Form 10-K
period 2014-12-31
Urban Edge Properties
filed 2015-03-23
CIK 1611547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended: December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523
URBAN EDGE PROPERTIES
(Exact name of Registrant as specified in its charter)

Maryland	47-6311266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 956‑2556
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $.01 par value per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
_______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES  ☐     NO ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐     NO ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐   NO ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
The registrant was a wholly-owned subsidiary of another Company prior to January 15, 2015. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2014, the last day of the registrant’s most recently completed second quarter.
As of March 23, 2015, there were 104,964,990 of the registrant’s common shares of beneficial interest outstanding.

URBAN EDGE PROPERTIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2014

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward‑looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10‑K. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS
The Company

Urban Edge Properties (“UE” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and other assets. UE and UELP were created to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business. UE comprises 79 shopping centers, three malls and a warehouse park adjacent to one of the centers (“UE Businesses”) and aggregates to 14.8 million square feet. The combined occupancy of shopping centers and malls was 95.8% as of December 31, 2014.
Prior to its separation from Vornado, UE was a wholly owned subsidiary of Vornado. On January 15, 2015, pursuant to a separation and distribution agreement between UE and Vornado (the “Separation Agreement”), the interests in certain properties held by Vornado’s operating partnership, Vornado Realty L.P. (“VRLP”), were contributed or otherwise transferred to UE in exchange for 100% of our outstanding common shares. Following that contribution, VRLP distributed 100% of our outstanding common shares to Vornado and the other common limited partners of VRLP, pro rata with respect to their ownership of common limited partnership units in VRLP. Vornado then distributed all of the UE common shares it had received from VRLP to Vornado common shareholders on a pro rata basis. As a result, VRLP common limited partners and Vornado common shareholders all received common shares of UE in the spin-off at a ratio of one common share of UE to every two common shares of Vornado.
Substantially concurrently with such distribution, the interests in certain properties held by VRLP, including interests in entities holding properties, were contributed or otherwise transferred to UELP in exchange for approximately 5.4% of UELP’s outstanding common limited partnership interests.
As part of the separation transaction, Vornado capitalized UE with $225 million of cash and agreed to provide transition services including human resources, information technology, risk management, public reporting and tax services for up to two years pursuant to a transition services agreement between UE and Vornado (the “Transition Services Agreement”). The fees charged to us by Vornado for these transition services approximate the actual cost incurred by Vornado in providing such transition services to us. UE will provide leasing, property management and development services to Vornado for certain of Vornado’s shopping center properties.
We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.
Unless the context otherwise requires, “we”, “us” and “our” refer to UE after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of completion of the separation.
We plan to elect to be treated as a real estate investment trust (‘‘REIT’’) in connection with the filing of our federal income tax return, subject to our ability to meet the requirements of becoming a REIT at the time of election, and we intend to maintain this status in future periods.
Company Strategies

Our goal is to become the leading owner of retail real estate in and on the edges of major urban markets. We believe that urban markets, including first-ring suburbs, offer especially attractive investment opportunities resulting from a unique interplay of demographic, supply/demand and redevelopment/development trends. To achieve this goal, our primary strategies include:

Maximizing the value of existing properties through proactive management. We intend to maximize the value of each of our assets through a comprehensive, proactive management strategy encompassing: continuous asset evaluation for highest-and-best-use; efficient and cost-conscious day-to-day operations that minimize retailer operating expense and preserve property quality; and thoughtful leasing. Leasing is a critical function and includes many value-creating elements including the following:

•	Monitoring retailer sales, merchandising, store operations, timeliness of payments, overall financial condition and related factors;

•
Being constantly aware of each asset’s competitive positioning within its trade area and moving as quickly as possible to make physical improvements or to adjust merchandising if circumstances warrant;

•	Continuously canvassing trade areas to identify unique operators that can distinguish a property and enhance its offerings;

•	Maintaining regular contact with the brokerage community to stay abreast of new merchants, potential relocations, new supply and overall trade area dynamics;

•	Conducting semi-annual portfolio reviews with key tenants;

•	Building and nurturing broad and deep relationships with retailer decision-makers;

•	Focusing on spaces with below-market leases that might be recaptured;

•	Understanding the potential impacts of options, exclusives, co-tenancy and other restrictive lease provisions; and

•	Optimizing required capital investment in every transaction.

Actively investing. We intend to invest in redevelopment, development and acquisitions. Each investment must meet our standards for expected risk-adjusted return and overall quality compared to our existing portfolio.

Investment considerations include:

•	Geography: Primary focus on the New York metropolitan area and the DC to Boston corridor.

•
Product: Larger shopping centers with multiple anchors (including a grocer where possible) that have a value-add thesis and quality street retail leased to necessity- and convenience-oriented retailers.

•
Tenancy: Tenant mix, sales performance and related occupancy cost, lease term, lease provisions and other factors. Our current tenant base comprises a diverse group of merchants, including department stores, grocers, category killers, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. We believe that this diversification provides stability to our cash flows as no specific retail category constitutes more than 20% of our portfolio’s annual base rental revenue and no one retailer contributed more than 7% of our annual base rental revenue in 2014.

•	Rent: Existing rents relative to market rents.

•
Competition and Barriers-to-Entry: Underserved, high barrier-to-entry markets in densely populated, affluent trade areas. We believe that shopping centers located in such markets present a more attractive risk-return profile relative to other markets. We intend to invest in our existing core markets, and, over time, may expand into new markets that have similar characteristics.

•	Access and Visibility: Convenient access and good visibility.

•	Physical Condition: Good physical condition, taking into account aesthetic, functional, structural and environmental considerations.

Constantly evaluating our portfolio and, where appropriate, engaging in selective dispositions. We intend to regularly evaluate the future prospects for each shopping center and, where appropriate, to dispose of those properties that will not meet our investment criteria in the long-term. We intend to reinvest a large part of the proceeds from any dispositions to invest in redevelopment, development, acquisitions or debt pay-down.

Using capital discipline to maintain a flexible balance sheet and support growth. We intend to keep our balance sheet flexible and capable of supporting growth. Over time, we intend to pursue an investment grade credit rating. We also expect internally generated funds and funds from selective asset sales will also be available to support growth.

Seasonality

Our revenues and expenses are, to some extent, subject to seasonality which impacts quarterly net earnings, cash flows and funds from operations and, therefore, impacts comparisons of the current quarter to the previous quarter. Revenue in the fourth quarter is typically higher due to the recognition of percentage rent and to higher specialty retail income around the holidays.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2014, 2013 and 2012. As of December 31, 2014, The Home Depot was our largest tenant and accounted for approximately $18.0 million, or 5.7%, of our total revenue.

Employees

As of March 23, 2015, we had 113 employees.

Available Information

Copies of our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934 are available free of charge through our website (www.uedge.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K. Copies of our filings under the Securities Exchange Act of 1934 are also available free of charge from us, upon request.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other information in this information statement in evaluating our company and our common shares. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. These risks have been separated into three groups: Risks Related to Our Business and Operations and to Our Status as a REIT, Risks Related to the Separation and Risks Related to Our Common Shares.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS AND TO OUR STATUS AS A REIT

Material factors that may adversely affect our business and operations are summarized below. The risks and uncertainties described herein may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business. See “Forward-Looking Statements” contained herein.

The Value of and Income from Real Estate Investments Fluctuate Due to Various Factors.

The value of and income from real estate fluctuates depending on conditions in the general economy and the real estate business. These conditions may also adversely impact our revenues and cash flows.

The factors that affect the value of our real estate include, among other things:

•national, regional and local economic conditions;
•competition from other available space;
•local conditions such as an oversupply of space or a reduction in demand for real estate in the area;
•how well we manage our properties;
•changes in market rental rates;
•the timing and costs associated with property improvements and rentals;
•whether we are able to pass all or portions of any increases in operating costs through to tenants;
•changes in real estate taxes and other expenses;
•whether tenants and users such as customers and shoppers consider a property attractive;
•the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•availability of financing on acceptable terms or at all;
•inflation or deflation;
•fluctuations in interest rates;
•our ability to obtain adequate insurance;
•changes in zoning laws and taxation;
•government regulation;

•	consequences of any armed conflict involving, or terrorist attack against, the United States or individual acts of violence in public spaces, including retail centers;
•potential liability under environmental or other laws or regulations;
•natural disasters;
•general competitive factors; and
•climate changes.

The rents we receive and the occupancy levels at our properties may decline as a result of adverse changes in any of these factors. If our rental revenues and/or occupancy levels decline, we generally would expect to have less cash available to pay our indebtedness and for distribution to our shareholders. In addition, some of our major expenses, including mortgage payments, real estate taxes and maintenance costs, generally do not decline when the related rents decline.

Capital markets and economic conditions can materially affect our liquidity, financial condition, results of operations and the value of our debt and equity securities.

There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and the economy. Demand for retail space may decline nationwide, as it did in 2008 and 2009, due to the economic downturn, bankruptcies, downsizing, layoffs and cost cutting. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future.

We are subject to risks that affect the general retail environment.

Our properties are in the retail shopping center real estate market. This fact means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, unemployment rates, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies. These factors could adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our shopping centers.

Real estate is a competitive business.

We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments than we are. Principal competitive factors include rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends.

We depend on leasing space to tenants on economically favorable terms and on collecting rent from tenants who may not be able to pay.

Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. In addition, because a majority of our income is derived from renting real property, our income, funds available to pay indebtedness and funds available for distribution to shareholders will decrease if certain of our tenants cannot pay their rent or if we are not able to maintain our occupancy levels on favorable terms. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs. During periods of economic adversity, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.

From time to time, some of our tenants have declared bankruptcy and other tenants may declare bankruptcy or become insolvent in the future. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property. Our leases generally do not contain restrictions designed to ensure the creditworthiness of our tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available to pay our indebtedness or make distributions to shareholders.

We derive a significant portion of our revenues from four of our properties.

As of December 31, 2014, four of our properties in the aggregate generated in excess of 25% of our total gross annual base minimum rental revenues.  The occurrence of events that have a negative impact on one or more of these properties, such as an economic downturn affecting the surrounding area or a natural disaster that damages one or more of the properties, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting less significant properties.  If the revenues generated by one or more of these properties were to decline substantially, our financial condition could be negatively and materially impacted.

Some of our properties depend on our anchor or major tenants and decisions made by these tenants, or adverse developments in the businesses of these tenants, could have a negative impact on us.

Some of our properties have anchor or major tenants that generally occupy larger spaces, sometimes pay a significant portion of a property’s total rent and often contribute to the success of other tenants by drawing customers to a property. If an anchor or major tenant closes, such closure could adversely affect the property even if the tenant continues to pay rent due to the loss of the anchor or major tenant’s drawing power.  Additionally, closure of an anchor or major tenant could result in lease terminations by, or reductions in rent from, other tenants if the other tenants’ leases have co-tenancy clauses that permit cancellation or rent reduction if an anchor tenant closes. Retailer consolidation, store rationalization, competition from internet sales and general economic conditions may decrease the number of tenants available to fill available anchor tenant spaces.  As a result, in the event one or more anchor tenants were to leave one or more of our centers, we cannot be sure that we would be able to quickly re-lease the vacant space on equivalent terms or at all. In addition, we may not be able to recover costs owed us by the closed tenant.  In certain cases, co-tenancy issues can arise solely from the loss of one or more non-anchor tenants, and in other cases, some anchor and non-anchor tenants may be able to terminate their leases if they do not achieve defined sales levels. Any of these developments could have a negative impact on our financial condition and results of operations.

We may be unable to reposition or redevelop some of our properties, which may have an adverse impact on our financial performance.

Our business strategy includes redeveloping our properties. In connection therewith, we are subject to various risks, including:

•	we may not have sufficient capital to proceed with planned repositioning or redevelopment activities;

•	redevelopment costs for a project may exceed original estimates or available financing, possibly making the project infeasible or unprofitable;

•	we may not be able to obtain zoning or other required governmental permits and authorizations; and

•	we may not be able to obtain anchor store and mortgage lender approvals, if applicable, for repositioning or redevelopment activities.

There can be no assurance that our redevelopment projects will have the desired results of attracting and retaining desirable tenants and increasing customer traffic. If redevelopment projects are unsuccessful, our investments in those projects may not be fully recoverable from future operations or sales.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control.

Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States. Our leases, loans and other agreements may require us to comply with OFAC requirements. If a tenant or other party with whom we conduct business is placed on the OFAC list we may be required to terminate the lease or other agreement. Any such termination could result in a loss of revenue or otherwise negatively affect our financial results and cash flows.

Our business and operations would suffer in the event of system failures.

Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our information technology infrastructure systems, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

The occurrence of cyber incidents or a deficiency in our cybersecurity could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident are operational interruption, damage to our relationship with our tenants and private data exposure. In accordance with the Transition Services Agreement, Vornado provides information technology services to UE. Vornado has implemented processes, procedures and controls to help mitigate these risks, but these measures, along with our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

We may incur significant costs to comply with environmental laws and environmental contamination may impair our ability to lease and/or sell real estate.

Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. Under some environmental laws, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property. The owner or operator may also be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by those parties because of the contamination. These laws often impose liability without regard to whether the owner or operator knew of the release of the substances or caused such release. The presence of contamination or the failure to remediate contamination may impair our ability to sell or lease real estate or to borrow using the real estate as collateral. Other laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of asbestos-containing materials in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. The maintenance and removal of lead paint and certain electrical equipment containing polychlorinated biphenyls (PCBs) are also regulated by federal and state laws. We are also subject to risks associated with human exposure to chemical or biological contaminants such as molds, pollens, viruses and bacteria which, above certain levels, can be alleged to be connected to allergic or other health effects and symptoms in susceptible individuals. We could incur fines for environmental compliance and be held liable for the costs of remedial action with respect to the foregoing regulated substances or related claims arising out of environmental contamination or human exposure at or from our properties.

Most of our properties have been subjected to varying degrees of environmental assessment at various times. To date, these environmental assessments have not revealed any environmental condition material to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in cleanup or compliance requirements could result in significant costs to us.

Some of our potential losses may not be covered by insurance.

We maintain general liability insurance with limits of $200 million per occurrence and all risk property and rental value insurance coverage with limits of $500 million per occurrence, with sub-limits for certain perils such as floods and earthquakes.  We also maintain coverage for terrorism acts with limits of $500 million per occurrence and in the aggregate for terrorism events (excluding coverage for nuclear, biological, chemical or radiological (“NBCR”) terrorism events), as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. Insurance premiums are charged directly to each of the retail properties.  We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.

Except for a $17 million mortgage loan, which was repaid on March 10, 2015, our loans are non-recourse and contain customary covenants requiring adequate insurance coverage.  Although we believe that we currently have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance our properties and expand our portfolio.

Compliance or failure to comply with the Americans with Disabilities Act, safety regulations or other requirements could result in substantial costs.

The Americans with Disabilities Act (“ADA”) generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could adversely affect our financial condition and results of operations, as well as the amount of cash available for distribution to shareholders.

Our properties are subject to various federal, state and local regulatory requirements such as state and local fire and life safety regulations. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that will affect our cash flow and results of operations.

Our Investments Are Concentrated in the Northeast and Puerto Rico. Circumstances Affecting These Areas Generally Could Adversely Affect Our Business.

Our properties are generally located in the Northeast and are affected by the economic cycles and risks inherent in this area.

Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact the Northeast market in either the short-term or long-term. Declines in the economy or declines in the real estate market in these areas could hurt our financial performance and the value of our properties. In addition to the factors affecting the national economic condition generally, the factors affecting economic conditions in this area include:

•	financial performance and productivity of the media, advertising, financial, technology, retail, insurance and real estate industries;

•	unemployment levels;

•	business layoffs or downsizing;

•	industry slowdowns;

•	relocations of businesses;

•	changing demographics;

•	increased telecommuting and use of alternative offices;

•	infrastructure quality;

•	changes in local laws or regulations; and

•	any oversupply of, or reduced demand for, real estate.

It is impossible for us to assess the future effects of trends in the economic and investment climates, or changes in tax laws (or other applicable laws, rules or regulations) in the Northeast and, more generally, in the United States on the real estate market in these areas. Local, national or global economic downturns, would negatively affect our business and profitability.

We own and operate two malls in Puerto Rico that are affected by the struggling local economy and that may be adversely affected by pending changes in tax laws.

Our two malls in Puerto Rico make up approximately 12% of our Net Operating Income (as such term is described in Part II. Item 7 of the Annual Report on 10-K). Since 2007, Puerto Rico has experienced a lethargic economy and GDP real growth of less than 1% per year. Total employment and the size of the labor force have decreased causing the unemployment rate to rise to a reported 14%. The government and its agencies are struggling to service and to restructure their debt and a series of new consumer and business taxes have been proposed. The combination of these circumstances could result in less disposable income for the purchase of goods sold in our centers, declining merchant sales and merchant inability to pay rent and other charges, which could adversely our revenues and cash flows.

Natural disasters could have a concentrated impact on the area in which we operate and could adversely impact our results.

We own properties near the Atlantic Coast and in Puerto Rico and natural disasters such as hurricanes could have an adverse impact, as could the consequences of “global warming”. We also have four properties in California that could be impacted by earthquakes. As a result, we could become subject to significant losses and/or repair costs which may or may not be fully covered by insurance and to the risk of business interruption. The incurrence of these losses, costs or business interruptions may adversely affect our operating and financial results.

We May Redevelop, Develop, Acquire or Sell Assets. Our Inability to Consummate or Manage These Transactions Could Adversely Affect Our Operations and Financial Results.

We may redevelop, develop or acquire properties and these activities may create risks.

We may redevelop, develop or acquire properties when we believe that a redevelopment, development or acquisition project is consistent with our business strategy. We may not, however, succeed in consummating desired acquisitions or in completing redevelopments and developments on time or within budget. In addition, we may face competition in pursuing redevelopment, development and acquisition opportunities. When we do pursue a project or acquisition, we may not succeed in leasing redeveloped, developed or acquired properties at rents sufficient to cover costs of redevelopment, development, acquisitions and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. If we choose to pursue acquisitions in new markets or types of properties where we do not have the same level of market knowledge, it may result in weaker than anticipated performance. We may abandon redevelopment, development and acquisition opportunities that we have begun pursuing and consequently fail to recover expenses already incurred.

It may be difficult to buy and sell real estate quickly, which may limit our flexibility.

Real estate investments are relatively difficult to buy and sell quickly. Consequently, we may have limited ability to promptly vary our portfolio promptly in response to changes in economic or other conditions. Moreover, our ability to buy, sell, or finance real estate assets may be adversely affected during periods of uncertainty or unfavorable conditions in the credit markets as we or potential buyers of our assets may experience difficulty in obtaining financing.

Our Organizational and Financial Structure Gives Rise to Operational and Financial Risks.

Substantially all of our assets will be owned by subsidiaries. We depend on dividends and distributions from these subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or other distributions to us.

Substantially all of our properties and assets are held through wholly-owned subsidiaries. We depend on cash distributions from our subsidiaries for most of our cash flow. The creditors of each of our subsidiaries are entitled to payment of that subsidiary’s obligations to them when due and payable before that subsidiary may make distributions or dividends to us. Thus, our ability to pay dividends, if any, to our security holders depends on our subsidiaries’ ability to first satisfy their obligations to their creditors and our ability to satisfy our obligations, if any, to our creditors.

In addition, our participation in any distribution of the assets of any of our subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary is only after the claims of the creditors, including trade creditors and preferred security holders, if any, of the applicable direct or indirect subsidiaries, are satisfied.

Our existing financing documents contain covenants and restrictions that may adversely affect our financial condition and our redevelopment, development and acquisition activities.

The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to discontinue insurance coverage. Our existing revolving credit facility contains, and any debt that we may obtain in the future may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants (i) that limit our ability to incur debt based upon (1) the level of our ratio of total debt to total assets, (2) our ratio of secured debt to total assets, (3) our ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense and (4) fixed charges, and (ii) that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. In addition, failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources or to give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.

We have outstanding debt. The amount of debt and its cost may increase and refinancing may not be available on acceptable terms.

As of December 31, 2014, total combined debt outstanding was $1.3 billion. We may incur additional debt in the future which could adversely affect our financial condition and results of operations and which may increase the risk of default. In addition, in a rising interest rate environment, the cost of refinancing our existing debt and any new debt or market rate security or instrument may increase. Continued uncertainty in the equity and credit markets may negatively impact our ability to obtain financing on reasonable terms or at all, which may negatively affect our ability to refinance our debt.

We may not be able to obtain capital to make investments.

We depend primarily on external financing to fund the growth of our business because one of the requirements of the Internal Revenue Code (the “Code”) for a REIT is that it distributes at least 90% of its taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend to or to make equity investments and on conditions in the capital markets generally. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, there can be no assurance that new financing or other capital will be available or available on acceptable terms.  For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the audited combined financial statements Part II, Item 8. in this Annual Report on Form 10-K.

We may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.

Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and that depend on various facts and circumstances that are not entirely within our control.  In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT.  If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to shareholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax. If we had to pay federal income tax, the amount of money available to distribute to shareholders and pay our indebtedness would be reduced for the year or years involved, and we would no longer be required to make distributions to shareholders.  In addition, we would also be disqualified as a REIT for the four taxable years following the year during which qualification was lost unless we were entitled to relief under the relevant statutory provisions.

We are also required to pay certain corporate-level taxes on our assets located in Puerto Rico and such taxes may increase if recently proposed taxes are implemented.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.

In order for us to qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our shareholders each year, so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute 100% of our REIT taxable income to our shareholders out of assets legally available therefore.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves, or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our shares or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund investment activities. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares outstanding without commensurate increases in funds from operations would adversely affect our ability to maintain distributions to our shareholders. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

RISKS RELATED TO THE SEPARATION

Our historical combined financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

The combined financial statements refer to our business as operated by and integrated with Vornado. Our historical financial information included is derived from the consolidated financial statements and accounting records of Vornado. Accordingly, the historical combined financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future. Factors which could cause our results to differ from those reflected in such historical financial information and which may adversely impact our ability to achieve similar results in the future may include, but are not limited to, the following:

•
Prior to the separation, our business was operated by Vornado as part of its broader corporate organization, rather than as an independent company. Following the separation, Vornado is providing various corporate functions for us, such as human resources, information technology, risk management, public reporting and tax services. Our historical financial results reflect allocations of corporate expenses from Vornado for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate, publicly traded company. We will need to make significant investments to replicate or outsource from other providers certain facilities, systems, infrastructure and personnel to which we will no longer have access after our separation from Vornado and expiration of the Transition Services Agreement. Developing our ability to operate without access to Vornado’s current operational and administrative infrastructure will be costly and may prove difficult. We may not be able to operate our business efficiently or at comparable costs and our profitability may decline;

•
Prior to the separation, our business was integrated with the other businesses of Vornado and we were are able to take advantage of Vornado’s purchasing power in areas such as information technology, marketing, insurance, treasury services, property support and the procurement of goods. Although we have entered into certain transition and other separation-related agreements with Vornado, these arrangements may not fully capture the benefits we previously enjoyed as a result of being integrated with Vornado and may result in us paying higher charges than in the past for these services. In addition, services provided to us under the Transition Services Agreement will generally only be provided for a maximum of 2 years and this time may not be sufficient to meet our needs. As an independent company, we may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease our overall profitability;

•
Generally, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporation-wide cash management policies of Vornado. We may now need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, from strategic relationships or through other arrangements, all of which may not be on terms as favorable to those obtained by Vornado. As a result, the cost of capital for our business may be higher than Vornado’s cost of capital prior to the separation;

•
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and will be required to prepare our financial statements according to the rules and regulations required by the SEC. Complying with these requirements could result in significant costs to us and require us to divert substantial resources, including management time, from other activities.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as an independent company. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements, please refer to “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited combined financial statements and accompanying notes in Part II in this Annual Report on Form 10-K.

If the distribution by each of Vornado and VRLP together with certain related transactions does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Vornado and Vornado shareholders could be subject to significant tax liabilities and UE will indemnify Vornado for certain material tax obligations that could arise as addressed in the Tax Matters Agreement.

Vornado received a private letter ruling from the IRS to the effect that the distribution of UE common shares by each of Vornado and VRLP, together with certain related transactions, will, with respect to UE, VRLP, Vornado and the shareholders of Vornado, qualify as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 351 and 355 of the Code.  Vornado obtained an opinion of Roberts & Holland LLP, special tax counsel to Vornado, satisfactory to the Vornado Board of

Trustees, to the effect that the distribution of UE common shares by each of Vornado and VRLP, together with certain related transactions, with respect to UE, VRLP, Vornado and the shareholders of Vornado, qualifies as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 351, 355, and 731 of the Code, including with respect to certain matters relating to these transactions that are not covered by the private letter ruling from the IRS. The private letter ruling is, and the opinion of Roberts & Holland LLP is based on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Vornado and UE (including those relating to the past and future conduct of Vornado and UE). If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if Vornado or UE breach any of their respective covenants in the separation documents, the private letter ruling from the IRS and the opinion of Roberts & Holland LLP may be invalid and the conclusions reached therein could be jeopardized. In such case, the IRS could assert that the distribution of UE common shares by each of Vornado and VRLP, together with certain related transactions, should be treated as a taxable transaction. The opinion of Roberts & Holland LLP is not binding on the IRS or any courts.

If the distribution, together with certain related transactions, fails to qualify for tax-free treatment, in general, Vornado would recognize taxable gain as if it had sold the UE common shares in a taxable sale for its fair market value and Vornado shareholders who received UE common shares in the distribution could be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Under the Tax Matters Agreement between UE and Vornado, UE may be required to indemnify Vornado against any additional taxes resulting from any violation of a covenant or any inaccuracy or falsity of a representation made by UE in certain sections of the Tax Matters Agreement, or from the taking of certain restricted actions by UE. For a more detailed discussion, please refer to “Certain Relationships and Relationships and Related Person Transactions — Tax Matters Agreement.”

We may not be able to engage in desirable strategic or capital-raising transactions following the separation. In addition, if we were able to engage in such transactions, we could be liable for adverse tax consequences resulting therefrom.

To preserve the tax-free treatment of the separation, for the two-year period following the spin-off, we will be prohibited, except in specific circumstances, from: (i) taking any action that would result in UE ceasing to be engaged in the active conduct of the UE business (within the meaning of the Code); (ii) redeeming or otherwise repurchasing (directly or indirectly) any of our outstanding stock, other than pursuant to open market stock repurchase programs meeting certain requirements set forth in IRS Revenue Procedures; (iii) varying the relative voting rights of separate classes of our stock or converting one class of our stock into another class of its stock; (iv) liquidating or partially liquidating UE; (v) merging or consolidating UE with any other corporation; (vi) selling or otherwise disposing of (other than in the ordinary course of business) the assets of UE and its subsidiaries, or taking any other action or actions if such sale, other disposition or other action or actions in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, assets representing fifty percent (50%) or more of the fair market value of our assets; or (vii) taking any other action or actions that in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, stock or equity securities of UE representing a fifty percent (50%) equity interest in UE, other than certain permitted acquisitions.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business. Under the Tax Matters Agreement between UE and Vornado, we may be required to indemnify Vornado against any additional taxes resulting from any violation of a covenant or any inaccuracy or falsity of a representation made by us in certain sections of the Tax Matters Agreement, or from the taking of certain restricted actions by us. For a more detailed discussion, please refer to “Certain Relationships and Relationships and Related Person Transactions — Tax Matters Agreement.”

Potential indemnification liabilities to Vornado pursuant to the Separation Agreement could materially adversely affect our operations.

The Separation Agreement with Vornado contains provisions governing certain aspects of our relationship with Vornado. Among other things, the Separation Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and distribution, as well as those obligations of Vornado that we assumed pursuant to the Separation Agreement. If we are required to indemnify Vornado under the circumstances set forth in this agreement, we may be subject to substantial liabilities and could materially affect our operations.

Certain of our Trustees and Executive Officers may have actual or potential conflicts of interest because of their previous or continuing equity interest in, or positions at, Vornado.

Some of our Trustees and Executive Officers are persons who are or have been employees of Vornado. Because of their current or former positions with Vornado, certain of the Trustees and Executive Officers may own Vornado common shares or other equity awards. Even though our Board of Trustees consists of a majority of Trustees who are independent, some of our Executive Officers and some of our Trustees continue to have a financial interest in Vornado common shares. In addition, one of our Trustees is the Chairman of the Board of Trustees and CEO of Vornado. Continued ownership of Vornado common shares, or service as a Trustee at both companies, could create, or appear to create, potential conflicts of interest.

We may not achieve some or all of the expected benefits of the separation and the separation may materially adversely affect our business, financial condition and results of operations.

We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed due to a variety of circumstances, not all of which may be under our control.

We may not achieve these benefits for a variety of reasons, including, among others: (i) the separation requires significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business; (ii) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Vornado; and (iii) our business is less diversified than Vornado’s business prior to the separation. If we fail to achieve some or all of the benefits expected to result from the separation, or if such benefits are delayed, our business, financial conditions and results of operations could be materially adversely affected.

Our agreements with Vornado in connection with the separation and distribution involve potential conflicts of interest and may not reflect terms that would have resulted from negotiations between unaffiliated third parties.

Because the separation and distribution involved the division of certain of Vornado’s existing businesses into two independent companies, we have entered into certain agreements with Vornado including the Separation Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement. The terms of these agreements were determined while we were still an indirect wholly-owned subsidiary of Vornado. They were determined by persons who were, at the time, employees, officers or trustees of Vornado or its subsidiaries and, accordingly, had a conflict of interest. For example, during the period in which the terms of those agreements were prepared, we did not have a board of trustees that was independent of Vornado. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Vornado and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party. See “Certain Relationships and Related Person Transactions.”

In connection with our separation from Vornado, Vornado will indemnify us for certain pre-distribution liabilities and liabilities related to Vornado assets. However, there can be no assurance that these indemnities will be sufficient to protect us against the full amount of such liabilities, or that Vornado’s ability to satisfy its indemnification obligation will not be impaired in the future.

Pursuant to the Separation Agreement, Vornado has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Vornado agreed to retain and to indemnify us from and there can be no assurance that Vornado will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Vornado any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and/or we may be temporarily required to bear these losses while seeking recovery from Vornado.

Failure to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and share price.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing.

In addition, the Sarbanes-Oxley Act requires that we, among other things, establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We cannot assure you that our internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain or document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting.

Matters impacting our internal controls may cause us to be unable to report our financial information on a timely basis, or may cause our company to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, or violations of applicable stock exchange listing rules. There could also be a negative reaction in the financial markets due to a loss of investor confidence in our company and the reliability of our financial statements. Confidence in the reliability of our financial statements is also likely to suffer if we or our independent registered public accounting firm report a material weakness in our internal control over financial reporting. This could materially adversely affect our company by, for example, leading to a decline in our share price and impairing our ability to raise additional capital.

RISKS RELATED TO OUR COMMON SHARES

We cannot guarantee the timing, amount, or payment of dividends on our common shares.

Although we expect to pay regular cash dividends, the timing, declaration, amount and payment of dividends to shareholders falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on factors such as our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other considerations that it deems relevant. Our ability to pay dividends depends on our ongoing ability to generate cash from operations and access to the capital markets. We cannot guarantee that we will pay dividends in the future.

Your percentage of ownership in our company may be diluted in the future.

In the future, your ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise.  We have and anticipate that we will continue to grant compensatory equity awards to our trustees, officers, employees, advisers and consultants who will provide services to us. Such awards will have a dilutive effect on our earnings per share, which could adversely affect the market price of our common shares.

In addition, our declaration of trust authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designation, voting powers, preferences, rights and other terms, including preferences over our common shares respecting dividends and distributions, as our Board of Trustees generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our common shares. For example, we could grant the holders of preferred shares the right to elect some number of our trustees in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the common shares.

OUR DECLARATION OF TRUST AND APPLICABLE LAW MAY HINDER ANY ATTEMPT TO ACQUIRE US

Our Declaration of Trust sets limits on the ownership of our shares.

Generally, for us to maintain a qualification as a REIT under the Code, not more than fifty percent (50%) in value of the outstanding shares of beneficial interest of UE may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of UE’s taxable year. The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Under UE’s Declaration of Trust, no person may own more than 9.8% of the outstanding common shares, or 9.8% of the outstanding preferred shares of any class or series, with some exceptions for persons approved by UE’s Board of Trustees. These restrictions on transferability and ownership may delay, deter or prevent a change in control of UE or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders.

Maryland law contains provisions that may reduce the likelihood of certain takeover transactions.

Maryland imposes conditions and restrictions on certain “business combinations” (including, among other transactions, a merger, consolidation, share exchange, or, in certain circumstances, an asset transfer or issuance of equity securities) between a Maryland real estate investment trust and certain persons who beneficially own at least 10% of the trust’s shares (an “interested shareholder”). Unless approved in advance by the Board of Trustees of the trust, or otherwise exempted by the statute, such a business combination is prohibited for a period of five years after the most recent date on which the interested shareholder became an interested shareholder.

After such five-year period, a business combination with an interested shareholder must be: (a) recommended by the Board of Trustees of the trust, and (b) approved by the affirmative vote of at least (i) 80% of the corporation’s outstanding shares entitled to vote and (ii) two-thirds of the corporation’s outstanding shares entitled to vote which are not held by the interested shareholder with whom the business combination is to be effected, unless, among other things, the corporation’s common shareholders receive a “fair price” (as defined by the statute) for their shares and the consideration is received in cash or in the same form as previously paid by the interested shareholder for his or her shares.

In approving a transaction, the Board of Trustees may provide that their approval is subject to compliance, at or after the time of approval, with any terms and conditions determined by the board. The business combination provisions of Maryland law may have the effect of delaying, deferring or preventing a change in control of UE or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders. The business combination statute may discourage others from attempting to acquire control of UE and increase the difficulty of consummating any offer.

Until the 2018 annual meeting of shareholders, UE will have a classified Board of Trustees and that may reduce the likelihood of certain takeover transactions.

Our Board of Trustees is currently divided into three classes of trustees. The initial terms of the first, second and third classes will expire at the first, second and third annual meetings of shareholders held following the separation, respectively.  Shareholders elect only one class of trustees each year. Shareholders will elect successors to trustees of the first class for a two-year term and successors to trustees of the second class for a one-year term, in each case upon the expiration of the terms of the initial trustees of each class.  Commencing with the 2017 annual meeting of shareholders, and each annual meeting of shareholders held thereafter, the successors to the Trustees whose terms expire at each annual meeting shall be elected to hold office for a term expiring at the next annual meeting of shareholders and until their successors are duly elected and qualify. There is no cumulative voting in the election of trustees.  The classified board may reduce the possibility of a tender offer or an attempt to change control of UE, even though a tender offer or change in control might be in the best interest of UE’s shareholders and UE.

We may issue additional shares in a manner that could adversely affect the likelihood of certain takeover transactions.

UE’s Declaration of Trust and bylaws authorize the Board of Trustees, without shareholder approval, to:

•	cause UE to issue additional authorized, but unissued, common or preferred shares;

•	classify or reclassify, in one or more classes or series, any unissued common or preferred shares;

•	set the preferences, rights and other terms of any classified or reclassified shares that UE issues; and

•	increase the number of shares of beneficial interest that UE may issue.

The Board of Trustees can establish a class or series of common or preferred shares whose terms could delay, deter or prevent a change in control of UE or other transaction that might involve a premium price or otherwise be in the best interest of UE’s shareholders, although the Board of Trustees does not now intend to establish a class or series of common or preferred shares of this kind. UE’s declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change in control of UE or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders and UE.

We may change our policies without obtaining the approval of our shareholders.

Our operating and financial policies, including our policies with respect to acquisitions of real estate or other companies, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by our Board of Trustees. Accordingly, our shareholders do not control these policies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2.	PROPERTIES

As of December 31, 2014, our portfolio comprised of 79 shopping centers, three malls and a warehouse park totaling approximately 14.8 million square feet. We own 61 properties 100% in fee simple, except for Walnut Creek (Mt. Diablo) where we own a 95% interest. We lease 18 properties under ground and/or building leases as indicated in the table below. Where a property is subject to a ground and/or building lease to a third party, we have included the year of contractual maturity of the lease next to the name of the property. As of December 31, 2014, we had $1.3 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2014.

Property	Percent Leased (1)	Weighted Average Annual Rent per sq ft (2)	Total Square Feet (1)	Major Tenants
SHOPPING CENTERS AND MALLS:
California:
Signal Hill	100.0%	$24.08	45,000	Best Buy
Vallejo (ground leased through 2043)	100.0%	17.51	45,000	Best Buy
Walnut Creek (1149 South Main Street)	100.0%	45.11	29,000	Barnes & Noble
Walnut Creek (Mt. Diablo) (3)	100.0%	70.00	7,000	Anthropologie

Connecticut:
Newington	100.0%	9.36	188,000	Wal-Mart, Staples
Waterbury	68.8%	16.69	148,000	ShopRite

Maryland:
Baltimore (Towson)	100.0%	16.49	155,000	Shoppers Food Warehouse, hhgregg, Staples, Home Goods, Golf Galaxy
Glen Burnie	90.5%	9.28	121,000	Gavigan’s Home Furnishings, Pep Boys
Rockville	98.1%	23.92	94,000	Regal Cinemas
Wheaton (ground leased through 2060)	100.0%	14.94	66,000	Best Buy

Massachusetts:
Cambridge (ground and building leased through 2033)	100.0%	21.83	48,000	PetSmart, Modell’s Sporting Goods
Chicopee	100.0%	5.50	224,000	Wal-Mart
Milford (ground and building leased through 2019)	100.0%	9.01	83,000	Kohl’s
Springfield	100.0%	5.36	182,000	Wal-Mart

New Hampshire:
Salem (ground leased through 2102)	100.0%	12.58	37,000	Babies “R” Us

New Jersey:
Bergen Town Center - East, Paramus	93.6%	18.47	211,000	Lowe’s, REI
Bergen Town Center - West, Paramus, NJ	99.4%	30.55	952,000	Target, Century 21, Whole Foods Market, Marshalls, Nordstrom Rack, Saks Off 5th, Home Goods, Hennes & Mauritz, Bloomingdale’s Outlet, Nike Factory Store, Old Navy, Nieman Marcus Last Call Studio
Bricktown	92.8%	18.61	278,000	Kohl’s, ShopRite, Marshalls
Carlstadt (ground leased through 2050)	100.0%	21.63	78,000	Stop & Shop
Cherry Hill	97.3%	9.35	261,000	Wal-Mart, Toys “R” Us
Dover	93.0%	12.79	173,000	ShopRite, T.J. Maxx
East Brunswick	100.0%	13.92	427,000	Lowe’s, Kohl’s, Dick’s Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness
East Hanover (200 - 240 Route 10 West)	86.3%	19.70	343,000	The Home Depot, Dick’s Sporting Goods, Marshalls
East Hanover (280 Route 10 West)	100.0%	35.20	26,000	REI
East Rutherford	100.0%	12.43	197,000	Lowe’s
Eatontown	73.7%	29.09	30,000	Petco
Englewood	73.6%	19.96	41,000	New York Sports Club

Property	Percent Leased (1)	Weighted Average Annual Rent per sq ft (2)	Total Square Feet (1)	Major Tenants
Garfield	100.0%	12.35	195,000	Wal-Mart, Marshalls
Hackensack	74.5%	23.54	275,000	The Home Depot, Staples, Petco
Hazlet	100.0%	2.64	123,000	Stop & Shop (4)
Jersey City	100.0%	11.97	236,000	Lowe’s, P.C. Richard & Son
Kearny	100.0%	19.64	104,000	LA Fitness (lease not commenced), Marshalls
Lawnside	100.0%	14.22	145,000	The Home Depot, PetSmart
Lodi (Route 17 North)	100.0%	11.92	171,000	National Wholesale Liquidators
Lodi (Washington Street)	94.1%	19.85	85,000	Blink Fitness, Aldi
Manalapan	100.0%	17.06	208,000	Best Buy, Bed Bath & Beyond, Babies “R” Us, Modell’s Sporting Goods, PetSmart
Marlton	100.0%	13.90	213,000	Kohl’s (5), ShopRite, PetSmart
Middletown	94.9%	12.49	231,000	Kohl’s, Stop & Shop
Montclair	100.0%	23.34	18,000	Whole Foods Market
Morris Plains	95.9%	21.22	177,000	Kohl’s, ShopRite (4)
North Bergen (Kennedy Boulevard)	100.0%	13.03	62,000	Food Basics
North Bergen (Tonnelle Avenue)	98.9%	20.01	410,000	Wal-Mart, BJ’s Wholesale Club, PetSmart, Staples
North Plainfield	88.3%	7.37	212,000	Costco, The Tile Shop
Paramus (ground leased through 2033)	100.0%	42.23	63,000	24 Hour Fitness
South Plainfield (ground leased through 2039)	85.9%	22.04	56,000	Staples, Party City
Totowa	100.0%	16.26	271,000	The Home Depot, Bed Bath & Beyond, buy buy Baby, Marshalls, Staples
Turnersville	96.3%	6.49	96,000	Haynes Furniture Outlet (The Dump)
Union (2445 Springfield Avenue)	100.0%	17.85	232,000	The Home Depot
Union (Route 22 and Morris Avenue)	99.4%	18.30	276,000	Lowe’s, Toys “R” Us, Office Depot
Watchung	96.6%	16.57	170,000	BJ’s Wholesale Club
Woodbridge	100.0%	13.46	226,000	Wal-Mart

New York:
Bronx (1750-1780 Gun Hill Road)	90.7%	32.63	77,000	Aldi, Planet Fitness
Bronx (Bruckner Boulevard)	89.6%	17.86	501,000	Kmart, Toys “R” Us, Marshalls, Old Navy, Gap
Buffalo (Amherst)	100.0%	9.35	311,000	BJ’s Wholesale Club, T.J. Maxx, Home Goods, Toys “R” Us, LA Fitness
Commack (ground and building leased through 2021)	100.0%	21.45	47,000	PetSmart, Ace Hardware
Dewitt (ground leased through 2041)	100.0%	20.46	46,000	Best Buy
Freeport (240 West Sunrise Highway) (ground and building leased through 2040)	100.0%	20.28	44,000	Bob’s Discount Furniture
Freeport (437 East Sunrise Highway)	100.0%	18.86	173,000	The Home Depot, Staples
Huntington	100.0%	14.81	204,000	Kmart, Marshalls, Old Navy, Petco
Inwood	80.1%	18.94	96,000	Stop & Shop
Mount Kisco	100.0%	16.81	189,000	Target, A&P
New Hyde Park (ground and building leased through 2029)	100.0%	20.21	101,000	Stop & Shop
Oceanside	100.0%	28.00	16,000	Party City
Rochester	100.0%	3.08	205,000	Wal-Mart
Rochester (Henrietta) (ground leased through 2056)	96.2%	4.15	165,000	Kohl’s
Staten Island	88.2%	23.74	165,000	Western Beef, Planet Fitness
West Babylon	95.4%	17.41	66,000	Best Market, Rite Aid

Pennsylvania:
Allentown	100.0%	12.08	372,000	Burlington Coat Factory, Giant Food, Dick’s Sporting Goods, T.J. Maxx, Petco
Bensalem	98.9%	12.26	185,000	Kohl’s, Ross Dress for Less, Staples, Petco

Property	Percent Leased (1)	Weighted Average Annual Rent per sq ft (2)	Total Square Feet (1)	Major Tenants
Bethlehem	98.9%	8.24	147,000	Giant Food, Petco
Broomall	100.0%	10.24	169,000	Giant Food (5), Planet Fitness, A.C. Moore, PetSmart
Glenolden	100.0%	12.41	102,000	Wal-Mart
Lancaster	82.1%	4.31	228,000	Lowe’s, Sleepy’s
Springfield (ground and building leased through 2025)	100.0%	20.90	41,000	PetSmart
Wilkes-Barre (461 - 499 Mundy Street)	91.7%	12.81	204,000	Bob’s Discount Furniture, Babies “R” Us, Ross Dress for Less, Marshalls, Petco
Wyomissing (ground and building leased through 2065)	93.2%	15.56	76,000	LA Fitness, PetSmart
York	86.2%	8.75	111,000	Ashley Furniture, Tractor Supply Company, Aldi

South Carolina:
Charleston (ground leased through 2063)	100.0%	14.19	45,000	Best Buy

Virginia:
Norfolk (ground and building leased through 2069)	100.0%	6.44	114,000	BJ’s Wholesale Club
Tyson’s Corner (ground and building leased through 2035)	100.0%	39.13	38,000	Best Buy

Puerto Rico:
Las Catalinas	94.0%	37.65	356,000	Kmart
Montehiedra	90.9%	18.33	542,000	Kmart, The Home Depot, Marshalls, Caribbean Theatres, Tiendas Capri, Nike Factory Store

Total Shopping Centers and Malls	95.8%	16.57 (2)	13,880,000

WAREHOUSES:
East Hanover - Five Buildings	60.8%	4.41	942,000	J & J Tri-State Delivery (lease not commenced), Foremost Groups Inc., Fidelity Paper & Supply Inc., Consolidated Simon Distributors Inc., Meyer Distributing Inc., Givaudan Flavors Corp.

Total Urban Edge Properties	93.6%	$16.20	14,822,000

(1)	Percent leased is expressed as a percent of total square feet (gross leasable area) subject to a lease.

(2)
Weighted average annual rent per square foot is calculated by annualizing tenant’s current base rent, including ground rent, and excludes tenant reimbursements, concessions and storage rent. The total weighted average annual rent per square foot includes 3.6 million square feet where the tenants own the building and pay us rent pursuant to ground leases. Excluding the ground leases, the weighted average annual rent per square foot for shopping centers and malls is $19.44 per square foot.

(3)	Our ownership of Walnut Creek (Mt. Diablo) is 95% as of December 31, 2014.

(4)	The tenant has ceased operations at this location but continues to pay rent.

(5)	The leases for these former Bradlees locations is guaranteed by Stop & Shop.

Lease terms generally range from five years or less in some instances for smaller tenants to as long as 25 years for major tenants. Leases generally provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for less than 1% of total revenues during 2014.

Occupancy and weighted average annual rent per square foot:

Shopping Centers and Malls
			Average Annual
			Base Rent
As of:	Total Square Feet	Occupancy Rate	per Square Foot
December 31, 2014	13,880,000	95.8%	$16.57
December 31, 2013	13,922,000	95.6%	16.38
December 31, 2012	13,645,000	95.0%	16.35
December 31, 2011	13,623,000	95.0%	15.95
December 31, 2010	13,715,000	94.9%	15.24

Warehouses
			Average Annual
		Occupancy Rate	Base Rent
As of:	Total Square Feet		per Square Foot
December 31, 2014	942,000	60.8%	$4.41
December 31, 2013	942,000	45.6%	4.35
December 31, 2012	942,000	55.9%	4.34
December 31, 2011	942,000	45.3%	4.85
December 31, 2010	942,000	62.6%	5.61

Tenants accounting for 2% or more of revenues:

			Percentage of
	Square Feet	2014	Total
Tenant	Leased	Revenues	Revenues

The Home Depot	865,000	$18,090,000	5.7%
Wal-Mart/Sam's Wholesale	1,439,000	17,993,000	5.7%
Lowe's	976,000	13,120,000	4.2%
The TJX Companies, Inc.	567,000	11,902,000	3.8%
Stop & Shop	633,000	10,471,000	3.3%
Kohl's	716,000	9,554,000	3.0%
Sears Holdings, Inc. (Sears and Kmart)	547,000	7,604,000	2.4%
ShopRite	337,000	7,587,000	2.4%
Best Buy Co. Inc.	313,000	7,545,000	2.4%
BJ's Wholesale Club	454,000	7,315,000	2.3%
PetSmart, Inc.	235,000	6,404,000	2.0%

2014 rental revenue by type of retailer:

Discount Stores	20%
Home Improvement	11%
Supermarkets	11%
Family Apparel	8%
Restaurants	8%
Home Entertainment and Electronics	6%
Banking and Other Business Services	4%
Personal Services	4%
Sporting Goods, Toys and Hobbies	4%
Home Furnishings	3%
Membership Warehouse Clubs	3%
Women's Apparel	3%
Other	15%
100%

Lease expirations as of December 31, 2014, assuming none of the tenants exercises renewal options:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month to month	19	168,000	1.2%	$2,387,000	$14.23	(1)
2015	65	258,000	1.9%	9,206,000	35.63	(1)
2016	92	651,000	4.8%	13,915,000	21.39
2017	79	580,000	4.3%	10,504,000	18.12
2018	71	1,209,000	8.9%	17,670,000	14.61
2019	100	1,332,000	9.8%	26,625,000	19.99
2020	70	1,247,000	9.2%	20,489,000	16.43
2021	43	675,000	5.0%	12,045,000	17.84
2022	50	1,042,000	7.7%	12,814,000	12.29
2023	46	1,044,000	7.7%	18,727,000	17.93
2024	55	1,325,000	9.8%	18,042,000	13.62
(1) We expect to achieve moderate increases in average rent spreads as we renew or re-lease these spaces.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of March 23, 2015, there were 1,954 holders of record of our common shares. There have been no repurchases of equity securities.

We plan to elect to be treated as a REIT for U.S. Federal income tax purposes in connection with the filing of our first tax return and intend to maintain this status in future periods. A REIT must pay tax on or distribute 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its shareholders in order to maintain its REIT status. A REIT will avoid entity level federal tax if it distributes 100% of its capital gains and ordinary taxable income. To avoid current entity level U.S. federal income taxes, we plan to distribute 100% of our capital gains and ordinary income to our shareholders annually. We have no present intention to pay any dividends on our common shares in the future other than in order to maintain our REIT status and to avoid current entity level U.S. Federal income taxes, which dividends our Board of Trustees may decide to pay in the form of cash, common shares or a combination of cash and common shares.

Information relating to compensation plans under which our equity securities are authorized for issuance is set forth under Part III, Item 12 of this Annual Report on Form 10-K and such information is incorporated by reference herein.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected combined financial data set forth as of and for each of the five years in the period ended December 31, 2014. The combined balance sheet data and combined statements of income have been derived from the consolidated financial statements of Vornado. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our audited combined financial statements and related notes included in Items 7 and 8, respectively, of this Annual Report on Form 10-K.

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012	2011	2010
Operating Data:
Revenue
Property rentals	$232,592	$228,282	$232,031	$223,883	$221,746
Tenant expense reimbursements	81,887	73,170	70,453	73,863	70,871
Income from Stop & Shop settlement	—	59,599	—	—	—
Other income	1,197	1,944	1,749	2,110	5,167
Total revenue	315,676	362,995	304,233	299,856	297,784
Expenses
Depreciation and amortization	53,653	54,043	52,960	50,981	49,504
Real estate taxes	49,835	46,715	45,978	46,517	44,688
Property operating	51,988	45,845	43,339	45,730	43,805
General and administrative	17,820	19,376	20,725	21,415	21,905
Real estate impairment losses	—	19,000	6,000	—	—
Ground rent	10,304	10,137	10,029	9,265	8,790
Transaction costs	8,604	—	—	—	—
Provision for doubtful accounts	1,032	666	236	(18,090)	7,665
Total expenses	193,236	195,782	179,267	155,818	176,357
Operating income	122,440	167,213	124,966	144,038	121,427
Interest income	35	11	20	—	143
Interest and debt expense	(54,960)	(55,789)	(53,772)	(55,138)	(35,975)
Income before income taxes	67,515	111,435	71,214	88,900	85,595
Income tax expense	(1,721)	(2,100)	(1,364)	(1,440)	(1,746)
Net income	65,794	109,335	69,850	87,460	83,849
Net (income) loss attributable to noncontrolling interest	(22)	(21)	(13)	3	4
Net income attributable to Vornado	$65,772	$109,314	$69,837	$87,463	$83,853

Balance Sheet Data:
Real estate, net of accumulated depreciation	$1,555,301	$1,562,416	$1,609,121	$1,637,393	$1,646,321
Total assets	1,741,529	1,749,965	1,857,055	1,877,107	1,858,978
Mortgages payable	1,288,535	1,200,762	1,251.234	1,275,441	1,235,332
Total liabilities	1,482,666	1,408,381	1,467,167	1,511,383	1,486,624
Vornado equity	258,522	341,265	389,590	365,439	372,066
Other Data:
Cash flow Statement Data:
Provided by operating activities	105,688	240,527	108,364	97,730	128,962
Used in investing activities	44,504	27,013	32,886	39,023	35,839
Used in financing activities	63,807	212,636	73,385	58,673	92,430

Funds From Operations (‘‘FFO’’)
We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (‘‘NAREIT’’) definition. NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciated real estate assets, real estate impairment losses, real property depreciation and amortization expense. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance both internally from period to period and among our peers because this non-GAAP measure excludes net gains on sales of depreciable real estate, real estate impairment losses, and real property depreciation and amortization expense which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by others.
The following table illustrates the calculation of FFO for each of the five years in the period ended December 31, 2014:

	(Unaudited)
	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012	2011	2010
Net income attributable to Vornado	$65,772	$109,314	$69,837	$87,463	$83,853
Adjustments:
Rental property depreciation and amortization,
net of noncontrolling interest	53,222	53,479	52,603	50,611	49,134
Real estate impairment losses	—	19,000	6,000	—	—
Funds from operations	$118,994	$181,793	$128,440	$138,074	$132,987

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the combined financial statements and notes thereto appearing in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Overview

Urban Edge Properties (“UE” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and other assets. UE and UELP were created to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business. It comprises 79 shopping centers, three malls and a warehouse park adjacent to one of the centers (“UE Businesses”) and aggregates to 14.8 million square feet. The combined occupancy of shopping centers and malls was 95.8% as of December 31, 2014.
Prior to its separation from Vornado, UE was a wholly owned subsidiary of Vornado. On January 15, 2015, pursuant to a separation and distribution agreement between UE and Vornado (the “Separation Agreement”), the interests in certain properties held by Vornado’s operating partnership, Vornado Realty L.P. (“VRLP”), were contributed or otherwise transferred to UE in exchange for 100% of our outstanding common shares. Following that contribution, VRLP distributed 100% of our outstanding common shares to Vornado and the other common limited partners of VRLP, pro rata with respect to their ownership of common limited partnership units in VRLP. Vornado then distributed all of the UE common shares it had received from VRLP to Vornado common shareholders on a pro rata basis. As a result, VRLP common limited partners and Vornado common shareholders all received common shares of UE in the spin-off at a ratio of one common share of UE to every two common shares of Vornado.
Substantially concurrently with such distribution, the interests in seven retail properties held by VRLP, including interests in entities holding properties, were contributed or otherwise transferred to UELP in exchange for approximately 5.4% of UELP’s outstanding common limited partnership interests.
As part of the separation transaction, Vornado capitalized UE with $225 million of cash and will provide transition services including human resources, information technology, risk management, public reporting and tax services for up to two years pursuant to a transition services agreement between UE and Vornado (the “Transition Services Agreement”). UE will provide leasing, property management and development services to Vornado for certain of Vornado’s shopping center properties.
Unless the context otherwise requires, “we”, “us” and “our” refer to UE after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of completion of the separation.
We plan to elect to be treated as a real estate investment trust (‘‘REIT’’) in connection with the filing of our federal income tax return, subject to our ability to meet the requirements of REIT at the time of election, and we intend to maintain this status in future periods.
Critical Accounting Policies and Estimates

In preparing the combined financial statements we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that we believe are critical to the preparation of our combined financial statements. The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 3 to the audited combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Real Estate — Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to, the redevelopment, including interest, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when completed. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete. Depreciation is recognized on a straight-line basis over estimated useful lives which range from 3 to 40 years. Tenant related intangibles and improvements are amortized on a straight-line basis over the lease term, including any bargain renewal options.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. We record acquired intangible assets (including acquired above-market leases, acquired in-place leases and tenant relationships) and acquired intangible liabilities (including below-market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our combined financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Allowance for Doubtful Accounts — We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•
Base Rent - income arising from minimum lease payments from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a lease incentive to tenants, we recognize the incentive as a reduction of rental revenue on a straight-line basis over the term of the lease.

•
Percentage Rent - income arising from retail tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

•
Expense Reimbursements - revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

•
Management, Leasing and Other Fees - income arising from contractual agreements with third parties or with partially owned entities. This revenue is recognized as the related services are performed under the respective agreements.

Recent Accounting Pronouncements

See Note 3 to the audited combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recent accounting pronouncements that may affect us.

Results of Operations
Net income attributable to Vornado for the year ended December 31, 2014 was $65.8 million compared to $109.3 million for the year ended December 31, 2013. Net income for the year ended December 31, 2013 included $59.6 million of income from a litigation settlement with Stop & Shop offset by a $19.0 million impairment loss.

Funds From Operations (“FFO”) for the year ended December 31, 2014 was $119.0 million compared to $181.8 million for the year ended December 31, 2013. FFO for the year ended December 31, 2013 included $59.6 million of income from a litigation settlement with Stop & Shop. Refer to Item 6. Selected Financial Data in this Annual Report on Form 10-K for a description of this non-GAAP measure and a reconciliation from the most directly comparable GAAP financial measure, Net Income Attributable to Vornado.

Net operating income (“NOI”) and same property NOI are non-GAAP financial measures that aid in the assessment of the performance of our properties and portfolio as it relates to the total return on assets. The most directly comparable GAAP financial measure to NOI is income before income taxes. Same property NOI for the year ended December 31, 2014 was $191.2 million compared to $187.0 million for the year ended December 31, 2013, an increase of $4.2 million, or 2.2%. Same property NOI increased by 2.2% for the quarter ended December 31, 2014, as compared to the same quarter in the prior year ended December 31, 2013.

The following table reconciles income before income taxes to NOI and same property NOI for the years ended December 31, 2014 and 2013.

	(Unaudited)
	Year Ended December 31,
(Amounts in thousands)	2014	2013
Income before income taxes	$67,515	$111,435
Interest income	(35)	(11)
Interest and debt expense	54,960	55,789
Operating income	$122,440	$167,213
Depreciation and amortization	53,653	54,043
General and administrative expense	17,820	19,376
Transaction costs	8,604	—
Real estate impairment losses	—	19,000
Subtotal	202,517	259,632
Less: non-cash rental income	(10,880)	(11,164)
Add: non-cash ground rent expense	1,531	1,550
NOI	193,168	250,018
Adjustments:
Settlement income from Stop & Shop(1)	—	(59,599)
Income recognized pursuant to Stop & Shop Guarantee which
was terminated upon settlement in February 2013(1)	—	(500)
Properties taken out of service for redevelopment	(1,369)	(1,775)
Interstate Properties management fees	(535)	(606)
Other	(90)	(546)
Subtotal adjustments	(1,994)	(63,026)
Same Property NOI	$191,174	$186,992

(1)	See Note 11 — Stop & Shop Settlement, in the notes to the audited combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details.

We calculate NOI by adjusting GAAP operating income to add back depreciation and amortization expense, general and administrative expenses, real estate impairment losses and non-cash ground rent expense, and deduct non-cash rental income resulting from the straight-lining of rents and amortization of acquired below market leases net of above market leases. Same property NOI is calculated as NOI for properties that were owned and operated for the entirety of the reporting periods being compared, and excludes properties that were under development/redevelopment and properties acquired or sold during the periods being compared. NOI excludes certain components from net income attributable to Vornado in order to provide results that are more closely related to a property’s results of operations. Bruckner Boulevard was under redevelopment commencing in the fourth quarter of 2014 and therefore excluded from same property NOI for the years ended December 31, 2014 and 2013. There were no properties acquired or sold during the periods being compared.

We believe NOI and same property NOI are meaningful non-GAAP financial measures because real estate acquisitions and dispositions are evaluated based on, among other considerations, property NOI applied to market capitalization rates. We utilize these measures to make investment and capital allocation decisions and to compare the unlevered performance of our properties to our peers. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from operating income or net income. NOI and same property NOI should not be considered substitutes for operating income or net income and may not be comparable to similarly titled measures employed by others.

Comparison of the Year Ended December 31, 2014 to 2013

Property Rentals

Property rentals were $232.6 million in the year ended December 31, 2014, compared to $228.3 million in the prior year, an increase of $4.3 million. This increase was primarily due to higher average rents and higher average occupancy in 2014, partially offset by $500,000 of rent in the prior year under the Stop & Shop Guarantee which was settled in February 2013. See Note 11 - Stop & Shop Settlement, in the notes to the audited combined financial statements Part II, Item 8 of this Annual Report on Form 10-K for further details.

Tenant Expense Reimbursements

Tenant expense reimbursements were $81.9 million in the year ended December 31, 2014, compared to $73.2 million in the prior year, an increase of $8.7 million. This increase was primarily due to higher real estate taxes and reimbursable property operating expenses.

Income from Stop & Shop Settlement

Income from Stop & Shop settlement of $59.6 million in the year ended December 31, 2013 was the result of a litigation settlement pursuant to which Stop & Shop paid Vornado $124.0 million.  See Note 11 — Stop & Shop Settlement, in the notes to the audited combined financial statements Part II, Item 8 of this Annual Report on Form 10-K for further details.

Other Income

Other income was $1.2 million in the year ended December 31, 2014, compared to $1.9 million in the prior year, a decrease of $747,000 due to certain one-time income items recognized during 2013.

Depreciation and Amortization

Depreciation and amortization was $53.7 million in the year ended December 31, 2014, compared to $54.0 million in the prior year, a decrease of $390,000.

Real Estate Taxes

Real estate taxes were $49.8 million in the year ended December 31, 2014, compared to $46.7 million in the prior year, an increase of $3.1 million. This increase was primarily a result of higher assessments, including reassessments performed during 2014 subsequent to completion of redevelopments, and higher tax rates.

Property Operating Expenses

Property operating expenses were $52.0 million in the year ended December 31, 2014, compared to $45.8 million in the prior year, an increase of $6.2 million.  The increase was primarily due to higher repairs and maintenance costs, including $3.3 million of higher snow removal costs.

General and Administrative Expenses

General and administrative expenses were $17.8 million in the year ended December 31, 2014, compared to $19.4 million in the prior year, a decrease of $1.6 million.

Real Estate Impairment Losses

A $19.0 million impairment loss was recognized on the Bruckner Boulevard property in the year ended December 31, 2013, driven by a reduced anticipated holding period.

Ground Rent Expense

Ground rent expense was $10.3 million in the year ended December 31, 2014, compared to $10.1 million in the prior year, an increase of $167,000.

Transaction Costs

In connection with the separation transaction, we incurred transaction costs of $8.6 million in the year ended December 31, 2014, comprised of approximately $5.4 million of professional fees and a $3.2 million cash make-whole payment to Jeffrey S. Olson, Chairman and Chief Executive Officer of UE, in accordance with his employment agreement.

Provision for Doubtful Accounts

Provision for doubtful accounts was $1.0 million in the year ended December 31, 2014, compared to $666,000 in the prior year, an increase of $366,000.  This is primarily due to additional reserves recorded in relation to certain tenants at Las Catalinas.

Interest and Debt Expense

Interest and debt expense was $55.0 million in the year ended December 31, 2014, compared to $55.8 million in the prior year, a decrease of $829,000.  This decrease was primarily due to the repayment of the Las Catalinas Mall mortgage loan of $52.8 million in October 2013 and the $17.0 million refinancing of the Staten Island (Forest Plaza) mortgage loan in July 2013 which bears interest at LIBOR plus 1.30% (1.47% as of December 31, 2014) compared to the maturing $16.9 million loan which bore interest at a fixed rate of 6.38%, partially offset by the $300.0 million refinancing of the Bergen Town Center mortgage loan in March 2013 which bears interest at a fixed rate of 3.56%, compared to the maturing $282.3 million loan which bore interest at LIBOR plus 150 basis points (1.70% as of March 31, 2013) and the $130.0 million financing of Las Catalinas in July 2014 which bears interest at a fixed rate of 4.43%

Income Tax Expense

Income tax expense was $1.7 million in the year ended December 31, 2014, compared to $2.1 million in the prior year, a decrease of $379,000.  These amounts represent income taxes on our Puerto Rico properties based on estimated taxable income.

Comparison of the Year Ended December 31, 2013 to 2012

Property Rentals

Property rentals were $228.3 million in the year ended December 31, 2013, compared to $232.0 million in the prior year, a decrease of $3.7 million.  This decrease was primarily due to $5.9 million of rent in 2012 under the Stop & Shop guarantee which was settled in February 2013, partially offset by higher rents in 2013.  See Note 11 — Stop & Shop Settlement, in the notes to the audited combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Tenant Expense Reimbursements

Tenant expense reimbursements were $73.2 million in the year ended December 31, 2013, compared to $70.5 million in the prior year, an increase of $2.7 million. This increase was primarily due to higher snow removal costs included in reimbursable property operating expenses.

Stop & Shop Settlement Income

Stop & Shop settlement income of $59.6 million in the year ended December 31, 2013 was the result of a litigation settlement pursuant to which Stop & Shop paid Vornado $124.0 million.  See Note 11 — Stop & Shop Settlement, in the notes to the audited combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K for further details.

Other Income

Other income was $1.9 million in the year ended December 31, 2013, compared to $1.7 million in the prior year, an increase of $195,000.

Depreciation and Amortization

Depreciation and amortization was $54.0 million in the year ended December 31, 2013, compared to $53.0 million in the prior year, an increase of $1.0 million.   This increase was primarily due to depreciation of tenant improvements and amortization of leasing commissions incurred since the beginning of 2013.

Real Estate Taxes

Real estate taxes were $46.7 million in the year ended December 31, 2013, compared to $46.0 million in the prior year, an increase of $737,000.

Property Operating Expenses

Property operating expenses were $45.8 million in the year ended December 31, 2013, compared to $43.3 million in the prior year, an increase of $2.5 million.  This increase was primarily due to higher snow removal costs.

General and Administrative Expenses

General and administrative expenses were $19.4 million in the year ended December 31, 2013, compared to $20.7 million in the prior year, a decrease of $1.3 million.  This decrease was primarily due to lower average head count.  General and administrative expenses include $11.9 million and $11.6 million in the years ended December 31, 2013 and 2012, respectively, representing an allocation of certain costs borne by Vornado for management and other services, including, but not limited to, accounting, reporting, legal, tax, information technology and human resources.

Real Estate Impairment losses

A $19 million impairment loss was recognized on the Bruckner Boulevard property in the year ended December 31, 2013, and a $6 million impairment loss was recognized on the Englewood property in the year ended December 31, 2012 driven by reduced anticipated holding periods.

	For the Year Ended December 31,
(Amounts in thousands)	2013	2012
Bruckner Boulevard	$19,000	$—
Englewood	—	6,000
	$19,000	$6,000

Ground Rent Expense

Ground rent expense was $10.1 million in the year ended December 31, 2013, compared to $10.0 million in the prior year, an increase of $108,000.

Provision for Doubtful Accounts

Provision for doubtful accounts was $0.7 million in the year ended December 31, 2013, compared to $0.2 million in the prior year, an increase of $0.5 million.  This increase was primarily due to a $0.4 million write-off of the receivable arising from straight-line rent in connection with the early termination of two tenants.

Interest and Debt Expense

Interest and debt expense was $55.8 million in the year ended December 31, 2013, compared to $53.8 million in the prior year, an increase of $2.0 million.  This increase was primarily due to (i) the $300.0 million refinancing of the Bergen Town Center mortgage loan in March 2013 which bears interest at a fixed rate of 3.56%, compared to the maturing $282.3 million loan which bore interest at LIBOR plus 150 basis points (1.71% as of December 31, 2012), partially offset by (ii) the repayment of the Las Catalinas Mall mortgage loan of $52.8 million in October 2013 and (iii) the $17.0 million refinancing of the Staten Island (Forest Plaza) mortgage loan in July 2013 which bears interest at LIBOR plus 1.30% (1.47% as of December 31, 2013) compared to the maturing $16.9 million loan which bore interest at a fixed rate of 6.38%.

Income Tax Expense

Income tax expense was $2.1 million in the year ended December 31, 2013, compared to $1.4 million in the prior year, an increase of $736,000.  These amounts represent income taxes on our Puerto Rico properties based on estimated taxable income.

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent on a number of factors including the occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. Other sources of liquidity to fund cash requirements include proceeds from financings and asset sales. We anticipate that cash flows from continuing operations over the next 12 months, together with existing cash balances, will be adequate to fund our business operations, debt amortization and recurring capital expenditures.

Dividends

On February 2, 2015, our Board of Trustees declared a quarterly dividend of $0.20 per common share (an indicated annual rate of $0.80), payable on March 31, 2015 to stockholders of record on March 16, 2015. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of dividends to shareholders falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of December 31, 2014.

		Interest Rate at	Balance at
(Amounts in thousands)	Maturity	December 31, 2014	December 31, 2014
Crossed collateralized mortgage on 40 properties:
Fixed Rate	9/20	4.28%	$547,231
Variable Rate(1)	9/20	2.36%	60,000
Total crossed collateralized			607,231
First mortgages secured by:
Bergen Town Center	4/23	3.56%	300,000
Las Catalinas(2)	8/24	4.43%	130,000
Montehiedra Town Center(3)	7/16	6.04%	120,000
North Bergen (Tonnelle Avenue)	1/18	4.59%	75,000
Staten Island (Forest Plaza)(5)	7/18	1.47%	17,000
Mount Kisco (Target)	11/34	7.30%	15,657
Mount Kisco (A&P)(4)	2/15	7.20%	12,076
Englewood	10/18	6.22%	11,571
			$1,288,535

(1)	Subject to a LIBOR floor of 1.00%.

(2)
On July 16, 2014, we completed a $130.0 million financing of Las Catalinas. The 10-year fixed rate loan bears interest at 4.43% and matures in August 2024. The loan amortizes based on a 30-year schedule beginning in year six.

(3)
On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center in the San Juan area of Puerto Rico. The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently, and a junior $30.0 million position with interest accruing at 3%. As part of the planned redevelopment of the property, we are committed to fund $20.0 million through a loan for leasing and building capital expenditures of which $8.0 million has been funded. This loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the loan and interest will be eliminated in our consolidated and combined financial statements.

(4)	This loan was repaid on February 11, 2015.

(5)	This loan was repaid on March 10, 2015.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $921.9 million as of December 31, 2014.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2014 we are in compliance with all debt covenants.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement bear interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.50. No amounts have been drawn to date under the Agreement.

Below is a summary of contractual obligations and commitments as of December 31, 2014.

(Amounts in thousands)
Contractual cash obligations (principal and interest (1) )	Total	Less than One Year	One to Three Years	Three to Five Years	More than Five Years
Long-term debt obligations	$1,608,292	$80,450	$265,655	$199,558	$1,062,629
Operating lease obligations	83,939	8,751	17,362	14,049	43,777
	$1,692,231	$89,201	$283,017	$213,607	$1,106,406
Commitments:
Standby letters of credit	$323	323	—	—	—
(1) Interest on variable rate debt is computed using rates in effect as of December 31, 2014.

Capital Expenditures

The following table summarizes anticipated 2015 capital expenditures and leasing commissions.

(Amounts in thousands)
Capital Expenditures	$18,000
Tenant Improvements	3,000
Leasing commissions	2,000
Total capital expenditures and leasing commissions	$23,000

As of December 31, 2014, we have commenced development and redevelopment projects and anticipate that these projects and others in our development pipeline, will require approximately $175 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next five years.

Insurance

We maintain general liability insurance with limits of $200 million per occurrence and all risk property and rental value insurance coverage with limits of $500 million per occurrence, with sub-limits for certain perils such as floods and earthquakes.  We also maintain coverage for terrorism acts with limits of $500 million per occurrence and in the aggregate for terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020 (excluding coverage for nuclear, biological, chemical or radiological (“NBCR”) terrorism events). Insurance premiums are charged directly to each of the retail properties.  We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.

Except for a $17 million mortgage loan, which was repaid on March 10, 2015, our mortgage loans are non-recourse and contain customary covenants requiring adequate insurance coverage.  Although we believe that we currently have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance our properties and expand our portfolio.

Other Commitments and Contingencies

There are various legal actions against us in the ordinary course of business.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Each of our properties has been subjected to varying degrees of environmental assessment at various times. The environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Cash Flows for the Year Ended December 31, 2014

Cash and cash equivalents were $2.6 million as of December 31, 2014, compared to $5.2 million as of December 31, 2013, a decrease of $2.6 million. This decrease resulted from $105.7 million of net cash provided by operating activities, partially offset by $44.5 million of net cash used in investing activities and $63.8 million of net cash used in financing activities. Our combined outstanding debt was $1.3 billion as of December 31, 2014, a $87.8 million increase from the balance as of December 31, 2014. Net cash provided by operating activities of $105.7 million was comprised of (i) net income of $65.8 million, (ii) $51.1 million of non-cash adjustments, which include depreciation and amortization and the effect of straight-lining of rental income, and (iii) the net decrease in operating assets and liabilities of $11.2 million. Net cash used in investing activities of $44.5 million was comprised of (i) $45.6 million of real estate additions and (ii) $1.1 million decrease in restricted cash. Net cash used in financing activities of $63.8 million was comprised of (i) $42.5 million for debt repayments, (ii) $148.8 million of change in Vornado’s investment, net, and (iii) $2.5 million of debt issuance costs, partially offset by (iv) $130.0 million of proceeds from borrowings.

Cash Flows for the Year Ended December 31, 2013

Cash and cash equivalents were $5.2 million as of December 31, 2013, compared to $4.3 million as of December 31, 2012, an increase of $0.9 million. This increase resulted from $240.5 million of net cash provided by operating activities, partially offset by $212.6 million of net cash used in financing activities and $27.0 million of net cash used in investing activities. Our combined outstanding debt was $1.2 billion as of December 31, 2013, a $50.5 million decrease from the balance as of December 31, 2012. Net cash provided by operating activities of $240.5 million was comprised of (i) net income of $109.3 million, which includes $59.6 million of income from the Stop & Shop settlement, (ii) $68.2 million of non-cash adjustments, which include depreciation and amortization, impairment losses and the effect of straight-lining of rental income, and (iii) the net change in operating assets and liabilities of $63.0 million, which includes $47.9 million from the Stop & Shop settlement satisfying the outstanding accounts receivable balance. Net cash used in investing activities of $27.0 million was comprised of (i) $24.9 million of real estate additions, including $0.8 million of soft costs (capitalized real estate taxes and internal development payroll costs), and (ii) $2.1 million of changes in restricted cash. Net cash used in financing activities of $212.6 million was comprised of (i) $367.7 million for debt repayments, (ii) $160.4 million of change in Vornado’s investment, net, and (iii) $1.6 million of debt issuance costs, partially offset by (iv) $317.0 million of proceeds from borrowings.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. Our exposure to a change in interest rates is summarized in the table below.

	2014			2013
(Amounts in thousands)	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

Variable Rate	$77,000	2.16%	$770	$77,000	2.16%
Fixed Rate	1,211,535	4.37%	—	1,123,762	4.43%
	$1,288,535		$770	$1,200,762

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

Fair Value of Debt

The estimated fair value of our combined debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2014, the estimated fair value of our combined debt was $1.3 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO COMBINED FINANCIAL STATEMENTS AND COMBINED FINANCIAL STATEMENT SCHEDULES

UE BUSINESSES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Urban Edge Properties
New York, New York

We have audited the accompanying combined balance sheets of UE Businesses as described in Note 1 to the combined financial statements as of December 31, 2014 and 2013, and the related combined statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of UE Businesses’ management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. UE Businesses is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of UE Businesses’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such combined financial statements present fairly, in all material respects, the financial position of UE Businesses as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the combined financial statements, the combined financial statements of UE Businesses include allocations of certain corporate expenses from Vornado Realty Trust. These costs may not be reflective of the actual costs which would have been incurred had UE Businesses operated as an independent, stand-alone entity separate from Vornado Realty Trust.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 23, 2015

UE BUSINESSES
COMBINED BALANCE SHEETS
(Amounts in thousands)

	December 31,
	2014	2013
ASSETS
Real estate, at cost:
Land	$378,096	$372,019
Buildings and improvements	1,632,228	1,602,794
Construction in progress	8,545	5,376
Leasehold improvements and equipment	3,935	3,983
Total	2,022,804	1,984,172
Accumulated depreciation and amortization	(467,503)	(421,756)
Real estate, net	1,555,301	1,562,416
Cash and cash equivalents	2,600	5,223
Restricted cash	9,967	11,049
Tenant and other receivables, net of allowance for doubtful accounts of $2,432 and $2,398, respectively	11,424	6,542
Receivable arising from the straight-lining of rents	89,199	87,099
Identified intangible assets, net of accumulated amortization of $20,672 and $20,276, respectively	34,775	37,486
Deferred leasing costs, net of accumulated amortization of $12,121 and $11,868, respectively	17,653	19,824
Deferred financing costs, net of accumulated amortization of $6,813 and $5,153, respectively	10,353	9,472
Prepaid expenses and other assets	10,257	10,854
	$1,741,529	$1,749,965
LIABILITIES AND EQUITY
Mortgages payable	$1,288,535	$1,200,762
Identified intangible liabilities, net of accumulated amortization of $62,395 and $63,603, respectively	160,667	169,572
Accounts payable and accrued expenses	26,924	30,538
Other liabilities	6,540	7,509
Total liabilities	1,482,666	1,408,381
Commitments and contingencies
Vornado equity	258,522	341,265
Noncontrolling interest	341	319
Total equity	258,863	341,584
	$1,741,529	$1,749,965

See notes to combined financial statements.

UE BUSINESSES
COMBINED STATEMENTS OF INCOME
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
REVENUE
Property rentals	$232,592	$228,282	$232,031
Tenant expense reimbursements	81,887	73,170	70,453
Income from Stop & Shop settlement	—	59,599	—
Other income	1,197	1,944	1,749
Total revenue	315,676	362,995	304,233
EXPENSES
Depreciation and amortization	53,653	54,043	52,960
Real estate taxes	49,835	46,715	45,978
Property operating	51,988	45,845	43,339
General and administrative	17,820	19,376	20,725
Real estate impairment losses	—	19,000	6,000
Ground rent	10,304	10,137	10,029
Transaction costs	8,604	—	—
Provision for doubtful accounts	1,032	666	236
Total expenses	193,236	195,782	179,267
Operating income	122,440	167,213	124,966
Interest income	35	11	20
Interest and debt expense	(54,960)	(55,789)	(53,772)
Income before income taxes	67,515	111,435	71,214
Income tax expense	(1,721)	(2,100)	(1,364)
Net income	65,794	109,335	69,850
Net (income) loss attributable to noncontrolling interest	(22)	(21)	(13)
Net income attributable to Vornado	$65,772	$109,314	$69,837

See notes to combined financial statements.

UE BUSINESSES
COMBINED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Total Equity	Vornado Equity	Noncontrolling Interest
Balance, January 1, 2012	$365,724	$365,439	$285
Net income	69,850	69,837	13
Distributions to Vornado, net	(45,686)	(45,686)	—
Balance, December 31, 2012	389,888	389,590	298
Net income	109,335	109,314	21
Distributions to Vornado, net	(157,639)	(157,639)	—
Balance, December 31, 2013	341,584	341,265	319
Net income	65,794	65,772	22
Distributions to Vornado, net	(148,515)	(148,515)	—
Balance, December 31, 2014	$258,863	$258,522	$341

See notes to combined financial statements.

UE BUSINESSES
COMBINED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,794	$109,335	$69,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including amortization of debt issuance costs	55,313	55,925	54,978
Real estate impairment losses	—	19,000	6,000
Amortization of below market leases, net	(8,762)	(8,159)	(11,456)
Straight-lining of rental income	(2,119)	(3,296)	(4,463)
Share-based compensation expense	3,878	2,732	2,850
Other non-cash adjustments	2,836	2,027	1,488
Change in operating assets and liabilities:
Tenant and other receivables	(5,914)	46,952	(5,788)
Prepaid assets	393	836	(1,003)
Other assets	(1,589)	13,869	(1,950)
Accounts payable and accrued expenses	(4,929)	934	(5,169)
Other liabilities	787	372	3,027
Net cash provided by operating activities	105,688	240,527	108,364
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(39,509)	(24,926)	(31,875)
Acquisitions of land	(6,077)	—	—
Restricted cash	1,082	(2,087)	(1,011)
Net cash used in investing activities	(44,504)	(27,013)	(32,886)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(42,481)	(367,704)	(24,439)
Change in Vornado’s investment, net	(148,786)	(160,370)	(48,536)
Debt issuance costs	(2,540)	(1,562)	(410)
Proceeds from borrowings	130,000	317,000	—
Net cash used in financing activities	(63,807)	(212,636)	(73,385)
Net increase (decrease) in cash and cash equivalents	(2,623)	878	2,093
Cash and cash equivalents at beginning of year	5,223	4,345	2,252
Cash and cash equivalents at end of year	$2,600	$5,223	$4,345
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NON-CASH ACTIVITIES
Cash payments for interest	$53,133	$53,669	$52,356
Cash payments for taxes	1,342	1,751	1,259
Write off of fully depreciated assets, including assets impaired	2,612	64,224	3,401
Accrued capital expenditures included in accounts payable and accrued expenses	1,592	277	1,550

See notes to combined financial statements.

UE BUSINESSES
NOTES TO COMBINED FINANCIAL STATEMENTS

1.	ORGANIZATION

Urban Edge Properties (“UE” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and other assets. UE and UELP were created to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business. It comprises 79 shopping centers, three malls and a warehouse park adjacent to one of the centers (“UE Businesses”) and aggregates to 14.8 million square feet.
Prior to its separation from Vornado, UE was a wholly owned subsidiary of Vornado. On January 15, 2015, pursuant to a separation and distribution agreement between UE and Vornado (the “Separation Agreement”), the interests in certain properties held by Vornado’s operating partnership, Vornado Realty L.P. (“VRLP”), were contributed or otherwise transferred to UE in exchange for 100% of our outstanding common shares. Following that contribution, VRLP distributed 100% of our outstanding common shares to Vornado and the other common limited partners of VRLP, pro rata with respect to their ownership of common limited partnership units in VRLP. Vornado then distributed all of the UE common shares it had received from VRLP to Vornado common shareholders on a pro rata basis. As a result, VRLP common limited partners and Vornado common shareholders all received common shares of UE in the spin-off at a ratio of one common share of UE to every two common shares of Vornado.
Substantially concurrently with such distribution, the interests in certain properties held by VRLP, including interests in entities holding properties, were contributed or otherwise transferred to UELP in exchange for approximately 5.4% of UELP’s outstanding common limited partnership interests.
As part of the separation transaction, Vornado capitalized UE with $225 million of cash and will provide transition services including human resources, information technology, risk management, public reporting and tax services for up to two years pursuant to a transition services agreement between UE and Vornado (the “Transition Services Agreement”). The fees charged to us by Vornado for these transition services approximate the actual cost incurred by Vornado in providing such transition services to us. UE will provide leasing, property management and development services to Vornado for certain of Vornado’s shopping center properties.
In connection with the separation transaction, we incurred transaction costs of $8.6 million in the year ended December 31, 2014, comprised of approximately $5.4 million of professional fees and a $3.2 million cash make-whole payment to Jeffrey S. Olson, Chairman and Chief Executive Officer of UE, in accordance with his employment agreement.
Unless the context otherwise requires, “we”, “us” and “our” refer to UE after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of completion of the separation.
We plan to elect to be treated as a real estate investment trust (‘‘REIT’’) in connection with the filing of our federal income tax return, subject to our ability to meet the requirements of REIT at the time of election, and we intend to maintain this status in future periods.

2.	BASIS OF PRESENTATION AND COMBINATION

The accompanying combined financial statements include the accounts of UE Businesses presented on a combined basis under accounting principles generally accepted in the United States of America (“GAAP”) as UE Businesses are under common control of Vornado. Such combined statements require management to make estimates and assumptions that affect the reported amounts on our combined financial statements. Actual results could differ from these estimates. We have evaluated subsequent events for recognition or disclosure in our combined financial statements. The assets and liabilities in these combined financial statements have been carved-out of Vornado’s books and records at their historical carrying amounts. All intercompany transactions have been eliminated.

The historical financial results for the carved-out properties reflect charges for certain corporate costs which we believe are reasonable.  These charges were based on either actual costs incurred or a proportion of costs estimated to be applicable to the UE Businesses based on an analysis of key metrics including total revenues, real estate assets, leasable square feet and operating income.  Such costs do not necessarily reflect what the actual costs would have been if UE were operating as a separate stand-alone public company.  These charges are discussed further in Note 4 — Related Party Transactions.

Presentation of earnings per share information is not applicable in these combined financial statements, since these assets and liabilities were owned by Vornado during the periods presented.

We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.
For the years ended December 31, 2013 and 2012, $6.5 million in each period, respectively, have been reclassified from general and administrative expenses to property operating expenses to conform to current year presentation.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate — Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to, the redevelopment, including interest, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when completed. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete. Depreciation is recognized on a straight-line basis over estimated useful lives which range from 3 to 40 years. Tenant related intangibles and improvements are amortized on a straight-line basis over the lease term, including any bargain renewal options.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments. We assess fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. We record acquired intangible assets (including acquired above-market leases, acquired in-place leases and tenant relationships) and acquired intangible liabilities (including below-market leases) at their estimated fair value separate and apart from goodwill. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our combined financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value due to their short-term maturities. The majority of our cash and cash equivalents consists of (i) deposits at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit, (ii) United States Treasury Bills, and (iii) Certificate of Deposits placed through an Account Registry Service (“CDARS”). To date, we have not experienced any losses on our invested cash.

Allowance for Doubtful Accounts — We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates.

Deferred Costs — Deferred costs include deferred financing and leasing costs.  Deferred financing costs are amortized over the terms of the related debt agreements as a component of interest expense.  Deferred leasing costs are amortized on a straight-line basis over the lives of the related leases.

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•
Base Rent - income arising from minimum lease payments from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases. We commence rental revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a lease incentive to tenants, we recognize the incentive as a reduction of rental revenue on a straight-line basis over the term of the lease.

•
Percentage Rent - income arising from retail tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

•
Expense Reimbursements - revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

•
Management, Leasing and Other Fees - income arising from contractual agreements with third parties or with partially owned entities. This revenue is recognized as the related services are performed under the respective agreements.

Recently Issued Accounting Literature

In April 2014, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that has (or will have) a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. Upon adoption of this standard, individual properties sold in the ordinary course of business are not expected to qualify as discontinued operations.

In May 2014, the FASB issued an update (“ASU 2014-09”) establishing ASC Topic 606, Revenue from Contracts with Customers. ASU 2014-09 establishes a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most of the existing revenue recognition guidance. ASU 2014-09 requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services and also requires certain additional disclosures. ASU 2014-09 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2016. We are currently evaluating the impact of the adoption of ASU 2014-09 on our combined financial statements.

4.	RELATED PARTY TRANSACTIONS

As described in Note 2, the accompanying combined financial statements present the operations of the retail properties as carved-out from the consolidated financial statements of Vornado.  Certain corporate costs borne by Vornado for management and other services including, but not limited to, reporting, legal tax, information technology and human resources have been allocated to the properties in the combined financial statements using reasonable allocation methodologies. Allocated amounts are included as a component of general and administrative expenses in the combined statements of income. A summary of the amounts allocated is provided below.

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Payroll and fringe benefits	$9,454	$8,682	$8,499
Professional fees	1,845	1,915	1,758
Other	1,403	1,296	1,322
	$12,702	$11,893	$11,579

The allocated amounts in the table above do not necessarily reflect what actual costs would have been if the UE Businesses were a separate stand-alone public company and actual costs may be materially different.

Management fees included in Other Income

These combined financial statements include management fee income for the management of Interstate Properties (“Interstate”), amounting to $535,000, $606,000 and $794,000 in each of the years ended December 31, 2014, 2013 and 2012, respectively. Interstate is a general partnership that owns retail properties in which Steven Roth, the Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. As of December 31, 2014, 2013 and 2012, Interstate and its partners beneficially owned an aggregate of approximately 6.6% of the common shares of beneficial interest of Vornado. UE manages certain of Interstate’s properties pursuant to a management agreement with Vornado.

Transition Services

To assist us with operational support, Vornado is providing transition services to UE for an initial period of up to two years, including information technology, reporting, human resources and tax. We are providing Vornado with leasing and property management services for certain of its retail assets which were not part of the spin-off as they did not fit UE’s strategy, and management and leasing services for Vornado’s affiliate, Alexander’s, Inc.’s (NYSE: ALX), Rego Park retail assets.

5.	IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $8.8 million, $8.2 million and $11.5 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$7,636
2016	7,448
2017	7,396
2018	7,146
2019	7,022

Amortization of all other identified intangible assets, including acquired in-place leases, customer relationships, and third party contracts, resulted in additional depreciation and amortization expense of $1.6 million, $1.6 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.  Estimated annual amortization of these identified intangible assets for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$1,475
2016	1,315
2017	1,240
2018	1,115
2019	1,082

Certain of the shopping centers were acquired subject to ground leases or ground and building leases.  Amortization of these acquired below-market leases resulted in additional rent expense of $972,000 in each of the years ended December 31, 2014, 2013 and 2012, respectively.  Estimated annual amortization of these below-market leases for each of the five succeeding years commencing January 1, 2015 is as follows:

(Amounts in thousands)
2015	$972
2016	972
2017	972
2018	972
2019	972

6.	MORTGAGES PAYABLE

The following is a summary of mortgages payable as of December 31, 2014 and 2013.

		Interest Rate at	Balance at December 31,
(Amounts in thousands)	Maturity	December 31, 2014	2014	2013
Crossed collateralized mortgage on 40 properties:
Fixed Rate	9/20	4.28%	$547,231	$560,465
Variable Rate(1)	9/20	2.36%	60,000	60,000
Total crossed collateralized			607,231	620,465
First mortgages secured by:
Bergen Town Center	4/23	3.56%	300,000	300,000
Las Catalinas(2)	8/24	4.43%	130,000	—
Montehiedra Town Center(3)	7/16	6.04%	120,000	120,000
North Bergen (Tonnelle Avenue)	1/18	4.59%	75,000	75,000
Staten Island (Forest Plaza)(4)	7/18	1.47%	17,000	17,000
Mount Kisco (Target)	11/34	7.30%	15,657	16,003
Mount Kisco (A&P)(5)	2/15	7.20%	12,076	12,203
Englewood	10/18	6.22%	11,571	11,760
Wilkes Barre(6)			—	19,898
Lodi(7)			—	8,433
			$1,288,535	$1,200,762

(1)	Subject to a LIBOR floor of 1.00%.

(2)
On July 16, 2014, we completed a $130.0 million financing of Las Catalinas. The 10-year fixed rate loan bears interest at 4.43% and matures in August 2024. The loan amortizes based on a 30-year schedule beginning in year six.

(3)
On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center in the San Juan area of Puerto Rico. The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently, and a junior $30.0 million position with interest accruing at 3%. As part of the planned redevelopment of the property, UE is committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $8.0 million has been funded. This loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest will be eliminated in UE’s consolidated and combined financial statements.

(4)	This loan was repaid on March 10, 2015.

(5)	This loan was repaid on February 11, 2015.

(6)	This loan was repaid on August 11, 2014.

(7)	This loan was repaid on March 3, 2014.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $921.9 million as of December 31, 2014.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties, and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

As of December 31, 2014, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2015	$26,470
2016	153,041
2017	16,845
2018	99,768
2019	17,382
Thereafter	976,251

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement bear interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.50. No amounts have been drawn to date under the Agreement.

7.	INCOME TAXES

We expect to operate in a manner intended to enable us to qualify as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders.  Since Vornado operates as a REIT and distributes 100% of taxable income to its shareholders, no provision for Federal income taxes has been made in the accompanying combined financial statements.  Our two Puerto Rico malls are subject to income taxes which are based on estimated taxable income and which are included in income tax expense in the combined statements of income.  We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the combined statements of income.

Our Puerto Rico properties are subject to a 29% non-resident withholding tax and a 0.5% Puerto Rico gross receipts tax. For the years ended December 31, 2014, 2013 and 2012, the Puerto Rico taxes were $1.7 million, $2.1 million and $1.4 million, respectively.

8.	FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 — quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 — observable prices that are based on inputs not quoted in active markets, but corroborated by market data; and Level 3 — unobservable inputs that are used when little or no market data is available.  The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2014 and 2013.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

Bruckner Boulevard was written down to fair value in the fourth quarter of 2013. The fair value of this asset was determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  Generally, multiple valuation techniques are considered when measuring fair values but in certain circumstances, a single valuation technique may be appropriate. The fair value of Bruckner Boulevard as of December 31, 2013 was $142.02 million, and classified as Level 3 in the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the combined balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2014 and 2013.

	As of December 31, 2014		As of December 31, 2013
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$2,600	$2,600	$5,223	$5,223
Liabilities:
Mortgages payable	$1,288,535	$1,327,000	$1,200,762	$1,201,000

9.	LEASES

As Lessor

We lease space to tenants under operating leases.  The rental terms range from 2015 to 2072.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales.

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)
Year Ending December 31,
2015	$214,828
2016	204,070
2017	196,235
2018	182,015
2019	161,495
Thereafter	1,062,439

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales or reimbursements.  For the years ended December 31, 2014, 2013, and 2012, these rents were $1.5 million, $1.2 million and $1.1 million, respectively.

As Lessee

We are a tenant under long-term ground leases or ground and building leases for certain of our properties.  Lease expirations range from 2017 to 2102. Future lease payments under these agreements, excluding extension options, are as follows:

(Amounts in thousands)
Year Ending December 31,
2015	$8,751
2016	8,847
2017	8,515
2018	7,186
2019	6,863
Thereafter	43,777

10.	COMMITMENTS AND CONTINGENCIES

Insurance

UE maintains general liability insurance with limits of $200 million per occurrence and all-risk property and rental value insurance coverage with limits of $500 million per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of UE’s properties.  UE also maintains coverage for coverage for terrorism acts with limits of $500 million per occurrence and in the aggregate (excluding coverage for nuclear, biological, chemical or radiological (“NBCR”) terrorism events) as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Insurance premiums are charged directly to each of the retail properties.  UE will be responsible for deductibles and losses in excess of insurance coverage, which could be material.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.

Except for a $17 million mortgage loan, which was repaid on March 10, 2015, our mortgage loans are non-recourse and contain customary covenants requiring adequate insurance coverage.  Although we believe that we currently have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain it could adversely affect our ability to finance our properties and expand our portfolio.

Other

There are various legal actions against us in the ordinary course of business.  In our opinion, the outcome of such matters will not have a material effect on our financial condition, results of operations or cash flows.

Other than as noted above, our mortgage loans are non-recourse to us.  However, in certain cases we have provided guarantees or master leased tenant space.  These guarantees and master leases terminate either upon the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of December 31, 2014, the aggregate amount of these guarantees and master leases was approximately $27.5 million.  In addition, as of December 31, 2014, $323,000 of letters of credit were outstanding on one of Vornado’s revolving credit facilities.

11.	STOP & SHOP SETTLEMENT

In 2003, Stop & Shop filed an action against Vornado in the New York Supreme Court, claiming that Vornado had no right to reallocate and therefore continue to collect $5 million ($6 million beginning February 1, 2012) of annual rent from Stop & Shop pursuant to a Master Agreement and Guaranty (the “Agreement”), because of the expiration of the leases to which the annual rent was previously allocated.  Stop & Shop asserted that an order of the Bankruptcy Court for the Southern District of New York, as modified on appeal by the District Court, froze Vornado’s right to reallocate and effectively terminated Vornado’s right to collect the annual rent from Stop & Shop.  Vornado asserted a counterclaim seeking a judgment for all of the unpaid annual rent accruing through the date of the judgment and a declaration that Stop & Shop continues to remain liable as long as any of the leases subject to the Agreement remain in effect.  On November 7, 2011, the Court ruled in favor of Vornado.  Based on the Court’s ruling, in 2011 Vornado reversed the allowance for doubtful accounts for the receivable from Stop & Shop ($19.5 million as of December 31, 2010).  As of December 31, 2012, the receivable from Stop & Shop was $47.9 million.  On February 6, 2013, Stop & Shop paid $124.0 million to Vornado to settle all litigation and terminate the Agreement.  Of the payment Vornado received, $47.9 million satisfied the receivable and $59.6 million was recognized as settlement income in the first quarter of 2013.

12.	IMPAIRMENTS

The following is a summary of the composition of impairment losses included in the combined statements of income:

	Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Bruckner Boulevard	—	19,000	—
Englewood	—	—	6,000
Real estate impairment losses	—	19,000	6,000

A $19 million impairment loss was recognized on the Bruckner Boulevard property in the year ended December 31, 2013, and a $6 million impairment loss was recognized on the Englewood property in the year ended December 31, 2012 driven by reduced anticipated holding periods. No additional impairment provisions were warranted for these properties in the year ended December 31, 2014.

13.	INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense.

	For the Year Ended December 31,
(Amounts in thousands)	2014	2013	2012
Interest expense	$53,300	$53,907	$51,754
Amortization of deferred financing costs	1,660	1,882	2,018
	$54,960	$55,789	$53,772

14.	QUARTERLY FINANCIAL DATA (unaudited)

The following summary represents the results of operations for each quarter in 2014 and 2013:

		Net Income (Loss)
		Attributable		Net Income
(Amounts in thousands)	Revenue	to Vornado (1)		(Loss) (1)
2014
December 31	$79,809	$16,202		$16,208
September 30	76,416	13,640		13,645
June 30	76,819	18,018		18,023
March 31	82,632	17,911		17,917

2013
December 31	$76,606	$(2,744)	(2)	$(2,742)	(2)
September 30	76,044	17,482		17,492
June 30	74,663	16,769		16,773
March 31	135,683	77,807	(3)	77,812	(3)

(1)	Fluctuations among quarters resulted primarily from non-cash impairment losses and transaction costs.

(2)	Net loss attributable to Vornado for the three months ended December 31, 2013, results from an impairment of $19.0 million.

(3)	Net income attributable to Vornado for the three months ended March 31, 2014, includes the $59.6 million settlement from Stop & Shop.

15.	SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2014 combined balance sheet date for potential recognition or disclosure in our combined financial statements.

On January 15, 2015, we completed our separation from Vornado. In connection therewith, we issued approximately 99.2 million of our common shares and Urban Edge Properties LP, our operating partnership (the “Operating Partnership”), issued approximately 5.7 million common limited partnership units to Vornado Realty L.P. in exchange for interests in certain of its properties (including interest in entities holding properties) included in the UE Businesses. Refer to Note 1 in these combined financial statements for additional information on the separation transaction and the organization of our business.

On February 2, 2015, the Board of Trustees declared a quarterly dividend of $0.20 per common share, payable on March 31, 2015 to stockholders of record on March 16, 2015.

Our Board and initial shareholder approved the Urban Edge Properties 2015 Omnibus Share Plan (the “Omnibus Share Plan”), under which awards may be granted up to a maximum of 15,000,000 of our common or share equivalents. Pursuant to the Omnibus Share Plan, the following awards were granted on February 17, 2015:

•	2,162,478 stock options with an estimated grant date fair values of $3.67 - $3.97 per option, based on the option pricing model depending on the three to five-year vesting period.

•	318,003 UELP Operating Partnership units, of which 292,898 Long Term Incentive Plan (“LTIP”) Units with an estimated grant date fair value of $7.0 million are immediately vested upon grant date.

•	9,198 restricted shares valued at $24.46 per share on the grant date.

Refer to Note 6 - Mortgages Payable in these combined financial statements for debt activity subsequent to December 31, 2014.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.
No Management Report or Attestation Report Regarding Internal Control
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

In accordance with General Instruction G(3) of Form 10-K, information required by Item 10 will be filed as an amendment to this Form 10-K not later than 120 days after the end of the 2014 fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

In accordance with General Instruction G(3) of Form 10-K, information required by Item 11 will be filed as an amendment to this Form 10-K not later than 120 days after the end of the 2014 fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

In accordance with General Instruction G(3) of Form 10-K, information required by Item 12 will be filed as an amendment to this Form 10-K not later than 120 days after the end of the 2014 fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In accordance with General Instruction G(3) of Form 10-K, information required by Item 13 will be filed as an amendment to this Form 10-K not later than 120 days after the end of the 2014 fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

In accordance with General Instruction G(3) of Form 10-K, information required by Item 14 will be filed as an amendment to this Form 10-K not later than 120 days after the end of the 2014 fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Combined Financial Statements and Combined Financial Statement Schedules.

1.
The combined financial statements and combined financial statement schedule listed in the accompanying Index to Combined Financial Statements and Combined Financial Statement Schedule are filed as part of this Annual Report on Form 10-K.

The following financial statement schedules should be read in conjunction with the financial statements included in Item 8 of this Annual Report on Form 10-K.

Pages in this
Annual Report
on Form 10-K
II--Valuation and Qualifying Accounts--years ended December 31, 2014, 2013 and 2012	57
III--Real Estate and Accumulated Depreciation as of December 31, 2014	58

Schedules other than those listed above are omitted because they are not applicable or the information required is included in the combined financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

Date: March 23, 2015	By:	/s/ Matthew Iocco
Matthew Iocco, Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	March 23, 2015
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Matthew Iocco	Interim Chief Financial Officer	March 23, 2015
	Matthew Iocco	(Principal Financial Officer)

By:	/s/ Jennifer Holmes	Chief Accounting Officer	March 23, 2015
	Jennifer Holmes	(Principal Accounting Officer)

By:	/s/ Michael Gould	Trustee	March 23, 2015
Michael Gould

By:	/s/ Steven H. Grapstein	Trustee	March 23, 2015
Steven H. Grapstein

By:	/s/ Steven Guttman	Trustee	March 23, 2015
Steven Guttman

By:	/s/ Amy Lane	Trustee	March 23, 2015
Amy Lane

By:	/s/ Kevin P. O’Shea	Trustee	March 23, 2015
Kevin P. O’Shea

By:	/s/ Steven Roth	Trustee	March 23, 2015
Steven Roth

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions (Reversals) Expensed	Uncollectible Accounts Written-Off	Balance at End of Year
Year Ended December 31, 2014:
Allowance for doubtful accounts	$2,398	$1,032	$(998)	$2,432
Year Ended December 31, 2013:
Allowance for doubtful accounts	4,133	666	(2,401)	2,398
Year Ended December 31, 2012:
Allowance for doubtful accounts	5,936	236	(2,039)	4,133

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Allentown, PA	29,266	187	15,580	1,933	187	17,513	17,700	13,818	1957	1957
Baltimore (Towson), MD	15,248	581	3,227	10,498	581	13,725	14,306	5,741	1968	1968
Bensalem, PA	14,526	2,727	6,698	1,895	2,727	8,593	11,320	3,689	1972/1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	—	32,135	6,305	32,135	38,440	4,254	1957/2009	2003
Bergen Town Center - West, Paramus, NJ	300,000	13,579	81,723	331,536	31,330	395,508	426,838	76,795	1957/2009	2003
Bethlehem, PA	5,457	827	5,200	1,334	839	6,522	7,361	5,593	1966	1966
Bricktown, NJ	31,192	1,391	11,179	6,317	1,391	17,496	18,887	12,300	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	(63,276)	61,618	200,709	262,327	6,160	N/A	2007
Bronx (1750-1780 Gun Hill Road), NY	—	6,427	11,885	19,159	6,428	31,043	37,471	5,028	2009	2005
Broomall, PA	10,433	850	2,171	1,680	850	3,851	4,701	2,792	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	13,008	5,107	17,700	22,807	6,306	1968	1968
Cambridge (ground and building leased through 2033), MA	—	—	—	260	—	260	260	176
Carlstadt (ground leased through 2050), NJ	—	—	16,458	—	—	16,458	16,458	2,959	N/A	2007
Charleston (ground leased through 2063), SC	—	—	3,634	—	—	3,634	3,634	750	N/A	2006
Cherry Hill, NJ	13,536	5,864	2,694	4,177	4,864	7,871	12,735	3,985	1964	1964
Chicopee, MA	8,106	895	—	—	895	—	895	—	1969	1969
Commack (ground and building leased through 2021), NY	—	—	43	184	—	227	227	123	N/A	2006
Dewitt (ground leased through 2041), NY	—	—	7,116	—	—	7,116	7,116	1,453	N/A	2006
Dover, NJ	12,841	559	6,363	3,598	559	9,961	10,520	6,628	1964	1964
East Brunswick, NJ	35,793	2,417	17,169	6,015	2,417	23,184	25,601	15,909	1957/1972	1957/1972
East Hanover (200 - 240 Route 10 West), NJ	37,345	2,232	18,241	5,334	2,671	23,136	25,807	14,067	1962	1962/1998
East Hanover (280 Route 10 West), NJ	4,441	—	—	6,699	—	6,699	6,699	1,405
East Rutherford, NJ	13,269	—	36,727	60	—	36,787	36,787	5,284	2007	2007
Eatontown, NJ	—	4,653	4,999	326	4,653	5,325	9,978	1,371	N/A	2005
Englewood, NJ	11,571	2,300	17,245	(8,390)	1,495	9,660	11,155	566	N/A	2007
Freeport (240 West Sunrise Highway) (ground and building leased through 2040), NY	—	—	—	260	—	260	260	151	N/A	2005
Freeport (437 East Sunrise Highway), NY	20,866	1,231	4,747	3,091	1,231	7,838	9,069	5,343	1981	1981
Garfield, NJ	—	45	8,068	25,707	45	33,775	33,820	6,962	2009	1998
Glen Burnie, MD	—	462	2,571	1,807	462	4,378	4,840	3,088	1958	1958
Glenolden, PA	6,688	850	1,820	613	850	2,433	3,283	2,101	1975	1975

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Hackensack, NJ	39,592	692	10,219	3,284	692	13,503	14,195	9,657	1963	1963
Hazlet, NJ	—	7,400	9,413	—	7,400	9,413	16,813	1,784	N/A	2007
Huntington, NY	16,265	21,200	33,667	1,690	21,200	35,357	56,557	6,173	N/A	2007
Inwood, NY	—	12,419	19,097	795	12,419	19,892	32,311	4,974	N/A	2004
Jersey City, NJ	19,796	652	7,495	468	652	7,963	8,615	2,799	1965	1965
Kearny, NJ	—	309	3,376	1,489	309	4,865	5,174	3,667	1938	1959
Lancaster, PA	5,270	3,140	63	689	3,140	752	3,892	518	1966	1966
Las Catalinas, Puerto Rico	130,000	15,280	64,370	10,121	15,280	74,491	89,771	30,478	1996	2002
Lawnside, NJ	10,433	851	3,164	1,351	851	4,515	5,366	4,313	1969	1969
Lodi (Route 17 North), NJ	11,075	238	9,446	—	238	9,446	9,684	3,599	1999	1975
Lodi (Washington Street), NJ	—	7,606	13,125	2,596	7,606	15,721	23,327	3,494	N/A	2004
Manalapan, NJ	20,545	725	7,189	5,534	1,046	12,402	13,448	8,177	1971	1971
Marlton, NJ	16,853	1,611	3,464	9,960	1,454	13,581	15,035	8,538	1973	1973
Middletown, NJ	16,960	283	5,248	2,450	283	7,698	7,981	5,669	1963	1963
Milford (ground and building leased through 2019), MA	—	—	—	—	—	—	—		N/A	N/A
Montclair, NJ	2,568	66	419	381	66	800	866	694	1972	1972
Montehiedra, Puerto Rico	120,000	9,182	66,751	8,328	9,267	74,994	84,261	31,673	1996	1997
Morris Plains, NJ	20,866	1,104	6,411	1,101	1,104	7,512	8,616	6,934	1961	1985
Mount Kisco, NY	27,733	22,700	26,700	784	23,297	26,887	50,184	4,653	N/A	2007
New Hyde Park (ground and building leased through 2029), NY	—	—	4	—	—	4	4	126	1970	1976
Newington, CT	10,969	2,421	1,200	1,192	2,422	2,391	4,813	801	1965	1965
Norfolk (ground and building leased through 2069), VA	—	—	3,927	15	—	3,942	3,942	2,885	N/A	2005
North Bergen (Kennedy Boulevard), NJ	4,976	2,308	636	13	2,308	649	2,957	447	1993	1959
North Bergen (Tonnelle Avenue), NJ	75,000	24,493	—	63,717	31,806	56,404	88,210	9,486	2009	2006
North Plainfield, NJ	—	6,577	13,983	(5,507)	6,577	8,476	15,053	2,999	1955	1989
Oceanside, NY	—	2,710	2,306	—	2,710	2,306	5,016	437	N/A	2007
Paramus (ground leased through 2033), NJ	—	—	—	12,569	—	12,569	12,569	1,856	1957/2009	2003
Rochester, NY	4,280	2,172	—	—	2,172	—	2,172	—	1966	1966
Rochester (Henrietta) (ground leased through 2056), NY	—	—	2,647	1,149	—	3,796	3,796	3,324	1971	1971
Rockville, MD	—	3,470	20,599	810	3,470	21,409	24,879	5,106	N/A	2005
Salem (ground leased through 2102), NH	—	6,083	—	—	6,083	—	6,083	—	N/A	2006
Signal Hill, CA	—	9,652	2,940	—	9,652	2,940	12,592	601	N/A	2006
South Plainfield (ground leased through 2039), NJ	5,003	—	10,044	1,582	—	11,626	11,626	2,221	N/A	2007
Springfield, MA	5,591	2,797	2,471	591	2,797	3,062	5,859	1,111	1993	1966
Springfield, PA	—	—	—	80	—	80	80	80	N/A	2005
Staten Island, NY	17,000	11,446	21,262	2,725	11,446	23,987	35,433	6,075	N/A	2004

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Totowa, NJ	24,183	120	11,994	4,653	92	16,675	16,767	12,839	1957/1999	1957
Turnersville, NJ	—	900	1,342	1,094	900	2,436	3,336	2,194	1974	1974
Tyson’s Corner (ground and building leased through 2035), VA	—	—	—	—	—	—	—	—	N/A	N/A
Union (2445 Springfield Avenue), NJ	27,822	19,700	45,090	—	19,700	45,090	64,790	8,548	N/A	2007
Union (Route 22 and Morris Avenue), NJ	31,567	3,025	7,470	3,394	3,025	10,864	13,889	5,275	1962	1962
Vallejo (ground leased through 2043), CA	—	—	2,945	221	—	3,166	3,166	654	N/A	2006
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	—	2,699	19,930	22,629	4,599	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	1,536	5,908	1,537	7,445	129	N/A	2007
Watchung, NJ	14,713	4,178	5,463	1,711	4,441	6,911	11,352	4,240	1994	1959
Waterbury, CT	13,643	667	4,504	4,666	667	9,170	9,837	6,077	1969	1969
West Babylon, NY	—	6,720	13,786	201	6,720	13,987	20,707	2,700	N/A	2007
Wheaton (ground leased through 2060), MD	—	—	5,367	—	—	5,367	5,367	1,107	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	794	6,053	27,440	33,493	4,931	N/A	2007
Woodbridge, NJ	20,171	1,509	2,675	1,969	1,539	4,614	6,153	2,636	1959	1959
Wyomissing (ground and building leased through 2065), PA	—	—	2,646	2,381	—	5,027	5,027	3,471	N/A	2005
York, PA	5,083	409	2,568	1,395	409	3,963	4,372	3,566	1970	1970

WAREHOUSES:
East Hanover - Five Buildings, NJ	—	576	7,752	19,730	691	27,367	28,058	14,259	1972	1972

TOTAL UE PROPERTIES	1,288,535	358,277	1,080,931	579,662	378,096	1,640,774	2,018,870	467,371

Leasehold Improvements, Equipment and Other	—	—	—	3,935		3,935	3,935	132

TOTAL	1,288,535	358,277	1,080,931	583,597	378,096	1,644,709	2,022,805(2)	467,503

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

(2)	Represents aggregate cost for federal income tax purposes.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in Thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2014	2013	2012
Real Estate
Balance at beginning of period	$1,984,172	$2,045,258	$2,028,940
Additions during the period:
Land	—	—	—
Buildings & improvements	46,901	23,648	25,730
	2,031,073	2,068,906	2,054,670
Less: Impairments and assets written-off	(8,269)	(84,734)	(9,412)
Balance at end of period	$2,022,804	$1,984,172	$2,045,258
Accumulated Depreciation
Balance at beginning of period	$421,756	$436,137	$391,547
Additions charged to operating expenses	49,133	49,842	48,786
	470,889	485,979	440,333
Less: Accumulated depreciation on assets written-off	(3,386)	(64,223)	(4,196)
Balance at end of period	$467,503	$421,756	$436,137

INDEX TO EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement by and among Vornado Realty Trust, Vornado Realty L.P., Urban Edge Properties and Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 21, 2015)

3.1	Declaration of Trust of Urban Edge Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 21, 2015)
3.2	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 21, 2015)
10.1	Limited Partnership Agreement of Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 21, 2015)
10.2	Transition Services Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 21, 2015)
10.3	Tax Matters Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 21, 2015)
10.4*
Employee Matters Agreement by and between Vornado Realty Trust, Vornado Realty L.P., Urban Edge Properties and Urban Edge Properties LP, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 21, 2015)

10.5*	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.6*	Form of Stock Option Agreement under Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.6 to Form 8-K filed January 21, 2015)
10.7*	Form of Restricted Stock Agreement under Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.7 to Form 8-K filed January 21, 2015)
10.8*	Form of Restricted LTIP Unit Agreement under Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.8 to Form 8-K filed January 21, 2015)
10.9*	Form of Non-Employee Trustee Restricted LTIP Unit Agreement under Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed January 21, 2015)
10.10
Revolving Credit Agreement among Urban Edge Properties LP, as Borrower, the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.10 to Form 8-K filed January 21, 2015)

10.11
Loan and Security Agreement, between the Individual Borrowers party thereto, Towson VF L.L.C. and Vornado Finance II L.P., dated August 18, 2010 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Form 10 filed November 13, 2014)

10.12
Loan Agreement between VNO Bergen Mall Owner LLC and Wells Fargo Bank, National Association, dated March 25, 2013 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed November 13, 2014)

10.13*	Amended and Restated Employment Agreement between Vornado Realty Trust and Jeffrey Olson (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to Form 10 filed December 11, 2014)
10.14*
Amendment, dated as of January 14, 2015, to Amended and Restated Employment Agreement between Vornado Realty Trust and Jeffrey Olson (incorporated by reference to Exhibit 10.11 to Form 8-K filed January 21, 2015)

10.15*†	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers
10.16*	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 18, 2015)
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm
31.1†	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* Management contracts and compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.
† Filed electronically herewith