Form 10-K/A
period 2014-12-31
Urban Edge Properties
filed 2015-03-23
CIK 1611547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Urban Edge Properties’ (the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed on March 23, 2015 (“Original Filing”). This Amendment No. 1 is being filed for the sole purpose of including Exhibit 23.1, the Consent of Independent Registered Public Accounting Firm, and Exhibit 10.15, Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers, which were inadvertently omitted from the Original Filing due to administrative error.
Except as expressly noted herein, this Amendment No. 1 does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Annual Report in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing.
Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certification have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

Date: March 23, 2015	By:	/s/ Matthew Iocco
Matthew Iocco, Interim Chief Financial Officer

INDEX TO EXHIBITS

The following exhibits are filed as Exhibits hereto:

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

10.15*†	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers
10.16*	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 18, 2015)
21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to Form 10-K filed March 23, 2015)
23.1†	Consent of Independent Registered Public Accounting Firm
31.1†	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to Form 10-K filed March 23, 2015)

* Management contracts and compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.
† Filed electronically herewith