Form 10-K/A
period 2014-12-31
Urban Edge Properties
filed 2015-04-30
CIK 1611547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

(MARK ONE)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NUMBER 001-36523

Urban Edge Properties

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	47-6311266 (I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York (Address of principal executive offices)	10019 (Zip Code)

(212) 956-2556
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class:	Name of Each Exchange on Which Registered:
Common Shares of beneficial interest, $.01 par value per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or annual reports incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer” and “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

The registrant was a wholly-owned subsidiary of another Company prior to January 15, 2015. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2014, the last day of the registrant’s most recently completed second quarter.

As of April 17, 2015, there were 99,262,413 of the registrant’s common shares of beneficial interest outstanding.  Compared to the 104,964,990 common shares of beneficial interest previously reported outstanding as of March 23, 2015, the number of common shares of beneficial interest outstanding as of April 17, 2015 excludes the amount of 5,717,184 common shares of beneficial interest that represent common limited partnership units of Urban Edge Properties LP that were incorrectly classified as the registrant’s common shares of beneficial interest.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Urban Edge Properties (“UE” or the “Company”) for the year ended December 31, 2014, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 23, 2015 (as subsequently amended by Amendment No. 1 on Form 10-K/A (“Amendment No. 1”), the “Original 10-K”) is being filed for the purpose of including the information required by Part III (Items 10-14) of Form 10-K. As a result, Part III, Items 10-14 of the Company’s Original 10-K are hereby amended and restated in their entirety. As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated April 30, 2015.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K, and such disclosure in, or exhibits to, the Original 10-K remain unchanged and speak as of the date of the original filing. In particular, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K.

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Form 10-K/A. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict.  In addition to the information included in this Form 10-K/A, including the matters addressed above, you should carefully consider the risk factors appearing under the heading “Item 1A. Risk Factors” in the Original 10-K.

For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Form 10-K/A. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Form 10-K/A.

PART III

ITEM 10.    TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Trustees

Our Board of Trustees currently consists of seven Trustees.  Pursuant to our Amended and Restated Declaration of Trust (the “Declaration of Trust”), our Trustees are divided as equally as possible into three separate classes (Classes I, II and III), and the initial terms of Class I, Class II and Class III Trustees expire at the first, second and third annual meetings of shareholders, respectively, held starting in 2016.  Initially, shareholders will elect only one class of Trustees each year. In 2016, shareholders will elect successors to Trustees in Class I for a two-year term, and in 2017, shareholders will elect successors to Trustees in Class II for a one-year term.  Commencing with the 2018 annual meeting of shareholders, each Trustee will be elected annually for a term of one year and shall hold office until the next succeeding annual meeting and until a successor is duly elected and qualifies.

On January 7, 2015, Vornado Realty L.P. (“VRLP”), at that time the sole shareholder of the Company, elected the individuals to be members of the Board of Trustees, and designated the class of Trustees in which each Trustee would serve, all to be effective as of January 14, 2015.

Under our current Bylaws (the “Bylaws”), at a shareholder meeting to elect Trustees, a plurality of all votes cast at the meeting is sufficient to elect a Trustee (as long as a quorum is present).  Once our Board of Trustees is no longer classified in 2018, our Board of Trustees will amend our Bylaws to provide that, at a shareholder meeting to elect Trustees, a majority of all votes cast at the meeting will be sufficient to elect a Trustee (as long as a quorum is present), unless the election is contested, in which case a plurality of all votes cast will be sufficient.

The following table sets forth the name, age, starting year, class, year term will expire and position for each of our current Trustees.

Name	Age	Trustee Since	Class	Year Term Will Expire	Position
Jeffrey S. Olson	47	2014	III	2018	Chairman and Chief Executive Officer
Michael Gould	72	2015	II	2017	Trustee
Stephen H. Grapstein	57	2015	I	2016	Trustee
Steven Guttman	68	2015	II	2017	Trustee
Amy Lane	62	2015	I	2016	Trustee
Kevin P. O’Shea	49	2014	II	2017	Trustee
Steven Roth	73	2015	III	2018	Trustee

Jeffrey S. Olson has served as our Chairman and Chief Executive Officer since December 29, 2014 and has served as a Trustee since December 19, 2014. Mr. Olson served as chief executive officer and a member of the board of directors of Equity One, Inc. from 2006 until September 1, 2014, at which time Mr. Olson joined Vornado Realty Trust (“Vornado”) in order to work on the separation of the Company from Vornado. From 2006-2008, Mr. Olson also served as the president of Equity One.  Prior to joining Equity One, he served as president of the Eastern and Western Regions of Kimco Realty Corporation from 2002 to 2006.  Mr. Olson worked on Wall Street from 1996 to 2001 as a REIT analyst with Salomon Brothers, CIBC and UBS.  Spanning the five year period from 1991 to 1996, he held a variety of financial and accounting positions at The Mills Corporation.  Mr. Olson also practiced public accounting at Reznick, Fedder and Silverman, CPAs, where he worked from 1986 to 1990.  Mr. Olson has a Masters of Science in Real Estate from The Johns Hopkins University, a Bachelor of Science in Accounting from the University of Maryland and was previously a Certified Public Accountant.  Mr. Olson’s qualifications to serve on our Board of Trustees include his experience as chief executive officer of Equity One and general expertise in real estate operations, as well as his knowledge of the REIT industry developed as an analyst covering many U.S. REITs.

Michael Gould has served as a Trustee since January 14, 2015.  Mr. Gould served as Chairman and CEO of Bloomingdale’s, a division of Macy’s Inc., from 1991 to 2014.  Prior to joining Bloomingdale’s, Mr. Gould was the President and Chief Operating Officer of Giorgio Beverly Hills beginning in 1986 and became its President and Chief Executive Officer in 1987.  Mr. Gould also worked at J.W. Robinson’s Department Stores in Los Angeles from 1978 to 1986, serving as its Chairman and Chief Executive Officer from 1981 to 1986.  Mr. Gould received his Bachelor of Arts from Columbia College in 1966 and his MBA from Columbia Business School in 1968.  Mr. Gould’s qualifications to serve on our Board of Trustees include his extensive knowledge of and experience in the retail sector and management experience at multiple companies.

Stephen H. Grapstein has served as a Trustee since January 14, 2015.  Mr. Grapstein has been Chief Executive Officer of Como Holdings USA, Inc., an international investment group, since January 1997.  From September 1985 to January 1997, Mr. Grapstein was a Vice President of Como Holdings USA, Inc.  Mr. Grapstein also has held the position of Chairman of Presidio International dba A/X Armani Exchange, a fashion retail company, since 1999.  Mr. Grapstein has served as Chairman of Tesoro Corporation (NYSE: TSO) since 2010 and was elected to its board in 1992.  Tesoro, a Fortune 100 company, is an independent refiner and marketer of petroleum products and includes over 2,250 retail stations under the Tesoro, Shell, ARCO, Exxon, Mobil and USA Gasoline brands.  Mr. Grapstein holds a Bachelor of Science Degree in Accounting from Brooklyn College. He is also a director of several privately held hotel and real estate entities.  Mr. Grapstein’s qualifications to serve on our Board of Trustees include his broad experience in the real estate and retail sectors across a variety of companies, as well as the knowledge of board responsibilities and mechanics he brings from his experience as the Chairman of a Fortune 100 public company.

Steven Guttman has served as a Trustee since January 14, 2015.  Mr. Guttman is a real estate industry veteran with over 40 years of experience.  In January of 2013, Mr. Guttman founded UOVO Fine Art Storage, which is developing next generation, high-tech facilities for fine art storage, and currently serves as UOVO’s Chairman. Prior to founding UOVO, Mr. Guttman had a 30-year career with the Federal Realty Investment Trust, becoming managing Trustee in 1979, President, Chief Executive Officer and Trustee in 1980, and Chairman of the Board and Chief Executive Officer in February 2001, the position he held at the time of retirement in 2003.  In 1998, Mr. Guttman founded Storage Deluxe Management Company, a Manhattan-based owner, developer and manager of self-storage facilities, of which he is the principal investor.  In the last 15 years, Storage Deluxe has developed approximately 40 properties with in excess of 4 million square feet, primarily in the New York City metropolitan area.  Mr. Guttman has been a member of the NAREIT since 1973 and served as a member of the Board of Governors and Executive Committee, including as Chairman of the Board of Governors from 1997-1998.  He received a Bachelor of Arts from the University of Pittsburgh in 1968, and received a J.D. from George Washington University in 1972.  Mr. Guttman’s qualifications to serve on our Board of Trustees include his extensive career at a large, successful retail REIT (culminating with his service as Chief Executive Officer and Chairman of the Board), and his experience in the REIT industry generally, including his participation in NAREIT.

Amy B. Lane has served as a Trustee since January 14, 2015.  Ms. Lane was an investment banker for 26 years, primarily specializing in the retail and apparel industry during that time. From 1997 until her retirement in 2002, Ms. Lane served as a Managing Director and Group Leader of the Global Retailing Investment Banking Group at Merrill Lynch & Co., Inc. Before working at Merrill Lynch, Ms. Lane founded and led the retail industry investment banking unit at Salomon Brothers, Inc., having joined that firm in 1989. Ms. Lane began her investment banking career at Morgan Stanley & Co. in 1977. Ms. Lane is currently a director of TJX Companies and GNC Holdings, Inc. Ms. Lane received an M.B.A. in Finance from The Wharton School and a B.S. degree from the University of Pennsylvania.  Ms. Lane’s qualifications to serve on our Board of Trustees include her extensive experience in the retail and apparel sectors, as well as her financial expertise from her many years in investment banking.

Kevin P. O’Shea has served as a Trustee since December 29, 2014.  Mr. O’Shea has been the Chief Financial Officer of AvalonBay Communities, Inc. since May 31, 2014.  Previously, he had served as Executive Vice President—Capital Markets and as Senior Vice President—Investment Management at AvalonBay.  Mr. O’Shea joined AvalonBay in July 2003. Prior to that time, Mr. O’Shea was an Executive Director at UBS Investment Bank, where his experience included real estate investment banking.  Earlier in his career, Mr. O’Shea practiced commercial real estate and banking law as an attorney.  Mr. O’Shea received his Masters Degree in Business Administration from Harvard Business School, his J.D. from Southern Methodist University and his undergraduate degree from Boston College.  Mr. O’Shea’s qualifications to serve on our Board of Trustees include his education and experience in business and legal roles, his extensive experience in the REIT sector and his financial expertise stemming from his experience as the Chief Financial Officer of a major REIT and his experience in the real estate investment banking sector.

Steven Roth has served as a Trustee since January 14, 2015.  Mr. Roth has been the Chairman of the Board of Trustees of Vornado since May 1989 and Chairman of the Executive Committee of the Board of Trustees of Vornado since April 1980. From May 1989 until May 2009, Mr. Roth served as Vornado’s Chief Executive Officer, and has been serving as Chief Executive Officer again from April 15, 2013 until the present. Since 1968, he has been a general partner of Interstate Properties and he currently serves as its Managing General Partner. He is the Chairman of the Board and Chief Executive Officer of Alexander’s, Inc. Mr. Roth was a director of J. C. Penney Company, Inc. (a retailer) from 2011 until September 13, 2013.  In addition, from 2005 until February 2011, Mr. Roth was a director of Toys ‘‘R’’ Us, Inc.  Mr. Roth’s qualifications to serve on our Board of Trustees include his experience in leadership and board responsibilities for a major REIT (as well as with other significant real estate companies), his deep understanding of the class of assets held by the Company and his many years of experience in the real estate field generally.

Executive Officers

Set forth below is information concerning the individuals that currently serve as our executive officers:

Name	Age	Position
Jeffrey S. Olson	47	Chairman and Chief Executive Officer
Robert Minutoli	64	Executive Vice President and Chief Operating Officer
Mark J. Langer	48	Executive Vice-President and Chief Financial Officer
Donald P. Casey	36	General Counsel and Secretary
Herbert Eilberg	38	Chief Investment Officer
Jennifer Holmes	34	Chief Accounting Officer
Michael Zucker	33	Senior Vice President – Head of Leasing

Jeffrey S. Olson.  Mr. Olson has served as our Chairman and Chief Executive Officer since December 29, 2014 and has served as a Trustee since December 19, 2014.  For Mr. Olson’s biography, see the section entitled “—Board of Trustees” above.

Robert Minutoli.  Mr. Minutoli has served as our Executive Vice President and Chief Operating Officer since December 29, 2014.  Prior to the spin-off, Mr. Minutoli was at Vornado, where, since 2009, he was responsible for Vornado’s malls and, since 2012, he was responsible for its malls and strip centers. Prior to joining Vornado, he was Executive Vice President-New Business and a member of the Executive Committee at The Rouse Company, where he spent 27 years.  At Rouse, he held various construction, development, acquisitions/dispositions and business development positions.  From 1972-1977 he was a commissioned officer in the U.S. Army Corps of Engineers.  Mr. Minutoli has a B.S. degree from the United States Military Academy and an MBA from Golden Gate University.

Mark J. Langer.  Mr. Langer has served as our Executive Vice President and Chief Financial Officer since April 20, 2015.  Mr. Langer was previously the Chief Financial Officer of Equity One, Inc., a position he held since April 2009.  Mr. Langer also served as the Chief Administrative Officer of Equity One from January 2008 until January 2011.  From January 2000 to December 2007, Mr. Langer served as Chief Operating Officer of Johnson Capital Management, Inc., an investment advisor.  From 1988 to 2000, Mr. Langer was a certified public accountant at KPMG, LLP, where he was elected a partner in 1998.  Mr. Langer has a BBA in Accounting from James Madison University.

Donald P. Casey.  Mr. Casey has served as our General Counsel and Secretary since December 12, 2014.  Mr. Casey previously worked at Wachtell, Lipton, Rosen & Katz as an associate in the firm’s corporate department, primarily focusing on mergers and acquisitions, corporate governance and securities laws matters, where he worked from October 2006 until November 2014, when he joined Vornado. At Wachtell Lipton, Mr. Casey represented clients in connection with mergers, acquisitions, divestitures, spin-offs, split-offs, IPOs, PIPEs, joint ventures and financing transactions in a variety of industries, including the REIT, private equity, healthcare, energy, telecommunications and gaming sectors. He received his J.D., magna cum laude, from Harvard Law School in 2006. Prior to law school, Mr. Casey spent three years at Bear, Stearns & Co. Inc. as an analyst in the asset-backed securities department. He received his A.B., cum laude, from Harvard College in 2000.

Herbert Eilberg.  Mr. Eilberg has served as our Chief Investment Officer since April 20, 2015.  Mr. Eilberg was previously Senior Vice President, Acquisitions at Acadia Realty Trust, where he served as a key member of the acquisitions team and was responsible for sourcing, underwriting and closing core and value-add investments.  Before joining Acadia, Mr. Eilberg worked in the real estate acquisition departments of The Milestone Group, Perry Capital and Soros Real Estate Partners.  Mr. Eilberg has a Bachelor of Arts in Architectural Studies from Brown University.

Jennifer Holmes. Ms. Holmes has served as our Chief Accounting Officer since December 29, 2014.  Ms. Holmes previously spent over eleven years in the audit practice at Deloitte & Touche LLP, specializing in real estate, before joining Vornado in December of 2014.  Ms. Holmes earned a Bachelor’s degree in Business Administration from the University of Wisconsin—Madison. She is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

Michael Zucker.  Mr. Zucker has served as our Senior Vice President—Head of Leasing since December 29, 2014.  Mr. Zucker previously served as Senior Vice President—Mall Leasing of Vornado since 2013.  Mr. Zucker joined Vornado in 2004 and held various leasing positions with Vornado, and since 2011, Mr. Zucker was responsible for overseeing Vornado’s owned and managed mall portfolio, including leasing, specialty retail, and marketing.  Mr. Zucker has worked on numerous redevelopment projects including the transformation of The Outlets at Bergen Town Center (Paramus, NJ) and most recently Springfield Town Center (Springfield, VA). Mr. Zucker has strong and extensive relationships with retailers. Mr. Zucker holds a Bachelor’s of Business Administration from the George Washington University.

Audit Committee

The audit committee of the Company’s Board of Trustees was formed in accordance with the requirements of the SEC and the New York Stock Exchange (“NYSE”) in December 2014 in connection with the Company’s spin-off, and initially consisted of Mr. O’Shea. On December 29, 2014, Mr. Olson, as sole Trustee of the Board of Trustees, determined that Mr. O’Shea is “independent” as defined by NYSE corporate governance standards and Rule 10A-3 of the Securities Exchange Act of 1934, and that Mr. O’Shea has the requisite attributes of an “audit committee financial expert” as such term has been defined by the SEC in Item 401(h)(2) of Regulation S-K, and, further, that Mr. O’Shea is “financially literate” and has “accounting or related financial management expertise” as required by the rules of the NYSE.

Section 16(a) Beneficial Ownership Reporting Compliance

Not applicable.

Code of Business Conduct and Ethics

We have a Code of Business Conduct and Ethics which applies to all of our Trustees, executive officers and employees, including our Chairman and Chief Executive Officer. The code includes a process and a “Code of Ethics Contact Person” for reports of potentially inappropriate conduct or potential violations of the code. The code is available under “Corporate Governance” on the “Investors” section of our website (www.investors.uedge.com). We will give notice of amendments to or waivers of the code for executive officers to the extent required by applicable laws and regulations.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Compensation

The Company became an independent public company following the completion of its spin-off from Vornado on January 15, 2015.  Prior to the spin-off, the Company did not conduct any business and did not have any significant assets or liabilities. No compensation was paid by the Company to any employee, including executive officers, in his or her function as an employee of the Company, on or before December 31, 2014.  Vornado employees who provided services on behalf of UE were compensated by Vornado prior to the spin-off date.

The compensation committee of the Board of Trustees (the “Compensation Committee”) was formed effective as of January 14, 2015. The Compensation Committee is in the process of establishing our executive compensation objectives and philosophy for 2015 and future periods.

The executive compensation program being designed by the Compensation Committee is intended to attract, retain and motivate the key people necessary to enable the Company to maximize operational efficiency and profitability over the long term. The Compensation Committee believes that executive compensation should seek to align the interests of the Company’s executives and other key employees with those of the Company and its shareholders.

In establishing compensation, the Compensation Committee intends to provide employees, including its executive officers, with a competitive total compensation package. The Compensation Committee intends to set compensation in this manner to ensure that the Company’s compensation practices do not put the Company at a disadvantage in attracting and retaining executives and other employees, while also ensuring a competitive cost structure for the Company.

Employment Agreements

Chairman and Chief Executive Officer

Vornado entered into an amended and restated employment agreement with Jeffrey Olson, which became effective on September 1, 2014 (the ‘‘Olson Agreement Effective Date’’) and which has an initial term of five years, with automatic one-year renewals thereafter unless either party provides the other party at least 90 days’ prior notice of nonrenewal.  The employment agreement provides that, during the term of the agreement, Mr. Olson will serve as the Chairman of our Board of Trustees and Chief Executive Officer of UE.

The employment agreement provides for an annual base salary of $1,000,000 and a target annual bonus of 100% of annual base salary, paid 50% in cash and 50% in equity awards that vest ratably over four years. The annual bonus paid in respect of fiscal year 2015 will not be less than $1,000,000.  Also, Mr. Olson is eligible to receive grants each year while he is employed with UE under UE’s long-term incentive compensation plans of options to purchase UE common shares of beneficial interest (“Shares”) with a grant date Black Scholes value equal to $500,000 that vest 25% on each anniversary of the grant date subject to continued employment.  Mr. Olson is entitled to participate in the 401(k) and welfare and benefit plans that are generally offered to UE senior-level executives or employees and a car and driver.

Pursuant to his employment agreement, on February 17, 2015, UE granted Mr. Olson options to purchase $50 million of Shares (the ‘‘Initial Olson Option Award’’) based on the volume-weighted average trading price of a Share on the NYSE for the 20 trading days following (but not including) January 15, 2015 (the “Average UE Price”). The options were granted pursuant to the UE 2015 Omnibus Share Plan (the “Plan”).  The Initial Olson Option Award will vest 25% on each of the third and fourth anniversaries of the grant date and 50% on the fifth anniversary of the grant date subject to continued employment. Additionally, on February 17, 2015, UE granted Mr. Olson a number of fully vested long-term incentive partnership units (“LTIP Units”) in Urban Edge Properties LP, our operating partnership (“UELP”) pursuant to the Plan equal to $5,000,000 divided by the Average UE Price.  Shortly after the Olson Agreement Effective Date, Vornado paid Mr. Olson a cash make whole payment equal to $3,156,952 (which represents $5,000,000 less the value of certain equity awards Mr. Olson received from his prior employer).

On any termination of Mr. Olson’s employment, Mr. Olson will be entitled to payment of any earned but unpaid base salary and annual bonus and accrued and unpaid vacation pay, and any compensation and benefits due to Mr. Olson under the terms of any other plan or program. On a termination of Mr. Olson’s employment by UE without cause or by Mr. Olson for good reason, subject to Mr. Olson’s execution of a release, Mr. Olson will be entitled to (1) a lump sum payment of the Severance Amount, (2) a Pro Rata Bonus paid at the time bonuses are otherwise paid, (3) the Medical Benefits, (4) vesting of all outstanding unvested equity awards and (5) if the Initial Olson Option Award has not yet been granted, a lump sum Make-Whole Severance Payment.  Stock options held by Mr. Olson will remain exercisable for 60 days following termination (or, if earlier, for the remainder of the term of the option).  For purposes of Mr. Olson’s employment agreement:

•                  The ‘‘Severance Amount’’ equals two times Mr. Olson’s base salary and target annual bonus unless the termination is within three months prior to, in connection with or within two years following a change in control of UE (a ‘‘Qualifying CIC Termination’’), in which case it will equal three times Mr. Olson’s base salary and target annual bonus.

•                  The ‘‘Pro Rata Bonus’’ equals a pro rata portion of Mr. Olson’s annual bonus for the year of termination based on actual performance or, on a Qualifying CIC Termination, means the greater of that amount and Mr. Olson’s target annual bonus.

•                  The ‘‘Medical Benefits’’ require UE to provide Mr. Olson medical insurance coverage substantially identical to that provided to other senior executives for three years, subject to applicable law.

•                  The ‘‘Make-Whole Severance Payment’’ equals $10,000,000.

On a termination of Mr. Olson’s employment due to death or disability, Mr. Olson will be entitled to vesting of the Initial Olson Option Award.

Mr. Olson is subject to non-competition and non-solicitation of employees covenants through the one-year anniversary of the date Mr. Olson’s employment terminates for any reason.

In the event that payments or benefits owed to Mr. Olson constitute ‘‘parachute payments’’ within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, such payments or benefits will be reduced to an amount that does not result in the imposition of such excise tax, but only if such reduction results in Mr. Olson receiving a higher net-after-tax amount than he would have absent such reduction.

‘‘Cause’’ generally means Mr. Olson’s (1) conviction of, or plea of guilty or nolo contendere to, a felony; (2) willful and continued failure to use reasonable best efforts to substantially perform his duties (other than such failure resulting from Mr. Olson’s incapacity due to physical or mental illness or after Mr. Olson’s notice of termination for good reason) that Mr. Olson fails to remedy to the reasonable satisfaction of UE within 30 days after UE’s written notice of such failure; or (3) willful misconduct that is or may reasonably be expected to have a material adverse effect on the reputation or interests of UE.

Mr. Olson may terminate his employment for ‘‘good reason’’ within 90 days after he has actual knowledge of the occurrence, without his written consent, of one of the following events that has not been cured within 30 days after Mr. Olson gives written notice of such event to UE (provided that such notice is given to UE within 30 days after Mr. Olson becomes aware of the event): (1) a material reduction in base salary, aggregate annual cash compensation opportunity or the aggregate level of employee benefits; (2) a material diminution in Mr. Olson’s position, authority, duties or responsibilities; (3) a relocation of Mr. Olson’s location of employment to a location outside of Manhattan or outside of 30 miles of Paramus, New Jersey; or (4) UE’s material breach of any provision of the employment agreement, including (a) Mr. Olson not holding the title of Chairman and Chief Executive Officer, (b) delivery by UE of a notice of non-renewal of the employment agreement, (c) UE’s failure to appoint or elect Mr. Olson to the Board of Trustees or removal of Mr. Olson from the Board of Trustees, (d) a failure of a successor to UE to assume the employment agreement and (e) a material change in Mr. Olson’s reporting relationship inconsistent with the terms of his employment agreement.

Chief Operating Officer

On January 14, 2015, UE entered into an employment agreement with Robert Minutoli, which became effective on the date of the spin-off (the ‘‘Minutoli Agreement Effective Date’’) and which has an initial term of three years from the Minutoli Agreement Effective Date, with automatic one-year renewals thereafter unless either party provides the other party at least 90 days’ prior notice of nonrenewal. The employment agreement provides that, during the term of the agreement, Mr. Minutoli will serve as Executive Vice President and Chief Operating Officer of UE.

The employment agreement provides for an annual base salary of $500,000 and a target annual bonus of 100% of annual base salary, paid 100% in cash.  Mr. Minutoli is eligible to receive grants each year while he is employed with UE under UE’s long-term incentive compensation plans of LTIP Units equal to $350,000 divided by the fair market value of a Share on the grant date, which vest ratably over three years subject to continued employment.  Mr. Minutoli is entitled to participate in the 401(k) and welfare and benefit plans that are generally offered to UE senior-level executives or employees and reimbursement of life, disability and similar insurance premiums in an amount not to exceed $30,000 in any calendar year.

Pursuant to his employment agreement, on February 17, 2015, UE granted Mr. Minutoli (1) a number of LTIP Units equal to $2,000,000 divided by the Average UE Price, which LTIP Units were fully vested at the time of issuance (the “Initial Minutoli Vested Award”), and (2) a number of LTIP Units equal to $600,000 divided by the Average UE Price, which LTIP Units vest ratably over four years subject to continued employment (the “Initial Minutoli Unvested Award” and, with the Initial Minutoli Vested Award, the “Initial Minutoli Awards”).

On any termination of Mr. Minutoli’s employment, Mr. Minutoli will be entitled to payment of any earned but unpaid base salary and annual bonus and accrued and unpaid vacation pay, and any compensation and benefits due to Mr. Mintoli under the terms of any other plan or program. On a termination of Mr. Minutoli’s employment by UE without cause or by Mr. Minutoli for good reason, subject to Mr. Minutoli’s execution of a release, Mr. Minutoli will be entitled to (1) a lump sum payment of the Severance Amount, (2) a Pro Rata Bonus paid at the time bonuses are otherwise paid, (3) the Medical Benefits, (4) vesting of all service-based vesting conditions on outstanding unvested equity awards (provided that such awards remain subject to any performance-based vesting conditions) and (5) if the Initial Minutoli Awards have not yet been granted, a cash payment equal to $2,600,000.  Stock options held by Mr. Minutoli will remain exercisable for 60 days following termination (or, if earlier, for the remainder of the term of the option).  For purposes of Mr. Minutoli’s employment agreement:

•                  The “Severance Amount” equals 1.5 times the sum of Mr. Minutoli’s base salary and target annual bonus, unless the termination is within three months prior to, in connection with or within two years following a change in control of UE (a “Qualifying CIC Termination”), in which case it equals 2.5 times the sum of Mr. Minutoli’s base salary and target annual bonus.

•                  The “Pro Rata Bonus” equals a pro rata portion of Mr. Minutoli’s annual bonus for the year of termination based on actual performance or, on a Qualifying CIC Termination, the greater of that amount and Mr. Minutoli’s target annual bonus.

•                  The “Medical Benefits” require UE to provide Mr. Minutoli medical insurance coverage substantially identical to that provided to other senior executives for one year following termination or, on a Qualifying CIC Termination, for two years following termination, in each case subject to applicable law.

On a termination of Mr. Minutoli’s employment due to death or disability, Mr. Minutoli will be entitled to vesting of the Initial Minutoli Unvested Awards.

Mr. Minutoli is subject to non-competition and non-solicitation of employees covenants through the one-year anniversary of the date Mr. Minutoli’s employment terminates for any reason.

In the event that payments or benefits owed to Mr. Minutoli constitute ‘‘parachute payments’’ within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, such payments or benefits will be reduced to an amount that does not result in the imposition of such excise tax, but only if such reduction results in Mr. Minutoli receiving a higher net-after-tax amount than he would have absent such reduction.

‘‘Cause’’ generally means Mr. Minutoli’s (1) conviction of, or plea of guilty or nolo contendere to, a felony; (2) willful and continued failure to use reasonable best efforts to substantially perform his duties (other than such failure resulting from Mr. Minutoli’s incapacity due to physical or mental illness or after Mr. Minutoli’s notice of termination for good reason) that Mr. Minutoli fails to remedy to the reasonable satisfaction of UE within 30 days after UE’s written notice of such failure; or (3) willful misconduct that is or may reasonably be expected to have a material adverse effect on the reputation or interests of UE.

Mr. Minutoli may terminate his employment for ‘‘good reason’’ within 90 days after he has actual knowledge of the occurrence, without his written consent, of one of the following events that has not been cured within 30 days after Mr. Minutoli gives written notice of such event to UE (provided that such notice is given to UE within 30 days after Mr. Minutoli becomes aware of the event): (1) a material reduction in base salary, annual bonus opportunity or the aggregate level of employee benefits; (2) a material diminution in Mr. Minutoli’s position, authority, duties or responsibilities; (3) a relocation of Mr. Minutoli’s location of employment to a location outside of Manhattan or more than 30 miles outside of Paramus, New Jersey; or (4) UE’s material breach of any provision of the Agreement, including (a) Mr. Minutoli not holding the title of Chief Operating Officer, (b) delivery by UE of a notice of non-renewal of the Agreement, (c) a failure of a successor to UE to assume the Agreement and (d) a material change in Mr. Minutoli’s reporting relationship.

Chief Financial Officer

On April 20, 2015, Mark Langer was appointed to the position of Executive Vice President and Chief Financial Officer of the Company.  Mr. Langer and UE are parties to an employment agreement that stipulated that Mr. Langer’s employment would commence on July 1, 2015, or an earlier date mutually agreed between Mr. Langer and UE, which mutually-agreed date was April 20, 2015 (the “Langer Agreement Effective Date”).  The initial term of the employment agreement extends for four years following the Langer Agreement Effective Date, with automatic one-year renewals thereafter unless either party provides the other party at least 90 days’ prior notice of nonrenewal.

The employment agreement provides for an annual base salary of $525,000 and a target annual bonus of 100% of annual base salary, paid 50% in cash and 50% in equity awards that vest ratably over three years subject to continued employment. Additionally, Mr. Langer is eligible to receive annual grants while he is employed with UE under UE’s long-term incentive compensation plans of options to purchase Shares with a grant date Black Scholes value equal to $200,000, which vest ratably over three years subject to continued employment. Mr. Langer is entitled to participate in the 401(k) and welfare and benefit plans that are generally offered to UE senior-level executives or employees, a car and driver, reimbursement of life, disability and similar insurance premiums in an amount not to exceed $30,000 in any calendar year and relocation expense reimbursement.

Pursuant to his employment agreement, on April 20, 2015, UE granted Mr. Langer (1) options to purchase Shares with a grant date Black Scholes value equal to $500,000 that vest ratably over four years subject to continued employment (the “Initial Langer Option Award”) and (2) a number of LTIP Units equal to $1,000,000 divided by the volume-weighted average trading price of a Share on the NYSE for the ten trading days up to, and including, the grant date, which vest ratably over four years subject to continued employment (the “Initial Langer Restricted LTIP Units”).  Additionally, as soon as reasonably practicable following the Langer Agreement Effective Date, UE will make a cash payment to Mr. Langer, not to exceed $400,000, to compensate Mr. Langer for the forfeited amount, if any, of the retention bonus offered to Mr. Langer by Mr. Langer’s former employer, provided that this cash payment will be reduced, on a dollar-for-dollar basis, by the dollar value of such retention bonus actually received by Mr. Langer.

On any termination of Mr. Langer’s employment, Mr. Langer will be entitled to payment of any earned but unpaid base salary and annual bonus and accrued and unpaid vacation pay, and any compensation and benefits due to Mr. Langer under the terms of any other plan or program. On a termination of Mr. Langer’s employment by UE without cause or by Mr. Langer for good reason, subject to Mr. Langer’s execution of a release, Mr. Langer will be entitled to (1) a lump sum payment of the Severance Amount, (2) a Pro Rata Bonus paid at the time bonuses are otherwise paid, (3) the Medical Benefits, (4) vesting of all outstanding unvested equity awards and (5) if the Initial Langer Option Award and Initial Langer Restricted LTIP Units have not been granted, a lump sum cash payment equal to $1,500,000. Stock options held by Mr. Langer will remain exercisable for 60 days following termination (or, if earlier, for the remainder of the term of the option). For purposes of Mr. Langer’s employment agreement:

•                  The “Severance Amount” equals 1.5 times the sum of Mr. Langer’s base salary and target annual bonus, unless the termination is within three months prior to, in connection with or within two years following a change in control of UE (a “Qualifying CIC Termination”), in which case it equals 2.5 times the sum of Mr. Langer’s base salary and target annual bonus.

•                  The “Pro Rata Bonus” equals a pro rata portion of Mr. Langer’s annual bonus for the year of termination based on actual performance or, on a Qualifying CIC Termination, the greater of that amount and Mr. Langer’s target annual bonus.

•                  The “Medical Benefits” require UE to provide Mr. Langer medical insurance coverage substantially identical to that provided to other senior executives for one year following termination or, on a Qualifying CIC Termination, for two years following termination, in each case subject to applicable law.

On a termination of Mr. Langer’s employment due to death or disability, Mr. Langer will be entitled to vesting of the Initial Langer Option Award and Initial Langer Restricted LTIP Units.

Mr. Langer is subject to non-competition and non-solicitation of employees covenants through the one-year anniversary of the date Mr. Langer’s employment terminates for any reason.

In the event that payments or benefits owed to Mr. Langer constitute “parachute payments” within the meaning of Section 280G of the Code and would be subject to the excise tax imposed by Section 4999 of the Code, such payments or benefits will be reduced to an amount that does not result in the imposition of such excise tax, but only if such reduction results in Mr. Langer receiving a higher net-after-tax amount than he would have absent such reduction.

“Cause” generally means Mr. Langer’s (1) conviction of, or plea of guilty or nolo contendere to, a felony; (2) willful and continued failure to use reasonable best efforts to substantially perform his duties (other than such failure resulting from Mr. Langer’s incapacity due to physical or mental illness or after Mr. Langer’s notice of termination for good reason) that Mr. Langer fails to remedy to the reasonable satisfaction of UE within 30 days after UE’s written notice of such failure; or (3) willful misconduct that is or may reasonably be expected to have a material adverse effect on the reputation or interests of UE.

Mr. Langer may terminate his employment for “good reason” within 90 days after he has actual knowledge of the occurrence, without his written consent, of one of the following events that has not been cured within 30 days after Mr. Langer’s written notice of such event (provided that such notice is given to UE within 30 days after Mr. Langer becomes aware of the event): (1) a material reduction in base salary, annual bonus opportunity or the aggregate level of employee benefits; (2) a material diminution in Mr. Langer’s position, authority, duties or responsibilities; (3) a relocation of Mr. Langer’s location of employment to a location outside of Manhattan or more than 30 miles outside of Paramus, New Jersey; or (4) UE’s material breach of any provision of the employment agreement, including (a) Mr. Langer not holding the title of Chief Financial Officer, (b) delivery by UE of a notice of non-renewal of the Agreement, (c) a failure of a successor to UE to assume the Agreement and (d) a material change in Mr. Langer’s reporting relationship.

Interim Chief Financial Officer Pursuant to Transition Services Agreement with Vornado

On January 15, 2015, UE and Vornado entered into a transition services agreement (described below under “Certain Relationships and Related Person Transactions, and Trustee Independence—Transition Services Agreement”), pursuant to which Vornado employee Matthew Iocco acted as the Company’s Interim Chief Financial Officer until a permanent Chief Financial Officer was hired.  Upon Mr. Langer’s appointment as Executive Vice President and Chief Financial Officer, Mr. Iocco ceased service as the Company’s Interim Chief Financial Officer.

Stock Ownership Guidelines

As of December 31, 2014, UE had not completed the spin-off from Vornado, and therefore no formal stock ownership guidelines for the Company’s executive officers or Trustees had been established.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is or has been an officer or employee of UE.  None of our executive officers serve on the compensation committee or board of directors of any other company of which any of the members of our Compensation Committee or any of our Trustees is an executive officer.

Compensation Committee Report

The Compensation Committee of the Board of Trustees has reviewed and discussed the Compensation Discussion and Analysis with management.  Based on this review and consultation with management, the Compensation Committee has approved the Compensation Discussion and Analysis for inclusion in this Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The Compensation Committee of the Board of Trustees:

Steven Guttman (Chair)
Michael Gould
Kevin P. O’Shea

Summary Compensation Table

The Company did not pay any compensation to its named executive officers in 2014.

Grants of Plan-Based Awards Table

The Company did not grant any plan-based awards in 2014.

Outstanding Equity Awards at Fiscal Year-End Table

None of our named executive officers held outstanding equity awards as of December 31, 2014.

Option Exercises and Stock Vested Table

None of our named executive officers held any equity incentive awards that vested, or exercised any stock options or stock appreciation rights, during 2014.

Potential Payments Upon Termination or Change in Control

None of our named executive officers were entitled to any payments or benefits from the Company in connection with any termination of employment or a change in control of the Company on December 31, 2014.

Trustee Compensation

We did not pay compensation to any person serving as a Trustee in the year ended December 31, 2014.  For 2015, non-management members of the Board of Trustees will be compensated as follows: (1) each will receive an annual cash retainer equal to $60,000; (2) each will receive an annual grant of restricted Shares or restricted LTIP Units with a value equal to $90,000 that will vest on the one-year anniversary of grant; (3) each will receive a one-time upfront grant of restricted Shares or restricted units with a value equal to $200,000 that will be fully vested on the date of grant (not to be sold while such member is a Trustee, except in certain circumstances); (4) the lead independent Trustee will receive an additional annual cash retainer of $10,000; (5) the Chairman of the Audit

Committee will receive an additional annual cash retainer of $15,000; (6) the Chairman of the Compensation Committee will receive an additional annual cash retainer of $7,500; (7) the Chairman of the Corporate Governance and Nominating Committee will receive an additional annual cash retainer of $5,000; and (8) the Secretary for meetings of the independent Trustees will receive an additional annual cash retainer of $2,500.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists the number of Shares and Units beneficially owned, as of April 17, 2015, by: (i) each person who holds more than a 5% interest in the Company or our operating partnership, UELP; (ii) Trustees of the Company; (iii) each named executive officer; and (iv) the Trustees and all executive officers of the Company as a group. Unless otherwise specified, “Units” are common limited partnership units of UELP and other classes of units convertible into such common limited partnership units (including LTIP Units).  The Company’s ownership of Units is not reflected in the table but is described in footnotes (1) and (2).  Percentage of total beneficial ownership is calculated based on 105,370,566 Shares (including 6,108,153 Units, as described in footnotes (1) and (2)).

Beneficial ownership of Shares is determined under the rules of the SEC and generally includes any Shares over which a person exercises sole or shared voting or investment power. Shares subject to options currently exercisable or exercisable within 60 days of April 17, 2015 are deemed to be outstanding and beneficially owned by the person and any group of which that person is a member, but are not deemed outstanding for the purpose of computing the percentage of beneficial ownership for any other person.  In the case of persons other than our executive officers and Trustees or where we have received additional information from the beneficial owner, the information presented in this table is based on filings with the SEC as of April 17, 2015.  Except as noted by footnote, and subject to community property laws where applicable, we believe based on the information provided to us that the individuals and entities named in the table below have sole voting and investment power with respect to all Shares and Units below. The address of each Trustee and executive officer shown in the table below is c/o Urban Edge Properties, 888 Seventh Avenue, New York, NY 10106.

	Beneficial Ownership
Name of Beneficial Owner	Number of Shares and Units(1)(2)	Percent of Total
Vornado Realty L.P.(3)	5,717,184	5.43%
Jeffrey S. Olson, Chairman and Chief Executive Officer(4)	209,213	*
Michael Gould, Trustee(4)	8,389	*
Stephen H. Grapstein, Trustee(4)	8,389	*
Steven Guttman, Trustee(4)	8,389	*
Amy B. Lane, Trustee(4)	8,389	*
Kevin O’Shea, Trustee(4)	8,389	*
Steven Roth, Trustee(4)(5)	4,389,135	4.17%
Robert Minutoli, Executive Vice President and Chief Operating Officer(4)	97,857	*
Mark J. Langer, Executive Vice President and Chief Financial Officer	—	*
Donald P. Casey, General Counsel and Secretary(4)	3,066	*
Jennifer Holmes, Chief Administrative Officer(4)	4,088	*
Michael Zucker, Senior Vice President — Head of Leasing (4)(6)	2,459	*
All Trustees and Executive Officers as a Group	4,747,763	4,51%

*Represents beneficial ownership of less than 1% of our outstanding common stock
(1) Numbers and percentages in the table are based on 99,262,413 Shares and 6,108,153 Units (other than Units held by the Company) outstanding as of April 17, 2015.

(2) The Company conducts its business through, and substantially all of its interests in properties are held by, UELP. The Company is the sole general partner of, and owns approximately 94% of the Units of, UELP as of April 17, 2015 (one Unit for each Share outstanding). Generally, any time after one year from the date of issuance (or two years in the case of certain holders), holders of Units (other than the Company) have the right to have their Units redeemed in whole or in part by UELP for cash equal to the fair market value, at the time of redemption, of one Share for each Unit redeemed or, at the option of the Company, one Share, subject to customary anti-dilution provisions (the “Unit Redemption Right”).

(3) The address of Vornado Realty L.P. is 888 Seventh Avenue, New York, NY 10019.

(4) The number of Shares and Units (but not the number of Shares alone) beneficially owned by the following persons also includes the number of vested and redeemable restricted units (as described below) as indicated: Jeffrey S. Olson— 209,213; Michael Gould— 8,389; Stephen H. Grapstein—8,389; Steven Guttman—8,389; Amy B. Lane—8,389; Kevin O’Shea—8,389; Steven Roth—8,389; and Robert Minutoli—83,685.  The number of Shares or Units beneficially owned by the following persons does not include the number of unvested or unredeemable restricted units as indicated: Michael Gould— 3,775; Stephen H. Grapstein—3,775; Steven Guttman—3,775; Amy B. Lane—3,775; Kevin O’Shea—3,775; Steven Roth—3,775; and Robert Minutoli—39,277.

(5) Includes (i) 2,801,774 Shares held by Interstate Properties, a New Jersey general partnership of which Mr. Roth is the managing general partner, and with respect to which Mr. Roth shares investment and voting power with the other two general partners, David Mandelbaum and Russell B. Wight, Jr.; and (ii) 1,936 Shares held by the Daryl and Steven Roth Foundation, a charitable foundation over which Mr. Roth holds sole voting and investment power. Does not include 18,649 Shares held by Mr. Roth’s spouse, as to which Mr. Roth disclaims any beneficial interest.

(6) Includes 100 Shares owned by the Zucker Grandchildren Investment Trust, over which Mr. Zucker holds sole voting power and sole investment power as trustee.

Equity Compensation Plan Information

Not applicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS, AND TRUSTEE INDEPENDENCE

Transition Services Agreement

UE and Vornado entered into a Transition Services Agreement on January 15, 2015, prior to the distribution, pursuant to which Vornado and its subsidiaries will provide various corporate support services to the Company on an interim, transitional basis.  The services to be provided to UE will initially include treasury management, human resources, information technology, tax, financial reporting, SEC compliance and insurance, and possibly other matters. The costs of the services to be provided to UE are estimated to be approximately $1.8 million annually and are expected to diminish over time as UE fills vacant positions and builds its own infrastructure. We believe that the terms are comparable to those that would have been negotiated on an arm’s-length basis.

The Transition Services Agreement will terminate when services are no longer provided pursuant to the agreement, which may generally be up to two years following the distribution date.  Either party may terminate the agreement if the other party experiences a change-in-control, and UE, as the recipient for a particular service, generally may terminate a service prior to the scheduled expiration date of such service.

UE anticipates that it will generally be in a position to complete the transition from the services provided under the Transition Services Agreement on or before the two-year anniversary of the spin-off.

Subject to certain exceptions, the liability of each party under the Transition Services Agreement will generally be limited to the aggregate fees paid pursuant to the Transition Services Agreement during the 12-month period immediately preceding the applicable claim for losses or damages. The Transition Services Agreement also specifies that the provider of a service shall not be liable to the recipient of such service for any special, indirect, incidental, consequential or punitive damages.

Lease of Office Space from Vornado

In connection with the spin-off, UE entered into a lease with Vornado pursuant to which UE leases office space at 210 Route 4 East, Paramus, New Jersey, 07652, Vornado’s administrative headquarters.  UE also entered into a lease with Vornado pursuant to which UE will lease office space at 888 Seventh Avenue, New York, New York,

10019, Vornado’s executive headquarters.  Rent payments will generally be adjusted each year of each lease to reflect increases or decreases in operating and maintenance expenses and other factors.

Property Management and Leasing Services

UE will provide certain services to Vornado on terms and conditions set forth in property management and leasing services agreements that will be executed between Vornado and UE.  The services to be provided to Vornado will initially include the following: property management and leasing services and possibly other matters in connection with Vornado’s Springfield Town Center and certain retail assets that Vornado plans to sell; management and leasing of Alexander’s Inc. (32.4% owned by Vornado) non-Manhattan retail properties; and the management of certain assets of Interstate Properties. The income from these services is estimated to be $2.6 million on an annual basis and will diminish over time as Vornado sells properties. UE believes believe that the terms are comparable to those that would have been negotiated on an arm’s-length basis.

Trustee Independence

Our Board of Trustees has affirmatively determined that Michael Gould, Steven H. Grapstein, Steven Guttman, Amy Lane and Kevin P. O’Shea are independent Trustees under the applicable rules of the NYSE and as such term is defined in Rule 10A-3(b)(1) under the Exchange Act.

Related Person Transactions Policy

We review all relationships and transactions in which we and our significant shareholders, Trustees and our executive officers or their respective immediate family members are participants (including transactions required to be disclosed under Item 404 of Regulation S-K) to determine whether such persons have a direct or indirect material interest in the transaction.  Our policy (as set forth in our Code of Business Conduct and Ethics) is to determine whether such persons have a direct or indirect material interest in the transaction.  In determining whether such an interest exists, we apply the standards set forth in Item 404 of Regulation S-K, our Code of Business Conduct and Ethics and our Corporate Governance Guidelines.

Our legal and financial staff is primarily responsible for the development and implementation of processes and controls to obtain information from our significant shareholders, Trustees and our executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether we or a related person has a direct or indirect material interest in the transaction.  As required under SEC rules, transactions that are determined to be directly or indirectly material to the Company or a related person are disclosed in this Form 10-K/A. We also disclose transactions or categories of transactions we consider in determining that a Trustee is independent.

In addition, our Audit Committee and/or our Corporate Governance and Nominating Committee reviews and, if appropriate, approves or ratifies any related person transaction that is required to be disclosed.  These committees, in the course of their review of a disclosable related-party transaction, consider: (1) the nature of the related person’s interest in the transaction; (2) the material terms of the transaction; (3) the importance of the transaction to the related person; (4) the importance of the transaction to the Company; (5) whether the transaction would impair the judgment of a Trustee or executive officer to act in the best interest of the Company; and (6) any other matters these committees deem appropriate.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the fees paid by the Company to its independent registered public accountants, Deloitte & Touche, LLP. Audit fees consisted principally of the audit of UE included in the Annual Report.  Audit-related fees consisted principally of the carve-out audits of the UE Businesses for the years ended December 31, 2014, 2013 and 2012 included in the Company’s Form 10 associated with the spin-off, as well as other services related to SEC matters and statutory audits.

2014
Audit fees	$670,000
Audit-related fees	$1,773,227
Tax fees	$—
All other fees	$—

The audit committee’s charter requires the audit committee to pre-approve all of the audit and non-audit services provided to the Company by its independent registered public accounting firm (except for items exempt from preapproval requirements under applicable laws and rules).

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)                             The following documents are filed as part of this Amendment No. 2 to the Annual Report on Form 10-K/A:

3.                                      Exhibits (listed by number corresponding to Item 601 of Regulation S-K)

Exhibit No.	Exhibit Description
31.1*	Certification of Principal Executive Officer dated April 30, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer dated April 30, 2015 pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2015

URBAN EDGE PROPERTIES

/s/ Jeffrey S. Olson
Jeffrey S. Olson
Chairman and Chief Executive Officer
(Principal Executive Officer)