Form 10-Q
period 2015-03-31
Urban Edge Properties
filed 2015-05-14
CIK 1611547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of April 30, 2015, the registrant had 99,262,413 common shares outstanding.

URBAN EDGE PROPERTIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited, amounts in thousands, except share and per share amounts)

	March 31,	December 31,
	2015	2014
ASSETS
Real estate, at cost:
Land	$378,096	$378,096
Buildings and improvements	1,633,649	1,632,228
Construction in progress	11,864	8,545
Leasehold improvements and equipment	3,796	3,935
Total	2,027,405	2,022,804
Accumulated depreciation and amortization	(479,254)	(467,503)
Real estate, net	1,548,151	1,555,301
Cash and cash equivalents	199,011	2,600
Cash held in escrow and restricted cash	12,935	9,967
Tenant and other receivables, net of allowance for doubtful accounts of $2,350 and $2,432, respectively	12,485	11,424
Receivable arising from the straight-lining of rents	89,281	89,199
Identified intangible assets, net of accumulated amortization of $21,299 and $20,672, respectively	34,089	34,775
Deferred leasing costs, net of accumulated amortization of $12,483 and $12,121, respectively	17,412	17,653
Deferred financing costs, net of accumulated amortization of $6,338 and $6,813, respectively	12,943	10,353
Prepaid expenses and other assets	10,161	10,257
Total assets	$1,936,468	$1,741,529

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
Liabilities:
Mortgages payable	$1,253,889	$1,288,535
Identified intangible liabilities, net of accumulated amortization of $64,092 and $62,395, respectively	158,612	160,667
Accounts payable and accrued expenses	32,705	26,924
Other liabilities	9,187	6,540
Total liabilities	1,454,393	1,482,666
Commitments and contingencies
Redeemable noncontrolling interests	143,675	—
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 99,262,413 shares issued and outstanding	993	—
Additional paid-in capital	366,305	—
Accumulated earnings (deficit)	(29,245)	—
Noncontrolling interest	347	341
Vornado equity	—	258,522
Total equity	338,400	258,863
	$1,936,468	$1,741,529
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2015	2014
REVENUE
Property rentals	$57,586	$57,424
Tenant expense reimbursements	24,303	24,797
Other income	1,894	411
Total revenue	83,783	82,632
EXPENSES
Depreciation and amortization	13,732	13,598
Real estate taxes	12,824	12,666
Property operating	16,523	16,566
General and administrative	12,326	5,109
Ground rent	2,514	2,556
Transaction costs	21,859	—
Provision for doubtful accounts	323	369
Total expenses	80,101	50,864
Operating income	3,682	31,768
Interest income	11	9
Interest and debt expense	(15,169)	(13,130)
Income (loss) before income taxes	(11,476)	18,647
Income tax expense	(541)	(731)
Net income (loss)	(12,017)	17,916
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	560	—
Consolidated subsidiaries	(6)	(5)
Net income (loss) attributable to common shareholders	$(11,463)	$17,911

Earnings (loss) per common share - Basic:	$(0.12)	$0.18
Earnings (loss) per common share - Diluted:	$(0.12)	$0.18
Weighted average shares outstanding - Basic and Diluted	99,248	99,248

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands, except share amounts)

	Common Shares
	Shares	Amount		Additional Paid-In Capital		Vornado Equity	Accumulated Earnings (Deficit)		NCI		Total Equity
Balance, January 1, 2015	—	—		—		258,522	—		341		258,863
Net income (loss) attributable to common shareholders	—	—		—		(2,022)	(9,441)		—		(11,463)
Net income attributable to noncontrolling interests	—	—		—		—	—		6		6
Limited interests issued to Vornado at separation	—	—	—	—	—	(27,651)	—	—	—	—	(27,651)
Contributions from Vornado	—	—		—		248,799	—		—		248,799
Issuance of shares in connection with separation	99,247,806	993		476,655		(477,648)	—		—		—
Common shares issued:
Under Omnibus share plan	12,342	—		—		—	—		—		—
Under dividend reinvestment plan	2,265	—		54		—	—		—		54
Dividends on common shares ($0.20 per share)	—	—		—		—	(19,852)		—		(19,852)
Share-based compensation expense	—	—		249		—	48		—		297
Revaluation of redeemable noncontrolling interest (“NCI”)	—	—		(110,653)		—	—		—		(110,653)
Balance, March 31, 2015	99,262,413	$993		$366,305		$—	$(29,245)		$347		$338,400
 (1) Net loss earned from January 1, 2015 through January 15, 2015 is attributable to Vornado as it was the sole shareholder prior to January 15, 2015. Refer to Note 1 - Organization.

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$(12,017)	$17,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,732	13,598
Deferred financing amortization	684	390
Amortization of below market leases, net	(1,986)	(1,943)
Straight-lining of rental income	(83)	(341)
Share-based compensation expense	7,441	1,277
Non-cash separation costs paid by Vornado	17,403	—
Bad debt expense	323	369
Other non-cash adjustments	274	382
Change in operating assets and liabilities:
Tenant and other receivables	(1,384)	(3,692)
Prepaid and other assets	(268)	863
Accounts payable and accrued expenses	3,815	(2,905)
Other liabilities	2,647	—
Net cash provided by operating activities	30,581	25,914
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(3,702)	(4,638)
(Increase) in cash held in escrow and restricted cash	(2,968)	(873)
Net cash used in investing activities	(6,670)	(5,511)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(34,754)	(11,954)
Contributions from Vornado	231,462	(9,524)
Proceeds from issuance of common shares	54	—
Dividends paid to shareholders	(19,852)	—
Distributions to redeemable noncontrolling interests	(1,212)	—
Debt issuance costs	(3,198)	—
Net cash used in financing activities	172,500	(21,478)
Net increase (decrease) in cash and cash equivalents	196,411	(1,075)
Cash and cash equivalents at beginning of period	2,600	5,223
Cash and cash equivalents at end of period	$199,011	$4,148
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$13,918	$12,800
Cash payments for taxes	$16	$159
NON-CASH INVESTING AND FINANCING ACTIVITIES
Adjustments to carry redeemable NCI at redemption value	$110,653	$—
Accrued capital expenditures included in accounts payable and accrued expenses	$3,453	$508
Write off of fully depreciated assets	$933	$1,227
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Urban Edge Properties (“UE” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, redevelops and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Prior to its separation on January 15, 2015, UE was a wholly owned subsidiary of Vornado Realty Trust (“Vornado”) (NYSE: VNO). UE and UELP were created to own the majority of Vornado’s former shopping center business.
As of March 31, 2015 our portfolio consisted of 79 shopping centers, three malls and a warehouse park (prior to the separation, the portfolio is referred to as “UE Businesses”), totaling 14.8 million square feet.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of the separation.
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
Substantially concurrently with such distribution, the interests in certain properties held by VRLP, including interests in entities holding properties, were contributed or otherwise transferred to UELP in exchange for 5.4% of UELP’s outstanding partnership units of interest in the Operating Partnership (“OP Units”).
As part of the separation, Vornado capitalized UE with $225 million of cash. In connection with the separation, we incurred transaction costs of $21.9 million in the three months ended March 31, 2015, comprised of $3.3 million of transfer taxes and $18.6 million of professional fees. The transaction costs were paid by Vornado, which is reflected within Contributions from Vornado on the statement of changes in equity. Of the $21.9 million transaction costs, $17.4 million were contingent on the completion of the separation. Vornado provides transition services including human resources, information technology, risk management and tax services for up to two years pursuant to a transition services agreement between UE and Vornado (the “Transition Services Agreement”). The fees charged to us by Vornado for these transition services approximate the actual cost incurred by Vornado in providing such services. UE provides property management, development and leasing services to Vornado for certain of Vornado’s retail properties that were not transferred to UE as part of the separation.
We plan to elect to be treated as a real estate investment trust (“REIT”) in connection with the filing of our federal income tax return for the period ending December 31, 2015, subject to our ability to meet the requirements to be treated as a REIT at the time of election, and we intend to maintain this status in future periods.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting. The consolidated balance sheet as of March 31, 2015 reflects the consolidation of properties that are wholly-owned and properties in which we own less than 100% interest in which we have a controlling interest. The accompanying consolidated and combined statements of income for the three months ended March 31, 2015 include the consolidated accounts of the Company and the combined accounts of UE Businesses. Accordingly, the results presented for the three months ended March 31, 2015 reflect the aggregate operations, changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The accompanying financial statements for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the UE Businesses. All intercompany transactions have been eliminated in consolidation and combination. Additionally, the financial statements reflect the common shares as of the date of the separation as outstanding for all periods prior to the separation.

In the opinion of management, the accompanying consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. These consolidated and combined financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC’) on March 23, 2015. Certain information and note disclosures in the consolidated and combined financial statements required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.

For periods presented prior to the date of the separation, our historical combined financial results for UE Businesses reflect charges for certain corporate costs which we believe are reasonable.  These charges were based on either actual costs incurred by Vornado or a proportion of costs estimated to be applicable to the UE Businesses based on an analysis of key metrics including total revenues, real estate assets, leasable square feet and operating income.  Such costs do not necessarily reflect what the actual costs would have been if the Company were operating as a separate stand-alone public company.  These charges are discussed further in Note 4 — Related Party Transactions.

We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.
For the quarter ended March 31, 2014, $1.7 million has been reclassified from general and administrative expenses to property operating expenses to conform to current period presentation.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated and combined financial statements.

The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. Based on our impairment analysis performed for the quarters ended March 31, 2015 and 2014, we have determined there are no impairment losses.

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

Cash Held in Escrow and Restricted Cash — Cash held in escrow and restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, capital renovations and capital improvements.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable includes unpaid amounts billed to tenants and accrued revenues for future billings to tenants for property expenses. We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. This receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection.

Deferred Leasing Costs — Deferred leasing costs are amortized on a straight-line basis over the lives of the related leases.

Deferred Financing Costs — Deferred financing costs are amortized on a straight-line basis over the terms of the related debt agreements as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreements to which they relate.

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

•
Percentage Rent - income arising from retail tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved) and can be estimated by the Company.

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

Noncontrolling Interests — Noncontrolling interests represent the portion of equity that we do not own in those entities that we consolidate.  We identify our noncontrolling interests separately within the equity section on the consolidated and combined balance sheets.

Redeemable Noncontrolling Interests — Redeemable noncontrolling interests include OP units and limited partnership units in the Operating Partnership in the form of long-term incentive plan (“LTIP”) unit awards held by third parties and are recorded at the greater of carrying value or redemption value as of the balance sheet date. Changes in the value from period to period are recorded in Additional paid-in capital.

Earnings Per Share — Basic earnings per common share is computed by dividing net income (loss) attributable to common shareholders by the weighted average common shares outstanding during the period. Unvested share-based payment awards that entitle holders to receive non-forfeitable dividends, such as our restricted stock awards, are classified as “participating securities.” Because the awards are considered participating securities, we are required to apply the two-class method of computing basic and diluted earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Diluted earnings per common share reflects the potential dilution of the assumed exercises of shares including stock options and unvested restricted shares to the extent they are dilutive.

Share-Based Compensation — We grant stock options, LTIP Units, OP Units and restricted stock awards to our officers, trustees and employees. The term of each award is determined by the compensation committee of our Board of Trustees (the “Compensation Committee”), but in no event can such term be longer than ten years from the date of grant. The vesting schedule of each award is determined by the Compensation Committee, in its sole and absolute discretion, at the date of grant of the award. Dividends are paid on certain shares of non-vested restricted stock, which makes the restricted stock a participating security.

The fair value of each stock option awarded is based on the date of grant using the Black-Scholes option-pricing model. Expected volatilities, dividend yields and employee forfeitures are primarily based on available implied data and peer group companies historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Compensation expense for restricted stock awards is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule or a cliff vesting schedule, we have elected to recognize compensation expense on a straight-line basis. Also included in Share-based compensation expense is the unrecognized compensation expense of awards issued under Vornado’s outperformance plan (“OPP”) for the Company’s employees who were previously Vornado employees. The OPP unrecognized compensation expense is recognized on a straight-line basis over the remaining life of the OPP awards issued. Share-based compensation expense is included in General and administrative on the consolidated and combined statements of income.

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the three months ended March 31, 2015. As of March 31, 2015, The Home Depot was our largest tenant with 7 stores at an aggregate of 865,353 square-feet and accounted for approximately $3.5 million, or 6.4%, of our annual minimum rent.

Recently Issued Accounting Literature

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation. Under amendments in this update, all reporting entities are within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 is effective for public businesses for interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of ASU 2015-02 on our consolidated and combined financial statements.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835-30 Interest - Imputation of Interest. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015. We expect the adoption of the standard will result in the presentation of debt issuance costs, which are currently included in prepaid expenses and other assets in our consolidated and combined balance sheets, as a direct reduction from the carrying amount of the related debt instrument.

4.	RELATED PARTY TRANSACTIONS

For periods prior to the separation, certain corporate costs borne by Vornado for management and other services including, but not limited to, reporting, legal, tax, information technology and human resources have been allocated to the properties in the combined financial statements using a reasonable allocation methodology as described in Note 2. An allocation of $2.2 million is included as a component of general and administrative expenses in the combined statements of income for the three months ended March 31, 2014.

Vornado provides transition services to the Company for an initial period of up to two years, including information technology, human resources and tax. As of March 31, 2015 there were no amounts outstanding related to such services. For the three months ended March 31, 2015, there were $0.6 million of costs paid to Vornado included in general and administrative expenses related to such services.

Management and Development Fees Included in Other Income

In connection with the separation, the Company and Vornado entered into a property management agreement under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately of 6.6% of the common shares of beneficial interest of Vornado. Vornado owns 32.4% of Alexander’s, Inc. The consolidated and combined financial statements include management and development fee income amounting to $0.5 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 there were $0.5 million of fees due from Vornado included in Accounts receivable.

5.	IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $34.1 million and $158.6 million as of March 31, 2015, respectively, and $34.8 million and $160.7 million as of December 31, 2014, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.0 million and $1.9 million for the quarters ended March 31, 2015 and 2014, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$7,348
2017	7,296
2018	7,079
2019	7,022
2020	7,012

Amortization of all other identified intangible assets, including acquired in-place leases, customer relationships, and third party contracts, resulted in additional depreciation and amortization expense of $0.4 million for each of the quarters ended March 31, 2015 and 2014.  Estimated annual amortization of these identified intangible assets for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$1,315
2017	1,240
2018	1,115
2019	1,082
2020	1,081

Certain of the shopping centers were acquired subject to ground leases or ground and building leases.  Amortization of these acquired below-market leases resulted in additional rent expense of $0.2 million in each of the quarters ended March 31, 2015 and 2014, respectively.  Estimated annual amortization of these below-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$972
2017	972
2018	972
2019	972
2020	972

6.	MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2015 and December 31, 2014.

		Interest Rate at	March 31,	December 31,
(Amounts in thousands)	Maturity	March 31, 2015	2015	2014
Crossed collateralized mortgage on 40 properties:
Fixed Rate	9/10/2020	4.30%	$543,840	$547,231
Variable Rate(1)	9/10/2020	2.36%	60,000	60,000
Total crossed collateralized			603,840	607,231
First mortgages secured by:
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Montehiedra Town Center, Senior Loan(2)(6)	7/6/2021	5.33%	87,946	120,000
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	—
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	75,000	75,000
Mount Kisco (Target)(7)	11/15/2034	6.40%	15,566	15,657
Englewood(5)	10/1/2018	6.22%	11,537	11,571
Mount Kisco (A&P)(4)	2/11/2015	5.32%	—	12,076
Staten Island (Forest Plaza)(3)	7/6/2018	1.47%	—	17,000
			$1,253,889	$1,288,535

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)	On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. Refer to “Troubled Debt Restructuring” disclosure below.

(3)	The loan secured by Staten Island (Forest Plaza) was repaid on March 10, 2015.

(4)	The loan secured by Mount Kisco (A&P) was repaid on February 11, 2015.

(5)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. We are in discussions with the special servicer to restructure the terms of the loan; there can be no assurance as to the timing and ultimate resolution of these discussions.

(6)	The carrying value of the senior loan secured by Montehiedra is presented net of unamortized fees. Refer to “Troubled Debt Restructuring” disclosure below.

(7)
The mortgage payable balance on the loan secured by Mt. Kisco (Target) includes $1.2 million of unamortized debt discount, the effective interest rate including amortization of the debt discount is 7.33%.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $868.6 million as of March 31, 2015.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2015, we are in compliance with all debt covenants.

As of March 31, 2015, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2016	$16,041
2017	16,845
2018	99,769
2019	17,382
2020	535,175
Thereafter	559,025

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement bear interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points expensed as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5. No amounts have been drawn to date under the Agreement.

Troubled Debt Restructuring

During the year ended December 31, 2013, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico was experiencing financial difficulties which resulted in a substantial decline in net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently, and a junior $30.0 million position with interest accruing at 3%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $8.0 million has been funded as of March 31, 2015. This $20.0 million loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated financial statements. We incurred $2.0 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under the Troubled Debt Restructuring Topic of the FASB ASC. During the three months ended March 31, 2015, amortization of the lender fees totaled $77 thousand, for a net $1.9 million unamortized lender fees as of March 31, 2015.

7.	INCOME TAXES

We will elect to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of our tax return for the 2015 fiscal year. Under those sections, a REIT, which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders.  Prior to the separation from Vornado, UE Businesses historically operated under Vornado’s REIT structure. As Vornado operates as a REIT and distributes 100% of taxable income, no provision has been made in the accompanying consolidated and combined financial statements for the periods prior to the separation. We intend to continue to adhere to these requirements and maintain our REIT status in future periods.

Our two Puerto Rico malls are subject to income taxes which are based on estimated taxable income and are included in income tax expense in the consolidated and combined statements of income.  We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated and combined statements of income.

Our Puerto Rico properties are subject to a 29% non-resident withholding tax and a 0.5% Puerto Rico gross receipts tax. For the quarters ended March 31, 2015 and 2014, the Puerto Rico taxes were $0.5 million and $0.7 million, respectively.

8.     FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value.  The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted)

in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs used when little or no market data is available.  The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2015 and December 31, 2014.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated and combined balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2015 and December 31, 2014.

	As of March 31, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$199,011	$199,011	$2,600	$2,600
Liabilities:
Mortgages payable	$1,253,889	$1,258,665	$1,288,535	$1,327,000

9.	LEASES

As Lessor

We lease space to tenants under operating leases which expire from 2015 to 2072.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales.

Future base rental revenue under these non-cancelable operating leases excluding extension options is as follows:

(Amounts in thousands)
Year Ending December 31,
2016	$210,476
2017	202,801
2018	189,126
2019	169,609
2020	144,730
Thereafter	934,438

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales or reimbursements.  For the quarters ended March 31, 2015 and 2014, these additional rents were $0.4 million and $0.5 million, respectively.

As Lessee

We are a tenant under long-term ground leases or ground and building leases for certain of our properties.  Lease expirations range from 2017 to 2102. Future lease payments under these agreements, excluding extension options, are as follows:

(Amounts in thousands)
Year Ending December 31,
2016	$8,847
2017	8,515
2018	7,186
2019	6,863
2020	4,619
Thereafter	39,158

10.	COMMITMENTS AND CONTINGENCIES

Insurance

We maintain general liability insurance with limits of $200 million per occurrence and all-risk property and rental value insurance coverage with limits of $500 million per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  We also maintain coverage for terrorism acts with limits of $500 million per occurrence and in the aggregate (excluding coverage for nuclear, biological, chemical or radiological terrorism events) as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Insurance premiums are charged directly to each of the retail properties as well as warehouses.  UE will be responsible for deductibles and losses in excess of insurance coverage, which could be material.

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

Environmental Matters

Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we accrued expenses of $1.4 million during the quarter ended March 31, 2015 for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Other

A tenant has filed an arbitration claim against the Company concerning its lease at one of our properties. The tenant claims it is owed the costs of its maintenance and repair, for an amount of approximately $3.0 million, under the terms of its lease. We believe the tenant’s assertion is unfounded under the terms of the lease and have not verified or investigated the tenant’s estimate of repair costs. We intend to defend this claim fully in the arbitration. Arbitration has been filed with JAMS (formerly Judicial Arbitration and Mediation Services) on this matter and is currently ongoing. Because we believe the claim is unfounded and any loss is not probable or estimable, we have not accrued a loss associated with this claim. The costs of arbitration will be expensed as incurred.

In addition to the matter discussed above, there are various legal actions against us in the ordinary course of business.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided master leased tenant space.  These master leases terminate either upon the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of March 31, 2015, the aggregate amount of these master leases was approximately $10.2 million.

As of March 31, 2015, we have approximately $65.8 million of redevelopment projects at various stages of completion and anticipate that these projects will require an additional $51.6 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next five years.

11.	PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated and combined balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2015	December 31, 2014
Other assets	$2,912	$2,983
Prepaid expenses:
Real estate taxes	3,851	4,298
Insurance	2,501	2,121
Rent	692	$692
Licenses/Fees	205	163
Total Prepaid expenses and other assets	$10,161	$10,257

12.	OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated and combined balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2015	December 31, 2014
Straight line ground rent expense	$5,768	$5,662
Deferred tenant revenue	2,040	878
Environmental remediation costs	1,379	—
Total Other liabilities	$9,187	$6,540

13.	INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense.

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Interest expense	$14,485	$12,740
Amortization of deferred financing costs	684	390
Total Interest and debt expense	$15,169	$13,130

14.	NONCONTROLLING INTEREST

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests include OP Units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP Units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed. During the three months ended March 31, 2015, 390,969 LTIP Units were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus

Share Plan”). The total of the OP Units and LTIP units represent a 5.6% weighted-average interest in the Operating Partnership as of March 31, 2015. Holders of outstanding LTIP Units may, from and after one year from the date of issuance, convert their LTIP Units to OP Units. Holders of outstanding OP Units may, at a determinable date, redeem their units for the Company’s common shares on a one-for-one basis, or, for cash, at our election. As the general partner of the Operating Partnership, the Company effectively controls the ability to issue common shares of UE upon a limited partner’s redemption. Both OP Units and LTIP Units are recorded at the greater of their carrying amount or redemption value at the end of each reporting period. Redemption value is equivalent to the market value of one UE common share at the end of the period multiplied by the number of units outstanding. Changes in the value from period to period are charged to Revaluation of redeemable NCI in our consolidated statement of changes in equity.

Below is a table summarizing the activity of redeemable noncontrolling interests:

(Amounts in thousands)
Balance at January 15, 2015(1)	$—
OP Units issued to VRLP on the date of separation	27,651
LTIP Units issued and vested	7,143
Net income attributable to redeemable NCI	(560)
Distributions to Unit holders	(1,212)
Adjustment to redemption value	110,653
Balance at March 31, 2015	$143,675
(1) We did not have any redeemable noncontrolling interests prior to the date of the separation.

Noncontrolling Interests

The noncontrolling interests relate to portions of consolidated subsidiaries held by noncontrolling interest holders. We own a 95% interest in our property in Walnut Creek, CA (Mt. Diablo). The net income attributable to noncontrolling interest is presented separately in our consolidated and combined statements of income.

15.     SHARE-BASED COMPENSATION

On January 7, 2015 our board and initial shareholder approved the Urban Edge Properties 2015 Omnibus Share Plan, under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, LTIP units, operating partnership units and restricted shares were granted on February 17, 2015 and March 13, 2015. We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the three months ended March 31, 2015 2,265 shares were issued under the DRIP.

The following table presents stock option activity during the three months ended March 31, 2015:

	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value per Share
(In years)
Outstanding at January 1, 2015	—	—	—	—
Granted	2,169,040	$23.92	7.07	$26.22
Exercised	—	—	—	—
Forfeited or expired	—	—	—	—
Outstanding at March 31, 2015	2,169,040	$23.92	7.07	$26.22
Exercisable at March 31, 2015	—	—	—	—

The following table presents information regarding restricted stock activity during the three months ended March 31, 2015:

	Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2015	—	—
Granted	12,342	$24.30
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2015	12,342	$24.30

During the three months ended March 31, 2015, we granted 12,342 shares of restricted stock that are subject to forfeiture and vest over periods from 3 to 5 years. No shares of restricted stock vested during the three months ended March 31, 2015.

There were 390,969 LTIP units issued to executives during the three months ended March 31, 2015, 343,220 of which were immediately vested. The remaining 47,749 units vest over a weighted average period of 2.4 years.

Share-based compensation expense, which is included in general and administrative (“G&A”) expenses in our consolidated and combined statements of income, is summarized as follows:

Three Months Ended March 31,
(Amounts in thousands)	2015
Share-based compensation expense components included in G&A(2):
Restricted Stock expense	$9
Stock option expense	241
LTIP expense	7,143
OPP expense(1)	48
Total Share-based compensation expense	$7,441
(1) OPP Expense for the three months ended March 31, 2015 is the unrecognized compensation expense of awards issued under Vornado’s OPP for UE employees who were previously Vornado employees. The remaining OPP unrecognized compensation expense was transferred from Vornado to UE as of the separation date and is amortized on a straight-line basis over the remaining life of the OPP awards issued.
(2)We did not have any equity awards issued prior to the date of the separation.

As of March 31, 2015, we had a total of $9.8 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards issued by Vornado. This expense is expected to be recognized over a weighted-average period of 3.82 years.

16.     EARNINGS PER SHARE

We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of common shares and participating securities is calculated according to dividends declared and participating rights in undistributed earnings. Restricted shares issued pursuant to our share-based compensation program are considered participating securities, and as such have non-forfeitable rights to receive dividends.

The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the three months ended March 31, 2015, there were 2,169,040 stock options outstanding, and 12,342 shares of unvested restricted stock outstanding, that potentially could be converted into common shares. These stock options and shares of unvested restricted stock have been excluded from the diluted EPS calculation, as their effect is anti-dilutive due to the Company’s net loss. In addition, the redemption of OP Units and LTIP Units into common shares was not included in the computation of diluted weighted average shares outstanding, because the effect of assuming such conversion was anti-dilutive for all periods presented.

As described in Note 2, the common shares outstanding at the date of the separation are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in thousands, except per share data)	2015	2014
Numerator:
Net income (loss)	$(12,017)	17,916
Less: Limited partners’ interest in the OP	560	—
Less: Net income (loss) attributable to noncontrolling interests	(6)	(5)
Net income (loss) available for common shareholders, basic and diluted	$(11,463)	17,911

Denominator:
Weighted average common shares outstanding - basic	99,248	99,248
Effect of dilutive securities:
Stock options	—	—
Weighted average common shares outstanding - diluted	99,248	99,248

Earnings per share available to common shareholders:
Earnings (loss) per common share - Basic	$(0.12)	$0.18
Earnings (loss) per common share - Diluted	$(0.12)	$0.18

17.     SUBSEQUENT EVENTS

On April 1, 2015, we announced the appointment of Mark Langer to the position of Executive Vice President and Chief Financial Officer, which became effective on April 20, 2015. Mr. Langer’s employment agreement provides for an annual base salary of $525,000 and a target annual bonus of 100% of annual base salary, payable 50% in cash and 50% in equity awards that vest ratably over three years subject to continued employment. Additionally, Mr. Langer is eligible to receive annual grants, under our long-term incentive compensation plans, of options to purchase UE common shares with a grant date Black Scholes value equal to $200,000, which options will vest ratably over three years subject to continued employment. On the effective date, Mr. Langer was granted (1) options to purchase UE common shares with a grant date Black Scholes value equal to $500,000 that vest ratably over four years subject to continued employment and (2) a number of long-term incentive partnership units in UELP equal to $1.0 million divided by the volume-weighted average trading price of a UE common share on the NYSE for the ten trading days up to, and including, the grant date, which incentive partnership units vest ratably over four years subject to continued employment. Also on the effective date, Mr. Langer is entitled to receive a cash payment of $66,000, to compensate Mr. Langer for the forfeited amount of the retention bonus offered to Mr. Langer by Mr. Langer’s former employer.

On April 29, 2015 we acquired an approximately 34,000 square-foot land plot adjacent to Bergen Town Center, with a 7,700 square-foot outparcel, for $2.8 million in cash.

On May 11, 2015, the Board of Trustees declared a quarterly dividend of $0.20 per common share, payable on June 30, 2015 to stockholders of record on June 15, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2014, as amended.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

Urban Edge Properties (“UE” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, redevelops and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and other assets. UE and UELP were created to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business.
As of March 31, 2015 our portfolio consisted of 79 shopping centers, three malls and a warehouse park (prior to the separation, the portfolio is referred to as “UE Businesses”), totaling 14.8 million square feet.
Prior to its separation on January 15, 2015, UE was a wholly owned subsidiary of Vornado. Pursuant to a separation and distribution agreement between UE and Vornado (the “Separation Agreement”), the interests in certain properties held by Vornado’s operating partnership, Vornado Realty L.P. (“VRLP”), were contributed or otherwise transferred to UE in exchange for 100% of our outstanding common shares. Following that contribution, VRLP distributed 100% of our outstanding common shares to Vornado and the other common limited partners of VRLP, pro rata with respect to their ownership of common limited partnership units in VRLP. Vornado then distributed all of the UE common shares it had received from VRLP to Vornado common shareholders on a pro rata basis. As a result, VRLP common limited partners and Vornado common shareholders all received common shares of UE in the spin-off at a ratio of one common share of UE to every two common shares of Vornado.
Substantially concurrently with such distribution, the interests in certain properties held by VRLP, including interests in entities holding properties, were contributed or otherwise transferred to UELP in exchange for 5.4% of UELP’s outstanding partnership units of interest in the Operating Partnership (“OP Units”).
We plan to elect to be treated as a real estate investment trust (“REIT”) in connection with the filing of our federal income tax return as of December 31, 2015, subject to our ability to meet the requirements to be treated as a REIT at the time of election, and we intend to maintain this status in future periods.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of the separation.
The accompanying consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting. The consolidated balance sheet as of March 31, 2015 reflects the consolidation of properties that are wholly-owned and properties in which we own less than 100% interest in which we have a majority interest. The accompanying consolidated and combined statements of income for the three months ended March 31, 2015 include the consolidated accounts of the Company and the combined accounts of UE Businesses. Accordingly, the results presented for the three months ended March 31, 2015 reflect the aggregate operations and changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2015 through January 15, 2015 and on a consolidated basis subsequent to January 15, 2015. The accompanying financial statements for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the UE Businesses. All intercompany transactions have been eliminated in consolidation and combination. Additionally, the financial statements reflect the common shares as of the date of the separation as outstanding for all periods prior to the separation.

For periods presented prior to the date of the separation, our historical combined financial results for UE Businesses reflect charges for certain corporate costs which we believe are reasonable.  These charges were based on either actual costs incurred by Vornado or a proportion of costs estimated to be applicable to the UE Businesses based on an analysis of key metrics including total revenues, real estate assets, leasable square feet and operating income.  Such costs do not necessarily reflect what the actual costs would have been if the Company were operating as a separate stand-alone public company.  These charges are discussed further in Note 4 — Related Party Transactions.

As part of the separation, Vornado capitalized UE with $225 million of cash. In connection with the separation, we incurred transaction costs of $21.9 million in the three months ended March 31, 2015, comprised of $3.3 million of transfer taxes and $18.6 million of professional fees. The transaction costs were paid by Vornado, which is reflected within Contributions from Vornado on the statement of changes in equity. Of the $21.9 million transaction costs, $17.4 million were contingent on the completion of the separation. Vornado provides transition services including human resources, information technology, risk management and tax services for up to two years pursuant to a transition services agreement between UE and Vornado (the “Transition Services Agreement”). The fees charged to us by Vornado for these transition services approximate the actual cost incurred by Vornado in providing such services. UE provides property management, development and leasing services to Vornado for certain of Vornado’s retail properties that were not transferred to UE as part of the separation.
Critical Accounting Policies and Estimates

Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the three months ended March 31, 2015, there were no material changes to these policies.

Recent Accounting Pronouncements

Refer to Note 3 to the unaudited consolidated and combined financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

Results of Operations
We derive substantially all of our revenue from rents received from tenants under existing leases on each of our properties. This revenue includes fixed based rents, recoveries of expenses that we have incurred and that we pass through to the individual tenants and percentage rents that are based on specified percentages of tenants’ revenue, in each case as provided in the respective leases.
Our primary cash expenses consist of our property operating expenses, general and administrative expenses and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance, and utilities; general and administrative expenses include payroll, office expenses, professional fees, acquisition costs and other administrative expenses; and interest expense is primarily on our mortgage debt, and revolving credit facilities. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest, and salaries related to properties under development or redevelopment until the property is ready for its intended use.
Our consolidated and combined results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments. The results of operations of any acquired property are included in our financial statements as of the date of its acquisition.

The following provides an overview of our key financial metrics based on our consolidated and combined results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Net income (loss) attributable to common shareholders	$(11,463)	$17,911
FFO attributable to common shareholders	1,515	31,397
Net operating income	49,899	48,557
Same-property NOI	45,549	44,363
Significant Development/Redevelopment Activity

The Company had approximately $65.8 million of development and redevelopment projects underway of which $51.6 million remained to be funded as of March 31, 2015.
The conversion of Montehiedra Town Center (“Montehiedra”), a 542,000 square-foot mall in Puerto Rico, into an outlet-focused retail mall is on schedule for completion in late 2016. The renovation of our East Hanover warehouses will be substantially complete the second quarter of 2015.

We continue to build our redevelopment pipeline, which includes a planned expansion at Bergen Town Center and several other expansion projects where new retail pads can be developed.

On April 29, 2015 we acquired an approximately 34,000 square-foot plot adjacent to Bergen Town Center with a 7,700 square-foot outparcel, for $2.8 million in cash.

Significant Debt and Equity Activity

Debt Activity

On January 15, 2015, we entered into a $500 million unsecured Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement bear interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds as specified in the Agreement. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5. No amounts have been drawn to date under the Agreement.

During the year ended December 31, 2013, Montehiedra was experiencing financial difficulties which resulted in a substantial decline in net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan has been extended from July 2016 to July 2021 and the principal separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently, and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $8.0 million has been funded as of March 31, 2015. The $20.0 million loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest was eliminated in our consolidated financial statements. We incurred $2.0 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under the Troubled Debt Restructuring Topic of the FASB ASC. During the three months ended March 31, 2015, amortization of the lender fees totaled $77 thousand, for a total of $1.9 million unamortized lender fees as of March 31, 2015.
On March 30, 2015, we notified the lender that due to tenants vacating the Englewood shopping center, the property’s operating cash flow will be insufficient to pay the debt service. Accordingly, at our request, the mortgage loan secured by Englewood was transferred to the special servicer. We are in discussions with the special servicer to restructure the terms of the loan; there can be no assurance as to the timing and ultimate resolution of these discussions.

During the three months ended March 31, 2015, we repaid two mortgage loans for a total of $29.1 million; the 1.47% variable rate $17.0 million loan secured by our Staten Island Forest Plaza property and the 5.32% $12.1 million loan secured by our Mount Kisco (A&P) property.
Equity Activity

Prior to the date of separation, our financial statements were carved-out from Vornado’s books and records; thus, pre-separation ownership was solely that of Vornado and noncontrolling interests based on their respective ownership interests in VRLP on the date of the separation. Upon becoming a separate company on January 15, 2015, the Company’s ownership is now classified under the typical shareholders’ equity classifications of common shares, additional paid-in capital and accumulated earnings (deficit). Related to the separation, 99,247,806 shares and 5,717,184 units of UELP’s limited partnership interests were issued to shareholders of Vornado and unit holders of VRLP, respectively.

On January 7, 2015 our board and initial shareholder approved the Urban Edge Properties 2015 Omnibus Share Plan (the “Omnibus Share Plan”), under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, long-term incentive plan (“LTIP”) units, operating partnership units and restricted shares were granted on February 17, 2015 and March 13, 2015.

Comparison of the Three Months Ended March 31, 2015 to 2014

Net loss attributable to common shareholders for the three months ended March 31, 2015 was $11.5 million compared to net income of $17.9 million for the three months ended March 31, 2014. The following table summarizes certain line items from our unaudited consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2015 as compared to the same period of 2014:

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Total revenue	$83,783	$82,632
Property operating	$16,523	$16,566
General and administrative expenses	$12,326	$5,109
Transaction costs	$21,859	$—
Interest and debt expense	$(15,169)	$(13,130)
Net (income) loss attributable to noncontrolling interests	$554	$(5)

Total Revenues

Total revenues were $83.8 million in the quarter ended March 31, 2015, compared to $82.6 million in the prior year, an increase of $1.2 million. This increase was primarily due to a $1.2 million tenant settlement recognized during the quarter ended March 31, 2015.

Property Operating Expenses

Property operating expenses were $16.5 million in the quarter ended March 31, 2015, compared to $16.6 million in the prior year, a decrease of $43 thousand due to a $1.5 million decrease in common area maintenance expenses offset by $1.4 million of environmental remediation costs accrued during the quarter ended March 31, 2015.

General and Administrative Expenses

General and administrative expenses were $12.3 million in the quarter ended March 31, 2015, compared to $5.1 million in the prior year, an increase of $7.2 million. This increase was primarily due to share-based compensation expenses, specifically the one-time issuance of LTIP units to certain executives in connection with our separation which resulted in an expense of $7.1 million during the quarter ended March 31, 2015.

Transaction Costs

Transaction costs of $21.9 million in the quarter ended March 31, 2015 were incurred in connection with the separation transaction, including $3.3 million in transfer taxes and $18.6 million in professional fees.

 Interest and Debt Expense

Interest and debt expense was $15.2 million in the quarter ended March 31, 2015, compared to $13.1 million in the prior year, an increase of $2.1 million.  This increase is due to interest expense related to the mortgage loan secured by Las Catalinas entered into on July 16, 2014 with an interest rate of 4.43%, and restructuring costs of the mortgage loan secured by Montehiedra, partially offset by lowering the interest rate of the mortgage loan secured by Montehiedra from 6.04% to 5.33% in connection with the restructuring during the quarter ended March 31, 2015.

Net (Income) loss Attributable to Noncontrolling Interests

Net (income) attributable to noncontrolling interests during the quarter ended March 31, 2014 consisted of Walnut Creek’s (Mt. Diablo) 5% noncontrolling interest in the property operations. During the quarter ended March 31, 2015, net loss attributable to noncontrolling interests included net (income) attributable to Walnut Creek’s noncontrolling interest as well as a net loss of $0.6 million allocated to the 5.6% weighted average UELP interests issued, classified as “redeemable noncontrolling interests” in the consolidated and combined balance sheets.

Non-GAAP Financial Measures

Same-Property NOI and Occupancy Information

Throughout this section, we have provided certain information on a “same-property” basis. Information provided on a same-property basis includes the results of operations that we consolidate, owned and operated for the entirety of both periods being compared except for non-retail properties, properties that are in the foreclosure process where we do not intend to own the asset, and properties for which significant development, redevelopment or expansion occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan and is expected to have a significant impact on property operating income. A development or redevelopment property is moved to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally the first full year in which the property is 90% leased.

In this section we present NOI, which is a non-GAAP financial measure. The most directly comparable GAAP financial measure to NOI is income (loss) before income taxes. NOI excludes certain components from net income (loss) attributable to common shareholders in order to provide results that are more closely related to a property’s results of operations. We calculate NOI by adjusting GAAP operating income to add back depreciation and amortization expense, general and administrative expenses, real estate impairment losses and non-cash ground rent expense, and deduct non-cash rental income resulting from the straight-lining of rents and amortization of acquired below market leases net of above market leases. Same-property NOI is calculated as NOI for properties that were owned and operated for the entirety of the reporting periods being compared, and excludes properties that were in the foreclosure process or were under development/redevelopment and properties acquired or sold during the periods being compared. The following properties were excluded from same-property NOI for all periods presented: Bruckner Boulevard (“Bruckner”), Montehiedra, Shoppes on Dean (“Englewood”) and East Hanover warehouses. Montehiedra and East Hanover warehouses were excluded from same-property NOI because their planned redevelopment projects are underway, while Bruckner is excluded because it is being positioned for redevelopment, and Englewood is excluded from same-property NOI because it is currently in the foreclosure process. There were no properties acquired or sold during the periods being compared.

We believe NOI and same-property NOI are meaningful non-GAAP financial measures because real estate acquisitions and dispositions are evaluated based on, among other considerations, property NOI applied to market capitalization rates. We utilize these measures to make investment and capital allocation decisions and to compare the unlevered performance of our properties to our peers. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from operating income or net income. NOI and same-property NOI should not be considered substitutes for operating income or net income and may not be comparable to similarly titled measures employed by others.
NOI and same-property NOI are non-GAAP financial measures that aid in the assessment of the performance of our properties and portfolio as it relates to the total return on assets. The most directly comparable GAAP financial measure to NOI is income (loss) before income taxes. Same-property NOI for the three months ended March 31, 2015 was $45.5 million compared to $44.3 million for the three months ended March 31, 2014, an increase of $1.2 million, or 2.7%.

The following table reconciles income (loss) before income taxes to NOI and same-property NOI for the quarters ended March 31, 2015 and 2014.

	(Unaudited)
	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Income (loss) before income taxes	$(11,476)	$18,647
Interest income	(11)	(9)
Interest and debt expense	15,169	13,130
Operating income	3,682	31,768
Depreciation and amortization	13,732	13,598
General and administrative expense	12,326	5,109
Transaction costs	21,859	—
Subtotal	51,599	50,475
Less: non-cash rental income	(2,049)	(2,284)
Add: non-cash ground rent expense	349	366
NOI	49,899	48,557
Adjustments:
NOI related to properties being redeveloped	(3,774)	(3,652)
Tenant settlement and lease termination income	(1,260)	(216)
Environmental remediation costs	1,379	—
Management and development fee income from non-owned properties	(535)	(134)
Other	(160)	(192)
Subtotal adjustments	(4,350)	(4,194)
Same-property NOI	$45,549	$44,363

Funds From Operations

FFO for the three months ended March 31, 2015 was $1.5 million compared to $31.4 million for the three months ended March 31, 2014.

We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (‘‘NAREIT’’) definition. NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciated real estate assets, real estate impairment losses, real property depreciation and amortization expense. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance both internally from period to period and among our peers because this non-GAAP measure excludes net gains on sales of depreciable real estate, real estate impairment losses, and rental property depreciation and amortization expense which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash generated from operating activities and is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by others.

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Net income (loss) attributable to common shareholders	$(11,463)	$17,911
Adjustments:
Rental property depreciation and amortization	13,538	13,486
Limited partnership interests in operating partnership(1)	$(560)	$—
Funds from operations	$1,515	$31,397
Funds from operations per diluted common share	$0.01	$0.30
Weighted average diluted shares(2)	105,170	105,170

(1) Represents earnings allocated to LTIP and OP unit holders for unissued shares held by the Company, which have been excluded for purposes of calculating earnings per diluted share for all periods presented. FFO calculations include earnings allocated to LTIP and OP unit holders and the respective weighted average share totals include the redeemable shares outstanding as their inclusion is dilutive.
(2) Weighted average diluted shares used to calculate FFO per share for all periods presented is higher than the GAAP diluted weighted average shares as a result of the dilutive impact on FFO per share of the 5.9 million OP and LTIP units which are redeemable for our common shares. These redeemable units are not included in the diluted weighted average share count for GAAP purposes because their inclusion is anti-dilutive.

FFO for the quarters ended March 31, 2015 and 2014 include certain items that affect comparability, which are included in the table below. The aggregate of these items increased FFO by $30.2 million, or $0.29 per diluted share for the quarter ended March 31, 2015. There were no items during the quarter ended March 31, 2014 that affected comparability.

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Items that affect comparability:
Transaction costs related to the spin-off	$21,859	$—
One-time equity awards related to the spin-off	7,143	—
Environmental remediation costs	1,379	—
Tenant settlement income	(1,260)	—
Debt restructuring expenses	1,034	—
Items that affect comparability	$30,155	$—

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

Dividends

On May 11, 2015, our Board of Trustees declared a quarterly dividend of $0.20 per common share (an indicated annual rate of $0.80), payable on June 30, 2015 to shareholders of record on June 15, 2015. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of dividends to shareholders falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of March 31, 2015.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	March 31, 2015	March 31, 2015
Crossed collateralized mortgage on 40 properties:
Fixed Rate	9/10/2020	4.30%	$543,840
Variable Rate(1)	9/10/2020	2.36%	60,000
Total crossed collateralized			603,840
First mortgages secured by:
Bergen Town Center	4/8/2023	3.56%	300,000
Las Catalinas	8/6/2024	4.43%	130,000
Montehiedra Town Center, Senior Loan(2)(4)	7/6/2021	5.33%	87,946
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	75,000
Mount Kisco (Target)	11/15/2034	6.40%	15,566
Englewood(3)	10/1/2018	6.22%	11,537
			$1,253,889

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)	On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. Refer to Note 6- Mortgages Payable.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. We are in discussions with the special servicer to restructure the terms of the loan; there can be no assurance as to the timing and ultimate resolution of these discussions.

(4)	The carrying value of the senior loan secured by Montehiedra is presented net of unamortized fees. Refer to Note 6- Mortgages Payable.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $868.6 million as of March 31, 2015.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

On January 15, 2015, we entered into a $500 million unsecured Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement bear interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5. No amounts have been drawn to date under the Agreement.

Capital Expenditures

The following table summarizes anticipated 2015 capital expenditures and leasing commissions.

(Amounts in thousands)
Capital Expenditures	$18,000
Tenant Improvements	3,000
Leasing commissions	2,000
Total capital expenditures and leasing commissions	$23,000

As of March 31, 2015, we have commenced planned redevelopment projects and anticipate that these projects will require approximately $51.6 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next five years. We expect to finance such projects from a variety of sources which may include cash on hand, borrowings under our line of credit and/or using secured debt, or issuing equity.

Insurance

We maintain general liability insurance with limits of $200 million per occurrence and all risk property and rental value insurance coverage with limits of $500 million per occurrence, with sub-limits for certain perils such as floods and earthquakes.  We also maintain coverage for terrorism acts with limits of $500 million per occurrence and in the aggregate for terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020 (excluding coverage for nuclear, biological, chemical or radiological terrorism events). Insurance premiums are charged directly to each of the retail properties.  We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.

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

Environmental Matters

Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we accrued expenses of $1.4 million during the quarter ended March 31, 2015 for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Other

A tenant has filed an arbitration claim against the Company concerning its lease at one of our properties. The tenant claims it is owed the costs of its maintenance and repair, for an amount of approximately $3.0 million, under the terms of its lease. We believe the tenant’s assertion is unfounded under the terms of the lease and have not verified or investigated the tenant’s estimate of repair costs. We intend to defend this claim fully in the arbitration. Arbitration has been filed with JAMS (formerly Judicial Arbitration and Mediation Services) on this matter and is currently ongoing. Because we believe the claim is unfounded and any loss is not probable or estimable, we have not accrued a loss associated with this claim. The costs of arbitration will be expensed as incurred.

In addition to the matter discussed above, there are various legal actions against us in the ordinary course of business.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Summary of Cash Flows

Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014	Increase (Decrease)
Net cash provided by operating activities	$30,581	$25,914	$4,667
Net cash (used in) investing activities	$(6,670)	$(5,511)	$(1,159)
Net cash provided by (used in) financing activities	$172,500	$(21,478)	$193,978

Net cash provided by operating activities:

Net cash provided by operating activities of $30.6 million was comprised of (i) $25.8 million increase in cash from operating income and (ii) $4.8 million net increase in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.

Net cash used in investing activities:

Net cash used in investing activities of $6.7 million was comprised of (i) $3.7 million of real estate additions and (ii) $3.0 million increase in restricted cash related to an increase in escrow deposits primarily related to Montehiedra’s modified loan terms.

Net cash provided by financing activities:

Net cash provided by financing activities of $172.5 million was comprised of (i) $231.5 million of Vornado’s contributions, net in connection with the spin-off offset by, (ii) $34.8 million for debt repayments, (iii) $19.9 million of dividends paid to common shareholders, and (iv) $3.2 million of debt issuance costs primarily related to Montehiedra’s modified loan terms.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below.

	2015			2014
(Amounts in thousands)	March 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

Variable Rate	$60,000	2.36%	$600	$77,000	2.16%
Fixed Rate	1,193,889	4.24%	—	1,211,535	4.37%
	$1,253,889		$600	$1,288,535

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2015, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated and combined debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2015, the estimated fair value of our consolidated debt was $1.3 billion.

ITEM 4.	CONTROLS AND PROCEDURES

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are from time to time involved in legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2014 filed with the SEC on March 23, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are filed as part of this Interim Report on Form 10-Q:

Exhibit Number	Exhibit Description
4.4	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to the Registration Statement on Form S-8 filed on February 17, 2015)
10.1	Employment Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 7, 2015)
10.2	Employment Agreement between Urban Edge Properties and Robert Minutoli
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

Date: May 14, 2015	By:	/s/ Jennifer Holmes
Jennifer Holmes, Chief Accounting Officer