Form 10-Q
period 2015-06-30
Urban Edge Properties
filed 2015-08-12
CIK 1611547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 31, 2015, the registrant had 99,285,160 common shares outstanding.

URBAN EDGE PROPERTIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited, amounts in thousands, except share and per share amounts)

	June 30,	December 31,
	2015	2014
ASSETS
Real estate, at cost:
Land	$374,543	$378,096
Buildings and improvements	1,612,112	1,632,228
Construction in progress	49,349	8,545
Furniture, fixtures and equipment	3,930	3,935
Total	2,039,934	2,022,804
Accumulated depreciation and amortization	(489,256)	(467,503)
Real estate, net	1,550,678	1,555,301
Cash and cash equivalents	193,355	2,600
Cash held in escrow and restricted cash	10,792	9,967
Tenant and other receivables, net of allowance for doubtful accounts of $2,197 and $2,432, respectively	15,201	11,424
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $121 and $0, respectively	88,966	89,199
Identified intangible assets, net of accumulated amortization of $21,775 and $20,672, respectively	33,416	34,775
Deferred leasing costs, net of accumulated amortization of $12,632 and $12,121, respectively	17,205	17,653
Deferred financing costs, net of accumulated amortization of $6,812 and $6,813, respectively	12,284	10,353
Prepaid expenses and other assets	7,525	10,257
Total assets	$1,929,422	$1,741,529

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$1,250,031	$1,288,535
Identified intangible liabilities, net of accumulated amortization of $66,168 and $62,395, respectively	156,536	160,667
Accounts payable and accrued expenses	31,968	26,924
Other liabilities	11,889	6,540
Total liabilities	1,450,424	1,482,666
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 99,285,160 shares issued and outstanding	993	—
Additional paid-in capital	477,596	—
Accumulated earnings (deficit)	(32,897)	—
Noncontrolling interests:
Redeemable noncontrolling interests	32,954	—
Noncontrolling interest in consolidated subsidiaries	352	341
Vornado equity	—	258,522
Total equity	478,998	258,863
Total liabilities and equity	$1,929,422	$1,741,529
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
REVENUE
Property rentals	$57,380	$57,626	$114,966	$115,050
Tenant expense reimbursements	20,451	18,902	44,754	43,699
Management and development fees	693	134	1,228	265
Other income	191	158	1,550	438
Total revenue	78,715	76,820	162,498	159,452
EXPENSES
Depreciation and amortization	14,233	13,698	27,965	27,296
Real estate taxes	12,517	12,744	25,341	25,410
Property operating	10,985	11,333	27,508	27,899
General and administrative	6,792	4,560	19,118	9,669
Ground rent	2,565	2,654	5,079	5,210
Transaction costs	427	—	22,286	—
Provision for doubtful accounts	389	358	712	727
Total expenses	47,908	45,347	128,009	96,211
Operating income	30,807	31,473	34,489	63,241
Interest income	51	8	62	17
Interest and debt expense	(13,241)	(13,138)	(28,410)	(26,268)
Income before income taxes	17,617	18,343	6,141	36,990
Income tax expense	(464)	(319)	(1,005)	(1,050)
Net income	17,153	18,024	5,136	35,940
Less net income attributable to noncontrolling interests in:
Operating partnership	(986)	—	(426)	—
Consolidated subsidiaries	(5)	(6)	(11)	(11)
Net income attributable to common shareholders	$16,162	$18,018	$4,699	$35,929

Earnings per common share - Basic:	$0.16	$0.18	$0.05	$0.36
Earnings per common share - Diluted:	$0.16	$0.18	$0.05	$0.36
Weighted average shares outstanding - Basic	99,250	99,248	99,249	99,248
Weighted average shares outstanding - Diluted	99,274	99,248	99,265	99,248

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands, except share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital(2)	Vornado Equity	Accumulated Earnings (Deficit)	Redeemable NCI(2)	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2015	—	—	—	$258,522	—	—	$341	$258,863
Net income (loss) attributable to common shareholders(1)	—	—	—	(2,022)	6,721	—	—	4,699
Net income attributable to noncontrolling interests	—	—	—	—	—	426	11	437
Limited interests issued to Vornado at separation	—	—	—	(27,651)	—	27,651	—	—
Contributions from Vornado	—	—	—	248,799	—	—	—	248,799
Issuance of shares in connection with separation	99,247,806	993	476,655	(477,648)	—	—	—	—
Common shares issued:
Under Omnibus share plan	33,270	—	—	—	—	—	—	—
Under dividend reinvestment plan	4,084	—	92	—	(92)	—	—	—
Dividends on common shares ($0.40 per share)	—	—	—	—	(39,617)	—	—	(39,617)
Share-based compensation expense	—	—	849	—	91	7,329	—	8,269
Distributions to redeemable NCI ($0.40 per unit)	—	—	—	—	—	(2,452)	—	(2,452)
Balance, June 30, 2015	99,285,160	$993	$477,596	$—	$(32,897)	$32,954	$352	$478,998
 (1) Net loss earned from January 1, 2015 through January 15, 2015 is attributable to Vornado as it was the sole shareholder prior to January 15, 2015. Refer to Note 1 - Organization.
(2) See Note 15 - Noncontrolling Interests.

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$5,136	$35,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,965	27,296
Amortization of deferred financing costs	1,420	780
Amortization of below market leases, net	(4,051)	(3,882)
Straight-lining of rental income	(27)	(800)
Share-based compensation expense	8,269	2,229
Non-cash separation costs paid by Vornado	17,403	—
Bad debt expense	712	727
Other non-cash adjustments	746	844
Change in operating assets and liabilities:
Tenant and other receivables	(4,229)	(4,161)
Prepaid and other assets	2,085	(1,602)
Accounts payable and accrued expenses	1,906	(6,831)
Other liabilities	5,137	939
Net cash provided by operating activities	62,472	51,479
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(15,257)	(7,614)
Acquisition of real estate	(3,125)	—
(Increase) decrease in cash held in escrow and restricted cash	(826)	1,558
Net cash (used in) investing activities	(19,208)	(6,056)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(38,704)	(15,576)
Contributions from (distributions to) Vornado	231,462	(30,861)
Dividends paid to shareholders	(39,617)	—
Distributions to redeemable noncontrolling interests	(2,452)	—
Debt issuance costs	(3,198)	(150)
Net cash provided by (used in) financing activities	147,491	(46,587)
Net increase (decrease) in cash and cash equivalents	190,755	(1,164)
Cash and cash equivalents at beginning of period	2,600	5,223
Cash and cash equivalents at end of period	$193,355	$4,059
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (net of amounts capitalized of $857 and $0, respectively)	$27,387	$25,543
Cash payments for income taxes	$1,853	$1,336
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	$2,942	$1,659
Write off of fully depreciated assets	$3,341	$2,072
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
As of June 30, 2015 our portfolio consisted of 79 shopping centers, three malls and a warehouse park totaling 14.8 million square feet, prior to the separation, the portfolio is referred to as “UE Businesses”.
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
Substantially concurrently with such distribution, the interests in certain properties held by VRLP, including interests in entities holding properties, were contributed or otherwise transferred to UELP in exchange for 5.4% of UELP’s outstanding units of interest in the Operating Partnership (“OP Units”).
As part of the separation, Vornado capitalized UE with $225 million of cash. Vornado also paid $21.9 million of the transaction costs incurred in connection with the separation, which is reflected within Contributions from Vornado on the statement of changes in equity. Of the $21.9 million transaction costs, $17.4 million were contingent on the completion of the separation. The remaining $4.5 million of transaction costs were allocated to net loss attributable to Vornado in the statement of changes in equity.
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

The accompanying consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting. The consolidated balance sheet as of June 30, 2015 reflects the consolidation of properties that are wholly-owned and properties in which we own less than 100% interest in which we have a controlling interest. The accompanying consolidated and combined statements of income for the three and six months ended June 30, 2015 include the consolidated accounts of the Company and the combined accounts of UE Businesses. Accordingly, the results presented for the three and six months ended June 30, 2015 reflect the aggregate operations, changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The accompanying financial statements for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the UE Businesses. All intercompany transactions have been eliminated in consolidation and combination. Additionally, the financial statements reflect the common shares as of the date of the separation as outstanding for all periods prior to the separation.

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

For periods presented prior to the date of the separation, our historical combined financial results for UE Businesses reflect charges for certain corporate costs which we believe are reasonable.  These charges were based on either actual costs incurred by Vornado or a proportion of costs estimated to be applicable to the UE Businesses based on an analysis of key metrics including total revenues, real estate assets, leasable square feet and operating income.  Such costs do not necessarily reflect what the actual costs would have been if the Company were operating as a separate stand-alone public company.  These charges are discussed further in Note 5 — Related Party Transactions.

We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations.
For the six months ended June 30, 2014, $3.3 million has been reclassified from general and administrative expenses to property operating expenses to conform to current period presentation.

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

Real Estate — Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when completed. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to expense. We capitalize all property operating expenses directly associated with and attributable to the development of a project, including interest expense. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete. Depreciation is recognized on a straight-line basis over estimated useful lives which range from 3 to 40 years. Tenant related intangibles and improvements are amortized on a straight-line basis over the lease term, including any bargain renewal options.

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

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated and combined financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. Based on our impairment analysis performed for the three and six months ended June 30, 2015 and 2014, we have determined there are no impairment losses.

Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value due to their short-term maturities. The majority of our cash and cash equivalents consists of (i) deposits at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit, (ii) United States Treasury Bills and (iii) Certificate of Deposits placed through an Account Registry Service (“CDARS”). To date we have not experienced any losses on our invested cash.

Cash Held in Escrow and Restricted Cash — Cash held in escrow and restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, leasing commissions and capital expenditures.

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

•	Management, Leasing and Other Fees - income arising from contractual agreements with third parties. This revenue is recognized as the related services are performed under the respective agreements.

Noncontrolling Interests — Noncontrolling interests represent the portion of equity that we do not own in those entities that we consolidate.  We identify our noncontrolling interests separately within the equity section on the consolidated and combined balance sheets.

Redeemable Noncontrolling Interests — Redeemable noncontrolling interests include OP units and limited partnership units in the Operating Partnership in the form of long-term incentive plan (“LTIP”) unit awards held by third parties.

Earnings Per Share — Basic earnings per common share is computed by dividing net income attributable to common shareholders by the weighted average common shares outstanding during the period. Unvested share-based payment awards that entitle holders to receive non-forfeitable dividends, such as our restricted stock awards, are classified as “participating securities.” Because the awards are considered participating securities, we are required to apply the two-class method of computing basic and diluted earnings that would otherwise have been available to common shareholders. Under the two-class method, earnings for the period are allocated between common shareholders and other shareholders, based on their respective rights to receive dividends. During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Diluted earnings per common share reflects the potential dilution of the assumed exercises of shares including stock options and unvested restricted shares to the extent they are dilutive.

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

Compensation expense for restricted stock awards is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule or a cliff vesting schedule, we have elected to recognize compensation expense on a straight-line basis. Also included in Share-based compensation expense is the unrecognized compensation expense of awards issued under Vornado’s outperformance plan (“OPP”) for the Company’s employees who were previously Vornado employees. The OPP unrecognized compensation expense is recognized on a straight-line basis over the remaining life of the OPP awards issued. Share-based compensation expense is included in general and administrative expenses on the consolidated and combined statements of income.

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the six months ended June 30, 2015. As of June 30, 2015, The Home Depot was our largest tenant with 7 stores at an aggregate of 865,353 square-feet and accounted for approximately $7.1 million for the six months ended June 30, 2015, or 6.4%, of our annual minimum rent.

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835-30 Interest - Imputation of Interest. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015. We expect the adoption of the standard will result in the presentation of debt issuance costs, which are currently included in deferred financing costs in our consolidated and combined balance sheets, as a direct reduction from the carrying amount of the related debt instrument.

4.	ACQUISITIONS

During the quarter ended June 30, 2015 the company acquired two properties, a 0.8 acre outparcel adjacent to Bergen Town Center with 7,700 square-feet of retail space for $2.8 million on April 29, 2015 and a 0.4 acre outparcel adjacent to the existing Lawnside shopping center with 2,000 square-feet of retail space for $0.4 million on June 29, 2015. Both acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets based on their estimated fair values at date of acquisition. The preliminary measurements of fair value are subject to change. The Company expects to finalize the valuations and complete the purchase price allocation within one year from the dates of acquisition.

5.	RELATED PARTY TRANSACTIONS

For periods prior to the separation, certain corporate costs borne by Vornado for management and other services including, but not limited to, reporting, legal, tax, information technology and human resources have been allocated to the properties in the combined financial statements using a reasonable allocation methodology as described in Note 2. An allocation of $2.2 million and $4.4 million is included as a component of general and administrative expenses in the combined statements of income for the three and six months ended June 30, 2014, respectively.

Vornado provides transition services to the Company for up to two years from the date of separation pursuant to a transition services agreement between UE and Vornado including human resources, information technology, risk management and tax services. The fees charged to us by Vornado for these transition services approximate the actual cost incurred by Vornado in providing such services. As of June 30, 2015 there were no amounts due to Vornado related to such services. For the three and six months ended June 30, 2015, there were $0.5 million and $1.1 million, respectively, of costs paid to Vornado included in general and administrative expenses related to such services.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into a property management agreement under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 6.6% of the common shares of beneficial interest of Vornado. As of, and for the three and six months ended June 30, 2015, Vornado owned 32.4% of Alexander’s, Inc. During the three and six months ended June 30, 2015, we recognized management and development fee income of $0.7 million and $1.2 million, respectively, and $0.1 million and $0.3 million, for the same periods in 2014. As of June 30, 2015 and December 31, 2014, there were $0.6 million and $0.2 million of fees, respectively, due from Vornado included in Accounts receivable.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $33.4 million and $156.5 million as of June 30, 2015, respectively, and $34.8 million and $160.7 million as of December 31, 2014, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.1 million and $4.1 million for the three and six months ended June 30, 2015, respectively, and $2.0 million and $3.9 million for the same periods in 2014.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$7,348
2017	7,296
2018	7,079
2019	7,022
2020	7,012

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2015, respectively, and $0.4 million and $0.8 million for the same periods in 2014.  Estimated annual amortization of these identified intangible assets for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$1,297
2017	1,222
2018	1,115
2019	1,082
2020	1,081

Certain of the shopping centers were acquired subject to ground leases or ground and building leases.  Amortization of these acquired below-market leases resulted in additional rent expense of $0.2 million and $0.5 million in the three and six months ended June 30, 2015, respectively, and $0.2 million and $0.5 million for the same periods in 2014.  Estimated annual amortization of these below-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$972
2017	972
2018	972
2019	972
2020	972

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of June 30, 2015 and December 31, 2014.

		Interest Rate at	June 30,	December 31,
(Amounts in thousands)	Maturity	June 30, 2015	2015	2014
Cross collateralized mortgage on 40 properties:
Fixed Rate	9/10/2020	4.31%	$540,414	$547,231
Variable Rate(1)	9/10/2020	2.36%	60,000	60,000
Total cross collateralized			600,414	607,231
First mortgages secured by:
Mount Kisco (A&P)(4)	2/11/2015	5.32%	—	12,076
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	75,000	75,000
Staten Island (Forest Plaza)(3)	7/6/2018	1.47%	—	17,000
Englewood(5)	10/1/2018	6.22%	11,537	11,571
Montehiedra Town Center, Senior Loan(2)(6)	7/6/2021	5.33%	87,607	120,000
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	—
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Mount Kisco (Target)(7)	11/15/2034	6.40%	15,473	15,657
			$1,250,031	$1,288,535

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)	On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. Refer to “Troubled Debt Restructuring” disclosure below.

(3)	The loan secured by Staten Island (Forest Plaza) was repaid on March 10, 2015.

(4)	The loan secured by Mount Kisco (A&P) was repaid on February 11, 2015.

(5)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. As of June 30, 2015 we remain in discussions with the special servicer to restructure the terms of the loan including the possibility that the lender will take possession of the property.

(6)	The carrying value of the senior loan secured by Montehiedra is presented net of unamortized fees. Refer to “Troubled Debt Restructuring” disclosure below.

(7)
The mortgage payable balance on the loan secured by Mt. Kisco (Target) includes $1.2 million and $1.2 million of unamortized debt discount as of June 30, 2015 and December 31, 2014, respectively. The effective interest rate including amortization of the debt discount is 7.30%.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $867.6 million as of June 30, 2015.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2015, we are in compliance with all debt covenants.

As of June 30, 2015, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2016	$16,041
2017	16,845
2018	99,769
2019	17,381
2020	535,175
Thereafter	558,686

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement currently bear interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points which is expensed as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5. No amounts have been drawn to date under the Agreement.

Troubled Debt Restructuring

During the year ended December 31, 2013, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $8.0 million has been funded as of June 30, 2015. This $20.0 million intercompany loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated financial statements. We incurred $2.0 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under the Troubled Debt Restructuring Topic of the FASB ASC. During the three and six months ended June 30, 2015, amortization of the lender fees included within interest and debt expense totaled $0.1 million and $0.2 million, respectively, for a net $1.8 million unamortized lender fees as of June 30, 2015.

8.	INCOME TAXES

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

Our Puerto Rico properties are subject to a 29% non-resident withholding tax and a 0.5% Puerto Rico gross receipts tax. The Puerto Rico taxes were $0.5 million, $1.0 million, $0.3 million, and $1.1 million for the three and six months ended June 30, 2015 and 2014, respectively.

9.     FAIR VALUE MEASUREMENTS

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2015 and December 31, 2014.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated and combined balance sheets include cash equivalents and mortgages payable.  Cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2015 and December 31, 2014.

	As of June 30, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$193,355	$193,355	$2,600	$2,600
Liabilities:
Mortgages payable	$1,250,031	$1,291,250	$1,288,535	$1,327,000

10.     LEASES

As Lessor

We lease space to tenants under operating leases which expire from 2015 to 2072.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales.

Future base rental revenue under these non-cancelable operating leases excluding extension options is as follows:

(Amounts in thousands)
Year Ending December 31,
2016	$215,062
2017	207,523
2018	193,800
2019	174,598
2020	149,721
Thereafter	970,589

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales or reimbursements.  For the three and six months ended June 30, 2015, these additional rents were $0.1 million and $0.5 million, respectively, and $0.5 million and $0.9 million for the same periods in 2014.

As Lessee

We are a tenant under long-term ground leases or ground and building leases for certain of our properties.  Lease expirations range from 2017 to 2102. Future lease payments under these agreements, excluding extension options, are as follows:

(Amounts in thousands)
Year Ending December 31,
2016	$8,847
2017	8,515
2018	7,186
2019	6,863
2020	4,619
Thereafter	39,158

11.     COMMITMENTS AND CONTINGENCIES

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

Environmental Matters

Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we accrued expenses of $1.4 million during the six months ended June 30, 2015 for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided master leased tenant space.  These master leases terminate either upon the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of June 30, 2015, the aggregate amount of these master leases was approximately $9.9 million.

As of June 30, 2015, we have approximately $79.5 million of redevelopment projects at various stages of completion and anticipate that these projects will require an additional $57.3 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years.

12.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated and combined balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2015	December 31, 2014
Other assets	$2,336	$2,983
Prepaid expenses:
Real estate taxes	2,992	4,298
Insurance	1,171	2,121
Rent	709	692
Licenses/Fees	317	163
Total Prepaid expenses and other assets	$7,525	$10,257

13.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated and combined balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2015	December 31, 2014
Straight line ground rent expense	$5,858	$5,662
Deferred tenant revenue	4,652	878
Environmental remediation costs	1,379	—
Total Other liabilities	$11,889	$6,540

14.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Interest expense	$12,505	$12,748	$26,990	$25,488
Amortization of deferred financing costs	736	390	1,420	780
Total Interest and debt expense	$13,241	$13,138	$28,410	$26,268

15.     NONCONTROLLING INTEREST

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests include OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed. During the six months ended June 30, 2015, 433,040 LTIP units were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share

Plan”). The total of the OP units and LTIP units represent a 5.8% and 5.7% weighted-average interest in the Operating Partnership for the three and six months ended June 30, 2015. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for the Company’s common shares on a one-for-one basis, or, for cash, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for the Company’s common shares on a one-for-one basis, or, for cash, solely at our election.

During the second quarter of 2015, we identified a classification error of these redeemable noncontrolling interests. As the general partner of the Operating Partnership, the Company effectively controls the ability to issue common shares of UE upon a limited partner’s redemption and therefore these securities should have been classified in permanent equity as opposed to temporary equity. In our first quarter 2015 financial statements, both OP units and LTIP units were recorded at the redemption value with changes in value charged to additional paid-in capital in our consolidated balance sheet.

The adjustment to correct the classification of redeemable noncontrolling interests and related adjustments to carrying value was recorded in the quarter ended June 30, 2015. This resulted in a $110.7 million decrease of redeemable noncontrolling interests to adjust the balance to the carrying value as of June 30, 2015 of $33.0 million, an increase in additional paid-in capital of $110.7 million, and an increase to total equity of $143.7 million. The classification adjustment had no impact on net income, cash flow, earnings per share, or any other operating metric. We evaluated the reclassification based on qualitative and quantitative factors and concluded the impact was not material to the prior nor current quarterly period presented.

Noncontrolling Interests

The noncontrolling interests relate to portions of consolidated subsidiaries held by noncontrolling interest holders. We own a 95% interest in our property in Walnut Creek, CA (Mt. Diablo). The net income attributable to noncontrolling interest is presented separately in our consolidated and combined statements of income.

16.     SHARE-BASED COMPENSATION

On January 7, 2015 our board and initial shareholder approved the Urban Edge Properties 2015 Omnibus Share Plan, under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, LTIP units, operating partnership units and restricted shares were granted on February 17, 2015, March 12, 2015, and April 20, 2015. We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the three and six months ended June 30, 2015 1,819 and 4,084 shares, respectively, were issued under the DRIP.

All stock options granted have ten-year lives, containing vesting terms of three to five years. The following table presents stock option activity during the six months ended June 30, 2015:

	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Expected Term
(In years)
Outstanding at January 1, 2015	—	—	—
Granted	2,296,590	$23.89	6.67
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at June 30, 2015	2,296,590	$23.89	6.67
Exercisable at June 30, 2015	—	—	—

The following table presents information regarding restricted share activity during the six months ended June 30, 2015:

	Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2015	—	—
Granted	33,270	$22.84
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2015	33,270	$22.84
During the three and six months ended June 30, 2015, we granted 20,928 and 33,270 restricted shares, respectively, that are subject to forfeiture and vest over periods ranging from 1 to 5 years. No restricted shares vested during the six months ended June 30, 2015.

There were 433,040 LTIP units issued to executives during the six months ended June 30, 2015, 343,220 of which were immediately vested. The remaining 89,820 units vest over a weighted average period of 3.0 years.

Share-based compensation expense, which is included in general and administrative (“G&A”) expenses in our consolidated and combined statements of income, is summarized as follows:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
(Amounts in thousands)
Share-based compensation expense components included in G&A(2):
Restricted share expense	$54	$63
Stock option expense	545	786
LTIP expense	186	7,329
OPP expense(1)	43	91
Total Share-based compensation expense	$828	$8,269
(1) OPP Expense for the three and six months ended June 30, 2015 is the unrecognized compensation expense of awards issued under Vornado’s OPP for UE employees who were previously Vornado employees. The remaining OPP unrecognized compensation expense was transferred from Vornado to UE as of the separation date and is amortized on a straight-line basis over the remaining life of the OPP awards issued.
(2)We did not have any equity awards issued prior to the date of the separation.

As of June 30, 2015, we had a total of $10.8 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards issued by Vornado. This expense is expected to be recognized over a weighted-average period of 3.6 years.

17.     EARNINGS PER SHARE

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

The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the three and six months ended June 30, 2015, there were options outstanding for 2,296,590 shares that potentially could be exercised for common shares. In addition, there were 33,270 unvested restricted shares outstanding that potentially could become unrestricted common shares. These options, with exercise prices ranging from $23.52 to $24.46, have been excluded from the diluted EPS calculation, as their effect is anti-dilutive to the Company’s net income because the option prices were greater than the average market prices of our common shares during the periods presented below. The computation of diluted EPS for the three and six months ended June 30, 2015 included the 24,071 and 15,861 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.

The effect of the redemption of OP and LTIP units is not reflected in the computation of basic and diluted earnings per share, as they are redeemable for common shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated and combined financial statements. As such, the assumed redemption of these units would have no net impact on the determination of diluted earnings per share.

As described in Note 2, the common shares outstanding at the date of the separation are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income	$17,153	$18,024	$5,136	$35,940
Less: Net income attributable to participating securities	(1,026)	(6)	(571)	(11)
Net income available for common shareholders	$16,127	$18,018	$4,565	$35,929

Denominator:
Weighted average common shares outstanding - basic	99,250	99,248	99,249	99,248
Effect of dilutive securities:
Restricted stock	24	—	16	—
Weighted average common shares outstanding - diluted	99,274	99,248	99,265	99,248

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.16	$0.18	$0.05	$0.36
Earnings per common share - Diluted	$0.16	$0.18	$0.05	$0.36

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
As of June 30, 2015 our portfolio consisted of 79 shopping centers, three malls and a warehouse park totaling 14.8 million square feet, prior to the separation, the portfolio is referred to as “UE Businesses”.
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
Substantially concurrently with such distribution, the interests in certain properties held by VRLP, including interests in entities holding properties, were contributed or otherwise transferred to UELP in exchange for 5.4% of UELP’s outstanding units of interest in the Operating Partnership (“OP Units”).
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
For periods presented prior to the date of the separation, our historical combined financial results for UE Businesses reflect charges for certain corporate costs which we believe are reasonable.  These charges were based on either actual costs incurred by Vornado or a proportion of costs estimated to be applicable to the UE Businesses based on an analysis of key metrics including total revenues, real estate assets, leasable square feet and operating income.  Such costs do not necessarily reflect what the actual costs would have been if the Company were operating as a separate stand-alone public company.  These charges are discussed further in Note

5 — Related Party Transactions in our unaudited consolidated and combined financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

As part of the separation, Vornado capitalized UE with $225 million of cash. Vornado also paid $21.9 million of the transaction costs incurred in connection with the separation, which is reflected within Contributions from Vornado on the statement of changes in equity. Of the $21.9 million transaction costs, $17.4 million were contingent on the completion of the separation. The remaining $4.5 million of transaction costs were allocated to net loss attributable to Vornado in the statement of changes in equity.
Critical Accounting Policies and Estimates

Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the three and six months ended June 30, 2015, there were no material changes to these policies.

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
The following provides an overview of our key financial metrics based on our consolidated and combined results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) described later in this section):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income attributable to common shareholders	$16,162	$18,018	$4,699	$35,929
FFO attributable to common shareholders	31,260	31,603	32,775	63,000
Net operating income	50,858	47,702	100,757	96,258
Same-property NOI	45,471	43,651	91,020	88,013
Significant Development/Redevelopment Activity

We had approximately $79.5 million of development and redevelopment projects underway of which $57.3 million remained to be funded as of June 30, 2015.
The renovation of our East Hanover warehouses is substantially complete as of June 30, 2015. The conversion of Montehiedra Town Center (“Montehiedra”), a 542,000 square-foot mall in Puerto Rico, into an outlet-focused retail mall is on schedule for completion in late 2016. During the quarter, the redevelopment plans for Bruckner Boulevard were expanded to include renovation work on two existing buildings totaling 52,000 square feet.

We continue to focus on our redevelopment pipeline, which includes approximately $200 million of planned expansions and renovations that we expect to complete over the next several years.

Acquisition Activity

During the quarter ended June 30, 2015 we acquired two properties, a 0.8 acre outparcel adjacent to Bergen Town Center with 7,700 square-feet of retail space for $2.8 million on April 29, 2015 and a 0.4 acre outparcel adjacent to the existing Lawnside shopping center with 2,000 square-feet of retail space for $0.4 million on June 29, 2015.

Significant Debt and Equity Activity

Debt Activity

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement currently bear interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points which is expensed as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5. No amounts have been drawn to date under the Agreement.

During the year ended December 31, 2013, Montehiedra was experiencing financial difficulties which resulted in a substantial decline in net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan has been extended from July 2016 to July 2021 and the principal separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently, and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $8.0 million has been funded as of June 30, 2015. The $20.0 million intercompany loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated financial statements. We incurred $2.0 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under the Troubled Debt Restructuring Topic of the FASB ASC. During the three and six months ended June 30, 2015, amortization of the lender fees included in interest and debt expense, totaled $0.1 million and $0.2 million, respectively, for a total of $1.8 million unamortized lender fees as of June 30, 2015.
On March 30, 2015, we notified the lender that due to tenants vacating the Englewood shopping center, the property’s operating cash flow will be insufficient to pay the debt service. Accordingly, at our request, the mortgage loan secured by Englewood was transferred to the special servicer. As of June 30, 2015, we remain in discussions with the special servicer to restructure the terms of the loan including the possibility that the lender will take possession of the property.
During the six months ended June 30, 2015, we repaid two mortgage loans for a total of $29.1 million; the 1.47% variable rate $17.0 million loan secured by our Staten Island Forest Plaza property and the 5.32% $12.1 million loan secured by our Mount Kisco (A&P) property.
Equity Activity

Prior to the date of separation, our financial statements were carved-out from Vornado’s books and records; thus, pre-separation ownership was solely that of Vornado and noncontrolling interests based on their respective ownership interests in VRLP on the date of the separation. Upon becoming a separate company on January 15, 2015, the Company’s ownership is now classified under the typical shareholders’ equity classifications of common shares, additional paid-in capital and accumulated earnings (deficit). In connection with the separation, 99,247,806 shares and 5,717,184 units of UELP’s limited partnership interests were issued to shareholders of Vornado and unit holders of VRLP, respectively.

On January 7, 2015 our board and initial shareholder approved the Urban Edge Properties 2015 Omnibus Share Plan (the “Omnibus Share Plan”), under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, long-term incentive plan (“LTIP”) units, operating partnership units and restricted shares were granted on February 17, 2015, March 12, 2015, and April 20, 2015.

Comparison of the Three and Six Months Ended June 30, 2015 to 2014

Net income attributable to common shareholders for the three and six months ended June 30, 2015 was $16.2 million and $4.7 million, respectively, compared to net income of $18.0 million and $35.9 million for the three and six months ended June 30, 2014. The following table summarizes certain line items from our unaudited consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three and six months ended June 30, 2015 as compared to the same periods of 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Total revenue	$78,715	$76,820	$162,498	$159,452
Property operating	$10,985	$11,333	$27,508	$27,899
General and administrative expenses	$6,792	$4,560	$19,118	$9,669
Transaction costs	$427	$—	$22,286	$—
Interest and debt expense	$13,241	$13,138	$28,410	$26,268
Net income attributable to noncontrolling interests	$991	$6	$437	$11

Three months ended June 30, 2015 to 2014

Total Revenues

Total revenues were $78.7 million in the quarter ended June 30, 2015, compared to $76.8 million in the prior year, an increase of $1.9 million. The increase was primarily due to a $1.6 million increase in tenant expense reimbursements as a result of higher occupancy during the quarter ended June 30, 2015 as compared to the same period of 2014. We also recognized an additional $0.6 million in management and development fees due to more properties under management. These increases were partially offset by a $0.4 million decrease of percentage rent.

Property Operating Expenses

Property operating expenses were $11.0 million in the quarter ended June 30, 2015, compared to $11.3 million in the prior year, a decrease of $0.3 million as a result of costs associated with development projects capitalized during the quarter ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses were $6.8 million in the quarter ended June 30, 2015, compared to $4.6 million in the prior year, an increase of $2.2 million. This increase was primarily due to expenses associated with operating as a separate, publicly traded company including added headcount and a separate executive team.

Interest and Debt Expense

Interest and debt expense was $13.2 million in the quarter ended June 30, 2015, compared to $13.1 million in the prior year, an increase of $0.1 million.  This increase is primarily due to $1.5 million of interest expense related to financing obtained for Las Catalinas on July 16, 2014, as well as $0.4 million of fees and amortization of deferred financing costs associated with the revolving credit facility. This increase was offset by a $0.3 million decrease in interest as a result of the refinancing of the loan secured by Montehiedra as well as $0.5 million of interest on $29.0 million of loans repaid during the first quarter of 2015 and $28.0 million of loans repaid in 2014. This increase is further offset by $0.9 million of interest capitalized during the three months ended June 30, 2015 related to development projects.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests during the quarter ended June 30, 2014 consisted of Walnut Creek’s (Mt. Diablo) 5% noncontrolling interest in the property operations as well as net income of $1.0 million allocated to the OP and LTIP unit holders, representing a 5.8% weighted average interest in the Operating Partnership.

Six months ended June 30, 2015 to 2014

Total Revenues

Total revenues were $162.5 million in the six months ended June 30, 2015, compared to $159.5 million in the prior year, an increase of $3.0 million. This increase was primarily due to $1.1 million in tenant expense reimbursements as a result of higher occupancy during the six months ended June 30, 2015 as compared to the same period of 2014. In addition, we recognized $1.3 million of tenant settlement income during the six months ended June 30, 2015. We had a $1.0 million increase in management and development fees as a result of additional properties under management during the six months ended June 30, 2015. This increase was partially offset by $0.2 million in lease termination fees recognized in the six months ended June 30, 2014.

Property Operating Expenses

Property operating expenses were $27.5 million in the six months ended June 30, 2015, compared to $27.9 million in the prior year, a decrease of $0.4 million. This decrease was primarily a result of costs associated with development projects capitalized and a decrease in reimbursable expenses, partially offset by environmental remediation costs accrued during the six months ended June 30, 2015.

General and Administrative Expenses

General and administrative expenses were $19.1 million in the six months ended June 30, 2015, compared to $9.7 million in the prior year, an increase of $9.4 million. This increase was primarily due to share-based compensation expenses, specifically the one-time issuance of LTIP Units to certain executives in connection with our separation which resulted in a higher expense of $7.1 million in the six months ended June 30, 2015. The remaining increase relates to expenses associated with operating as a separate, publicly traded company including added headcount and a separate executive team.

Transaction Costs

Transaction costs include $21.9 million incurred in the six months ended June 30, 2015 in connection with the separation transaction, including $18.6 million of professional fees and $3.3 million of transfer taxes.

Interest and Debt Expense

Interest and debt expense was $28.4 million in the six months ended June 30, 2015, compared to $26.3 million in the prior year, an increase of $2.1 million.  This increase is primarily due to $2.9 million of interest expense related to financing obtained for Las Catalinas on July 16, 2014, a $0.4 million increase as a result of the financing of the loan secured by Montehiedra, as well as $0.8 million of fees and amortization of deferred financing costs associated with the revolving credit facility. This increase was offset by $1.0 million of interest on $29.0 million of loans repaid during the first quarter of 2015 and $28.0 million of loans repaid in 2014. This increase is further offset by $0.9 million of interest capitalized during the six months ended June 30, 2015 related to development.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests during the six months ended June 30, 2014 consisted of Walnut Creek’s (Mt. Diablo) 5% noncontrolling interest in the property operations as well as net income of $0.4 million allocated to the OP and LTIP unit holders, representing a 5.7% weighted average interest in the Operating Partnership.

Non-GAAP Financial Measures

Same-Property NOI and Occupancy Information

We have provided in this section certain information on a “same-property” basis. Information provided on a same-property basis includes the results of operations that we consolidate (or combine), owned and operated for the entirety of both periods being compared except for non-retail properties, properties that are in the foreclosure process where we do not intend to own the asset, and properties for which significant development, redevelopment or expansion occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation pursuant to a formal plan and is expected to have a significant impact on property operating income. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally the first full year in which the property is 90% leased.

In this section we present NOI, which is a non-GAAP financial measure. The most directly comparable GAAP financial measure to NOI is income before income taxes. NOI excludes certain components from net income attributable to common shareholders in order to provide results that are more closely related to a property’s results of operations. We calculate NOI by adjusting GAAP operating income to add back depreciation and amortization expense, general and administrative expenses, real estate impairment losses and non-cash ground rent expense, and deduct non-cash rental income resulting from the straight-lining of rents and amortization of acquired below market leases net of above market leases. Same-property NOI is calculated as NOI for properties that were owned and operated for the entirety of the reporting periods being compared, and excludes properties that were in the foreclosure process or were under development/redevelopment and properties acquired or sold during the periods being compared. The following properties were excluded from same-property NOI for all periods presented: Bruckner Boulevard (“Bruckner”), Montehiedra, Shoppes on Dean (“Englewood”) and East Hanover warehouses. Montehiedra, East Hanover warehouses and Bruckner were excluded from same-property NOI because their planned redevelopment projects are underway and Englewood is excluded from same-property NOI because it has been transferred to the special servicer. There were two parcels acquired during the periods being compared which are treated as additions to their adjacent properties which we own.

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

NOI and same-property NOI are non-GAAP financial measures that aid in the assessment of the performance of our properties and portfolio as it relates to the total return on assets. The most directly comparable GAAP financial measure to NOI is income before income taxes. Same-property NOI for the three and six months ended June 30, 2015 was $45.5 million and $91.0 million, respectively, compared to $43.7 million and $88.0 million for the three and six months ended June 30, 2014, an increase of $1.8 million, or 4.2% and $3.0 million, or 3.4%, respectively.

The following table reconciles income before income taxes to NOI and same-property NOI for the three and six months ended June 30, 2015 and 2014.

	(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Income before income taxes	$17,617	$18,343	$6,141	$36,990
Interest income	(51)	(8)	(62)	(17)
Interest and debt expense	13,241	13,138	28,410	26,268
Operating income	30,807	31,473	34,489	63,241
Depreciation and amortization	14,233	13,698	27,965	27,296
General and administrative expense	6,792	4,560	19,118	9,669
Transaction costs	427	—	22,286	—
Subtotal	52,259	49,731	103,858	100,206
Less: non-cash rental income	(1,749)	(2,397)	(3,798)	(4,682)
Add: non-cash ground rent expense	348	368	697	734
NOI	50,858	47,702	100,757	96,258
Adjustments:
NOI related to properties being redeveloped	(4,431)	(3,951)	(8,205)	(7,603)
Tenant settlement and lease termination income	—	—	(1,260)	(216)
Environmental remediation costs	—	—	1,379	—
Management and development fee income from non-owned properties	(693)	(134)	(1,228)	(265)
Other	(263)	34	(423)	(161)
Subtotal adjustments	(5,387)	(4,051)	(9,737)	(8,245)
Same-property NOI	$45,471	$43,651	$91,020	$88,013

Funds From Operations

FFO for the three and six months ended June 30, 2015 was $31.3 million and $32.8 million, respectively, compared to $31.6 million and $63.0 million, for the three and six months ended June 30, 2014, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income attributable to common shareholders	$16,162	$18,018	$4,699	$35,929
Adjustments:
Rental property depreciation and amortization	14,112	13,585	27,650	27,071
Limited partnership interests in operating partnership(1)	$986	$—	$426	$—
Funds from operations	$31,260	$31,603	$32,775	$63,000
Funds from operations per diluted common share	$0.30	$0.30	$0.31	$0.60
Weighted average diluted shares(2)	105,416	105,416	105,304	105,304
(1) Represents earnings allocated to LTIP and OP unit holders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented. FFO calculations include earnings allocated to LTIP and OP unit holders and the respective weighted average share totals include the shares that may be issued upon redemption of units as their inclusion is dilutive.
(2) Weighted average diluted shares used to calculate FFO per share for the six months ended June 30, 2015 is higher than the GAAP diluted weighted average shares as a result of the dilutive impact on FFO per share of the 6.0 million OP and LTIP units which are redeemable for our common shares. These redeemable units are not included in the diluted weighted average share count for the periods presented for GAAP purposes because their inclusion is anti-dilutive.

FFO for the three and six months ended June 30, 2015 and 2014 include certain items that affect comparability, which are included in the table below. The aggregate of these items increased FFO by $0.4 million and $30.6 million, or $0.00 and $0.29 per diluted share for the three and six months ended June 30, 2015, respectively. There were no items during the three and six months ended June 30, 2014 that affected comparability.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2015	2014	2015	2014
Items that affect comparability:
Transaction costs	$427	$—	$22,286	$—
One-time equity awards related to the spin-off	—	—	7,143	—
Environmental remediation costs	—	—	1,379	—
Tenant settlement income	—	—	(1,260)	—
Debt restructuring expenses	—	—	1,034	—
Items that affect comparability	$427	$—	$30,582	$—

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

Dividends

Our Board of Trustees declared a quarterly dividend of $0.20 per common share for each of the first two quarters of 2015 (an indicated annual rate of $0.80). We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of dividends to shareholders falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of June 30, 2015.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	June 30, 2015	June 30, 2015
Cross collateralized mortgage on 40 properties:
Fixed Rate	9/10/2020	4.31%	$540,414
Variable Rate(1)	9/10/2020	2.36%	60,000
Total cross collateralized			600,414
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	75,000
Englewood(3)	10/1/2018	6.22%	11,537
Montehiedra Town Center, Senior Loan(2)(4)	7/6/2021	5.33%	87,607
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
Bergen Town Center	4/8/2023	3.56%	300,000
Las Catalinas	8/6/2024	4.43%	130,000
Mount Kisco (Target)	11/15/2034	6.40%	15,473
			$1,250,031

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)
On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. Refer to Note 7- Mortgages Payable of our unaudited consolidated and combined financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. As of June 30, 2015 we remain in discussions with the special servicer to restructure the terms of the loan including the possibility that the lender will take possession of the property.

(4)
The carrying value of the senior loan secured by Montehiedra is presented net of unamortized fees. Refer to Note 7- Mortgages Payable of our unaudited consolidated and combined financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $867.6 million as of June 30, 2015.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

On January 15, 2015, we entered into a $500 million unsecured Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement currently bear interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5. No amounts have been drawn to date under the Agreement.

Capital Expenditures

The following table summarizes anticipated 2015 capital expenditures and leasing commissions.

(Amounts in thousands)
Maintenance Capital Expenditures	$18,000
Tenant Improvements	3,000
Leasing commissions	2,000
Total capital expenditures and leasing commissions	$23,000

As of June 30, 2015, we have commenced planned redevelopment projects and anticipate that these projects will require approximately $57.3 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years. We expect to finance such projects from a variety of sources which may include cash on hand, borrowings under our line of credit and/or using secured debt, or issuing equity.

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

Environmental Matters

Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we accrued expenses of $1.4 million during the six months ended June 30, 2015 for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Summary of Cash Flows

Our cash flow activities are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2015	2014	Increase (Decrease)
Net cash provided by operating activities	$62,472	$51,479	$10,993
Net cash (used in) investing activities	$(19,208)	$(6,056)	$(13,152)
Net cash provided by (used in) financing activities	$147,491	$(46,587)	$194,078

Net cash provided by operating activities:

Net cash provided by operating activities of $62.5 million was comprised primarily of (i) $57.6 million increase in cash from operating income and (ii) $4.9 million net increase in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.

Net cash used in investing activities:

Net cash used in investing activities of $19.2 million was comprised primarily of (i) $15.3 million of real estate additions, (ii) $3.1 million of real estate acquisitions and (iii) $0.8 million increase in restricted cash related to an increase in escrow deposits.

Net cash provided by financing activities:

Net cash provided by financing activities of $147.5 million was comprised primarily of (i) $231.5 million of Vornado’s contributions, net in connection with the spin-off partially offset by, (ii) $38.7 million for debt repayments, (iii) $39.6 million of dividends paid to common shareholders, and (iv) $3.2 million of debt issuance costs primarily related to our revolving credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2015.

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

	2015			2014
(Amounts in thousands)	June 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

Variable Rate	$60,000	2.36%	$600	$77,000	2.16%
Fixed Rate	1,190,031	4.24%	—	1,211,535	4.37%
	$1,250,031		$600	$1,288,535

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2015, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated and combined debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2015, the estimated fair value of our consolidated debt was $1.3 billion.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three and six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Except as noted in Note 11 - Commitments and Contingencies, there are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

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

URBAN EDGE PROPERTIES
(Registrant)

Date: August 12, 2015	By:	/s/ Mark Langer
Mark Langer, Chief Financial Officer