Form 10-Q
period 2015-09-30
Urban Edge Properties
filed 2015-11-04
CIK 1611547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 30, 2015, the registrant had 99,291,161 common shares outstanding.

URBAN EDGE PROPERTIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2015

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Unaudited, amounts in thousands, except share and per share amounts)

	September 30,	December 31,
	2015	2014
ASSETS
Real estate, at cost:
Land	$374,543	$378,096
Buildings and improvements	1,616,769	1,632,228
Construction in progress	53,209	8,545
Furniture, fixtures and equipment	3,879	3,935
Total	2,048,400	2,022,804
Accumulated depreciation and amortization	(500,654)	(467,503)
Real estate, net	1,547,746	1,555,301
Cash and cash equivalents	197,338	2,600
Cash held in escrow and restricted cash	9,832	9,967
Tenant and other receivables, net of allowance for doubtful accounts of $2,106 and $2,432, respectively	9,741	11,424
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $149 and $0, respectively	88,888	89,199
Identified intangible assets, net of accumulated amortization of $21,660 and $20,672, respectively	32,793	34,775
Deferred leasing costs, net of accumulated amortization of $13,057 and $12,121, respectively	17,674	17,653
Deferred financing costs, net of accumulated amortization of $7,394 and $6,813, respectively	11,702	10,353
Prepaid expenses and other assets	12,007	10,257
Total assets	$1,927,721	$1,741,529

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable	$1,246,155	$1,288,535
Identified intangible liabilities, net of accumulated amortization of $63,373 and $62,395, respectively	154,507	160,667
Accounts payable and accrued expenses	38,008	26,924
Other liabilities	10,134	6,540
Total liabilities	1,448,804	1,482,666
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 99,291,161 shares issued and outstanding	993	—
Additional paid-in capital	478,314	—
Accumulated earnings (deficit)	(33,852)	—
Noncontrolling interests:
Redeemable noncontrolling interests	33,104	—
Noncontrolling interest in consolidated subsidiaries	358	341
Vornado equity	—	258,522
Total equity	478,917	258,863
Total liabilities and equity	$1,927,721	$1,741,529
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
REVENUE
Property rentals	$58,111	$58,125	$173,077	$173,175
Tenant expense reimbursements	19,188	18,052	63,942	61,751
Management and development fees	551	133	1,779	398
Other income	1,975	106	3,525	544
Total revenue	79,825	76,416	242,323	235,868
EXPENSES
Depreciation and amortization	13,603	13,148	41,568	40,444
Real estate taxes	12,227	11,820	37,568	37,230
Property operating	10,494	11,074	38,002	38,973
General and administrative	6,385	4,606	25,503	14,275
Ground rent	2,527	2,593	7,606	7,803
Transaction costs	151	4,683	22,437	4,683
Provision for doubtful accounts	427	27	1,139	754
Total expenses	45,814	47,951	173,823	144,162
Operating income	34,011	28,465	68,500	91,706
Interest income	39	9	101	26
Interest and debt expense	(13,611)	(14,303)	(42,021)	(40,571)
Income before income taxes	20,439	14,171	26,580	51,161
Income tax expense	(394)	(525)	(1,399)	(1,575)
Net income	20,045	13,646	25,181	49,586
Less net income attributable to noncontrolling interests in:
Operating partnership	(1,179)	—	(1,605)	—
Consolidated subsidiaries	(6)	(5)	(17)	(16)
Net income attributable to common shareholders	$18,860	$13,641	$23,559	$49,570

Earnings per common share - Basic:	$0.19	$0.14	$0.24	$0.50
Earnings per common share - Diluted:	$0.19	$0.14	$0.24	$0.50
Weighted average shares outstanding - Basic	99,252	99,248	99,250	99,248
Weighted average shares outstanding - Diluted	99,286	99,248	99,272	99,248

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(Unaudited, in thousands, except share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital(2)	Vornado Equity	Accumulated Earnings (Deficit)	Redeemable NCI	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2015	—	—	—	$258,522	—	—	$341	$258,863
Net income (loss) attributable to common shareholders(1)	—	—	—	(2,022)	25,581	—	—	23,559
Net income attributable to noncontrolling interests	—	—	—	—	—	1,605	17	1,622
Limited interests issued to Vornado at separation	—	—	—	(27,651)	—	27,651	—	—
Contributions from Vornado	—	—	—	248,799	—	—	—	248,799
Issuance of shares in connection with separation	99,247,806	993	476,655	(477,648)	—	—	—	—
Common shares issued:
Under Omnibus share plan	35,460	—	—	—	—	—	—	—
Under dividend reinvestment plan	7,895	—	174	—	(174)	—	—	—
Dividends on common shares ($0.60 per share)	—	—	—	—	(59,392)	—	—	(59,392)
Share-based compensation expense	—	—	1,485	—	133	7,530	—	9,148
Distributions to redeemable NCI ($0.60 per unit)	—	—	—	—	—	(3,682)	—	(3,682)
Balance, September 30, 2015	99,291,161	$993	$478,314	$—	$(33,852)	$33,104	$358	$478,917
 (1) Net loss earned from January 1, 2015 through January 15, 2015 is attributable to Vornado as it was the sole shareholder prior to January 15, 2015. Refer to Note 1 - Organization.

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$25,181	$49,586
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,568	40,444
Amortization of deferred financing costs	2,079	1,216
Amortization of below market leases, net	(6,070)	(5,823)
Straight-lining of rental income	(68)	(1,502)
Share-based compensation expense	9,148	2,986
Non-cash separation costs paid by Vornado	17,403	—
Provision for doubtful accounts	1,139	754
Other non-cash adjustments	1,077	1,370
Change in operating assets and liabilities:
Tenant and other receivables	922	(5,255)
Prepaid and other assets	(3,373)	(6,596)
Accounts payable and accrued expenses	7,538	1,668
Other liabilities	3,308	896
Net cash provided by operating activities	99,852	79,744
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(24,643)	(18,980)
Acquisition of real estate	(3,125)	(6,077)
Decrease in cash held in escrow and restricted cash	135	1,361
Net cash used in investing activities	(27,633)	(23,696)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(42,671)	(38,881)
Contributions from (distributions to) Vornado	231,462	(19,134)
Dividends paid to shareholders	(59,392)	—
Distributions to redeemable noncontrolling interests	(3,682)	—
Debt issuance costs	(3,198)	(2,290)
Proceeds from borrowings	—	130,000
Net cash provided by financing activities	122,519	69,695
Net increase in cash and cash equivalents	194,738	125,743
Cash and cash equivalents at beginning of period	2,600	5,223
Cash and cash equivalents at end of period	$197,338	$130,966
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $1,340 and $0, respectively)	$39,912	$38,999
Cash payments for income taxes	$1,907	$1,339
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	$4,853	$358
Write off of fully depreciated assets	$4,495	$2,136
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
As of September 30, 2015 our portfolio consisted of 79 shopping centers, three malls and a warehouse park totaling 14.8 million square feet. Prior to the separation, the portfolio is referred to as “UE Businesses”.
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
We will elect to be treated as a real estate investment trust (“REIT”) in connection with the filing of our federal income tax return for the period ending December 31, 2015, subject to our ability to meet the requirements to be treated as a REIT at the time of election, and we intend to maintain this status in future periods.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying consolidated and combined financial statements have been prepared in accordance with the instructions to Form 10-Q and include all of the information and disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for interim reporting. The consolidated balance sheet as of September 30, 2015 reflects the consolidation of properties that are wholly-owned and properties in which we own less than 100% interest in which we have a controlling interest. The consolidated and combined statements of income for the three and nine months ended September 30, 2015 include the consolidated accounts of the Company and the combined accounts of UE Businesses. Accordingly, the results presented for the three and nine months ended September 30, 2015 reflect the aggregate operations, changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial statements for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the UE Businesses. All intercompany transactions have been eliminated in consolidation and combination. Additionally, the financial statements reflect the common shares as of the date of the separation as outstanding for all periods prior to the separation.

In the opinion of management, the consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. The consolidated and combined financial statements should be read in conjunction with our

Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC’) on March 23, 2015. Certain information and note disclosures in the consolidated and combined financial statements required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations.

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
For the nine months ended September 30, 2014, $5.0 million has been reclassified from general and administrative expenses to property operating expenses to conform to current period presentation.

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

Our properties, including any related intangible assets, are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated and combined financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. Based on our impairment analysis performed for the three and nine months ended September 30, 2015 and 2014, we have determined there are no impairment losses.

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

Deferred Leasing Costs — Deferred leasing costs include direct salaries, third-party fees and other costs incurred by us to originate a lease. Such costs are capitalized and amortized on a straight-line basis over the term of the related leases.

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

•
Expense Reimbursements - revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses, real estate taxes and capital improvements of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

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

Redeemable Noncontrolling Interests — Redeemable noncontrolling interests include OP units and limited partnership interests in the Operating Partnership in the form of long-term incentive plan (“LTIP”) unit awards held by third parties.

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

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the nine months ended September 30, 2015. As of September 30, 2015, The Home Depot was our largest tenant with 7 stores which comprised an aggregate of 865,353 square-feet and accounted for approximately $10.7 million, or 6.5% of minimum rental income for the nine months ended September 30, 2015.

Recently Issued Accounting Literature

In May 2014, the FASB issued an update (“2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an update (“2015-14”) Revenue from Contracts with Customers to ASC Topic 606), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2015-14 is effective beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this standard will have on our consolidated and combined financial statements.

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

In August 2015, the FASB issued an update (“ASU 2015-15”) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements. ASU 2015-15 is derived from SEC paragraphs pursuant to the SEC staff announcement at the June 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The SEC paragraphs state that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that line-of-credit arrangement. ASU 2015-15 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-15 will not have an impact on our consolidated and combined financial statements.

4.	ACQUISITIONS

During the nine months ended September 30, 2015 the company acquired two properties with existing leases, a 0.8 acre outparcel adjacent to Bergen Town Center with 7,700 square-feet of retail space for $2.8 million on April 29, 2015 and a 0.4 acre outparcel adjacent to the existing Lawnside shopping center with 2,000 square-feet of retail space for $0.4 million on June 29, 2015. Both acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets based on their estimated fair values at date of acquisition. The preliminary measurements of fair value are subject to change. The Company expects to finalize the valuations and complete the purchase price allocation within one year from the dates of acquisition.

5.	RELATED PARTY TRANSACTIONS

For periods prior to the separation, certain corporate costs borne by Vornado for management and other services including, but not limited to, reporting, legal, tax, information technology and human resources have been allocated to the properties in the combined financial statements using a reasonable allocation methodology as described in Note 2. An allocation of $2.2 million and $6.6 million is included as a component of general and administrative expenses in the combined statements of income for the three and nine months ended September 30, 2014, respectively.

Vornado has agreed to provide transition services to the Company for up to two years from the date of separation pursuant to a transition services agreement between the Company and Vornado including human resources, information technology, risk management and tax services. The fees charged to us by Vornado for these transition services approximate the actual cost incurred by Vornado in providing such services. As of September 30, 2015 there were no amounts due to Vornado related to such services. For the three and nine months ended September 30, 2015, there were $0.4 million and $1.5 million, respectively, of costs paid to Vornado included in general and administrative expenses related to such services.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into a property management agreement under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 6.6% of the common shares of beneficial interest of Vornado. As of, and for the three and nine months ended September 30, 2015, Vornado owned 32.4% of Alexander’s, Inc. During the three and nine months ended September 30, 2015, we recognized management and development fee income of $0.6 million and $1.8 million, respectively, and $0.1 million and $0.4 million, for the same periods in 2014. As of September 30, 2015 and December 31, 2014, there were $0.4 million and $0.2 million of fees, respectively, due from Vornado included in Accounts receivable.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $32.8 million and $154.5 million as of September 30, 2015, respectively, and $34.8 million and $160.7 million as of December 31, 2014, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.0 million and $6.1 million for the three and nine months ended September 30, 2015, respectively, and $1.9 million and $5.8 million for the same periods in 2014.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$7,348
2017	7,296
2018	7,079
2019	7,022
2020	7,012

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $0.4 million and $1.2 million for the three and nine months ended September 30, 2015, respectively, and $0.4 million and $1.2 million for the same periods in 2014.  Estimated annual amortization of these identified intangible assets for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$1,297
2017	1,222
2018	1,115
2019	1,082
2020	1,081

Certain of the shopping centers were acquired subject to ground leases or ground and building leases.  Amortization of these acquired below-market leases resulted in additional rent expense of $0.2 million and $0.7 million in the three and nine months ended September 30, 2015, respectively, and $0.2 million and $0.7 million for the same periods in 2014.  Estimated annual amortization of these below-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$972
2017	972
2018	972
2019	972
2020	972

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of September 30, 2015 and December 31, 2014.

		Interest Rate at	September 30,	December 31,
(Amounts in thousands)	Maturity	September 30, 2015	2015	2014
Cross collateralized mortgage on 40 properties:
Fixed Rate	9/10/2020	4.32%	$536,953	$547,231
Variable Rate(1)	9/10/2020	2.36%	60,000	60,000
Total cross collateralized			596,953	607,231
First mortgages secured by:
Mount Kisco (A&P)(4)	2/11/2015	5.32%	—	12,076
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	75,000	75,000
Staten Island (Forest Plaza)(3)	7/6/2018	1.47%	—	17,000
Englewood(5)	10/1/2018	6.22%	11,537	11,571
Montehiedra Town Center, Senior Loan(2)(6)	7/6/2021	5.33%	87,285	120,000
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	—
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Mount Kisco (Target)(7)	11/15/2034	6.40%	15,380	15,657
			$1,246,155	$1,288,535

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)	On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. Refer to “Troubled Debt Restructuring” disclosure below.

(3)	The loan secured by Staten Island (Forest Plaza) was repaid on March 10, 2015.

(4)	The loan secured by Mount Kisco (A&P) was repaid on February 11, 2015.

(5)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. As of September 30, 2015 we remain in discussions with the special servicer to restructure the terms of the loan including the possibility that the lender will take possession of the property.

(6)	The carrying value of the senior loan secured by Montehiedra is presented net of unamortized fees. Refer to “Troubled Debt Restructuring” disclosure below.

(7)
The mortgage payable balance on the loan secured by Mt. Kisco (Target) includes $1.2 million of unamortized debt discount as of September 30, 2015 and December 31, 2014. The effective interest rate including amortization of the debt discount is 7.30%.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $866.0 million as of September 30, 2015.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2015, we were in compliance with all debt covenants.

As of September 30, 2015, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2016	$16,041
2017	16,845
2018	99,769
2019	17,381
2020	535,175
Thereafter	558,364

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

Troubled Debt Restructuring

During the year ended December 31, 2013, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $8.0 million has been funded as of September 30, 2015. This $20.0 million intercompany loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated financial statements. We incurred $2.0 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under the Troubled Debt Restructuring Topic of the FASB ASC. During the three and nine months ended September 30, 2015, amortization of the lender fees included within interest and debt expense totaled $0.1 million and $0.2 million, respectively, for a net $1.8 million unamortized lender fees as of September 30, 2015.

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

Our Puerto Rico properties are subject to a 29% non-resident withholding tax and a 0.5% Puerto Rico gross receipts tax. The Puerto Rico tax expense recorded was $0.4 million, $1.4 million, $0.5 million, and $1.6 million for the three and nine months ended September 30, 2015 and 2014, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2015 and December 31, 2014.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated and combined balance sheets include cash and cash equivalents and mortgages payable.  Cash and cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2015 and December 31, 2014.

	As of September 30, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$197,338	$197,338	$2,600	$2,600
Liabilities:
Mortgages payable	$1,246,155	$1,289,302	$1,288,535	$1,327,000

10.     LEASES

As Lessor

We lease space to tenants under operating leases which expire from 2015 to 2072.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales.

Future base rental revenue under these non-cancelable operating leases excluding extension options is as follows:

(Amounts in thousands)
Year Ending December 31,
2016	$218,786
2017	212,193
2018	198,455
2019	179,444
2020	154,596
Thereafter	1,001,998

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales or reimbursements.  For the three and nine months ended September 30, 2015, these additional rents were $0.1 million and $0.6 million, respectively, and $0.2 million and $1.1 million for the same periods in 2014.

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

Environmental Matters

Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we accrued expenses of $1.4 million during the nine months ended September 30, 2015 for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Other

There are various legal actions against us in the ordinary course of business.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided master leased tenant space.  These master leases terminate either upon the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of September 30, 2015, the aggregate amount of these master leases was approximately $9.6 million.

As of September 30, 2015, we have approximately $105.7 million of redevelopment projects at various stages of completion and anticipate that these projects will require an additional $80.1 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years.

12.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated and combined balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2015	December 31, 2014
Other assets	$2,368	$2,983
Prepaid expenses:
Real estate taxes	5,274	4,298
Insurance	3,340	2,121
Rent	708	692
Licenses/Fees	317	163
Total Prepaid expenses and other assets	$12,007	$10,257

13.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated and combined balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2015	December 31, 2014
Straight line ground rent expense	$5,948	$5,662
Deferred tenant revenue	2,807	878
Environmental remediation costs	1,379	—
Total Other liabilities	$10,134	$6,540

14.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Interest expense	$12,952	$13,867	$39,942	$39,355
Amortization of deferred financing costs	659	436	2,079	1,216
Total Interest and debt expense	$13,611	$14,303	$42,021	$40,571

15.     NONCONTROLLING INTEREST

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests include OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed. During the nine months ended September 30, 2015, 433,040 LTIP units were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”). The total of the OP units and LTIP units represent a 5.8% weighted-average interest in the Operating Partnership for the three and nine months ended September 30, 2015. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for the Company’s common shares on a one-for-one basis, or, for cash, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for the Company’s common shares on a one-for-one basis, or, for cash, solely at our election.

Noncontrolling Interests

The noncontrolling interests relate to portions of consolidated subsidiaries held by noncontrolling interest holders. We own a 95% interest in our property in Walnut Creek, CA (Mt. Diablo). The net income attributable to noncontrolling interest is presented separately in our consolidated and combined statements of income.

16.     SHARE-BASED COMPENSATION

On January 7, 2015 our board and initial shareholder approved the Urban Edge Properties 2015 Omnibus Share Plan, under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, LTIP units, operating partnership units and restricted shares were granted on February 17, 2015, March 12, 2015, April 20, 2015, May 11, 2015, and August 17, 2015. We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the three and nine months ended September 30, 2015 3,811 and 7,895 shares, respectively, were issued under the DRIP.
All stock options granted have ten-year lives, containing vesting terms of three to five years. The following table presents stock option activity during the nine months ended September 30, 2015:

	Shares Under Option	Weighted Average Exercise Price per Share	Weighted Average Remaining Expected Term
(In years)
Outstanding at January 1, 2015	—	—	—
Granted	2,302,762	$23.89	6.41
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at September 30, 2015	2,302,762	$23.89	6.41
Exercisable at September 30, 2015	—	—	—

The following table presents information regarding restricted share activity during the nine months ended September 30, 2015:

	Unvested Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2015	—	—
Granted	35,460	$22.84
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2015	35,460	$22.84
During the three and nine months ended September 30, 2015, we granted 2,190 and 35,460 restricted shares, respectively, that are subject to forfeiture and vest over periods ranging from one to five years. No restricted shares vested during the nine months ended September 30, 2015.

There were 433,040 LTIP units issued to executives during the nine months ended September 30, 2015, 343,232 of which were immediately vested. The remaining 89,808 units vest over a weighted average period of 2.7 years.

Share-based compensation expense, which is included in general and administrative (“G&A”) expenses in our consolidated and combined statements of income, is summarized as follows:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
(Amounts in thousands)
Share-based compensation expense components included in G&A(2):
Restricted share expense	$82	$145
Stock option expense	552	1,338
LTIP expense	202	7,531
OPP expense(1)	43	134
Total Share-based compensation expense	$879	$9,148
(1) OPP Expense for the three and nine months ended September 30, 2015 is the unrecognized compensation expense of awards issued under Vornado’s OPP for UE employees who were previously Vornado employees. The remaining OPP unrecognized compensation expense was transferred from Vornado to UE as of the separation date and is amortized on a straight-line basis over the remaining life of the OPP awards issued.
(2)We did not have any equity awards issued prior to the date of the separation.

As of September 30, 2015, we had a total of $10.0 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards issued by Vornado. This expense is expected to be recognized over a weighted-average period of 3.3 years.

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

The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the three and nine months ended September 30, 2015, there were options outstanding for 2,302,762 shares that potentially could be exercised for common shares. These options, with exercise prices ranging from $22.83 to $24.46, have been excluded from the diluted EPS calculation, as their effect is anti-dilutive to the Company’s net income because the option prices were greater than the average market prices of our common shares during the periods presented below. In addition, there were 35,460 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the three and nine months ended September 30, 2015 included the 34,341 and 22,426 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.

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

As described in Note 2, the common shares outstanding at the date of the separation are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share data)	2015	2014	2015	2014
Numerator:
Net income	$20,045	$13,646	$25,181	$49,586
Less: Net income attributable to participating securities	(1,182)	(5)	(1,638)	(16)
Net income available for common shareholders	$18,863	$13,641	$23,543	$49,570

Denominator:
Weighted average common shares outstanding - basic	99,252	99,248	99,250	99,248
Effect of dilutive securities:
Restricted stock	34	—	22	—
Weighted average common shares outstanding - diluted	99,286	99,248	99,272	99,248

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.19	$0.14	$0.24	$0.50
Earnings per common share - Diluted	$0.19	$0.14	$0.24	$0.50

18.     SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our September 30, 2015 unaudited consolidated and combined balance sheet date for potential recognition or disclosure in our consolidated and combined financial statements.

On July 19, 2015, A&P Supermarkets (“A&P”), one of our tenants at two of our shopping centers in Mt. Kisco, NY and North Bergen, NJ, sought bankruptcy protection from its creditors, including the Company. A&P has announced plans to close all stores no later than November 25, 2015. On October 16, 2015 a bankruptcy court judge approved the sale of the Mt. Kisco A&P to Stop & Shop. The sale of the North Bergen Food Basics (owned by A&P) remains in process. As part of the bankruptcy sale process, the new owners will be responsible for all of the lease obligations previously pertaining to A&P. The termination of A&P’s leases did not have a material impact on our financial position, cash flows or results of operations.

On November 3, 2015, the Board of Trustees declared a quarterly dividend of $0.20 per common share, payable on December 31, 2015 to stockholders of record on December 15, 2015.

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
As of September 30, 2015 our portfolio consisted of 79 shopping centers, three malls and a warehouse park totaling 14.8 million square feet. Prior to the separation, the portfolio is referred to as “UE Businesses”.
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
We will elect to be treated as a real estate investment trust (“REIT”) in connection with the filing of our federal income tax return as of December 31, 2015, subject to our ability to meet the requirements to be treated as a REIT at the time of election, and we intend to maintain this status in future periods.
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
Critical Accounting Policies and Estimates

Our 2014 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the three and nine months ended September 30, 2015, there were no material changes to these policies.

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
Our primary cash expenses consist of our property operating and capital expenses, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance, and utilities; general and administrative expenses include payroll, office expenses, professional fees, acquisition costs, and other administrative expenses; and interest expense is primarily on our mortgage debt and amortization of deferred financing costs on our revolving credit facility. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest, and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
The following provides an overview of our key financial metrics based on our consolidated and combined results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income attributable to common shareholders	$18,860	$13,641	$23,559	$49,570
FFO attributable to common shareholders	33,491	26,677	66,266	89,677
Net operating income	52,525	48,701	153,282	144,959
Same-property NOI	45,880	44,083	136,900	132,096
Significant Development/Redevelopment Activity

We had approximately $105.7 million of development and redevelopment projects underway of which $80.1 million remained to be funded as of September 30, 2015. Active development and redevelopment projects increased $26.2 million during the quarter ended September 30, 2015 due to two additional projects, the expected re-tenanting of 29,000 square-feet at our property in Walnut Creek and the development of a 75,000 square-foot expansion at our shopping center in Garfield, to accommodate several new retailers.

The renovation of warehouses at East Hanover is ahead of schedule and the stabilization date has moved up from 2018 to 2017. The conversion of Montehiedra Town Center, a 542,000 square-foot mall in Puerto Rico, into an outlet-focused retail mall remains on schedule for completion in late 2016.
We continue to focus on our redevelopment pipeline, which includes approximately $175.0 million of planned expansions and renovations that we expect to complete over the next several years.

Acquisition Activity

During the nine months ended September 30, 2015 we acquired two properties with existing leases, a 0.8 acre outparcel adjacent to Bergen Town Center with 7,700 square-feet of retail space for $2.8 million on April 29, 2015 and a 0.4 acre outparcel adjacent to the existing Lawnside shopping center with 2,000 square-feet of retail space for $0.4 million on June 29, 2015.

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

During the year ended December 31, 2013, Montehiedra was experiencing financial difficulties which resulted in a substantial decline in net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan has been extended from July 2016 to July 2021 and the principal separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently, and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $8.0 million has been funded as of September 30, 2015. The $20.0 million intercompany loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated financial statements. We incurred $2.0 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under the Troubled Debt Restructuring Topic of the FASB ASC. During the three and nine months ended September 30, 2015, amortization of the lender fees included in interest and debt expense, totaled $0.1 million and $0.2 million, respectively, for a total of $1.8 million unamortized lender fees as of September 30, 2015.
On March 30, 2015, we notified the lender that due to tenants vacating the Englewood shopping center, the property’s operating cash flow will be insufficient to pay the debt service. Accordingly, at our request, the mortgage loan secured by Englewood was transferred to the special servicer. As of September 30, 2015, we remain in discussions with the special servicer to restructure the terms of the loan including the possibility that the lender will take possession of the property.
During the nine months ended September 30, 2015, we repaid two mortgage loans for a total of $29.1 million; the 1.47% variable rate $17.0 million loan secured by our Staten Island Forest Plaza property and the 5.32% $12.1 million loan secured by our Mount Kisco (A&P) property.
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

Pursuant to the Omnibus Share Plan, stock options, long-term incentive plan (“LTIP”) units, operating partnership units and restricted shares were granted on February 17, 2015, March 12, 2015, April 20, 2015, May 11, 2015 and August 17, 2015.

Comparison of the Three and Nine Months Ended September 30, 2015 to 2014

Net income attributable to common shareholders for the three and nine months ended September 30, 2015 was $18.9 million and $23.6 million, respectively, compared to net income of $13.6 million and $49.6 million for the three and nine months ended September 30, 2014. The following table summarizes certain line items from our unaudited consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three and nine months ended September 30, 2015 as compared to the same periods of 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Total revenue	$79,825	$76,416	$242,323	$235,868
Property operating	$10,494	$11,074	$38,002	$38,973
General and administrative expenses	$6,385	$4,606	$25,503	$14,275
Transaction costs	$151	$4,683	$22,437	$4,683
Interest and debt expense	$13,611	$14,303	$42,021	$40,571
Net income attributable to noncontrolling interests	$1,185	$5	$1,622	$16

Three months ended September 30, 2015 to 2014

Total Revenues

Total revenues were $79.8 million in the quarter ended September 30, 2015, compared to $76.4 million in the prior year, an increase of $3.4 million. The increase was primarily due to $1.9 million of tenant bankruptcy settlement income and lease termination fees recognized during the quarter ended September 30, 2015 as well as a $1.1 million increase in tenant expense reimbursements as a result of higher occupancy and recoverable costs as compared to the same period of 2014. We also recognized an additional $0.4 million in management and development fees due to more properties under management in the quarter ended September 30, 2015.

Property Operating Expenses

Property operating expenses were $10.5 million in the quarter ended September 30, 2015, compared to $11.1 million in the prior year, a decrease of $0.6 million as a result of higher repairs and maintenance incurred during the quarter ended September 30, 2014.

General and Administrative Expenses

General and administrative expenses were $6.4 million in the quarter ended September 30, 2015, compared to $4.6 million in the prior year, an increase of $1.8 million. This increase was primarily due to expenses associated with operating as a separate, publicly traded company including added headcount and a separate executive team.

Transaction Costs

Transaction costs of $4.7 million in the quarter ended September 30, 2014 were incurred in connection with the separation transaction. We incurred $0.2 million of transaction related costs during the quarter ended September 30, 2015.

Interest and Debt Expense

Interest and debt expense was $13.6 million in the quarter ended September 30, 2015, compared to $14.3 million in the prior year, a decrease of $0.7 million.  This decrease is due to $0.4 million of interest on $29.0 million of loans repaid during the first quarter of 2015 and $28.0 million of loans repaid in 2014, $0.4 million decrease in interest as a result of the refinancing of the loan secured by Montehiedra in January 2015, as well as $0.5 million of interest capitalized during the three months ended September 30, 2015 related to development projects. This decrease was offset by $0.4 million of fees and amortization of deferred financing costs associated with the revolving credit facility secured in 2015 and $0.2 million of additional interest incurred in the quarter ended September 2015 related to financing obtained for Las Catalinas on July 16, 2014.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests during the quarter ended September 30, 2015 consisted of Walnut Creek’s (Mt. Diablo) 5% noncontrolling interest in the property operations as well as net income of $1.2 million allocated to the OP and LTIP unit holders, representing a 5.8% weighted average interest in the Operating Partnership.

Nine months ended September 30, 2015 to 2014

Total Revenues

Total revenues were $242.3 million in the nine months ended September 30, 2015, compared to $235.9 million in the prior year, an increase of $6.4 million. This increase was primarily due to $3.0 million in tenant bankruptcy settlement income recognized during the nine months ended September 30, 2015 as well as a $2.2 million increase in tenant expense reimbursements as a result of higher occupancy and recoverable costs as compared to the same period of 2014. We also recognized an increase of $1.4 million in management and development fees due to additional properties under management during the nine months ended September 30, 2015.

Property Operating Expenses

Property operating expenses were $38.0 million in the nine months ended September 30, 2015, compared to $39.0 million in the prior year, a decrease of $1.0 million. This decrease was primarily a result of costs associated with development projects capitalized and a decrease in reimbursable expenses, partially offset by environmental remediation costs accrued during the nine months ended September 30, 2015.

General and Administrative Expenses

General and administrative expenses were $25.5 million in the nine months ended September 30, 2015, compared to $14.3 million in the prior year, an increase of $11.2 million. This increase was primarily due to share-based compensation expenses, specifically the one-time issuance of LTIP Units to certain executives in connection with our separation which resulted in a higher expense of $7.1 million in the nine months ended September 30, 2015. The remaining increase relates to expenses associated with operating as a separate, publicly traded company including added headcount and a separate executive team.

Transaction Costs

Transaction costs include $21.9 million incurred in the nine months ended September 30, 2015 in connection with the separation transaction, including $18.6 million of professional fees and $3.3 million of transfer taxes. Transaction costs of $4.7 million in the nine months ended September 30, 2014 were incurred in connection with the separation transaction.

Interest and Debt Expense

Interest and debt expense was $42.0 million in the nine months ended September 30, 2015, compared to $40.6 million in the prior year, an increase of $1.4 million.  This increase is primarily due to $3.3 million of interest expense related to financing obtained for Las Catalinas on July 16, 2014 as well as $1.3 million of fees and amortization of deferred financing costs associated with the revolving credit facility secured in 2015. This increase was offset by $1.6 million of interest on $29.0 million of loans repaid during the first quarter of 2015 and $28.0 million of loans repaid in 2014. This increase is further offset by $1.3 million of interest capitalized during the nine months ended September 30, 2015 related to development.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests during the nine months ended September 30, 2015 consisted of Walnut Creek’s (Mt. Diablo) 5% noncontrolling interest in the property operations as well as net income of $1.6 million allocated to the OP and LTIP unit holders, representing a 5.8% weighted average interest in the Operating Partnership.

Non-GAAP Financial Measures

Same-Property NOI and Occupancy Information

We have provided in this section certain information on a “same-property” basis. Information provided on a same-property basis includes the results of operations that we consolidate (or combine), owned and operated for the entirety of both periods being compared except for non-retail properties, properties that are in the foreclosure process where we do not intend to own the asset, and properties for which significant development, redevelopment or expansion occurred during either of the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or re-tenanting pursuant to a formal plan and is expected to have a significant impact on property operating income. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally the first full year in which the property is 90% leased.

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
NOI and same-property NOI are non-GAAP financial measures that aid in the assessment of the performance of our properties and portfolio as it relates to the total return on assets. The most directly comparable GAAP financial measure to NOI is income before income taxes. Same-property NOI for the three and nine months ended September 30, 2015 was $45.9 million and $136.9 million, respectively, compared to $44.1 million and $132.1 million for the three and nine months ended September 30, 2014, an increase of $1.8 million, or 4.1% and $4.8 million, or 3.6%, respectively.

The following table reconciles income before income taxes to NOI and same-property NOI for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Income before income taxes	$20,439	$14,171	$26,580	$51,161
Interest income	(39)	(9)	(101)	(26)
Interest and debt expense	13,611	14,303	42,021	40,571
Operating income	34,011	28,465	68,500	91,706
Depreciation and amortization	13,603	13,148	41,568	40,444
General and administrative expense	6,385	4,606	25,503	14,275
Transaction costs	151	4,683	22,437	4,683
Subtotal	54,150	50,902	158,008	151,108
Less: non-cash rental income	(1,943)	(2,643)	(5,741)	(7,325)
Add: non-cash ground rent expense	318	442	1,015	1,176
NOI	52,525	48,701	153,282	144,959
Adjustments:
NOI related to properties being redeveloped	(3,966)	(4,284)	(12,171)	(11,887)
Tenant bankruptcy settlement and lease termination income	(1,947)	(44)	(3,207)	(260)
Environmental remediation costs	—	—	1,379	—
Management and development fee income from non-owned properties	(551)	(133)	(1,779)	(398)
Other	(181)	(157)	(604)	(318)
Subtotal adjustments	(6,645)	(4,618)	(16,382)	(12,863)
Same-property NOI	$45,880	$44,083	$136,900	$132,096

Funds From Operations

FFO for the three and nine months ended September 30, 2015 was $33.5 million and $66.3 million, respectively, compared to $26.7 million and $89.7 million, for the three and nine months ended September 30, 2014, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Net income attributable to common shareholders	$18,860	$13,641	$23,559	$49,570
Adjustments:
Rental property depreciation and amortization	13,452	13,036	41,102	40,107
Limited partnership interests in operating partnership(1)	1,179	—	1,605	—
Funds from operations attributable to common shareholders	$33,491	$26,677	$66,266	$89,677
Funds from operations per diluted common share	$0.32	$0.25	$0.63	$0.85
Weighted average diluted shares(2)	105,436	105,436	105,351	105,351
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
(2) Weighted average diluted shares used to calculate FFO per share for the nine months ended September 30, 2015 is higher than the GAAP diluted weighted average shares as a result of the dilutive impact on FFO per share of the 6.1 million OP and LTIP units which are redeemable for our common shares. These redeemable units are not included in the diluted weighted average share count for the periods presented for GAAP purposes because their inclusion is anti-dilutive.

FFO for the three and nine months ended September 30, 2015 and 2014 include certain items that affect comparability, which are included in the table below. The aggregate of these items increased FFO by $1.6 million or $0.02 per diluted share for the three months ended September 30, 2015 and decreased FFO by $29.0 million, or $0.27 per diluted share for the nine months ended September 30, 2015, respectively. During the three and nine months ended September 30, 2014 there was $4.7 million, or $0.05 per diluted share of items that affected comparability.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	2015	2014
Items that affect comparability:
Transaction costs	$151	$4,683	$22,437	$4,683
One-time equity awards related to the spin-off	—	—	7,143	—
Environmental remediation costs	—	—	1,379	—
Tenant bankruptcy settlement income	(1,774)	—	(3,034)	—
Debt restructuring expenses	—	—	1,034	—
Items that affect comparability	$(1,623)	$4,683	$28,959	$4,683

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

Dividends

Our Board of Trustees declared a quarterly dividend of $0.20 per common share for each of the first three quarters in 2015 (an annual rate of $0.80). On November 3, 2015, the Board of Trustees declared a quarterly dividend of $0.20 per common share, payable on December 31, 2015 to stockholders of record on December 15, 2015. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of dividends to shareholders falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of September 30, 2015.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	September 30, 2015	September 30, 2015
Cross collateralized mortgage on 40 properties:
Fixed Rate	9/10/2020	4.32%	$536,953
Variable Rate(1)	9/10/2020	2.36%	60,000
Total cross collateralized			596,953
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	75,000
Englewood(3)	10/1/2018	6.22%	11,537
Montehiedra Town Center, Senior Loan(2)(4)	7/6/2021	5.33%	87,285
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
Bergen Town Center	4/8/2023	3.56%	300,000
Las Catalinas	8/6/2024	4.43%	130,000
Mount Kisco (Target)	11/15/2034	6.40%	15,380
			$1,246,155

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)
On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. Refer to Note 7- Mortgages Payable of our unaudited consolidated and combined financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. As of September 30, 2015 we remain in discussions with the special servicer to restructure the terms of the loan including the possibility that the lender will take possession of the property.

(4)
The carrying value of the senior loan secured by Montehiedra is presented net of unamortized fees. Refer to Note 7- Mortgages Payable of our unaudited consolidated and combined financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $866.0 million as of September 30, 2015.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

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

As of September 30, 2015, we have approximately $105.7 million of redevelopment projects at various stages of completion and anticipate that these projects will require an additional $80.1 million to complete, based on our current plans and estimates, which we anticipate will be expended over the next three years. We expect to finance such projects from a variety of sources which may include cash on hand, borrowings under our line of credit and/or using secured debt, or issuing equity.

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

Environmental Matters

Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we accrued expenses of $1.4 million during the nine months ended September 30, 2015 for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy may have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants operating retail formats that are experiencing significant changes in competition, business practice, and store closings in other locations. We are not currently aware of the pending bankruptcy or announced store closings of any tenants in our shopping centers that would individually cause a material reduction in our revenues.

Other

Our mortgage loans are non-recourse to us.  However, in certain cases we have provided master leased tenant space.  These master leases terminate either upon the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of September 30, 2015, the aggregate amount of these master leases was approximately $9.6 million.

Summary of Cash Flows

Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2015	2014	Increase (Decrease)
Net cash provided by operating activities	$99,852	$79,744	$20,108
Net cash used in investing activities	$(27,633)	$(23,696)	$(3,937)
Net cash provided by financing activities	$122,519	$69,695	$52,824

Net cash provided by operating activities:

Net cash provided by operating activities of $99.9 million was comprised of (i) $91.5 million increase in cash from operating income and (ii) $8.4 million net increase in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.

Net cash used in investing activities:

Net cash used in investing activities of $27.6 million was comprised of (i) $24.6 million of real estate additions, (ii) $3.1 million of real estate acquisitions offset by, (iii) $0.1 million decrease in restricted cash related to an decrease in escrow deposits.

Net cash provided by financing activities:

Net cash provided by financing activities of $122.5 million was comprised of (i) $231.5 million of Vornado’s contributions, net in connection with the spin-off offset by, (ii) $59.4 million of dividends paid to common shareholders, (iii) $42.7 million for debt repayments, (iv) $3.7 million of distributions to redeemable noncontrolling interests, and (v) $3.2 million of debt issuance costs primarily related to our revolving credit facility.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of September 30, 2015.

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

	2015			2014
(Amounts in thousands)	September 30, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

Variable Rate	$60,000	2.36%	$600	$77,000	2.16%
Fixed Rate	1,186,155	4.24%	—	1,211,535	4.37%
	$1,246,155		$600	$1,288,535

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2015, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated and combined debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2015, the estimated fair value of our consolidated debt was $1.3 billion.

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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three and nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As noted in Note 11 - Commitments and Contingencies, there are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

In addition to the foregoing, in February 2015, a tenant filed an arbitration claim against the Company concerning its lease at one of our properties, claiming it was owed the costs of replacing equipment pursuant to the terms of its lease, and asserting damages of approximately $3.0 million. On September 29, 2015 the arbitrator designated to arbitrate the claim concluded the Company is not responsible for the costs of replacement.

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

URBAN EDGE PROPERTIES
(Registrant)

Date: November 4, 2015	By:	/s/ Mark Langer
Mark Langer, Chief Financial Officer