Form 10-K
period 2015-12-31
Urban Edge Properties
filed 2016-02-19
CIK 1611547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2015
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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $2.2 billion based upon the last reported sale price of $20.79 per share on the New York Stock Exchange on such date.
As of January 29, 2016, the Registrant had 99,290,952 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Registrant’s definite proxy statement for the 2016 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

URBAN EDGE PROPERTIES
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2015

PART I

ITEM 1.	BUSINESS
The Company

Urban Edge Properties (“UE” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust focused on managing, developing, redeveloping, and acquiring retail real estate in urban communities, primarily in the New York metropolitan region. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and other assets. UE and UELP were created to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business. The Company owns 80 shopping centers, three malls and a warehouse park adjacent to one of its centers. The portfolio totals 14.8 million square feet. The consolidated retail portfolio occupancy was 96.2% as of December 31, 2015.
Prior to the separation, the portfolio is referred to as “UE Businesses.” On January 15, 2015, pursuant to a separation and distribution agreement between UE and Vornado (the “Separation Agreement”), the interests in certain properties held by Vornado’s operating partnership, Vornado Realty L.P. (“VRLP”), were contributed or otherwise transferred to UE in exchange for 100% of our outstanding common shares. Following that contribution, VRLP distributed 100% of our outstanding common shares to Vornado and the other common limited partners of VRLP, pro rata with respect to their ownership of common limited partnership units in VRLP. Vornado then distributed all of the UE common shares it had received from VRLP to Vornado common shareholders on a pro rata basis. As a result, VRLP common limited partners and Vornado common shareholders all received common shares of UE in the spin-off at a ratio of one common share of UE to every two VRLP common units and every two common shares of Vornado.
Substantially concurrently with such distribution, the interests in certain properties held by VRLP, including interests in entities holding properties, were contributed or otherwise transferred to UELP in exchange for approximately 5.4% of UELP’s outstanding common limited partnership interests in the Operating Partnership (“OP Units”).
As part of the separation transaction, Vornado capitalized UE with $225 million of cash and agreed to provide transition services to UE including human resources, information technology, risk management, public reporting and tax services for up to two years pursuant to a transition services agreement between UE and Vornado (the “Transition Services Agreement”). The fees charged to us by Vornado for these transition services approximate the actual cost incurred by Vornado in providing such transition services to us. Pursuant to the Transition Services Agreement, UE provides leasing, property management and development services to Vornado for certain of Vornado’s shopping center properties for which we receive management and other fees believed to be at a market rate.
We review operating and financial information for each property on an individual basis and, therefore, each property represents an individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.
Unless the context otherwise requires, “we”, “us” and “our” refer to UE after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of completion of the separation.
We will elect to be treated as a real estate investment trust (‘‘REIT’’) in connection with the filing of our federal income tax return as of and for the year ended December 31, 2015, subject to our ability to meet the requirements of becoming a REIT at the time of election, and we intend to maintain this status in future periods.
Company Strategies

Our goal is to become the leading owner of retail real estate in and on the edges of major urban markets. We believe urban markets offer attractive investment opportunities resulting from a unique interplay of demographic, supply/demand and redevelopment/development trends. To achieve this goal, our primary strategies include:

Maximizing the value of existing properties through proactive management. We intend to maximize the value of each of our assets through a comprehensive, proactive management strategy encompassing: continuous asset evaluation for highest-and-best-use; efficient and cost-conscious day-to-day operations that minimize retailer operating expense and preserve property quality; and thoughtful leasing. Leasing is a critical value-creation function and includes the following:

•	Monitoring retailer sales, merchandising, store operations, timeliness of payments, overall financial condition and related factors;

•	Being constantly aware of each asset’s competitive positioning within its trade area and making physical improvements or adjusting merchandising if circumstances warrant;

•	Continuously canvassing trade areas to identify unique operators that can distinguish a property and enhance its offerings;

•	Maintaining regular contact with the brokerage community to stay abreast of new merchants, potential relocations, new supply and overall trade area dynamics;

•	Conducting regular portfolio reviews with key tenants;

•	Building and nurturing broad and deep relationships with retailer decision-makers;

•	Focusing on spaces with below-market leases that might be recaptured;

•	Understanding the potential impact of options, exclusives, co-tenancy and other restrictive lease provisions; and

•	Optimizing required capital investment in every transaction.

Actively investing. We intend to invest in redeveloping existing properties, selectively developing new shopping centers and acquiring properties in targeted markets. Each investment must meet our standards for expected risk-adjusted return and overall quality compared to our existing portfolio.

Investment considerations include:

•	Geography: The primary focus is on the New York metropolitan area and the DC to Boston corridor.

•
Product: As part of our focus on urban markets, we generally target retail properties that serve local communities with necessity and convenience-oriented retailers. We also seek large shopping centers (including a grocer where possible) in our targeted markets where significant density and supply constraints provide attractive market rent dynamics.

•
Tenancy: We consider tenant mix, sales performance and related occupancy cost, lease term, lease provisions and other factors. Our current tenant base comprises a diverse group of merchants including department stores, grocers, category killers, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. We believe that this diversification provides stability to our cash flows as no specific retail category constitutes more than 20% of our portfolio’s annual base rental revenue and no one retailer contributed more than 7% of our annual base rental revenue in 2015.

•	Rent: We consider existing rents relative to market rents. Additionally, we target submarkets that have potential for market rent growth as evidenced by strong retailer performance.

•
Competition and Barriers-to-Entry: We are seeking assets in underserved, high barrier-to-entry markets in densely populated, affluent trade areas. We believe that retail properties located in such markets present a more attractive risk-return profile relative to other markets. We intend to invest in our existing core markets, and, over time, may expand into new markets that have similar characteristics.

•	Access and Visibility: We seek assets with convenient access and good visibility.

•	Physical Condition: We seek assets in good physical condition taking into account aesthetic, functional, structural and environmental considerations.

Constantly evaluating our portfolio and, where appropriate, engaging in selective dispositions. We intend to regularly evaluate the future prospects for each property and, where appropriate, to dispose of those properties that do not meet our investment criteria. We intend to reinvest a large part of the proceeds from any dispositions into redevelopment, development and acquisitions, or we may use such proceeds to reduce outstanding debt.

Maintaining capital discipline. We intend to keep our balance sheet flexible and capable of supporting growth. We also expect to generate increasing levels of cash from internally generated funds, borrowing under our existing line of credit as well as selective asset sales.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2015, 2014 and 2013. As of December 31, 2015, The Home Depot was our largest tenant and accounted for approximately $19.0 million, or 5.9% of our total revenue.

Employees

Our headquarters are located at 888 Seventh Avenue, New York, NY 10019. As of December 31, 2015, we had 124 employees and believe that our relationships with our employees are good.

Available Information

Copies of our Annual Report on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge through our website (www.uedge.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K. Copies of our filings under the Securities Exchange Act of 1934 are also available free of charge from us, upon request.

ITEM 1A.	RISK FACTORS

You should carefully consider the following risks and other material in this information statement in evaluating our company and our common shares. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. These risks have been separated into four groups: (1) Risks Related to Our Business and Operations and to Our Status as a REIT, (2) Risks Related to the Separation, (3) Risks Related to Our Common Shares and (4) Our Declaration of Trust and Applicable Law May Hinder Any Attempt to Acquire us.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS AND TO OUR STATUS AS A REIT

Material factors that may adversely affect our business and operations are summarized below. The risks and uncertainties described herein may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, may also adversely affect our business. See “Forward-Looking Statements” contained herein.

The Value of and Income from Real Estate Investments Fluctuate Due to Various Factors.
The value of and income from real estate fluctuate depending on conditions in the general economy and the real estate business. These conditions may also adversely impact our revenues and cash flows.

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
•whether tenants and shoppers consider a property attractive;
•the financial condition of our tenants, including the extent of tenant bankruptcies or defaults;
•availability of financing on acceptable terms or at all;
•inflation or deflation;
•fluctuations in interest rates;
•our ability to obtain adequate insurance;
•changes in zoning laws and taxation;
•government regulation;

•	consequences of any armed conflict involving, or terrorist attack against, the United States, or individual acts of violence in public spaces, including retail centers;
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

Capital markets and economic conditions can materially and adversely affect our liquidity, financial condition, results of operations and the value of our debt and equity securities.
There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and the economy. Demand for retail space may decline nationwide, as it did in 2008 and 2009, due to an economic downturn, bankruptcies, downsizing, layoffs and cost cutting. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads may adversely affect our liquidity and financial condition, including our results of operations, and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs may materially and adversely affect our financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future.

We are subject to risks that affect the general retail environment.
Our properties are in the retail shopping center real estate market. This fact means that we are subject to factors that affect the retail environment generally, including the level of consumer spending and consumer confidence, unemployment rates, the threat of terrorism and increasing competition from discount retailers, outlet malls, retail websites and catalog companies. These factors could materially and adversely affect the financial condition of our retail tenants and the willingness of retailers to lease space in our shopping centers, which in turn, could materially and adversely affect us.

Internet sales may have an adverse impact on our tenants and our business.
The use of the internet by consumers continues to gain in popularity and growth in internet sales is likely to continue in the future. The increase in internet sales could result in a downturn in the business of some of our current tenants and could affect the way other current and future tenants lease space. For example, the migration towards internet sales has led many omnichannel retailers to prune the number and size of their traditional “bricks and mortar” locations to increasingly rely on e-commerce and alternative distribution channels. Many tenants also permit merchandise purchased on their websites to be picked up at, or returned to, their physical store locations, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them (particularly with respect to those tenants who pay rent based on a percentage of their in-store sales). We cannot predict with certainty how growth in internet sales will impact the demand for space at our properties or how much revenue will be generated at traditional store locations in the future. If we are unable to anticipate and respond promptly to trends in retailer and consumer behavior, our occupancy levels and financial results could suffer.

Real estate is a competitive business.
We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments than we are. Principal competitive factors include rents charged, attractiveness of location, the quality of the property and breadth and quality of services provided. Our success depends upon, among other factors, trends affecting national and local economies, the financial condition and operating results of current and prospective tenants and customers, availability and cost of capital, construction and renovation costs, taxes, governmental regulations, legislation and population trends. These competitive factors could materially and adversely affect us.

We depend on leasing space to tenants on economically favorable terms and on collecting rent from tenants who ultimately may not be able to pay.
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

We may be unable to renew leases or relet space as leases expire.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Even if tenants do renew or we can relet the space, the terms of the renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and distributions to security holders could be adversely affected.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time to time, some of our tenants have declared bankruptcy and other tenants may declare bankruptcy or become insolvent in the future. In the case of our shopping centers, the bankruptcy or insolvency of a major tenant could cause us to have difficulty leasing the remainder of the affected property (see dependence on anchors and major tenants). Our leases generally do not contain restrictions designed to ensure the ongoing creditworthiness of our tenants. As a result, the bankruptcy or insolvency of a major tenant could result in a lower level of net income and funds available to pay our indebtedness or make distributions to shareholders, which could materially and adversely affect us.

We derive a significant portion of our revenues from four of our properties.
As of December 31, 2015, four of our properties located in New Jersey and Puerto Rico generated, in the aggregate, in excess of 25% of our Net Operating Income (as such term is described in Part II. Item 7 of the Annual Report on Form 10-K). The occurrence of events that have a negative impact on one or more of these properties, such as an economic downturn affecting the surrounding area or a natural disaster that damages one or more of the properties, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting less significant properties.  A substantial decline in revenues generated by one or more of these properties could materially and adversely affect our financial condition and results of operations.

Some of our properties depend on our anchor or major tenants and decisions made by these tenants, or adverse developments in the businesses of these tenants, could have a negative impact on us.
Some of our properties have anchor or major tenants that generally occupy larger spaces, sometimes pay a significant portion of a property’s total rent and often contribute to the success of other tenants by drawing customers to a property. If an anchor or major tenant closes, such closure could adversely affect the property even if the tenant continues to pay rent due to the loss of the anchor or major tenant’s drawing power.  Additionally, closure of an anchor or major tenant could result in lease terminations by, or reductions in rent from, other tenants if the other tenants’ leases have co-tenancy clauses that permit cancellation or rent reduction if an anchor tenant closes. Retailer consolidation, store rationalization, competition from internet sales and general economic conditions may decrease the number of potential tenants available to fill available anchor tenant spaces.  As a result, in the event one or more anchor tenants were to leave one or more of our centers, we cannot be sure that we would be able to lease the vacant space on equivalent terms or at all. In addition, we may not be able to recover costs owed us by the closed tenant.  In certain cases, some anchor and non-anchor tenants may be able to terminate their leases if they do not achieve defined sales levels. Any of these developments could materially and adversely affect our financial condition or results of operations.

We may be unable to reposition or redevelop some of our properties, which could have a material and adverse impact on our financial condition and results of operations.
Our business strategy includes redeveloping a number of our properties. In connection therewith, we are subject to various risks, including:

•	we may not have sufficient capital to proceed with planned repositioning or redevelopment activities;

•	redevelopment costs for a project may exceed original estimates, possibly making the project infeasible or unprofitable;

•	we may not be able to obtain zoning or other required governmental permits and authorizations;

•	we may not be able to obtain anchor store and mortgage lender approvals, if applicable, for repositioning or redevelopment activities; and

•	we may not be able to finance such projects at favorable rates and terms.

There can be no assurance that our redevelopment projects will have the desired results of attracting and retaining desirable tenants and increasing customer traffic. If redevelopment projects are unsuccessful, our investments in those projects may not be fully recoverable from future operations or sales, which could have a material and adverse impact on our financial condition and results of operations.

We face risks associated with our tenants being designated “Prohibited Persons” by the Office of Foreign Assets Control.
Pursuant to Executive Order 13224 and other laws, the Office of Foreign Assets Control of the United States Department of the Treasury (“OFAC”) maintains a list of persons designated as terrorists or who are otherwise blocked or banned (“Prohibited Persons”) from conducting business or engaging in transactions in the United States. Our leases, loans and other agreements may require us to comply with OFAC requirements. If a tenant or other party with whom we conduct business is placed on the OFAC list, we may be required to terminate the lease or other agreement. Any such termination could result in a loss of revenue or otherwise materially and adversely affect our financial condition and results of operations.

Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our information technology infrastructure, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. Any system failure or accident that causes interruptions in our operations could result in a material and adverse disruption to our business. We may also incur additional costs to remedy damages caused by such disruptions.

The occurrence of cyber incidents or a deficiency in our cybersecurity could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships, all of which could materially and adversely affect our financial condition and results of operations.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident are operational interruption, damage to our relationship with our tenants and private data exposure. In accordance with the Transition Services Agreement, Vornado provides information technology services to the Company. Vornado has implemented processes, procedures and controls to help mitigate these risks, but these measures, along with our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

Most of our properties have been subjected to varying degrees of environmental assessment at various times. To date, these environmental assessments have not revealed any environmental condition material and adverse to our business. However, identification of new compliance concerns or undiscovered areas of contamination, changes in the extent or known scope of contamination, human exposure to contamination or changes in cleanup or compliance requirements could result in significant costs to us and materially and adversely affect us.

Some of our potential losses may not be covered by insurance.
We maintain general liability insurance with limits of $200 million per occurrence and all risk property and rental value insurance coverage with limits of $500 million per occurrence, with sub-limits for certain perils such as floods and earthquakes.  We also maintain coverage for terrorism acts with limits of $500 million per occurrence and in the aggregate for terrorism events (excluding coverage for nuclear, biological, chemical or radiological (“NBCR”) terrorism events), as defined by Terrorism Risk Insurance Program Reauthorization Act which expires in December 2020. Insurance premiums are allocated to each of the retail properties.  We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future. The incurrence of uninsured losses or costs could materially and adversely affect us.

Certain of our loans and other agreements contain customary covenants requiring the maintenance of insurance coverage.  Although we believe that we currently have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future. If lenders or other counterparties insist on greater coverage than we are able to obtain, such requirement could materially and adversely affect our ability to finance our properties and expand our portfolio.

Our assets may be subject to impairment charges.
Our long-lived assets, including real estate held for investment, are carried at net book value unless circumstances indicate that the carrying value of the assets may not be recoverable. Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. When assets are identified as held for sale, we estimate the sales prices net of selling costs of such assets. If, in our opinion, the net sales prices of the assets which have been identified for sale are expected to be less than the net book value of the assets, an impairment charge is recorded and we write down the asset to fair value. An impairment charge may also be recorded for any asset if it is probable, in our estimation, that the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Recording an impairment charge results in an immediate reduction in our income and therefore could have a material and adverse effect on our results of operations in the period in which the charge is taken.

Compliance or failure to comply with the Americans with Disabilities Act, safety regulations or other requirements could result in substantial costs.
The Americans with Disabilities Act (“ADA”) generally requires that public buildings including our properties meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel. If, under the ADA, we are required to make substantial alterations and capital expenditures in one or more of our properties, including the removal of access barriers, it could materially and adversely affect our financial condition or results of operations.

Our properties are subject to various federal, state and local regulatory requirements such as state and local fire and life safety regulations. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures that could materially and adversely affect our financial condition, results of operations and cash flows.

Changes in accounting standards may adversely impact our financial condition and results of operations.
New accounting standards or pronouncements that may become applicable to us from time to time, or changes in the interpretation of existing standards and pronouncements, could have a material and adverse affect on our reported results for the affected periods.

Our Investments Are Concentrated in the Northeast and Puerto Rico. Circumstances Affecting These Areas Generally Could Materially and Adversely Affect Our Business.

Our properties are generally located in the Northeast and are affected by the economic cycles and risks inherent in this area.
Real estate markets are subject to economic downturns and we cannot predict how economic conditions will impact the Northeast market in either the short-term or long-term. Declines in the economy or declines in the real estate market in these areas could materially and adversely affect our financial performance and the value of our properties. The factors affecting economic conditions in this area include:

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

It is impossible for us to assess the future effects of trends in the economic and investment climates, or changes in tax laws (or other applicable laws, rules or regulations), in the Northeast and, more generally, in the United States on the real estate market in these areas. Local, national or global economic downturns, could materially and adversely affect our financial condition or results of operations.

We own and operate two malls in Puerto Rico that are affected by the struggling local economy and that may be adversely affected by pending changes in tax laws.
Our two malls in Puerto Rico make up approximately 15% of our Net Operating Income (as such term is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Annual Report on 10-K). Since 2007, Puerto Rico has experienced a struggling economy and real GDP growth of less than 1% per year. Total employment and the size of the labor force have decreased causing the unemployment rate to rise to a reported 12% as of December 2015. The government and its agencies are struggling to service and to restructure their debt and a series of new consumer and business taxes have been implemented and proposed. The combination of these circumstances could result in less disposable income for the purchase of goods sold in our centers, declining merchant sales and merchant inability to pay rent and other charges and could negatively impact our ability to lease space on terms and conditions we seek, which could materially and adversely affect our financial condition or results of operations.

Natural disasters could have a concentrated impact on the area in which we operate and could adversely impact our financial condition and results of operations.
We own properties near the Atlantic Coast and in Puerto Rico and natural disasters such as hurricanes could have a material and adverse impact on us. We also have four properties in California that could be impacted by earthquakes. As a result, we could become subject to significant losses and/or repair costs and to the risk of business interruption both of which may or may not be fully covered by insurance. Incurring such losses, costs or business interruptions could materially and adversely affect our financial condition and results of operations.

We May Redevelop, Develop, Acquire or Sell Assets. Our Inability to Consummate or Manage These Transactions Could Adversely Affect Our Operations and Financial Results.

We may redevelop, develop or acquire properties and these activities may create risks.
We may redevelop, develop or acquire properties when we believe that a redevelopment, development or acquisition project is consistent with our business strategy. We may not, however, succeed in consummating desired acquisitions or in completing redevelopments and developments on time or within budget. In addition, we may face competition in pursuing redevelopment, development and acquisition opportunities. When we do pursue a project or acquisition, we may not succeed in leasing redeveloped, developed or acquired properties at rents sufficient to cover the costs of redevelopment, development, acquisitions and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. If we choose to pursue acquisitions in new markets or acquire assets that contain non-retail uses where we do not have the same level of market knowledge, it may result in weaker than anticipated performance. We may abandon redevelopment, development and acquisition opportunities that we have begun pursuing and consequently fail to recover expenses already incurred, which materially and adversely affect our financial condition and results of operations.

It may be difficult to buy and sell real estate quickly, which may limit our flexibility.
Real estate investments are relatively difficult to buy and sell quickly. Consequently, we may have limited ability to promptly change our portfolio in response to changes in economic or other conditions. Moreover, our ability to buy, sell, or finance real estate assets may be materially and adversely affected during periods of uncertainty or unfavorable conditions in the credit markets as we or potential buyers of our assets may experience difficulty in obtaining financing, which may limit our flexibility.

Our capital recycling strategy entails various risks.
We intend to selectively explore opportunities to sell non-core properties and reinvest the sale proceeds in other parts of our business, including in the acquisition of higher quality properties in our target markets and the development and redevelopment of our properties, or to use the proceeds to pay down debt. While we hope to minimize the dilutive effect of these sales on our earnings, near term returns on the disposed assets may exceed the returns we are able to achieve through reinvestment of the sale proceeds. Also, in the event we are unable to sell these assets for amounts equal to or in excess of their current carrying values, we would be required to recognize impairment charges. Any such impairment charges or earnings dilution could materially and adversely affect our business, financial condition and results of operations.

We face significant competition for acquisitions of real properties, which may reduce the number of acquisition opportunities available to us and increase the costs of these acquisitions.
The current market for acquisitions is extremely competitive. This competition may increase the demand for the types of properties in which we typically invest and, therefore, increase the prices paid for such acquisition properties. We also face significant competition for attractive acquisition opportunities from an indeterminate number of investors, including publicly-traded and privately-held REITs, private equity investors and institutional investment funds, some of which have greater financial resources, greater ability to borrow funds and the willingness to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing prices paid for such acquisition properties and, as a result, adversely affecting our ability to grow through acquisitions.

Our Organizational and Financial Structure Gives Rise to Operational and Financial Risks.

Substantially all of our assets are owned by wholly-owned subsidiaries. We depend on dividends and distributions from these subsidiaries. The creditors of these subsidiaries are entitled to amounts payable to them by the subsidiaries before the subsidiaries may pay any dividends or other distributions to us.
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

In addition, our participation in any distribution of the assets of any of our subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary is only after the claims of the creditors, including trade creditors and preferred security holders, if any, of the applicable direct or indirect subsidiaries, are satisfied. The failure of one or more of our subsidiaries to pay distributions to us could materially and adversely affect us.

Covenants in our existing financing agreements may restrict our operating, financing, redevelopment, development, acquisition and other activities.
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
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, the cost of our existing debt may increase, especially in the case of a rising interest rate environment, and we may not be able to refinance our existing debt in sufficient amounts or on acceptable terms. If the cost or amount of our indebtedness increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of credit ratings downgrades and default on our obligations that could adversely affect our financial condition and results of operations.

We may not be able to obtain capital to make investments.
We depend primarily on external financing to fund the growth of our business because one of the requirements of the Internal Revenue Code (the “Code”) for a REIT is that it distributes at least 90% of its taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend to or to make equity investments and on conditions in the capital markets generally. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, there can be no assurance that new financing or other capital will be available or available on acceptable terms.  The failure to obtain financing or other capital could materially and adversely affect us. For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the audited consolidated and combined financial statements included in Part II, Item 8. in this Annual Report on Form 10-K.

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

The Protecting Americans from Tax Hikes Act (PATH Act) was enacted on December 18, 2015 and included numerous tax law changes applicable to REITs and its foreign shareholders.  These provisions have various effective dates beginning as early as December 19, 2015.  We expect that the changes will not materially impact our operations, but will continue to monitor as regulatory guidance is issued.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
To qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our shareholders each year so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute 100% of our REIT taxable income to our shareholders.

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

RISKS RELATED TO THE SEPARATION

Our historical combined financial information for 2014 and prior is not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.
The combined financial statements for 2014 and prior refer to our business as operated by and integrated with Vornado. That historical financial information is derived from the consolidated financial statements and accounting records of Vornado. Accordingly, the historical combined financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during the periods presented or those that we will achieve in the future. Factors which could cause our results to differ from those reflected in such historical financial information and which may materially and adversely impact our ability to achieve similar results in the future may include, but are not limited to, the following:

•
Prior to the separation, our business was operated by Vornado as part of its broader corporate organization rather than as an independent company. Following the separation, Vornado is providing various corporate functions for us, such as human resources, information technology, risk management, public reporting and tax services. Prior to 2015, our historical financial results reflect allocations of corporate expenses from Vornado for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate, publicly-traded company. We will need to make significant investments to replicate or outsource from other providers certain, systems, infrastructure and personnel to which we will no longer have access after expiration of the Transition Services Agreement. Developing our ability to operate without access to certain elements of Vornado’s current operational and administrative infrastructure will be costly and may prove difficult. We may not be able to operate our business efficiently or at comparable costs and our profitability may decline;

•
Prior to the separation, our business was integrated with the other businesses of Vornado and we were able to take advantage of Vornado’s purchasing power in areas such as information technology, marketing, insurance, treasury services, property support and the procurement of goods. Although we have entered into certain transition and other separation-related agreements with Vornado, these arrangements may not fully capture the benefits we previously enjoyed as a result of being integrated with Vornado and may result in us paying higher charges than in the past for these services. In addition, services provided to us under the Transition Services Agreement will generally only be provided for a maximum of 2 years and this time may not be sufficient to meet our needs. As an independent company, we may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease our overall profitability;

•
Generally, prior to 2015, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporation-wide cash management policies of Vornado. We may now need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, from strategic relationships or through other arrangements, all of which may not be on terms as favorable to those obtained by Vornado. As a result, the cost of capital for our business may be higher than Vornado’s cost of capital prior to the separation;

•
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and will be required to prepare our financial statements according to the rules and regulations required by the SEC. Complying with these requirements result in significant costs to us and require us to divert substantial resources, including management time, from other activities.

Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as an independent company. For additional information about the past financial performance of our business and the basis of presentation of the historical combined financial statements, please refer to “Selected Financial Data,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated and combined financial statements and accompanying notes in Part II in this Annual Report on Form 10-K.

If the distribution by each of Vornado and VRLP together with certain related transactions does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Vornado and Vornado shareholders could be subject to significant tax liabilities. In addition, under its Tax Matters Agreement with Vornado, UE could be required to indemnify Vornado for certain material tax obligations that could arise.
Vornado received a private letter ruling from the IRS to the effect that the distribution of UE common shares by each of Vornado and VRLP, together with certain related transactions, will, with respect to UE, VRLP, Vornado and the shareholders of Vornado, qualify as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 351 and 355 of the Code.  Vornado obtained an opinion from of Roberts & Holland LLP, special tax counsel to Vornado, satisfactory to the Vornado Board of Trustees, to the effect that the distribution of UE common shares by each of Vornado and VRLP, together with certain related transactions, with respect to UE, VRLP, Vornado and the shareholders of Vornado, qualifies as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 351, 355, and 731 of the Code, including with respect to certain matters relating to these transactions that are not covered by the private letter ruling from the IRS. The private letter ruling is, and the opinion of Roberts & Holland LLP is based on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Vornado and UE (including those relating to the past and future conduct of Vornado and UE). If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if Vornado or UE breach any of their respective covenants in the separation documents, the private letter ruling from the IRS and the opinion of Roberts & Holland LLP may be invalid and the conclusions reached therein could be jeopardized. In such case, the IRS could assert that the distribution of UE common shares by each of Vornado and VRLP, together with certain related transactions, should be treated as a taxable transaction. The opinion of Roberts & Holland LLP is not binding on the IRS or any courts.

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

We may not be able to engage in desirable strategic or capital-raising transactions. In addition, if we were able to engage in such transactions, we could be liable for adverse tax consequences resulting therefrom.
To preserve the tax-free treatment of the separation, for the two-year period following our spin-off from Vornado, we will be prohibited, except in specific circumstances, from: (i) taking any action that would result in the Company ceasing to be engaged in the active conduct of the UE business (within the meaning of the Code); (ii) redeeming or otherwise repurchasing (directly or indirectly) any of our outstanding stock, other than pursuant to open market stock repurchase programs meeting certain requirements set forth in IRS Revenue Procedures; (iii) varying the relative voting rights of separate classes of our stock or converting one class of our stock into another class of its stock; (iv) liquidating or partially liquidating the Company; (v) merging or consolidating the Company with any other corporation; (vi) selling or otherwise disposing of (other than in the ordinary course of business) the assets of the Company and its subsidiaries, or taking any other action or actions if such sale, other disposition or other action or actions in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, assets representing fifty percent (50%) or more of the fair market value of our assets; or (vii) taking any other action or actions that in the aggregate would have the effect that one or more persons acquire (or have the right to acquire), directly or indirectly, as part of a plan or series of related transactions, stock or equity securities of the Company representing a fifty percent (50%) equity interest in the Company, other than certain permitted acquisitions.

These restrictions may limit our ability to pursue strategic transactions or engage in new business or other transactions that may maximize the value of our business.

Potential indemnification liabilities to Vornado pursuant to the Separation Agreement could materially and adversely affect our financial condition.
The Separation Agreement with Vornado contains provisions governing certain aspects of our relationship with Vornado. Among other things, the Separation Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and distribution, as well as those obligations of Vornado that we assumed pursuant to the Separation Agreement. If we are required to indemnify Vornado under the circumstances set forth in the Separation Agreement, we may be subject to substantial liabilities and could materially affect our financial condition.

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

We may not achieve some or all of the expected benefits of the separation and the separation may materially and adversely affect our business, financial condition and results of operations.
We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed due to a variety of circumstances, not all of which may be under our control.

We may not achieve these benefits for a variety of reasons, including, among others: (i) we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Vornado; and (ii) our business is less diversified than Vornado’s business prior to the separation. The delay or failure to achieve some or all of the benefits expected to result from the separation, could materially and adversely affect our business, financial conditions and results of operations.

Our agreements with Vornado in connection with the separation and distribution involve potential conflicts of interest and may not reflect terms that would have resulted from negotiations between unaffiliated third parties.
Because the separation and distribution involved the division of certain of Vornado’s existing businesses into two independent companies, we have entered into certain agreements with Vornado including a Separation Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement. The terms of these agreements were determined while we were still an indirect wholly-owned subsidiary of Vornado. They were determined by persons who were, at the time, employees, officers or trustees of Vornado or its subsidiaries and, accordingly, had a conflict of interest. For example, during the period in which the terms of those agreements were prepared, we did not have a board of trustees that was independent of Vornado. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Vornado and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party. See “Certain Relationships and Related Person Transactions.”

In connection with our separation from Vornado, Vornado will indemnify us for certain pre-distribution liabilities and liabilities related to Vornado assets. However, there can be no assurance that these indemnities will be sufficient to protect us against the full amount of such liabilities, or that Vornado’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation Agreement, Vornado has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Vornado agreed to retain and to indemnify us from and there can be no assurance that Vornado will be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Vornado any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and we may be temporarily required to bear these losses while seeking recovery from Vornado.

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
Generally, for us to maintain a qualification as a REIT under the Code, not more than fifty percent (50%) in value of the outstanding shares of beneficial interest of the Company may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the Company’s taxable year. The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Under the Company’s Declaration of Trust, no person or entity may own more than 9.8% of the outstanding common shares, or 9.8% of the outstanding preferred shares of any class or series, with some exceptions for persons or entities approved by the Company’s Board of Trustees. These restrictions on transferability and ownership may delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders.

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
Our Board of Trustees is currently divided into three classes of trustees. The initial terms of the first, second and third classes will expire at the first, second and third annual meetings of shareholders held following the separation, respectively.  Shareholders elect only one class of trustees each year. Shareholders will elect successors to trustees of the first class for a two-year term and successors to trustees of the second class for a one-year term, in each case upon the expiration of the terms of the initial trustees of each class.  Commencing with the 2017 annual meeting of shareholders, and each annual meeting of shareholders held thereafter, the successors to the Trustees whose terms expire at each annual meeting shall be elected to hold office for a term expiring at the next annual meeting of shareholders and until their successors are duly elected and qualify. There is no cumulative voting in the election of trustees. Until the 2018 annual meeting of the shareholders, the classified board may reduce the possibility of a tender offer or an attempt to change control of UE, even though a tender offer or change in control might be in the best interest of UE’s shareholders and UE.

We may issue additional shares in a manner that could adversely affect the likelihood of certain takeover transactions.
The Company’s Declaration of Trust and bylaws authorize the Board of Trustees in its sole discretion and without shareholder approval, to:

•	cause UE to issue additional authorized, but unissued, common or preferred shares;

•	classify or reclassify, in one or more classes or series, any unissued common or preferred shares;

•	set the preferences, rights and other terms of any classified or reclassified shares that the Company issues; and

•	increase the number of shares of beneficial interest that the Company may issue.
The Board of Trustees can establish a class or series of common or preferred shares whose terms could delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of the Company’s shareholders, although the Board of Trustees does not now intend to establish a class or series of common or preferred shares of this kind. The Company’s declaration of trust and bylaws contain other provisions that may delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders and the Company.

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

As of December 31, 2015, our portfolio is comprised of 80 shopping centers, three malls and a warehouse park totaling approximately 14.8 million square feet. We own 62 properties 100% in fee simple, except for Walnut Creek (Mt. Diablo) where we own a 95% interest. We lease 18 properties under ground and/or building leases as indicated in the table below. Where a property is subject to a ground and/or building lease to a third party, we have included the year of contractual maturity of the lease next to the name of the property. As of December 31, 2015, we had $1.2 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2015.

Property	Percent Leased (1)	Weighted Average Annual Rent per sq ft (2)	Total Square Feet (1)	Major Tenants
SHOPPING CENTERS AND MALLS:
California:
Signal Hill	100.0%	$24.08	45,000	Best Buy
Vallejo (ground leased through 2043)	100.0%	17.51	45,000	Best Buy
Walnut Creek (1149 South Main Street)	100.0%	45.11	29,000	Barnes & Noble
Walnut Creek (Mt. Diablo) (3)	100.0%	74.00	7,000	Anthropologie

Connecticut:
Newington	100.0%	9.70	188,000	Wal-Mart, Staples
Waterbury	78.0%	16.69	147,000	ShopRite, Goodwill (lease not commenced)

Maryland:
Baltimore (Towson)	100.0%	16.89	155,000	hhgregg, Staples, HomeGoods, Golf Galaxy
Glen Burnie	90.5%	9.33	121,000	Gavigan’s Home Furnishings, Pep Boys
Rockville	98.1%	24.09	94,000	Regal Cinemas
Wheaton (ground leased through 2060)	100.0%	14.94	66,000	Best Buy

Massachusetts:
Cambridge (ground and building leased through 2033)	100.0%	21.83	48,000	PetSmart, Modell’s Sporting Goods
Chicopee	100.0%	5.50	224,000	Wal-Mart
Milford (ground and building leased through 2019)	100.0%	9.01	83,000	Kohl’s
Springfield	100.0%	5.74	182,000	Wal-Mart

New Hampshire:
Salem (ground leased through 2102)	100.0%	12.58	37,000	Babies “R” Us

New Jersey:
Bergen Town Center - East, Paramus	92.9%	18.08	211,000	Lowe’s, REI
Bergen Town Center - West, Paramus, NJ	99.9%	31.02	960,000	Target, Century 21, Whole Foods Market, Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, Hennes & Mauritz, Bloomingdale’s Outlet, Nike Factory Store, Old Navy, Nieman Marcus Last Call Studio
Brick	98.2%	18.61	278,000	Kohl’s, ShopRite, Marshalls
Carlstadt (ground leased through 2050)	95.5%	23.38	78,000	Stop & Shop
Cherry Hill	97.3%	8.55	261,000	Wal-Mart, Toys “R” Us, Maxx Fitness (lease not commenced)
Dover	94.7%	13.26	173,000	ShopRite, T.J. Maxx
East Brunswick	100.0%	14.01	427,000	Lowe’s, Kohl’s, Dick’s Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness

Property	Percent Leased (1)	Weighted Average Annual Rent per sq ft (2)	Total Square Feet (1)	Major Tenants
East Hanover (200 - 240 Route 10 West)	85.9%	19.81	343,000	The Home Depot, Dick’s Sporting Goods, Marshalls
East Hanover (280 Route 10 West)	100.0%	35.20	24,000	REI
East Rutherford	100.0%	12.50	197,000	Lowe’s
Eatontown	73.7%	29.09	30,000	Petco
Englewood(6)	64.1%	20.74	41,000	New York Sports Club
Garfield	100.0%	12.78	195,000	Wal-Mart, Marshalls, Petsmart (lease not commenced)
Hackensack	94.4%	23.60	275,000	The Home Depot, Staples, Petco, 99 Ranch (lease not commenced)
Hazlet	100.0%	3.43	95,000	Stop & Shop(4)
Jersey City	100.0%	12.21	236,000	Lowe’s, P.C. Richard & Son
Kearny	100.0%	19.95	104,000	LA Fitness (lease not commenced), Marshalls
Lawnside	99.3%	14.38	147,000	The Home Depot, PetSmart
Lodi (Route 17 North)	100.0%	12.13	171,000	National Wholesale Liquidators
Lodi (Washington Street)	83.3%	20.38	85,000	Blink Fitness, Aldi
Manalapan	100.0%	17.47	208,000	Best Buy, Bed Bath & Beyond, Babies “R” Us, Modell’s Sporting Goods, PetSmart
Marlton	100.0%	14.08	213,000	Kohl’s(5), ShopRite, PetSmart
Middletown	100.0%	12.88	231,000	Kohl’s, Stop & Shop
Montclair	100.0%	26.20	18,000	Whole Foods Market
Morris Plains	94.1%	20.78	177,000	Kohl’s, ShopRite(4)
North Bergen (Kennedy Boulevard)	100.0%	13.03	62,000	Food Basics
North Bergen (Tonnelle Avenue)	100.0%	20.37	410,000	Wal-Mart, BJ’s Wholesale Club, PetSmart, Staples
North Plainfield	95.5%	8.22	206,000	Costco, The Tile Shop, La-Z-Boy (lease not commenced)
Paramus (ground leased through 2033)	100.0%	42.23	63,000	24 Hour Fitness
South Plainfield (ground leased through 2039)	82.0%	21.29	56,000	Staples, Party City
Totowa	100.0%	16.96	271,000	The Home Depot, Bed Bath & Beyond, buy buy Baby, Marshalls, Staples
Turnersville	96.3%	7.00	96,000	Haynes Furniture Outlet (The Dump)
Union (2445 Springfield Avenue)	100.0%	17.85	232,000	The Home Depot
Union (Route 22 and Morris Avenue)	99.4%	18.34	276,000	Lowe’s, Toys “R” Us, Office Depot
Watchung	96.6%	16.57	170,000	BJ’s Wholesale Club
Woodbridge	84.1%	13.81	226,000	Wal-Mart

New York:
Bronx (1750-1780 Gun Hill Road)	100.0%	33.65	77,000	Aldi, Planet Fitness
Bronx (Bruckner Boulevard)(6)	78.4%	16.44	501,000	Kmart, Toys “R” Us
Buffalo (Amherst)	100.0%	9.35	311,000	BJ’s Wholesale Club, T.J. Maxx, Home Goods, Toys “R” Us, LA Fitness
Commack (ground and building leased through 2021)	100.0%	21.96	47,000	PetSmart, Ace Hardware
Dewitt (ground leased through 2041)	100.0%	20.46	46,000	Best Buy
Freeport (240 West Sunrise Highway) (ground and building leased through 2040)	100.0%	20.28	44,000	Bob’s Discount Furniture
Freeport (437 East Sunrise Highway)	100.0%	18.86	173,000	The Home Depot, Staples
Huntington	100.0%	14.24	204,000	Kmart, Marshalls, Old Navy, Petco
Inwood	92.5%	18.20	100,000	Stop & Shop
Mount Kisco	100.0%	16.69	189,000	Target, Stop & Shop
New Hyde Park (ground and building leased through 2029)	100.0%	20.21	101,000	Stop & Shop
Oceanside	100.0%	28.00	16,000	Party City
Queens(6)	84.6%	41.04	46,000
Rochester	100.0%	3.08	205,000	Wal-Mart
Rochester (Henrietta) (ground leased through 2056)	94.2%	3.96	165,000	Kohl’s

Property	Percent Leased (1)	Weighted Average Annual Rent per sq ft (2)	Total Square Feet (1)	Major Tenants
Staten Island	88.8%	23.88	165,000	Western Beef, Planet Fitness
West Babylon	92.7%	17.11	66,000	Best Market, Rite Aid

Pennsylvania:
Allentown	100.0%	11.69	372,000	Burlington Coat Factory, Giant Food, Dick’s Sporting Goods, T.J. Maxx, Petco, Big Lots
Bensalem	100.0%	12.56	185,000	Kohl’s, Ross Dress for Less, Staples, Petco
Bethlehem	97.4%	7.46	147,000	Giant Food, Petco
Broomall	100.0%	10.43	169,000	Giant Food(5), Planet Fitness, A.C. Moore, PetSmart
Glenolden	100.0%	12.41	102,000	Wal-Mart
Lancaster	100.0%	4.68	228,000	Lowe’s, Sleepy’s, Community Aid
Springfield (ground and building leased through 2025)	100.0%	20.90	41,000	PetSmart
Wilkes-Barre (461 - 499 Mundy Street)	91.7%	12.89	204,000	Bob’s Discount Furniture, Babies “R” Us, Ross Dress for Less, Marshalls, Petco
Wyomissing (ground and building leased through 2065)	93.2%	15.56	76,000	LA Fitness, PetSmart
York	86.2%	8.75	111,000	Ashley Furniture, Tractor Supply Company, Aldi

South Carolina:
Charleston (ground leased through 2063)	100.0%	14.19	45,000	Best Buy

Virginia:
Norfolk (ground and building leased through 2069)	100.0%	7.08	114,000	BJ’s Wholesale Club
Tyson’s Corner (ground and building leased through 2035)	100.0%	39.13	38,000	Best Buy

Puerto Rico:
Las Catalinas	93.4%	35.99	355,000	Kmart
Montehiedra(6)	92.0%	17.71	541,000	Kmart, The Home Depot, Marshalls, Caribbean Theatres, Tiendas Capri, Nike Factory Store

Total Shopping Centers and Malls	96.2%	16.64 (2)	13,901,000

WAREHOUSES:
East Hanover - Five Buildings(6)	79.1%	4.80	942,000	J & J Tri-State Delivery, Foremost Groups Inc., PCS Wireless, Fidelity Paper & Supply Inc., Consolidated Simon Distributors Inc., Meyer Distributing Inc., Givaudan Flavors Corp.

Total Urban Edge Properties	95.1%	$16.27	14,843,000

(1)	Percent leased is expressed as a percent of total square feet (gross leasable area) subject to a lease.

(2)
Weighted average annual rent per square foot is calculated by annualizing tenant’s current base rent as of December 31, 2015, including ground rent, and excludes tenant reimbursements, concessions and storage rent. The total weighted average annual rent per square foot includes 3.6 million square feet where the tenants own the building and pay us rent pursuant to ground leases. Excluding the ground leases, the weighted average annual rent per square foot for shopping centers and malls is $19.45 per square foot.

(3)	Our ownership of Walnut Creek (Mt. Diablo) is 95% as of December 31, 2015.

(4)	The tenant has ceased operations at this location, but continues to pay rent.

(5)	The leases for these former Bradlees’ locations is guaranteed by Stop & Shop.

(6)	Not included in the same-property pool for the purposes of calculating same-property NOI as of December 31, 2015.

As of December 31, 2015, we had approximately 1,100 leases. Lease terms generally range from five years or less in some instances for smaller tenants to as long as 25 years for major tenants. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for less than 1% of total revenues during 2015.

Occupancy

The following table sets forth the consolidated retail portfolio occupancy rate, square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2015	2014	2013	2012	2011
Total square feet	13,901,000	13,880,000	13,922,000	13,645,000	13,623,000
Occupancy Rate	96.2%	95.8%	95.6%	95.0%	95.0%
Average Annual Base Rent per sf	$16.64	$16.57	$16.38	$16.35	$15.95

The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our warehouses as of December 31 for the last five years:

	December 31,
	2015	2014	2013	2012	2011
Total square feet	942,000	942,000	942,000	942,000	942,000
Occupancy Rate	79.1%	60.8%	45.6%	55.9%	45.3%
Average Annual Base Rent per sf	$4.80	$4.41	$4.35	$4.34	$4.85

Major Tenants

The following table sets forth information for the 10 largest tenants by total revenues for the year ended December 31, 2015:

Tenant	Number of Stores	Square Feet Leased	Percent of Total Square Feet	2015 Revenues	Percent of Total Revenues

The Home Depot	7	865,000	5.8%	$19,019,000	5.9%
Wal-Mart/Sam's Wholesale	9	1,439,000	9.7%	18,842,000	5.8%
Lowe's	6	976,000	6.6%	13,078,000	4.0%
The TJX Companies, Inc.	15	543,000	3.6%	11,998,000	3.7%
Stop & Shop / Koninklijke Ahold NV	9	656,000	4.4%	11,814,000	3.7%
Kohl’s	8	716,000	4.8%	8,984,000	2.8%
Sears Holdings, Inc. (Sears and Kmart)	4	547,000	3.7%	7,716,000	2.4%
BJ's Wholesale Club	4	454,000	3.1%	7,680,000	2.4%
Best Buy Co. Inc.	7	313,000	2.1%	7,668,000	2.4%
ShopRite	5	337,000	2.3%	7,620,000	2.4%

Lease Expirations

The following table sets forth the anticipated expirations of tenant leases in our consolidated portfolio for each year from 2016 through 2026 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	13	42,000	0.3%	$1,769,880	$42.14
2016	82	328,000	2.4%	9,771,120	29.79	(1)
2017	88	531,000	3.8%	11,671,380	21.98	(1)
2018	76	1,166,000	8.4%	17,046,920	14.62
2019	103	1,198,000	8.6%	26,379,960	22.02
2020	83	1,303,000	9.4%	22,841,590	17.53
2021	65	898,000	6.5%	17,493,040	19.48
2022	48	997,000	7.2%	12,372,770	12.41
2023	46	1,100,000	7.9%	19,943,000	18.13
2024	56	1,348,000	9.7%	18,400,200	13.65
2025	40	547,000	3.9%	9,654,550	17.65
2026	30	628,000	4.5%	6,958,240	11.08
Thereafter	61	3,281,000	23.6%	48,690,040	14.84
Sub-total/Average	791	13,367,000	96.2%	222,961,560	16.68
Vacant	122	534,000	3.8%	N/A	N/A
Total	913	13,901,000	100%	222,961,560	N/A
(1) We expect to achieve moderate increases in average rents as we renew or re-lease these spaces.

ITEM 3.	LEGAL PROCEEDINGS

We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of February 18, 2016, there were 1,779 holders of record of our common shares. There have been no repurchases of equity securities. The following table sets forth the high and low closing prices and the cash dividends declared on our common stock by quarter for 2015:

	Price Per Share		Cash Dividends Declared Per Share
	High Price	Low Price
2015
Fourth quarter	$24.33	$21.58	$0.20
Third quarter	$23.06	$20.12	$0.20
Second quarter	$24.02	$20.79	$0.20
First quarter	$24.67	$23.25	$0.20

We will elect to be treated as a REIT for U.S. Federal income tax purposes in connection with the filing of our federal income tax return for the period ended December 31, 2015, subject to our ability to meet the requirements to be treated as a REIT at the time of election, and we intend to maintain this status in future periods.

Future distributions will be declared and paid at the discretion of the Board of Directors and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Directors deems relevant.

Our total annual dividends per common share for 2015 was $0.80 per share. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2015 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

We have determined the dividends paid on our common shares during 2015 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2015	$0.80	$0.80	$—	$—

Total Shareholder Return Performance

The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, SNL US REIT Equity Index and the SNL REIT Retail Shopping Ctr Index as provided by SNL Financial LC, from January 15, 2015 to December 31, 2015, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Equity real estate investment trusts are defined as those that derive more than 75% of their income from equity investments in real estate assets. The FTSE NAREIT Equity REIT Total Return Index includes all tax qualified real estate investment trusts listed on the NYSE, NYSE Amex (formerly known as the American Stock Exchange), or the NASDAQ National Market. Stock performance for the past five years is not necessarily indicative of future results.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

UE (+1.38%)
SNL U.S. REIT Equity (-2.91%)
S&P 500 (+4.68%)
Russell 2000 (-0.30%)
SNL U.S. REIT Retail Shopping Ctr (-1.03%)
Total Return (%)
15
10
5
0
-5
-10
-15
-20
Mar 2015
May 2015
Jul 2015
Sep 2015
Nov 2015

Total Return % as of
Index	12/31/2015
UE	1.38
Russell 2000	(0.30)
S&P 500	4.68
SNL U.S. REIT Equity	(2.91)
SNL U.S. REIT Retail Shopping Center	(1.03)

Recent Sales of Unregistered Shares

Under the terms of UELP’s limited partnership agreement, the common limited partnership units in our limited partnership may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the year ended December 31, 2015, there were no redemptions of operating partnership units, no unregistered sales of equity securities, and we did not repurchase any of our equity securities.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated and combined financial data set forth as of and for each of the five years in the period ended December 31, 2015. The consolidated balance sheet as of December 31, 2015 reflects the consolidation of properties that are wholly-owned and properties in which we own less than 100% interest, but in which we have a controlling interest. The consolidated and combined statement of income for the year ended December 31, 2015 includes the consolidated accounts of the Company and the combined accounts of UE Businesses. Accordingly, the results presented for the year ended December 31, 2015 reflect the aggregate operations, changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial data for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our audited consolidated and combined financial statements and related notes included in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K.

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2015	2014	2013	2012	2011
Operating Data:
Property rentals	$231,867	$232,592	$228,282	$232,031	$223,883
Tenant expense reimbursements	84,617	81,887	73,170	70,453	73,863
Income from Stop & Shop settlement	—	—	59,599	—	—
Management & development fees	2,261	535	606	794	786
Other income	4,200	662	1,338	955	1,324
Total revenue	322,945	315,676	362,995	304,233	299,856
Total expenses	224,869	193,236	195,782	179,267	155,818
Operating income	98,076	122,440	167,213	124,966	144,038
Net income	41,348	65,794	109,335	69,850	87,460
Net income attributable to operating partnership	(2,547)	—	—	—	—
Net income attributable to noncontrolling interest	(16)	(22)	(21)	(13)	3
Net income attributable to common shareholders(1)	$38,785	$65,772	$109,314	$69,837	$87,463

Earnings per common share - Basic(2):	0.39	0.66	1.10	0.70	0.88
Earnings per common share - Diluted(2):	0.39	0.66	1.10	0.70	0.88
Weighted average shares outstanding - Basic(2)	99,252	99,248	99,248	99,248	99,248
Weighted average shares outstanding - Diluted(2)	99,278	99,248	99,248	99,248	99,248
Dividends declared per common share	0.80	—	—	—	—

Balance Sheet Data as of period end:
Real estate, net of accumulated depreciation	$1,575,530	$1,555,301	$1,562,416	$1,609,121	$1,637,393
Total assets	1,918,931	1,731,176	1,749,965	1,857,055	1,877,107
Mortgages payable	1,233,983	1,278,182	1,200,762	1,251,234	1,275,441
Total liabilities	1,447,477	1,472,313	1,408,381	1,467,167	1,511,383
Redeemable noncontrolling interests	33,177	—	—	—	—
Total equity	471,454	258,863	341,584	389,888	365,724
(1) Net income earned prior to January 15, 2015 is attributable to Vornado as it was the sole shareholder prior to January 15, 2015. Refer to Note 1 to the consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2) The common shares outstanding at the date of separation are reflected as outstanding for all periods prior to the separation. Refer to Note 2 to the consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Other Data:
Cash flow Statement Data:
Provided by operating activities	138,078	105,688	240,527	108,364	97,730
Used in investing activities	(65,490)	(44,504)	(27,013)	(32,886)	(39,023)
Provided by (used in) financing activities	93,795	(63,807)	(212,636)	(73,385)	(58,673)

Funds From Operations (“FFO”)
We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (‘‘NAREIT’’) definition. NAREIT defines FFO as net income (computed in accordance with generally accepted accounting principles), excluding gains (or losses) from sales of depreciated real estate assets, real estate impairment losses, rental property depreciation and amortization expense. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period to period both internally and among our peers because this non-GAAP measure excludes net gains on sales of depreciable real estate, real estate impairment losses, and rental property depreciation and amortization expense which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash generated from operating activities, is not necessarily indicative of cash available to fund cash requirements and should not be considered as an alternative to net income as a performance measure or cash flow as a liquidity measure. FFO may not be comparable to similarly titled measures employed by others.
The following table illustrates the calculation of FFO applicable to diluted common shareholders for each of the five years in the period ended December 31, 2015:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Net income attributable to common shareholders	$38,785	$65,772	$109,314	$69,837	$87,463
Adjustments:
Rental property depreciation and amortization	56,619	53,222	53,479	52,603	50,611
Real estate impairment losses	—	—	19,000	6,000	—
Limited partnership interests in operating partnership(1)	2,547	—	—	—	—
FFO applicable to diluted common shareholders	$97,951	$118,994	$181,793	$128,440	$138,074
(1) Represents earnings allocated to long-term incentive plan (“LTIP”) and OP unit holders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented. FFO calculations include earnings allocated to LTIP and OP unit holders and the respective weighted average share totals include the shares that may be issued upon redemption of units as their inclusion is dilutive.
FFO applicable to diluted common shareholders for the twelve months ended December 31, 2015 and 2014 include certain items that affect comparability which are included in the table below. The aggregate of these items decreased FFO applicable to diluted common shareholders by $30.0 million, or $0.28 per diluted share, for the year ended December 31, 2015, respectively. During the twelve months ended December 31, 2014, there were $8.6 million, or $0.08 per diluted share, of items that affected comparability.

	Twelve Months Ended December 31,
(Amounts in thousands)	2015	2014
Items that affect comparability:
Transaction costs	$24,011	$8,604
One-time equity awards related to the spin-off	7,143	—
Environmental remediation costs	1,379	—
Severance costs	693	—
Tenant bankruptcy settlement income	(3,738)	—
Real estate tax settlement income related to prior periods	(532)	—
Debt restructuring expenses	1,034	—
Items that affect comparability	$29,990	$8,604

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

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
As of December 31, 2015, our portfolio consisted of 80 shopping centers, three malls and a warehouse park totaling 14.8 million square feet. Prior to the separation, the portfolio is referred to as “UE Businesses”. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of the separation.
Prior to its separation on January 15, 2015, UE was a wholly owned subsidiary of Vornado. Pursuant to a separation and distribution agreement between UE and Vornado (the “Separation Agreement”), the interests in certain properties held by Vornado’s operating partnership, Vornado Realty L.P. (“VRLP”), were contributed or otherwise transferred to UE in exchange for 100% of our outstanding common shares. Following that contribution, VRLP distributed 100% of our outstanding common shares to Vornado and the other common limited partners of VRLP, pro rata with respect to their ownership of common limited partnership units in VRLP. Vornado then distributed all of the UE common shares it had received from VRLP to Vornado common shareholders on a pro rata basis. As a result, VRLP common limited partners and Vornado common shareholders all received common shares of UE in the spin-off at a ratio of one common share of UE to every two VRLP common units and every two common shares of Vornado.
Substantially concurrently with such distribution, the interests in certain properties held by VRLP, including interests in entities holding properties, were contributed or otherwise transferred to UELP in exchange for approximately 5.4% of UELP’s outstanding common limited partnership interests in the Operating Partnership (“OP Units”).
As part of the separation, Vornado capitalized UE with $225 million of cash. Vornado also paid $21.9 million of the transaction costs incurred in connection with the separation, which is reflected within Contributions from Vornado on the statement of changes in equity included in Part II, Item 8 of this Annual Report on Form 10-K. Of the $21.9 million transaction costs, $17.4 million were contingent on the completion of the separation. The remaining $4.5 million of transaction costs were allocated to net loss attributable to Vornado in the statement of changes in equity included in Part II, Item 8 of this Annual Report on Form 10-K.
We will elect to be treated as a real estate investment trust (“REIT”) in connection with the filing of our federal income tax return as of and for the year ended December 31, 2015, subject to our ability to meet the requirements to be treated as a REIT at the time of election, and we intend to maintain this status in future periods.

For periods prior to the date of the separation, our historical combined financial results for UE Businesses reflect charges for certain corporate costs which we believe are reasonable.  These charges were based on either actual costs incurred by Vornado or a proportion of costs estimated to be applicable to the UE Businesses based on an analysis of key metrics including total revenues, real estate assets, leasable square feet and operating income.  Such costs do not necessarily reflect what the actual costs would have been if the Company were operating as a separate stand-alone public company.  These charges are discussed further in Note 5 — Related Party Transactions in our consolidated and combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

Operating Strategies. Our operating strategy is to maximize the value of our existing assets through proactive management encompassing: continuous asset evaluation for highest-and-best-use; efficient and cost-conscious operations that minimize retailer operating expense and preserve property quality; and thoughtful leasing to the most desirable tenants. During 2015, we accomplished the following leasing:

•
signed 49 new leases totaling 682,995 square feet, including 31 new leases on a same-space(1) basis totaling 311,089 square feet at an average rental rate of $25.64 per square foot in 2015 as compared to the prior in-place average rent of $23.56 per square foot, resulting in an 8.8% average rent spread;

•
renewed or extended 60 leases totaling 713,545 square feet, including 60 leases on a same-space basis totaling 713,545 square feet at an average rental rate of $20.48 per square foot in 2015 as compared to the prior in-place average rent of $18.92 per square foot, an 8.3% average rent spread;

•	increased consolidated retail portfolio occupancy(2) to 96.2% as of December 31, 2015 from 95.8% as of December 31, 2014; and

•	increased same-property retail portfolio occupancy(3) to 97.2% as of December 31, 2015 from 96.3% as of December 31, 2014.
Investment Strategies. Our investment strategy is to selectively deploy capital through a combination of acquisitions, redevelopment and development in our target markets that is expected to generate attractive risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria. In addition to creating value from our existing assets through proactive management, when appropriate, we will redevelop those assets, will pursue new developments on them and will acquire properties adjacent to them. During 2015, we:

•	increased the number of active development and redevelopment projects which have a total expected investment of $122.8 million of which $91.0 million remains to be funded;

•	identified approximately $200.0 million of planned expansions and renovations expected to be completed over the next several years;

•	acquired Pan Bay Center (subsequently renamed Cross Bay Commons) in Queens, NY for an aggregate purchase price of $27.0 million;

•	acquired an outparcel adjacent to Bergen Town Center for $2.8 million; and

•	acquired an outparcel adjacent to the existing Lawnside shopping center for $0.4 million.
Capital Strategies. Our capital strategy is to keep our balance sheet flexible and capable of supporting growth by using cash flow from operations, borrowing under our existing line of credit and reinvesting funds from selective asset sales. During 2015, we:

•
modified a $120.0 million, 6.04% mortgage loan secured by Montehiedra, extending the maturity date from July 2016 to July 2021 and separating the principal into two tranches, a senior $90.0 million position with interest at 5.33% paid currently and a junior $30.0 million position with interest accruing at 3.0%;

•	closed on a $500 million revolving credit agreement with a four-year term and two six-month extension options with no amounts drawn as of December 31, 2015;

•	prepaid $29.1 million in mortgage loans; and
•ended the year with cash and cash equivalents of $169.0 million and a net debt (net of cash) to total market capitalization of 28.9% as of December 31, 2015.

(1)The “same-space” designation is used to compare leasing terms (cash leasing spreads) from the prior tenant to the new/current tenant. In some cases, leases are excluded from "same-space" because the gross leasable area of the prior lease is combined/divided to form a larger/smaller, non-comparable space.

(2)Our retail portfolio includes shopping centers and malls and excludes warehouses.

(3) Information provided on a same-property basis includes the results of properties that were owned and operated for the entirety of the reporting periods being compared and excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and properties acquired, sold, or in the foreclosure process during the periods being compared and totals 79 properties as of December 31, 2015 and 2014.

2016 Outlook. We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	leasing vacant spaces, extending expiring leases at higher rents, processing the exercise of tenant options and, when possible, replacing underperforming tenants with tenants that can pay higher rent;

•	expediting the delivery of space to and the collection of rent from tenants with executed leases that have not yet commenced;

•	creating additional value from our existing assets by redevelopment of existing space, development of new space such as expansion and pad sites and by anchor repositioning; and

•
disposing of non-core assets and, when possible, reinvesting the proceeds in the redevelopment of and/or new development on existing properties and in acquiring additional properties meeting our investment criteria.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP”, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenue and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” of this report. Management considers an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated and combined results of operations or financial condition.

Our significant accounting policies are more fully described in Note 3 to the consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

Real Estate — The nature of our business as an owner, redeveloper and operator of retail shopping centers means that we invest significant amounts of capital into our properties. Depreciation, amortization and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. Real estate is capitalized and depreciated on a straight-line basis in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives which range from 3 to 40 years. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates. These assessments have a direct impact on our net income. Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized.

Real estate undergoing redevelopment activities is also carried at cost but no depreciation is recognized. All property operating expenses directly associated with and attributable to, the redevelopment, including interest, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when completed. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to impairment expense. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete. Generally, a redevelopment is considered substantially completed and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities. We assess fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities.

In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market renewal options, to be paid pursuant to the in-place leases and our estimate of the market lease rates and other lease provisions for comparable leases measured over a period equal to the estimated remaining term of the lease. Tenant related intangibles and improvements are amortized on a straight-line basis over the related lease term, including any bargain renewal options. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below market renewal option and include such renewal options in the calculation of in-place leases. If the value of below-market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated and combined financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Allowance for Doubtful Accounts — We make estimates of the collectibility of our current accounts receivable and straight-line rents receivable which require significant judgment by management. The collectibility of receivables is affected by numerous factors including current economic conditions, bankruptcies, and the ability of the tenant to perform under the terms of their lease agreement. While we make estimates of potentially uncollectible amounts and provide an allowance for them through bad debt expense, actual collectibility could differ from those estimates which could affect our net income.

With respect to the allowance for current uncollectible tenant receivables, we assess the collectibility of outstanding receivables by evaluating such factors as nature and age of the receivable, credit history and current financial condition of the specific tenant including our assessment of the tenant’s ability to meet its contractual lease obligations, and the status of any pending disputes or lease negotiations with the tenant.

The straight-line receivable arises from earnings recognized in excess of amounts currently due under the lease agreements. Due to the nature of the straight-line receivable, the collection period of these amounts typically extends beyond one year. The extended collection period for straight-line rents along with our evaluation of tenant credit risk may result in the deferral of a portion of straight-line rental income until the collection of such income is reasonably assured. These estimates have a direct impact on our earnings.

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

Recent Accounting Pronouncements

See Note 3 to the audited consolidated and combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recent accounting pronouncements that may affect us.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that we consolidated (or combined), owned and operated for the entirety of both periods being compared. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and properties acquired, sold, or in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or re-tenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally the first full year in which the property is 90% leased. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

We calculate same-property NOI using operating income as defined by GAAP reflecting only those income and expense items that are incurred at the property level, adjusted for the following items: lease termination fees, bankruptcy settlement income, non-cash rental income and ground rent expense, and income or expenses that we do not believe are representative of ongoing operating results, if any.

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

Same-Property NOI and Occupancy Information

NOI and same-property NOI are non-GAAP financial measures that aid in the assessment of the performance of our properties and portfolio as it relates to the total return on assets. The most directly comparable GAAP financial measure to NOI is income before income taxes. Same-property NOI increased by $7.1 million, or 4.1%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

The following table reconciles income before income taxes to NOI and same-property NOI for the year ended December 31, 2015 and 2014.

	For the year ended December 31,
(Amounts in thousands)	2015	2014
Income before income taxes	$42,642	$67,515
Interest income	(150)	(35)
Interest and debt expense	55,584	54,960
Operating income	98,076	122,440
Depreciation and amortization	57,253	53,653
General and administrative expense	32,044	17,820
Transaction costs	24,011	8,604
Subtotal	211,384	202,517
Less: non-cash rental income	(7,468)	(10,880)
Add: non-cash ground rent expense	1,346	1,531
NOI	205,262	193,168
Adjustments:
NOI related to properties being redeveloped	(16,039)	(15,598)
Tenant bankruptcy settlement and lease termination income	(4,022)	(260)
Management and development fee income from non-owned properties	(2,261)	(535)
Environmental remediation costs	1,379	(272)
NOI related to properties acquired, disposed or in foreclosure	(611)	(471)
Real estate tax settlement income related to prior periods	(532)	—
Other	(69)	(53)
Subtotal adjustments	(22,155)	(17,189)
Same-property NOI	$183,107	$175,979

Comparison of the Year Ended December 31, 2015 to 2014

Net income attributable to common shareholders for the year ended December 31, 2015 was $38.8 million compared to net income of $65.8 million for the year ended December 31, 2014. The following table summarizes certain line items from our consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2015 as compared to the same period of 2014:

	For the year ended December 31,
(Amounts in thousands)	2015	2014	$ Change
Total revenue	$322,945	$315,676	$7,269
Real estate taxes	$49,311	$49,835	$(524)
Property operating expenses	$50,595	$51,988	$(1,393)
Depreciation and amortization	$57,253	$53,653	$3,600
General and administrative expenses	$32,044	$17,820	$14,224
Transaction costs	$24,011	$8,604	$15,407
Interest and debt expense	$55,584	$54,960	$(624)
Income tax expense	$1,294	$1,721	$427
Net income attributable to noncontrolling interests	$2,563	$22	$2,541

Total revenue increased by $7.2 million to $322.9 million in 2015 from $315.7 million in 2014. The increase is primarily attributable to:

•	$3.7 million of tenant bankruptcy settlement and lease termination income;

•	$2.7 million in tenant expense reimbursements as a result of higher occupancy and recoverable costs; and

•	$1.7 million in management and development fees due to additional properties under management;

•	partially offset by a net decrease in property rentals of $0.9 million.
Real estate tax expenses decreased by $0.5 million to $49.3 million in 2015 from $49.8 million in 2014. The decrease is primarily attributable to $0.5 million of real estate tax settlement income received in 2015 related to prior periods.
Property operating expenses decreased by $1.4 million to $50.6 million in 2015 from $52.0 million in 2014. The decrease is primarily attributable to:

•	$0.8 million lower utility and insurance costs including amounts capitalized for properties in redevelopment;

•	$0.7 million of landlord costs associated with deferred maintenance on vacancies and other non-recurring expenses incurred in the fourth quarter of 2014;

•	partially offset by $0.1 million higher other property operating expenses incurred in the year ended December 31, 2015.
General and administrative expenses increased by $14.2 million to $32.0 million in 2015 from $17.8 million in 2014. The increase is primarily attributable to:

•	$7.1 million of share-based compensation expense, including the one-time issuance of LTIP units to certain executives in connection with our separation transaction; and

•	$7.1 million associated with operating as a separate, publicly traded company including added headcount and a separate executive team.
Transaction costs increased $15.4 million to $24.0 million in 2015 from $8.6 million in 2014. The increase is primarily attributable to:

•	$13.3 million of transaction costs incurred in connection with the separation transaction including $10.0 million of professional fees and $3.3 million of transfer taxes; and

•	$2.1 million of transaction costs related to acquisitions and potential transactions in 2015.
Interest and debt expense increased $0.6 million to $55.6 million in 2015 from $55.0 million in 2014. The increase is primarily attributable to:

•	$3.1 million related to recognition of a full year of interest on financing obtained for Las Catalinas on July 16, 2014;

•	$1.6 million of fees and amortization of deferred financing costs associated with the revolving credit facility entered into on January 15, 2015;

•	partially offset by $1.9 million of interest capitalized related to development projects in 2015;

•	$1.7 million of interest on $29.1 million of loans repaid during the first quarter of 2015 and $28.0 million of loans repaid in 2014; and

•	$0.5 million of interest due to the lowering of the interest rate of the mortgage loan secured by Montehiedra from 6.04% to 5.33% in connection with the debt restructuring on January 6, 2015.
Income tax expense decreased $0.4 million to $1.3 million in 2015 from $1.7 million in 2014. The decrease is attributable to an adjustment to update our projected annual income tax provision on our Puerto Rico properties based on estimated taxable income.

Net income attributable to noncontrolling interests increased $2.5 million to $2.6 million in 2015. The increase is attributable to the 5% noncontrolling interest in the property operations as well as net income of $2.5 million allocated to the OP and LTIP unit holders, representing a 5.8% weighted average interest in the Operating Partnership in the year ended December 31, 2015.

Comparison of the Year Ended December 31, 2014 to 2013

Net income for the year ended December 31, 2014 was $65.8 million compared to net income of $109.3 million for the year ended December 31, 2013. The following table summarizes certain line items from our consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2014 as compared to the same period of 2013:

	For the year ended December 31,
(Amounts in thousands)	2014	2013	$ Change
Total revenue	$315,676	$362,995	$(47,319)
Property operating expenses	$51,988	$45,845	$6,143
General and administrative expenses	$17,820	$19,376	$(1,556)
Real estate impairment loss	$—	$19,000	$(19,000)
Transaction costs	$8,604	$—	$8,604
Interest and debt expense	$54,960	$55,789	$(829)
Income tax expense	$1,721	$2,100	$(379)
Net income attributable to noncontrolling interests	$22	$21	$1

Total revenue decreased by $47.3 million to $315.7 million in 2014 from $363.0 million in 2013. The decrease is primarily attributable to:

•	$59.6 million as a result of a litigation settlement with Stop & Shop recognized in the year ended December 31, 2013;

•	partially offset by $8.7 million in tenant expense reimbursements due to higher real estate taxes and reimbursable property operating expenses;

•	$4.3 million in property rentals due to higher average rents and higher average occupancy in 2014; and

•	$0.7 million in other income due to certain one-time income items recognized in 2013.
Property operating expenses increased by $6.2 million to $52.0 million in 2014 from $45.8 million in 2013. The increase is primarily attributable to an increase in the amount of repairs and maintenance costs in the year ended December 31, 2014 including $3.3 million of higher snow removal costs.
General and administrative expenses decreased $1.6 million to $17.8 million in 2014 from $19.4 million in 2013. The decrease is primarily attributable to a lower average head count.
Transaction costs increased $8.6 million to $8.6 million in 2014. This increase is primarily attributable to:

•	$5.4 million of professional fees associated with the separation transaction; and

•	$3.2 million in a cash make-whole payment to Jeffrey S. Olson, Chairman and Chief Executive Officer of UE in accordance with his employment agreement.
Interest and debt expense decreased $0.8 million to $55.0 million in 2014 from $55.8 million in 2013. The decrease is primarily attributable to $0.8 million of interest associated with the repayment and refinancing of the existing mortgage loan secured by Bergen Mall in March 2013.
Income tax expense decreased by $0.4 million to $1.7 million in 2014 from $2.1 million in 2013. The decrease was attributable to an adjustment to update our projected annual income tax provision on our Puerto Rico properties based on estimated taxable income.

Net income attributable to noncontrolling interests remained consistent in 2014 as compared to 2013.

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent on a number of factors including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. Other sources of liquidity to fund cash requirements include proceeds from financings and asset sales. We anticipate that cash flows from continuing operations over the next 12 months, together with existing cash balances, will be adequate to fund our business operations, debt amortization and recurring capital expenditures.

Dividends

Our Board of Trustees declared a quarterly dividend of $0.20 per common share for each of the quarters in 2015, or an annual rate of $0.80. On February 18, 2016, the Board of Trustees declared a quarterly dividend of $0.20 per common share, payable on March 31, 2016 to shareholders of record on March 15, 2016. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of dividends to shareholders falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of December 31, 2015.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	December 31, 2015	December 31, 2015
Cross collateralized mortgage on 40 properties:
Fixed Rate	9/10/2020	4.33%	$533,459
Variable Rate(1)	9/10/2020	2.36%	60,000
Total cross collateralized			593,459
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	75,000
Englewood(3)	10/1/2018	6.22%	11,537
Montehiedra Town Center, Senior Loan(2)(4)	7/6/2021	5.33%	86,984
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
Bergen Town Center	4/8/2023	3.56%	300,000
Las Catalinas	8/6/2024	4.43%	130,000
Mount Kisco (Target)	11/15/2034	6.40%	15,285
Total mortgages payable			1,242,265
Unamortized debt issuance costs			(8,282)
Total mortgages payable, net unamortized debt issuance costs			$1,233,983

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)
On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. Refer to Note 7- Mortgages Payable of our consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. As of December 31, 2015 we are in default and remain in discussions with the special servicer to restructure the terms of the loan including the possibility that the lender will take possession of the property.

(4)
The carrying value of the senior loan secured by Montehiedra is presented net of unamortized fees. Refer to Note 7- Mortgages Payable of our consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $863.9 million as of December 31, 2015.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity.

On January 15, 2015, we entered into a $500 million unsecured Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement currently bear interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement.

During the year ended December 31, 2013, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $9.4 million has been funded as of December 31, 2015. This $20.0 million intercompany loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated financial statements. We incurred $2.0 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under the Troubled Debt Restructuring Topic of the FASB ASC. During the year ended December 31, 2015, amortization of the lender fees included within interest and debt expense totaled $0.3 million, for a net $1.7 million unamortized lender fees as of December 31, 2015.

Below is a summary of contractual obligations and commitments as of December 31, 2015:

(Amounts in thousands)	Commitments Due by Period
	Total	2016	2017	2018	2019	2020	Thereafter
Contractual cash obligations(1)
Long-term debt obligations	$1,540,659	$69,214	$69,300	$148,515	$64,792	$575,469	$613,369
Operating lease obligations	75,188	8,847	8,515	7,186	6,863	4,619	39,158
	$1,615,847	$78,061	$77,815	$155,701	$71,655	$580,088	$652,527
Commitments:
Standby letters of credit	$53	$53	—	—	—	—	—
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2015.

Capital Expenditures

The following table summarizes anticipated 2016 capital expenditures and leasing commissions.

(Amounts in thousands)
Maintenance Capital Expenditures	$13,100
Tenant Improvements	12,800
Leasing commissions	2,600
Total capital expenditures and leasing commissions	$28,500

As of December 31, 2015, we have approximately $122.8 million of redevelopment, development and anchor repositioning projects at various stages of completion and anticipate that these projects will require an additional $91.0 million over the next three years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, borrowings under our line of credit and/or using secured debt, or issuing equity.

Commitments and Contingencies

Letters of Credit: As of December 31, 2015, $0.1 million letters of credit were outstanding.

Loan Commitments: In January 2015 we completed a modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and other capital expenditures of which $9.4 million has been funded as of December 31, 2015.

Master Leases: Our mortgage loans are non-recourse to us.  However, in certain cases, we have master-leased tenant space.  These master leases terminate upon either the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of December 31, 2015, the aggregate amount of these master leases was approximately $9.2 million.

Insurance

We maintain general liability insurance with limits of $200 million per occurrence and all-risk property and rental value insurance coverage with limits of $500 million per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  We also maintain coverage for terrorism acts with limits of $500 million per occurrence and in the aggregate (excluding coverage for nuclear, biological, chemical or radiological terrorism events) as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Insurance premiums are allocated to each of the retail properties as well as warehouses.  We are responsible for deductibles and losses in excess of insurance coverage, which amounts could be material.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.

Our mortgage loans are non-recourse and contain customary covenants requiring adequate insurance coverage.  Although we believe that we currently have adequate insurance coverage for purposes of these agreements, we may not be able to obtain an equivalent amount of coverage at reasonable costs in the future.  If lenders insist on greater coverage than we are able to obtain, it could adversely affect our ability to finance our properties and expand our portfolio.

Environmental Matters

Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the estimated remediation costs, we accrued expenses of $1.4 million during the year ended December 31, 2015 for potential remediation at two properties. While this accrual reflects our best estimate of the potential costs of remediation, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there is no assurance that the identification of previously unidentified of contamination, changes in the scope of identified contamination, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies

Although base rent is supported by long-term lease contracts, tenants who file bankruptcy may have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. We are not aware of the pending bankruptcy of or announced store closings by any tenants in our shopping centers that would individually cause a material reduction in our revenues.

Inflation and Economic Condition Considerations

Most of our leases contain provisions designed to partially mitigate the impact of inflation. Although inflation has been low in recent periods and has had a minimal impact on the performance of our shopping centers, there are more recent data suggesting that inflation may be a greater concern in the future given economic conditions and governmental fiscal policy. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under the lease. A small number of our leases also include percentage rent clauses enabling us to receive additional rent based on tenant sales above a predetermined level, which sales generally increase as prices rise and are typically related to increases in the Consumer Price Index or similar inflation indices.

Summary of Cash Flows

Our cash flow activities are summarized as follows:

	Twelve Months Ended December 31,
(Amounts in thousands)	2015	2014	Increase (Decrease)
Net cash provided by operating activities	$138,078	$105,688	$32,390
Net cash used in investing activities	$(65,490)	$(44,504)	$(20,986)
Net cash provided by (used in) financing activities	$93,795	$(63,807)	$157,602

Cash and cash equivalents were $169.0 million at December 31, 2015, compared to $2.6 million as of December 31, 2014, an increase of $166.4 million. This increase resulted primarily from net cash provided by operating activities of $138.1 million for 2015, which was comprised of (i) $124.0 million increase in cash from operating income and (ii) $14.1 million net increase in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities. Net cash used in investing activities of $65.5 million for 2015 was comprised of (i) $36.3 million of real estate additions, (ii) $30.1 million of real estate acquisitions partially offset by, (iii) $0.9 million decrease in restricted cash related to a decrease in escrow deposits. Net cash provided by financing activities of $93.8 million for 2015 was comprised of (i) $227.7 million of Vornado’s contributions, net, in connection with the spin-off partially offset by, (ii) $79.2 million of dividends paid to common shareholders, (iii) $44.7 million for debt repayments, (iv) $5.2 million of debt issuance costs primarily related to our revolving credit facility, and (v) $4.9 million of distributions to redeemable noncontrolling interests.

Cash and cash equivalents were $2.6 million as of December 31, 2014, compared to $5.2 million as of December 31, 2013, a decrease of $2.6 million. This decrease resulted from $105.7 million of net cash provided by operating activities, offset by $44.5 million of net cash used in investing activities and $63.8 million of net cash used in financing activities. Our combined outstanding debt was $1.3 billion as of December 31, 2014, an $87.8 million increase from the balance as of December 31, 2013. Net cash provided by operating activities of $105.7 million was comprised of (i) net income of $65.8 million, (ii) $51.1 million of non-cash adjustments, which include depreciation and amortization and the effect of straight-lining of rental income, and (iii) the net decrease in operating assets and liabilities of $11.2 million. Net cash used in investing activities of $44.5 million was comprised of (i) $45.6 million of real estate additions and (ii) a $1.1 million decrease in restricted cash. Net cash used in financing activities of $63.8 million was comprised of (i) $42.5 million for debt repayments, (ii) $148.8 million of change in Vornado’s distributions, net, and (iii) $2.5 million of debt issuance costs, partially offset by (iv) $130.0 million of proceeds from borrowings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of December 31, 2015 or December 31, 2014.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

	2015			2014
(Amounts in thousands)	December 31, Balance	Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance	Weighted Average Interest Rate

Variable Rate	$60,000	2.36%	$600	$77,000	2.16%
Fixed Rate	1,182,265	4.25%	—	1,211,535	4.37%
	$1,242,265		$600	$1,288,535

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2015, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated and combined debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2015, the estimated fair value of our consolidated debt was $1.3 billion.

Other Market Risks

As of December 31, 2015, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2015 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2015, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Urban Edge Properties
New York, New York

We have audited the accompanying consolidated and combined balance sheets of Urban Edge Properties (the "Company") as of December 31, 2015 and 2014, and the related consolidated and combined statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated and combined financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated and combined financial statements and financial statement schedules based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated and combined financial statements, the combined financial statements of the Company include allocations of certain expenses from Vornado Realty Trust. These costs may not be reflective of the actual costs which would have been incurred had the Company operated as an independent, stand-alone entity separate from Vornado Realty Trust.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 19, 2016

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED BALANCE SHEETS
(Amounts in thousands, except share and per share amounts)

	December 31,	December 31,
	2015	2014
ASSETS
Real estate, at cost:
Land	$389,080	$378,096
Buildings and improvements	1,630,539	1,632,228
Construction in progress	61,147	8,545
Furniture, fixtures and equipment	3,876	3,935
Total	2,084,642	2,022,804
Accumulated depreciation and amortization	(509,112)	(467,503)
Real estate, net	1,575,530	1,555,301
Cash and cash equivalents	168,983	2,600
Cash held in escrow and restricted cash	9,042	9,967
Tenant and other receivables, net of allowance for doubtful accounts of $1,926 and $2,432, respectively	10,364	11,424
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $148 and $0, respectively	88,778	89,199
Identified intangible assets, net of accumulated amortization of $22,090 and $20,672, respectively	33,953	34,775
Deferred leasing costs, net of accumulated amortization of $12,987 and $12,121, respectively	18,455	17,653
Deferred financing costs, net of accumulated amortization of $709 and $0, respectively	2,838	—
Prepaid expenses and other assets	10,988	10,257
Total assets	$1,918,931	$1,731,176

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net of unamortized debt issuance costs of $8,282 and $10,353, respectively	$1,233,983	$1,278,182
Identified intangible liabilities, net of accumulated amortization of $65,220 and $62,395, respectively	154,855	160,667
Accounts payable and accrued expenses	45,331	26,924
Other liabilities	13,308	6,540
Total liabilities	1,447,477	1,472,313
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 99,290,952 shares issued and outstanding	993	—
Additional paid-in capital	475,369	—
Accumulated earnings (deficit)	(38,442)	—
Noncontrolling interests:
Redeemable noncontrolling interests	33,177	—
Noncontrolling interest in consolidated subsidiaries	357	341
Vornado equity	—	258,522
Total equity	471,454	258,863
Total liabilities and equity	$1,918,931	$1,731,176
 See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Amounts in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUE
Property rentals	$231,867	$232,592	$228,282
Tenant expense reimbursements	84,617	81,887	73,170
Income from Stop & Shop settlement	—	—	59,599
Management and development fees	2,261	535	606
Other income	4,200	662	1,338
Total revenue	322,945	315,676	362,995
EXPENSES
Depreciation and amortization	57,253	53,653	54,043
Real estate taxes	49,311	49,835	46,715
Property operating	50,595	51,988	45,845
General and administrative	32,044	17,820	19,376
Real estate impairment loss	—	—	19,000
Ground rent	10,129	10,304	10,137
Transaction costs	24,011	8,604	—
Provision for doubtful accounts	1,526	1,032	666
Total expenses	224,869	193,236	195,782
Operating income	98,076	122,440	167,213
Interest income	150	35	11
Interest and debt expense	(55,584)	(54,960)	(55,789)
Income before income taxes	42,642	67,515	111,435
Income tax expense	(1,294)	(1,721)	(2,100)
Net income	41,348	65,794	109,335
Less net income attributable to noncontrolling interests in:
Operating partnership	(2,547)	—	—
Consolidated subsidiaries	(16)	(22)	(21)
Net income attributable to common shareholders	$38,785	$65,772	$109,314

Earnings per common share - Basic:	$0.39	$0.66	$1.10
Earnings per common share - Diluted:	$0.39	$0.66	$1.10
Weighted average shares outstanding - Basic	99,252	99,248	99,248
Weighted average shares outstanding - Diluted	99,278	99,248	99,248

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(in thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Vornado Equity	Accumulated Earnings (Deficit)	Redeemable NCI	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2013	—	—	—	$389,590	—	—	$298	$389,888
Net income attributable to Vornado	—	—	—	109,314	—	—	—	109,314
Net income attributable to noncontrolling interests	—	—	—	—	—	—	21	21
Distributions to Vornado, net	—	—	—	(157,639)	—	—	—	(157,639)
Balance, December 31, 2013	—	—	—	341,265	—	—	319	341,584
Net income (loss) attributable to Vornado	—	—	—	65,772	—	—	—	65,772
Net income attributable to noncontrolling interests	—	—	—	—	—	—	22	22
Distributions to Vornado, net	—	—	—	(148,515)	—	—	—	(148,515)
Balance, December 31, 2014	—	—	—	258,522	—	—	341	258,863
Net income (loss) attributable to common shareholders(1)	—	—	—	(2,022)	40,807	—	—	38,785
Net income attributable to noncontrolling interests	—	—	—	—	—	2,547	16	2,563
Limited partnership units issued to Vornado at separation	—	—	—	(27,649)	—	27,649	—	—
Contributions from Vornado(3)	—	—	—	245,067	—	—	—	245,067
Issuance of shares in connection with separation	99,247,806	993	472,925	(473,918)	—	—	—	—
Common shares issued:
Under Omnibus share plan	31,739	—	—	—	—	—	—	—
Under dividend reinvestment plan	11,407	—	258	—	(258)	—	—	—
Dividends on common shares ($0.80 per share)	—	—	—	—	(79,167)	—	—	(79,167)
Share-based compensation expense	—	—	2,186	—	176	7,899	—	10,261
Distributions to redeemable NCI ($0.80 per unit)(2)	—	—	—	—	—	(4,918)	—	(4,918)
Balance, December 31, 2015	99,290,952	$993	$475,369	$—	$(38,442)	$33,177	$357	$471,454
 (1) Net loss earned from January 1, 2015 through January 15, 2015 is attributable to Vornado as it was the sole shareholder prior to January 15, 2015. Refer to Note 1 - Organization.
(2) Included in Distributions to redeemable NCI are distributions to Outperformance Plan Units(“OPP”) Units which are equivalent to 10% of dividends paid on common shares, or $6.4 thousand.
(3) Included in Contributions from Vornado is a $3.7 million deferred tax liability related to our properties in Puerto Rico. Refer to Note 8 - Income Taxes.

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(in thousands)

	Twelve Months Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,348	$65,794	$109,335
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,299	54,897	55,404
Amortization of deferred financing costs	2,738	1,660	1,882
Real estate impairment losses	—	—	19,000
Amortization of below market leases, net	(7,907)	(8,762)	(8,159)
Straight-lining of rent	333	(1,559)	(2,718)
Share-based compensation expense	10,261	3,878	2,732
Non-cash separation costs paid by Vornado	17,403	—	—
Provision for doubtful accounts	1,526	1,032	666
Change in operating assets and liabilities:
Tenant and other receivables	(4)	(5,914)	46,952
Prepaid and other assets	(3,611)	(1,196)	14,705
Accounts payable and accrued expenses	11,300	(4,929)	934
Other liabilities	6,392	787	(206)
Net cash provided by operating activities	138,078	105,688	240,527
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(36,290)	(39,509)	(24,926)
Acquisition of real estate	(30,125)	(6,077)	—
Decrease in cash held in escrow and restricted cash	925	1,082	(2,087)
Net cash used in investing activities	(65,490)	(44,504)	(27,013)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(44,654)	(42,481)	(367,704)
Contributions from (distributions to) Vornado	227,732	(148,786)	(160,370)
Dividends paid to shareholders	(79,167)	—	—
Distributions to redeemable noncontrolling interests	(4,918)	—	—
Debt issuance costs	(5,198)	(2,540)	(1,562)
Proceeds from borrowings	—	130,000	317,000
Net cash provided by financing activities	93,795	(63,807)	(212,636)
Net increase in cash and cash equivalents	166,383	(2,623)	878
Cash and cash equivalents at beginning of year	2,600	5,223	4,345
Cash and cash equivalents at end of year	$168,983	$2,600	$5,223
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $1,856, $0 and $0, respectively)	$52,814	$53,133	$53,669
Cash payments for income taxes	$1,907	$1,342	$1,751
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	$8,699	$1,592	$277
Write off of fully depreciated assets	$10,588	$2,612	$64,224
 See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	ORGANIZATION

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
As of December 31, 2015 our portfolio consisted of 80 shopping centers, three malls and a warehouse park totaling 14.8 million square feet. Prior to the separation, the portfolio is referred to as “UE Businesses”.
Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of the separation.
Pursuant to a separation and distribution agreement between UE and Vornado (the “Separation Agreement”), the interests in certain properties held by Vornado’s operating partnership, Vornado Realty L.P. (“VRLP”), were contributed or otherwise transferred to UE in exchange for 100% of our outstanding common shares. Following that contribution, VRLP distributed 100% of our outstanding common shares to Vornado and the other common limited partners of VRLP, pro rata with respect to their ownership of common limited partnership units in VRLP. Vornado then distributed all of the UE common shares it had received from VRLP to Vornado common shareholders on a pro rata basis. As a result, VRLP common limited partners and Vornado common shareholders all received common shares of UE in the spin-off at a ratio of one common share of UE to every two VRLP common units and every two common shares of Vornado.
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

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated balance sheet as of December 31, 2015 reflects the consolidation of properties that are wholly-owned and properties in which we own less than 100% interest in which we have a controlling interest. The consolidated and combined statement of income for the year ended December 31, 2015 includes the consolidated accounts of the Company and the combined accounts of UE Businesses. Accordingly, the results presented for the year ended December 31, 2015 reflect the operations, changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial statements for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the UE Businesses. All intercompany transactions have been eliminated in consolidation and combination. Additionally, the financial statements reflect the common shares as of the date of the separation as outstanding for all periods prior to the separation.

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

Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations.
For the year ended December 31, 2013, $6.5 million has been reclassified from general and administrative expenses to property operating expenses to conform to current period presentation.

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

Real Estate — Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations and improvements that improve or extend the useful lives of assets are capitalized. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when completed. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to impairment expense. We capitalize all property operating expenses directly associated with and attributable to the development of a project, including interest expense. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete. Depreciation is recognized on a straight-line basis over estimated useful lives which range from 3 to 40 years. Tenant related intangibles and improvements are amortized on a straight-line basis over the lease term, including any bargain renewal options.

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated and combined financial statements. The evaluation of anticipated cash flows is subjective and is based, in part, on assumptions regarding future occupancy, rental rates and capital requirements that could differ materially from actual results. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

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

Deferred Financing Costs — Deferred financing costs include fees associated with our revolving credit agreement. Such fees are amortized on a straight-line basis over the terms of the related revolving credit agreement as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. No amounts have been drawn to date under the agreement.

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

Share-Based Compensation — We grant stock options, LTIP units, OP units, restricted stock awards and performance-based units to our officers, trustees and employees. The term of each award is determined by the compensation committee of our Board of

Trustees (the “Compensation Committee”), but in no event can such term be longer than ten years from the date of grant. The vesting schedule of each award is determined by the Compensation Committee, in its sole and absolute discretion, at the date of grant of the award. Dividends are paid on certain shares of non-vested restricted stock, which makes the restricted stock a participating security.

Fair value is determined, depending on the type of award, using either the Black-Scholes option-pricing model or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date. In using the Black-Scholes option-pricing model, expected volatilities, dividend yields and employee forfeitures are primarily based on available implied data and peer group companies historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

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

Income Taxes — Our two Puerto Rico malls are subject to income taxes which are based on estimated taxable income and are included in income tax expense in the consolidated and combined statements of income. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the shopping centers, as well as other timing differences.

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2015. As of December 31, 2015, The Home Depot was our largest tenant with 7 stores which comprised an aggregate of 865,000 square-feet (unaudited) and accounted for approximately $14.2 million, or 6.3% of minimum rental income for the year ended December 31, 2015.

Recently Issued Accounting Literature

In May 2014, the FASB issued an update (“2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an update (“2015-09”) Revenue from Contracts with Customers to ASC Topic 606), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2015-09 is effective beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this standard will have on our consolidated and combined financial statements.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation. Under amendments in this update, all reporting entities are within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 is effective for public businesses for interim and annual periods beginning after December 15, 2015. This ASU is effective for the Company beginning in the first quarter of the year ended December 31, 2016. We have evaluated the impact of the adoption of ASU 2015-02 on our consolidated and combined financial statements and have determined under ASU 2015-02 the Company’s operating partnership is considered a variable interest entity (“VIE”). However, the Company meets the disclosure exemption criteria as the Company is the primary beneficiary of the VIE and the Company’s partnership interest is considered a majority voting interest. As such, this standard will not have a material impact on our consolidated and combined financial statements.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835-30 Interest - Imputation of Interest. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company elected to early adopt ASU 2015-03 effective as of December 31, 2015 with a retrospective application to the December 31, 2014 combined balance sheet. The effect of ASU 2015-03 was to reclassify the net unamortized balance of debt issuance costs of $10.4 million as of December 31, 2014 from deferred financing costs to a contra liability deduction of mortgages payable. Mortgages payable as of December 31, 2015 are presented net of $8.3 million of unamortized deferred financing costs. The adoption of ASU 2015-03 did not impact our results of operations or cash flows.

In August 2015, the FASB issued an update (“ASU 2015-15”) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements. ASU 2015-15 is derived from SEC paragraphs pursuant to the SEC staff announcement at the June 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The SEC paragraphs state that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that line-of-credit arrangement. ASU 2015-15 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The Company elected to early adopt ASU 2015-15 as of December 31, 2015. The adoption did not have an impact on our consolidated and combined financial position, results of operations or cash flows.

In September 2015, the FASB issued an update (“ASU 2015-16”) Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosures requirements related to the adjustments. ASU 2016-15 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this standard is not expected to have an impact on our consolidated and combined financial position, results of operations or cash flows.

In January 2016, the FASB issued an update (“ASU 2016-01”) Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises an entity’s accounting related to: (i) the classification and measurement of investments in equity securities; (ii) the presentation of certain fair value changes for financial liabilities measured at fair value; and (iii) amends certain disclosure requirements associated with the fair value of financial instruments, including eliminating the requirement for public business entities to disclose the method and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this standard is not expected to have an impact on our consolidated and combined financial position, results of operations or cash flows.

4.	ACQUISITIONS

During the year ended December 31, 2015 the Company acquired three properties with existing leases. All acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets based on their estimated fair values at date of acquisition. The preliminary measurements of fair value are subject to change. The Company expects to finalize the valuations and complete the purchase price allocation within one year from the dates of acquisition. During the year ended December 31, 2014 the Company purchased land for $6.1 million, accounted for as an asset acquisition.
The following table provides a summary of acquisition activity during the year ended December 31, 2015:

Date Purchased	Property Name	City	State	Square Feet/Acres		Purchase Price
				(unaudited)		(in thousands)
April 29, 2015	Bergen Town Center - outparcel	Paramus	NJ	0.8	(1)	$2,750
June 29, 2015	Lawnside - outparcel	Lawnside	NJ	2,000		375
December 23, 2015	Pan Bay Center	Queens	NY	46,000	(2)	27,000
				Total		$30,125
(1) In acres.
(2) The purchase price has been preliminarily allocated to real estate assets acquired and liabilities assumed, as applicable, in accordance with our accounting policies for business combinations. The purchase price and related accounting will be finalized after our valuation studies are complete.

The aggregate purchase price of the above property acquisitions have been allocated as follows:

Amount
(in thousands)
Land	$17,145
Buildings and improvements	12,821
Identified intangible assets	1,760
Deferred leasing costs	594
Identified intangible liabilities	(2,195)
$30,125
During the year ended December 31, 2015, we did not recognize any material measurement period adjustments related to prior or current year acquisitions. We expensed approximately $1.3 million of transaction-related costs in connection with completed or pending property acquisitions which are included in Transaction costs in the consolidated and combined statements of operations.
In conjunction with the acquisition of Pan Bay Center, we entered into reverse Section 1031 like-kind exchange agreements with third party intermediaries, which, for a maximum of 180 days, allow us to defer for tax purposes, gains on the sale of other properties identified and sold within the period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition dates, the third party intermediaries are the legal owner of the properties; however, we control the activities that most significantly impact each property and retain all of the economic benefits and risks associated with each property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of this variable interest entity and consolidated the properties and their operations as of the acquisition date.

5.	RELATED PARTY TRANSACTIONS

For periods prior to the separation, certain corporate costs borne by Vornado for management and other services including, but not limited to, reporting, legal, tax, information technology and human resources have been allocated to the properties in the combined financial statements using a reasonable allocation methodology as described in Note 2. An allocation of $12.7 million and $11.9 million is included as a component of general and administrative expenses in the combined statements of income for the years ended December 31, 2014 and 2013, respectively. The allocated amounts do not necessarily reflect what actual costs would have been if the UE Businesses were a separate stand-alone public company and actual costs may be materially different.

Vornado has agreed to provide transition services to the Company for up to two years from the date of separation pursuant to a transition services agreement between the Company and Vornado including human resources, information technology, risk management, tax services and office space. The fees charged to us by Vornado for these transition services approximate the actual cost incurred by Vornado in providing such services. As of December 31, 2015 there were no amounts due to Vornado related to such services. For the year ended December 31, 2015, there were $2.4 million of costs paid to Vornado included in general and administrative expenses, which consisted of $2.0 million of transition services fees and $0.4 million of rent expense for one of our office locations.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into a property management agreement under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado. As of, and for the twelve months ended December 31, 2015, Vornado owned 32.4% of Alexander’s, Inc. We recognized management and development fee income of $2.3 million, $0.5 million and $0.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015 and December 31, 2014, there were $0.7 million and $0.2 million of fees, respectively, due from Vornado included in tenant and other receivables in our consolidated and combined balance sheets.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $34.0 million and $154.9 million as of December 31, 2015, respectively, and $34.8 million and $160.7 million as of December 31, 2014, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $7.9 million, $8.8 million and $8.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$7,500
2017	7,448
2018	7,227
2019	7,204
2020	7,211

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $1.5 million, $1.6 million and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Estimated annual amortization of these identified intangible assets for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$1,598
2017	1,523
2018	1,341
2019	1,220
2020	1,177

Certain of the shopping centers were acquired subject to ground leases or ground and building leases.  Amortization of these acquired below-market leases resulted in additional rent expense of $1.0 million, $1.0 million and $1.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.  Estimated annual amortization of these below-market leases for each of the five succeeding years commencing January 1, 2016 is as follows:

(Amounts in thousands)
2016	$972
2017	972
2018	972
2019	972
2020	972

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of December 31, 2015 and December 31, 2014.

		Interest Rate at	December 31	December 31,
(Amounts in thousands)	Maturity	December 31, 2015	2015	2014
Cross collateralized mortgage on 40 properties:
Fixed Rate	9/10/2020	4.33%	$533,459	$547,231
Variable Rate(1)	9/10/2020	2.36%	60,000	60,000
Total cross collateralized			593,459	607,231
First mortgages secured by:
Mount Kisco (A&P)(4)	2/11/2015	5.32%	—	12,076
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	75,000	75,000
Staten Island (Forest Plaza)(3)	7/6/2018	1.47%	—	17,000
Englewood(5)	10/1/2018	6.22%	11,537	11,571
Montehiedra Town Center, Senior Loan(2)(6)	7/6/2021	5.33%	86,984	120,000
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	—
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Mount Kisco (Target)(7)	11/15/2034	6.40%	15,285	15,657
	Total mortgages payable		1,242,265	1,288,535
	Unamortized debt issuance costs		(8,282)	(10,353)
Total mortgages payable, net unamortized debt issuance costs			$1,233,983	$1,278,182

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)	On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. Refer to “Troubled Debt Restructuring” disclosure below.

(3)	The loan secured by Staten Island (Forest Plaza) was repaid on March 10, 2015.

(4)	The loan secured by Mount Kisco (A&P) was repaid on February 11, 2015.

(5)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. As of December 31, 2015 we are in default and remain in discussions with the special servicer to restructure the terms of the loan including the possibility that the lender will take possession of the property.

(6)	The carrying value of the senior loan secured by Montehiedra is presented net of unamortized fees. Refer to “Troubled Debt Restructuring” disclosure below.

(7)
The mortgage payable balance on the loan secured by Mt. Kisco (Target) includes $1.1 million and $1.2 million of unamortized debt discount as of December 31, 2015 and December 31, 2014, respectively. The effective interest rate including amortization of the debt discount is 7.40%.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $863.9 million as of December 31, 2015.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2015, we were in compliance with all debt covenants.

As of December 31, 2015, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2016	$16,119
2017	16,784
2018	99,708
2019	17,320
2020	535,114
Thereafter	557,220
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

Deferred financing fees associated with the Agreement are included in deferred financing fees in the consolidated and combined balance sheets until amounts are drawn under the Agreement. Once there is a balance outstanding on the Agreement, deferred financing fees will be reclassified and shown as a deduction of the outstanding debt balance on the Agreement.

Troubled Debt Restructuring

During the year ended December 31, 2013, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $9.4 million has been funded as of December 31, 2015. This $20.0 million intercompany loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated financial statements. We incurred $2.0 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under the Troubled Debt Restructuring Topic of the FASB ASC. During the year ended December 31, 2015, amortization of the lender fees included within interest and debt expense totaled $0.3 million, for a net $1.7 million unamortized lender fees as of December 31, 2015.

8.	INCOME TAXES

We will elect to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of our tax return for the 2015 fiscal year. Under those sections, a REIT, which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the separation from Vornado, UE Businesses historically operated under Vornado’s REIT structure. As Vornado operates as a REIT and distributes 100% of taxable income, no provision for federal income taxes has been made in the accompanying consolidated and combined financial statements. We intend to continue to adhere to these requirements and maintain our REIT status in future periods. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.

The following summarizes the tax status of dividends paid:

Year Ended December 31,
2015
Dividend paid per share	$0.80
Ordinary income	100%
Return of capital	—%
Capital gains	—%
Our two Puerto Rico malls are subject to income taxes which are based on estimated taxable income and are included in income tax expense in the combined statements of income. We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated and combined statements of income. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary “QRS”).

Income taxes have been provided for on the asset and liability method as required by the Income Taxes Topic of the FASB ASC. Under the asset and liability method, deferred income taxes are recognized for the temporary differences between the financial reporting bases and the tax bases of the assets and liabilities. A deferred tax asset valuation allowance is recorded when it has been determined that it is more-likely-than-not that the deferred tax asset will not be realized. If a valuation allowance is needed, a subsequent change in circumstances in future periods that causes a change in judgment about the realization of the related deferred tax amount could result in the reversal of the deferred tax valuation allowance. There is no valuation allowance as of December 31, 2015 and 2014.

Our Puerto Rico properties are subject to a 29% non-resident withholding tax and a 0.5% Puerto Rico gross receipts tax. The Puerto Rico tax expense recorded was $1.3 million, $1.7 million and $2.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Income tax expense consists of the following:

	Year Ended December 31,
(in thousands)	2015	2014	2013
Income tax expense:
Current	$1,417	$1,721	$2,100
Deferred(1)	(123)	—	—
Total income tax expense	$1,294	$1,721	$2,100
(1) The deferred portion of income tax expense related to temporary differences for periods prior to the separation date are reflected as contributions from Vornado in the consolidated and combined statement of changes in equity.

A net deferred tax liability of $3.6 million is included in our consolidated balance sheet within Other Liabilities as of December 31, 2015, consisting of temporary differences related to our two Puerto Rico properties consisting of a deferred tax liability of $4.5 million offset by a deferred tax asset of $0.9 million. The deferred tax liability of $4.5 million is comprised of $2.2 million of tax depreciation in excess of GAAP depreciation, $2.0 million straight-line rents and $0.3 million of amortization of acquired leases not recorded for tax purposes. The deferred tax asset of $0.9 million is comprised of $0.4 million of GAAP to tax depreciation adjustment, $0.3 million of amortization of deferred financing fees not recorded for tax purposes and $0.2 million excess of bad debt expense for tax purposes.
The temporary differences related to our two Puerto Rico properties were reflected in the historical results of operations and carrying amounts of our assets and liabilities transferred to UE Businesses. However, the deferred tax liability was not recorded prior to the separation date and therefore was not presented on the carved-out and combined financial statements of UE Businesses. The adjustment to account for the temporary differences between UE Businesses net income and taxable income for periods prior to the separation date was recorded in the quarter ended December 31, 2015. This resulted in a $3.6 million increase to deferred tax liability on the consolidated and combined balance sheets and a corresponding $3.6 million decrease to contributions from Vornado on the consolidated and combined statement of changes in equity. The temporary differences resulting from activity during the year ended December 31, 2015 is recorded within Income Tax Expense on the consolidated and combined statements of income.
Below is a table summarizing the net deferred income tax liability balance:

(in thousands)
Balance at January 1, 2015	$(3,730)
Change in deferred tax assets:
Depreciation	(123)
Amortization of deferred financing costs	254
Provision for doubtful accounts	(72)
Change in deferred tax liabilities:
Depreciation	(2)
Straight-line rent	51
Amortization of acquired leases	15
Balance at December 31, 2015	$(3,607)

The Company accounts for uncertainties in income tax law in accordance with FASB ASC, under which tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement with the tax authority assuming full knowledge of the position and relevant facts. The Company believes that it has appropriate support for the income tax positions taken and to be taken on its tax returns and that its accruals for tax liabilities are adequate for all open tax years based on an assessment of many factors including past experience and interpretations of tax laws applied to the facts of each matter. Federal and state tax returns are open from 2011 and forward for the Company.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

During the year ended December 31, 2013, the Company recognized impairment charges of $19.0 million to write down Bruckner Boulevard to fair value. The fair value of this asset was determined using widely accepted valuation techniques, including (i) discounted cash flow analysis, which considers, among other things, leasing assumptions, growth rates, discount rates and terminal capitalization rates, (ii) income capitalization approach, which considers prevailing market capitalization rates, and (iii) comparable sales activity.  The discounted cash flow models include all estimated cash inflows and outflows over a specified holding period. These cash flows were comprised of unobservable inputs which include forecasted revenues and expenses based upon market conditions and expectations for growth. The fair value of Bruckner Boulevard as of December 31, 2013 determined using the discounted cash flow model analysis, was $142.0 million, and classified as Level 3 in the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated and combined balance sheets include cash and cash equivalents and mortgages payable.  Cash and cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The rates used range from 2.0% to 2.3% and 1.5% to 3.7% as of December 31, 2015 and 2014, respectively. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2015 and December 31, 2014.

	As of December 31, 2015		As of December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$168,983	$168,983	$2,600	$2,600
Liabilities:
Mortgages payable	$1,242,265	$1,262,483	$1,288,535	$1,327,000

The following interest rates were used by the Company to estimate the fair value of mortgages payable:

	December 31,
	2015		2014
	Low	High	Low	High
Mortgages payable	2.0%	2.3%	1.5%	3.7%

10.     LEASES

As Lessor

We lease space to tenants under operating leases which expire from 2015 to 2072.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales.

Future base rental revenue under these non-cancelable operating leases excluding extension options is as follows:

(Amounts in thousands)
Year Ending December 31,
2016	$224,435
2017	219,072
2018	204,979
2019	185,650
2020	160,453
Thereafter	1,003,440

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales or reimbursements.  For the years ended December 31, 2015, 2014 and 2013, these additional rents were $1.2 million, $1.5 million, and $1.2 million, respectively.

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

Letters of Credit: As of December 31, 2015, $0.1 million letters of credit were outstanding.

Loan Commitments: In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and building capital expenditures of which $9.4 million has been funded as of December 31, 2015.

Master Leases: Our mortgage loans are non-recourse to us.  However, in certain cases we have provided master leased tenant space.  These master leases terminate either upon the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of December 31, 2015, the aggregate amount of these master leases was approximately $9.2 million.

Redevelopment: As of December 31, 2015, we have approximately $122.8 million of active development, redevelopment and anchor repositioning projects underway of which $91.0 million remains to be funded as of December 31, 2015. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next three years.

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

Environmental Matters

Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we accrued expenses of $1.4 million during the year ended December 31, 2015 for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

12.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated and combined balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2015	December 31, 2014
Other assets	$2,467	$2,983
Prepaid expenses:
Real estate taxes	5,646	4,298
Insurance	1,934	2,121
Rent, licenses/fees	941	855
Total Prepaid expenses and other assets	$10,988	$10,257

13.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated and combined balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2015	December 31, 2014
Deferred ground rent expense	$6,038	$5,662
Deferred tax liability, net	3,607	—
Deferred tenant revenue	2,284	878
Environmental remediation costs	1,379	—
Total Other liabilities	$13,308	$6,540

14.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense.

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Interest expense	$52,846	$53,300	$53,907
Amortization of deferred financing costs	2,738	1,660	1,882
Total Interest and debt expense	$55,584	$54,960	$55,789

15.     NONCONTROLLING INTEREST

Redeemable Noncontrolling Interests

Redeemable noncontrolling interests include OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed. During the twelve months ended December 31, 2015, 433,040 LTIP units were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”). The total of the OP units and LTIP units represent a 5.8% weighted-average interest in the Operating Partnership for the year ended December 31, 2015. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for the Company’s common shares on a one-for-one basis, or, for cash, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for the Company’s common shares on a one-for-one basis, or, for cash, solely at our election.

Noncontrolling Interests

The noncontrolling interests relate to portions of consolidated subsidiaries held by noncontrolling interest holders. We own a 95% interest in our property in Walnut Creek, CA (Mt. Diablo). The net income attributable to noncontrolling interest is presented separately in our consolidated and combined statements of income.

16.     SHARE-BASED COMPENSATION

On January 7, 2015 our board and initial shareholder approved the Urban Edge Properties 2015 Omnibus Share Plan, under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, LTIP units, operating partnership units and restricted shares were granted on February 17, 2015, March 12, 2015, April 20, 2015, May 11, 2015, August 17, 2015, and November 6, 2015. We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the year ended December 31, 2015, 11,407 shares were issued under the DRIP.
Outperformance Plan Units (“OPP Units”) are multi-year, performance-based equity compensation plans under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn compensation payable in the form of equity awards if, and only if, we outperform a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to a relative TSR in any year during the requisite performance periods as described below. The aggregate notional amount of the 2015 OPP is $9.5 million.
Awards under the 2015 OPP may be earned if we (i) achieve a TSR level greater than 7% per annum, or 21% over the three-year performance measurement period (the “Absolute Component”), and/or (ii) achieve a TSR equal to or above, that of the 50th percentile of a retail REIT peer group (“Peer Group”) comprised of 16 of our peer companies, over a three-year performance measurement period (the “Relative Component”). To the extent awards would be earned under the Absolute Component but we underperformed our Peer Group, such awards earned under the Absolute Component would be reduced (and potentially fully negated) based on the degree to which we underperformed our Peer Group. In certain circumstances, in the event we outperform our Peer Group but awards would not otherwise be earned under the Absolute Component, awards may be increased under the Relative Component. Dividends on awards accrue during the measurement period.
If the designated performance objectives are achieved, OPP Units are also subject to time-based vesting requirements. Awards earned under the 2015 OPP vest 50% in year three, 25% in year four and 25% in year five. Our executive officers are required to hold earned 2015 OPP awards for one year following vesting.
The fair value of the 2015 OPP on the date of grant was $3.6 million using a Monte Carlo simulation to estimate the fair value based on the probability of satisfying the market conditions and the projected stock price at the time of payment, discounted to the valuation date over a three year performance period. Assumptions include historic volatility (25.0%), risk-free interest rates (1.2%), and historic daily return as compared to our Peer Group (which ranged from 19.0% to 27.0%). Such amount is being amortized into expense over a five-year period from the date of grant, using a graded vesting attribution model. In the year ended December 31, 2015, we recognized $0.2 million of compensation expense related to OPPs. As of December 31, 2015, there was $3.4 million of total unrecognized compensation cost related to the OPPs, which will be recognized over a weighted-average period of 3.6 years.
All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. As of December 31, 2015, the weighted average contractual term of shares under option outstanding at the end of the period is 9.1 years. The following table presents stock option activity during the year ended December 31, 2015:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Expected Term
			(In years)
Outstanding at January 1, 2015	—	—	—
Granted	2,302,762	$23.89	6.15
Exercised	—	—	—
Forfeited or expired	(13,623)	24.46	—
Outstanding at December 31, 2015	2,289,139	$23.89	6.15
Exercisable at December 31, 2015	6,812	24.46	—

During the year ended December 31, 2015, the fair value of the options granted was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	February 17, 2015	March 12, 2015	April 20, 2015	August 17, 2015
Risk-free interest rate	1.76%	1.91%	1.60%	1.95%
Expected option life	6	6.5	6.25	6.25
Expected volatility	24.00%	25.00%	26.00%	27.00%
The options were granted with an exercise price equivalent to the average of the high and low stock price on the grant date. No options were granted during the years ended December 31, 2014 and 2013.

The following table presents information regarding restricted share activity during the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2015	—	—
Granted	35,460	$22.84
Vested	(1,022)	24.46
Forfeited	(3,721)	24.18
Unvested at December 31, 2015	30,717	$22.62
During the year ended December 31, 2015, we granted 35,460 restricted shares, respectively, that are subject to forfeiture and vest over periods ranging from one to five years. The total grant date value of the 1,022 restricted shares vested during the year ended December 31, 2015 was $25.0 thousand.

In connection with the separation transaction, there were 433,040 LTIP units issued to executives during the year ended December 31, 2015, 343,232 of which were immediately vested. The remaining 89,808 units vest over a weighted average period of 2.5 years.

Share-based compensation expense, which is included in general and administrative (“G&A”) expenses in our consolidated statements of income, is summarized as follows:

Year Ended December 31,
(Amounts in thousands)	2015
Share-based compensation expense components included in G&A(2):
Restricted share expense	$282
Stock option expense	1,901
LTIP expense	7,748
2015 OPP expense	153
OPP expense(1)	177
Total Share-based compensation expense	$10,261
(1) OPP Expense for the year ended December 31, 2015 is the unrecognized compensation expense of awards issued under Vornado’s OPP for UE employees who were previously Vornado employees. The remaining OPP unrecognized compensation expense was transferred from Vornado to UE as of the separation date and is amortized on a straight-line basis over the remaining life of the OPP awards issued.
(2) We did not have any equity awards issued prior to the date of the separation. Share-based compensation expense amounts of $3.9 million and $2.7 million included in general and administrative expenses in our combined statements of income for the years ended December 31, 2014 and 2013, respectively, are related to Vornado equity awards issued prior to the separation for Vornado employees.

As of December 31, 2015, we had a total of $12.4 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards issued by Vornado. This expense is expected to be recognized over a weighted-average period of 3.2 years.

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

The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the year ended December 31, 2015, there were options outstanding for 2,289,139 shares that potentially could be exercised for common shares. These options, with exercise prices ranging from $22.83 to $24.46, have been excluded from the diluted EPS calculation, as their effect is anti-dilutive to the Company’s net income because the option prices were greater than the average market prices of our common shares during the periods presented below. In addition, there were 30,717 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the year ended December 31, 2015 included the 25,829 weighted average unvested restricted shares outstanding, as their effect is dilutive.

The effect of the redemption of OP and LTIP units is not reflected in the computation of basic and diluted earnings per share, as they are redeemable for common shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated and combined financial statements. As such, the assumed redemption of these units would have no net impact on the determination of diluted earnings per share since they would be anti-dilutive.

As described in Note 2, the common shares outstanding at the date of the separation are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share data)	2015	2014	2013
Numerator:
Net income	$41,348	$65,794	$109,335
Less: Net income attributable to participating securities	(2,563)	(22)	(21)
Net income available for common shareholders	$38,785	$65,772	$109,314

Denominator:
Weighted average common shares outstanding - basic	99,252	99,248	99,248
Effect of dilutive securities:
Restricted stock	26	—	—
Weighted average common shares outstanding - diluted	99,278	99,248	99,248

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.39	$0.66	$1.10
Earnings per common share - Diluted	$0.39	$0.66	$1.10

18.     QUARTERLY FINANCIAL DATA (unaudited)

	Three Months Ended,
(Amounts in thousands, except per share amounts)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$80,622	$79,825	$78,715	$83,783
Operating income	$29,576	$34,011	$30,807	$3,682
Net income	$16,167	$20,045	$17,153	$(12,017)
Net income attributable to noncontrolling interests in operating partnership	$(942)	$(1,179)	$(986)	$560
Net income attributable to noncontrolling interests in consolidated subsidiaries	$1	$(6)	$(5)	$(6)
Net income attributable to common shareholders	$15,226	$18,860	$16,162	$(11,463)
Earnings (loss) per common share - Basic	$0.15	$0.19	$0.16	$(0.12)
Earnings (loss) per common share - Diluted	$0.15	$0.19	$0.16	$(0.12)

	Three Months Ended,
	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014
Total revenue	$79,808	$76,416	$76,820	$82,632
Operating income	$30,734	$28,465	$31,473	$31,768
Net income	$16,208	$13,646	$18,024	$17,916
Net income attributable to noncontrolling interests in operating partnership	$—	$—	$—	$—
Net income attributable to noncontrolling interests in consolidated subsidiaries	$(6)	$(5)	$(6)	$(5)
Net income attributable to Vornado	$16,202	$13,641	$18,018	$17,911
Earnings per common share - Basic(1)	$0.16	$0.14	$0.18	$0.18
Earnings per common share - Diluted(1)	$0.16	$0.14	$0.18	$0.18
(1) As described in Note 2, the common shares outstanding at the date of the separation are reflected as outstanding for all periods prior to the separation.

19.     SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2015 consolidated and combined balance sheet date for potential recognition or disclosure in our consolidated and combined financial statements.

On February 18, 2016, the Board of Trustees declared a quarterly dividend of $0.20 per common share, payable on March 31, 2016 to stockholders of record on March 15, 2016.

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
Management’s Annual Report on Internal Control over Financial Reporting
The management of Urban Edge Properties and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework)

(the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Trustees
Urban Edge Properties
New York, New York

We have audited the internal control over financial reporting of Urban Edge Properties (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding allocations of certain expenses from Vornado Realty Trust as discussed in Note 2 to the consolidated and combined financial statements.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 19, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We hereby incorporate by reference the information appearing under the caption “Information about our Board of Trustees and its Committees” in our definitive proxy statement relating to our 2016 Annual Meeting of Shareholders to be held on May 13, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

We hereby incorporate by reference the information appearing under the caption “Executive Officer Compensation” in our definitive proxy statement relating to our 2016 Annual Meeting of Shareholders to be held on May 13, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We hereby incorporate by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement relating to our 2016 Annual Meeting of Shareholders to be held on May 13, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We hereby incorporate by reference the information appearing under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement relating to our 2016 Annual Meeting of Shareholders to be held on May 13, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We hereby incorporate by reference the information appearing under the caption “Principal Accounting Fees and Services” in our definitive proxy statement relating to our 2016 Annual Meeting of Shareholders to be held on May 13, 2016.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
Our consolidated and combined financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page 41.

(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page 69.

(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index

(c) Schedules other than those listed above are omitted because they are not applicable or the information required is included in the combined financial statements or the notes thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

Date: February 19, 2016	By:	/s/ Mark Langer
Mark Langer, Chief Financial Officer

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Jeffrey S. Olson and Mark Langer, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 19, 2016
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Langer	Chief Financial Officer	February 19, 2016
	Mark Langer	(Principal Financial Officer)

By:	/s/ Jennifer Holmes	Chief Accounting Officer	February 19, 2016
	Jennifer Holmes	(Principal Accounting Officer)

By:	/s/ Michael Gould	Trustee	February 19, 2016
Michael Gould

By:	/s/ Steven H. Grapstein	Trustee	February 19, 2016
Steven H. Grapstein

By:	/s/ Steven Guttman	Trustee	February 19, 2016
Steven Guttman

By:	/s/ Amy Lane	Trustee	February 19, 2016
Amy Lane

By:	/s/ Kevin P. O’Shea	Trustee	February 19, 2016
Kevin P. O’Shea

By:	/s/ Steven Roth	Trustee	February 19, 2016
Steven Roth

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions (Reversals) Expensed	Uncollectible Accounts Written-Off	Balance at End of Year
Year Ended December 31, 2015:
Allowance for doubtful accounts	$2,432	$1,526	$(2,032)	$1,926
Year Ended December 31, 2014:
Allowance for doubtful accounts	2,398	1,032	(998)	2,432
Year Ended December 31, 2013:
Allowance for doubtful accounts	4,133	666	(2,401)	2,398

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Allentown, PA	28,602	187	15,580	1,926	187	17,506	17,693	13,229	1957	1957
Baltimore (Towson), MD	14,902	581	3,227	10,820	581	14,047	14,628	6,228	1968	1968
Bensalem, PA	14,197	2,727	6,698	2,014	2,728	8,712	11,440	3,826	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	—	32,387	6,305	32,387	38,692	5,287	1957/ 2009	2003
Bergen Town Center - West, Paramus, NJ	300,000	15,812	82,240	333,425	33,563	397,914	431,477	88,449	1957/ 2009	2003/ 2015
Bethlehem, PA	5,334	827	5,200	1,355	839	6,543	7,382	5,671	1966	1966
Brick, NJ	30,485	1,391	11,179	6,846	1,391	18,025	19,416	13,015	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	(60,215)	55,456	209,932	265,388	10,749	N/A	2007
Bronx (1750-1780 Gun Hill Road), NY	—	6,427	11,885	20,066	6,428	31,950	38,378	6,009	2009	2005
Broomall, PA	10,196	850	2,171	1,399	850	3,570	4,420	2,635	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	12,752	5,107	17,444	22,551	6,975	1968	1968
Cambridge (ground and building leased through 2033), MA	—	—	—	260	—	260	260	203
Carlstadt (ground leased through 2050), NJ	—	—	16,458	—	—	16,458	16,458	3,372	N/A	2007
Charleston (ground leased through 2063), SC	—	—	3,634	1	—	3,635	3,635	841	N/A	2006
Cherry Hill, NJ	13,229	5,864	2,694	4,306	4,864	7,999	12,863	4,240	1964	1964
Chicopee, MA	7,922	895	—	—	895	—	895	—	1969	1969
Commack (ground and building leased through 2021), NY	—	—	43	184	—	227	227	159	N/A	2006
Dewitt (ground leased through 2041), NY	—	—	7,116	—	—	7,116	7,116	1,629	N/A	2006
Dover, NJ	12,549	559	6,363	3,388	559	9,752	10,311	5,620	1964	1964
East Brunswick, NJ	34,982	2,417	17,169	6,014	2,417	23,183	25,600	16,455	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	36,498	2,232	18,241	7,161	2,671	24,963	27,634	14,881	1962	1962/ 1998
East Hanover (280 Route 10 West), NJ	4,340	—	—	7,000	—	7,000	7,000	1,670
East Rutherford, NJ	12,968	—	36,727	60	—	36,787	36,787	5,986	2007	2007
Eatontown, NJ	—	4,653	4,999	326	4,653	5,325	9,978	1,532	N/A	2005
Englewood, NJ	11,537	2,300	17,245	(8,390)	1,495	9,660	11,155	848	N/A	2007

		Initial cost to company					Gross amount at which carried at close of period
Description	Encumbrances	Land		Building and improvements		Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Freeport (240 West Sunrise Highway) (ground and building leased through 2040), NY	—	—	—	—		260	—	260	260	173	N/A	2005
Freeport (437 East Sunrise Highway), NY	20,393	1,231		4,747		3,484	1,231	8,231	9,462	5,610	1981	1981
Garfield, NJ	—	45		8,068		27,088	45	35,156	35,201	8,515	2009	1998
Glen Burnie, MD	—	462		2,571		1,932	462	4,503	4,965	3,222	1958	1958
Glenolden, PA	6,536	850		1,820		612	850	2,433	3,283	2,182	1975	1975
Hackensack, NJ	38,694	692		10,219		4,183	692	14,403	15,095	9,986	1963	1963
Hazlet, NJ	—	7,400		9,413		(2,168)	7,400	7,245	14,645	1,555	N/A	2007
Queens, NY	—	14,537		12,304		—	14,537	12,305	26,842	8	N/A	2015
Huntington, NY	15,896	21,200		33,667		1,975	21,200	35,642	56,842	7,150	N/A	2007
Inwood, NY	—	12,419		19,097		1,214	12,419	20,311	32,730	5,586	N/A	2004
Jersey City, NJ	19,347	652		7,495		719	652	8,214	8,866	2,969	1965	1965
Kearny, NJ	—	309		3,376		6,014	309	9,390	9,699	3,072	1938	1959
Lancaster, PA	5,151	3,140		63		1,259	3,140	1,323	4,463	569	1966	1966
Las Catalinas, Puerto Rico	130,000	15,280		64,370		11,652	15,280	76,022	91,302	32,438	1996	2002
Lawnside, NJ	10,196	1,226		3,164		1,204	1,226	4,368	5,594	4,270	1969	1969/ 2015
Lodi (Route 17 North), NJ	10,824	238		9,446		(1)	238	9,446	9,684	3,836	1999	1975
Lodi (Washington Street), NJ	—	7,606		13,125		2,644	7,606	15,769	23,375	3,944	N/A	2004
Manalapan, NJ	20,079	725		7,189		6,150	1,046	13,018	14,064	8,602	1971	1971
Marlton, NJ	16,471	1,611		3,464		10,695	1,454	14,316	15,770	9,147	1973	1973
Middletown, NJ	16,576	283		5,248		2,893	283	8,141	8,424	6,028	1963	1963
Milford (ground and building leased through 2019), MA	—	—		—		—	—	—	—	—	N/A	1976
Montclair, NJ	2,510	66		419		419	67	837	904	704	1972	1972
Montehiedra, Puerto Rico	116,984	9,182		66,751		12,223	9,267	78,889	88,156	33,166	1996/ 2015	1997
Morris Plains, NJ	20,393	1,104		6,411		1,723	1,104	8,134	9,238	7,081	1961	1985
Mount Kisco, NY	15,285	22,700		26,700		790	23,297	26,893	50,190	5,396	N/A	2007
New Hyde Park (ground and building leased through 2029), NY	—	—		4		—	—	4	4	126	1970	1976
Newington, CT	10,719	2,421		1,200		1,356	2,421	2,556	4,977	942	1965	1965
Norfolk (ground and building leased through 2069), VA	—	—		3,927		15	—	3,942	3,942	3,085	N/A	2005
North Bergen (Kennedy Boulevard), NJ	4,863	2,308		636		13	2,308	649	2,957	471	1993	1959
North Bergen (Tonnelle Avenue), NJ	75,000	24,493		—		63,748	31,806	56,435	88,241	11,151	2009	2006
North Plainfield, NJ	—	6,577		13,983		(5,526)	6,577	8,457	15,034	2,749	1955	1989
Oceanside, NY	—	2,710		2,306	—	—	2,710	2,306	5,016	495	N/A	2007

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Paramus (ground leased through 2033), NJ		—	—	12,569	—	12,569	12,569	2,469	1957/ 2009	2003
Rochester, NY	4,183	2,172	—	1	2,173	—	2,173	—	1966	1966
Rochester (Henrietta) (ground leased through 2056), NY		—	2,647	1,228	—	3,875	3,875	3,403	1971	1971
Rockville, MD		3,470	20,599	1,532	3,470	22,132	25,602	5,708	N/A	2005
Salem (ground leased through 2102), NH		6,083	—	—	6,083	—	6,083	—	N/A	2006
Signal Hill, CA		9,652	2,940	1	9,652	2,941	12,593	680	N/A	2006
South Plainfield (ground leased through 2039), NJ	4,889	—	10,044	1,532	—	11,576	11,576	2,578	N/A	2007
Springfield, MA	5,464	2,797	2,471	728	2,797	3,198	5,995	1,216	1993	1966
Springfield, PA		—	—	80	—	80	80	80	N/A	2005
Staten Island, NY		11,446	21,262	2,855	11,446	24,117	35,563	6,839	N/A	2004
Totowa, NJ	23,635	120	11,994	4,868	92	16,890	16,982	13,253	1957/ 1999	1957
Turnersville, NJ		900	1,342	1,144	900	2,485	3,385	2,211	1974	1974
Tyson’s Corner (ground and building leased through 2035), VA		—	—	—	—	—	—	—	N/A	2006
Union (2445 Springfield Avenue), NJ	27,190	19,700	45,090	—	19,700	45,090	64,790	9,675	N/A	2007
Union (Route 22 and Morris Avenue), NJ	30,851	3,025	7,470	3,634	3,025	11,104	14,129	5,624	1962	1962
Vallejo (ground leased through 2043), CA		—	2,945	221	—	3,166	3,166	759	N/A	2006
Walnut Creek (1149 South Main Street), CA		2,699	19,930	259	2,699	20,189	22,888	5,110	N/A	2006
Walnut Creek (Mt. Diablo), CA		5,909	—	1,480	5,908	1,481	7,389	187	N/A	2007
Watchung, NJ	14,380	4,178	5,463	2,059	4,441	7,259	11,700	4,567	1994	1959
Waterbury, CT	13,334	667	4,504	4,572	667	9,076	9,743	6,303	1969	1969
West Babylon, NY		6,720	13,786	(844)	6,720	12,942	19,662	2,785	N/A	2007
Wheaton (ground leased through 2060), MD		—	5,367	—	—	5,367	5,367	1,241	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA		6,053	26,646	996	6,053	27,643	33,696	5,705	N/A	2007
Woodbridge, NJ	19,713	1,509	2,675	2,551	1,539	5,196	6,735	2,612	1959	1959
Wyomissing (ground and building leased through 2065), PA		—	2,646	1,675	—	4,321	4,321	3,085	N/A	2005
York, PA	4,968	409	2,568	1,362	409	3,930	4,339	3,646	1970	1970
							—
WAREHOUSES:							—
East Hanover - Five Buildings, NJ	—	576	7,752	27,435	691	35,072	35,763	15,104	1972	1972

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

TOTAL UE PROPERTIES	1,242,265	375,422	1,093,752	611,593	389,080	1,691,686	2,080,766	508,568

Leasehold Improvements, Equipment and Other	—	—	—	3,876	—	3,876	3,876	544

TOTAL	1,242,265	375,422	1,093,752	615,469	389,080	1,695,562	2,084,642	509,112

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

(2)	Aggregate cost for federal income tax purposes was $1.8 billion as of December 31, 2015.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in Thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2015	2014	2013
Real Estate
Balance at beginning of period	$2,022,804	$1,984,172	$2,045,258
Additions during the period:
Land	10,984	6,077	—
Buildings & improvements	8,840	31,998	24,907
Construction in progress	52,602	3,169	(2,677)
	2,095,230	2,025,416	2,067,488
Less: Impairments and assets written-off	(10,588)	(2,612)	(83,316)
Balance at end of period	$2,084,642	$2,022,804	$1,984,172
Accumulated Depreciation
Balance at beginning of period	$467,503	$421,756	$436,137
Additions charged to operating expenses	52,197	48,359	49,842
	519,700	470,115	485,979
Less: Accumulated depreciation on assets written-off	(10,588)	(2,612)	(64,223)
Balance at end of period	$509,112	$467,503	$421,756

INDEX TO EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement by and among Vornado Realty Trust, Vornado Realty L.P., Urban Edge Properties and Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 21, 2015)

3.1	Declaration of Trust of Urban Edge Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 21, 2015)
3.2	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.2 to Form 8-K filed January 21, 2015)
10.1	Limited Partnership Agreement of Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 21, 2015)
10.2	Transition Services Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 21, 2015)
10.3	Tax Matters Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 21, 2015)
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
10.1
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

10.15*	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)
10.16*	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.17*	Employment Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2015)
10.18*	Employment Agreement between Urban Edge Properties and Robert Minutoli (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 14, 2015)
10.19*	Form of Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 5, 2015)
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm

24.1†	Power of Attorney (included on signature page)
31.1†	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1†	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
* Management contracts and compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.
† Filed electronically herewith