Form 10-Q
period 2016-03-31
Urban Edge Properties
filed 2016-05-04
CIK 1611547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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

As of April 29, 2016, the Registrant had 99,380,395 common shares outstanding.

URBAN EDGE PROPERTIES
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2016	2015
ASSETS
Real estate, at cost:
Land	$382,513	$389,080
Buildings and improvements	1,613,510	1,630,539
Construction in progress	94,506	61,147
Furniture, fixtures and equipment	3,891	3,876
Total	2,094,420	2,084,642
Accumulated depreciation and amortization	(519,775)	(509,112)
Real estate, net	1,574,645	1,575,530
Cash and cash equivalents	162,354	168,983
Cash held in escrow and restricted cash	8,081	9,042
Tenant and other receivables, net of allowance for doubtful accounts of $2,061 and $1,926, respectively	9,306	10,364
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $181 and $148, respectively	89,046	88,778
Identified intangible assets, net of accumulated amortization of $22,781 and $22,090, respectively	33,262	33,953
Deferred leasing costs, net of accumulated amortization of $13,503 and $12,987, respectively	18,479	18,455
Deferred financing costs, net of accumulated amortization of $887 and $709, respectively	2,661	2,838
Prepaid expenses and other assets	10,160	10,988
Total assets	$1,907,994	$1,918,931

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,230,349	$1,233,983
Identified intangible liabilities, net of accumulated amortization of $67,117 and $65,220, respectively	152,958	154,855
Accounts payable and accrued expenses	39,508	45,331
Other liabilities	13,702	13,308
Total liabilities	1,436,517	1,447,477
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 99,381,500 and 99,290,952 shares issued and outstanding, respectively	994	993
Additional paid-in capital	476,227	475,369
Accumulated deficit	(39,638)	(38,442)
Noncontrolling interests:
Redeemable noncontrolling interests	33,541	33,177
Noncontrolling interest in consolidated subsidiaries	353	357
Total equity	471,477	471,454
Total liabilities and equity	$1,907,994	$1,918,931
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
REVENUE
Property rentals	$58,929	$57,586
Tenant expense reimbursements	22,507	24,303
Management and development fees	455	535
Other income	1,177	1,359
Total revenue	83,068	83,783
EXPENSES
Depreciation and amortization	13,915	13,732
Real estate taxes	13,249	12,824
Property operating	12,859	16,523
General and administrative	6,720	12,326
Ground rent	2,538	2,514
Transaction costs	50	21,859
Provision for doubtful accounts	351	323
Total expenses	49,682	80,101
Operating income	33,386	3,682
Interest income	167	11
Interest and debt expense	(13,429)	(15,169)
Income (loss) before income taxes	20,124	(11,476)
Income tax expense	(336)	(541)
Net income (loss)	19,788	(12,017)
Less (net income) loss attributable to noncontrolling interests in:
Operating partnership	(1,154)	560
Consolidated subsidiaries	4	(6)
Net income (loss) attributable to common shareholders	$18,638	$(11,463)

Earnings (loss) per common share - Basic:	$0.19	$(0.12)
Earnings (loss) per common share - Diluted:	$0.19	$(0.12)
Weighted average shares outstanding - Basic	99,265	99,248
Weighted average shares outstanding - Diluted	99,363	99,248

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Redeemable NCI	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2015	99,290,952	$993	$475,369	$(38,442)	$33,177	$357	$471,454
Net income attributable to common shareholders	—	—	—	18,638	—	—	18,638
Net income attributable to noncontrolling interests	—	—	—	—	1,154	(4)	1,150
Common shares issued:
Under Omnibus share plan	88,722	1	(1)	—	—	—	—
Under dividend reinvestment plan	3,234	—	84	(84)	—	—	—
Share-based awards retained for taxes	(1,408)	—	(33)	—	—	—	(33)
Dividends on common shares ($0.20 per share)	—	—	—	(19,792)	—	—	(19,792)
Share-based compensation expense	—	—	808	42	447	—	1,297
Distributions to redeemable NCI ($0.20 per unit)	—	—	—	—	(1,237)	—	(1,237)
Balance, March 31, 2016	99,381,500	$994	$476,227	$(39,638)	$33,541	$353	$471,477

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$19,788	$(12,017)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,173	14,006
Amortization of deferred financing costs	659	684
Amortization of below market leases, net	(1,875)	(1,986)
Straight-lining of rent	(213)	(83)
Share-based compensation expense	1,297	7,441
Non-cash separation costs paid by Vornado	—	17,403
Provision for doubtful accounts	351	323
Change in operating assets and liabilities:
Tenant and other receivables	741	(1,384)
Prepaid and other assets	71	(268)
Accounts payable and accrued expenses	(2,852)	3,815
Other liabilities	305	2,647
Net cash provided by operating activities	32,445	30,581
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(14,843)	(3,702)
Decrease (increase) in cash held in escrow and restricted cash	962	(2,968)
Net cash used in investing activities	(13,881)	(6,670)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(4,131)	(34,754)
Contributions from Vornado	—	231,462
Dividends paid to shareholders	(19,792)	(19,852)
Distributions to redeemable noncontrolling interests	(1,237)	(1,212)
Debt issuance costs	—	(3,198)
Taxes withheld for vested restricted stock	(33)	—
Proceeds from issuance of common stock	—	54
Net cash provided by (used in) financing activities	(25,193)	172,500
Net (decrease) increase in cash and cash equivalents	(6,629)	196,411
Cash and cash equivalents at beginning of period	168,983	2,600
Cash and cash equivalents at end of period	$162,354	$199,011
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $518 and $0, respectively)	$12,870	$13,918
Cash payments for income taxes	$17	$16
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	$5,727	$3,453
Write off of fully depreciated assets	$279	$933
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
As of March 31, 2016 our portfolio consisted of 80 shopping centers, three malls and a warehouse park totaling 14.9 million square feet. Prior to the separation, the portfolio is referred to as “UE Businesses”. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of the separation.
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
As part of the separation, Vornado capitalized UE with $225 million of cash. Vornado also paid $21.9 million of the transaction costs incurred in connection with the separation, which is reflected within Non-cash separation costs paid by Vornado within the statement of cash flows. Of the $21.9 million transaction costs, $17.4 million were contingent on the completion of the separation. The remaining $4.5 million of transaction costs were allocated to Vornado on the separation date.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. Accordingly, these consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC.

The consolidated balance sheet as of March 31, 2016 reflects the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statement of income for the quarter ended March 31, 2016 includes the consolidated accounts of the Company. The results presented for the quarter ended March 31, 2015 reflect the operations and changes in cash flows on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial statements for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the UE Businesses. All intercompany transactions have been eliminated in consolidation and combination.

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
Recently Issued Accounting Literature
In March 2016, the Financial Accounting Standards Board (“FASB”) issued an update (“ASU 2016-09”) Improvements to Employee Share-Based Payment Accounting. ASU 2016-02 simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. This standard is effective for annual periods beginning after December 15, 2017 and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated and combined financial statements.

In February 2016, the FASB issued an update (“ASU 2016-02”) Leases, which revises the accounting related to lessee accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the impact this standard will have on our consolidated and combined financial statements.

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

In September 2015, the FASB issued an update (“ASU 2015-16”) Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments. ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined and sets forth new disclosures requirements related to the adjustments. ASU 2016-15 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this standard as of January 1, 2016. The adoption of this standard did not have an impact on our consolidated financial position, results of operations or cash flows.

In August 2015, the FASB issued an update (“ASU 2015-15”) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-Of-Credit Arrangements. ASU 2015-15 is derived from SEC paragraphs pursuant to the SEC staff announcement at the June 2015 Emerging Issues Task Force meeting about the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. The SEC paragraphs state that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are outstanding borrowings under that line-of-credit arrangement. ASU 2015-15 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 with early adoption permitted. The Company elected to early adopt ASU 2015-15 as of December 31, 2015 and continues to present debt issuance costs associated with our line-of-credit arrangement as an asset. The adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835-30 Interest - Imputation of Interest. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company elected to early adopt ASU 2015-03 effective as of December 31, 2015. The effect of ASU 2015-03 was to reclassify the net unamortized balance of debt issuance costs of $10.0 million as of December 31, 2015 from deferred financing costs to a contra liability deduction of mortgages payable. Mortgages payable as of March 31, 2016 are presented net of $9.5 million of unamortized debt issuance costs. The adoption of ASU 2015-03 did not impact our results of operations or cash flows.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation. Under amendments in this update, all reporting entities are within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 is effective for public businesses for interim and annual periods beginning after December 15, 2015. The Company adopted ASU 2015-02 as of March 31, 2016. Under ASU 2015-02 the Company’s Operating Partnership is considered a variable interest entity (“VIE”). The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. The Operating Partnership was formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. In addition, the entity used to acquire Pan Bay Center to facilitate a potential Section 1031 like-kind exchange was determined to be a VIE (refer to Note 4 - Acquisitions and Dispositions). The Company consolidates the Operating Partnership and Pan Bay Center as it is the primary beneficiary of these VIEs.

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued an update (“ASU 2015-09”) Revenue from Contracts with Customers to ASC Topic 606), which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2015-09 is effective beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this standard will have on our consolidated and combined financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

In conjunction with the acquisition of Pan Bay Center in December 2015, we entered into a like-kind exchange agreement under Section 1031 of the Internal Revenue Code with a third party intermediary, which, subject to certain conditions, allow us to defer for tax purposes gains on the sale of other like-kind properties identified and sold within 180 days of the acquisition date of Pan Bay Center. Until the earlier of the termination of the exchange agreements or 180 days after the acquisition date, the third party intermediary is the legal owner of the property; however, we control the activities that most significantly impact the property and retain all of the economic benefits and risks associated with it. Therefore, at the date of acquisition, we determined we were the primary beneficiary of the related variable interest entity and consolidated the properties and their operations. The consolidated balance sheets included total assets and liabilities of Pan Bay Center of $29.5 million and $2.5 million, respectively as of March 31, 2016 and December 31, 2015.
In February 2016, we executed a contract for the sale of land next to our property in Cherry Hill, NJ for $3.5 million. The sale is expected to be completed in the second quarter of 2017.

In March 2016, we executed a contract for the sale of a shopping center located in Waterbury, CT for $21.6 million. As of March 31, 2016 the contract was in due diligence, subject to significant contingencies and the property did not meet the criteria to be classified as held for sale. Subsequent to quarter end, due diligence was completed and contingencies were resolved. The sale is expected to be completed in the second quarter of 2016.

5.	RELATED PARTY TRANSACTIONS

In connection with the separation, the Company and Vornado entered into a transition services agreement under which Vornado provides transition services to the Company including human resources, information technology, risk management, tax services and office space. The fees charged to us by Vornado for these transition services approximate the actual cost incurred by Vornado in providing such services. As of March 31, 2016 there were no amounts due to Vornado related to such services. For the quarter ended March 31, 2016 there were $0.4 million of costs paid to Vornado included in general and administrative expenses, which consisted of $0.2 million of transition services fees and $0.2 million of rent expense for two of our office locations. For the quarter ended March 31, 2015, there were $0.6 million of costs paid to Vornado included in general and administrative expenses, which consisted of $0.5 million of transition services fees and $0.1 million of rent expense for two of our office locations.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into a property management agreement under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado. As of, and for the three months ended March 31, 2016, Vornado owned 32.4% of Alexander’s, Inc. We recognized management and development fee income of $0.5 million for each of the quarters ended March 31, 2016 and 2015. As of March 31, 2016 and December 31, 2015, there were $0.3 million and $0.7 million of fees, respectively, due from Vornado included in tenant and other receivables in our consolidated balance sheets.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $33.3 million and $153.0 million as of March 31, 2016, respectively, and $34.0 million and $154.9 million as of December 31, 2015, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $1.9 million and $2.0 million for the quarters ended March 31, 2016 and 2015, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$7,448
2018	7,227
2019	7,204
2020	7,211
2021	7,182

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $0.4 million for each of the quarters ended March 31, 2016 and 2015.  Estimated annual amortization of these identified intangible assets for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$1,523
2018	1,341
2019	1,220
2020	1,177
2021	1,078

Certain of the shopping centers were acquired subject to ground leases or ground and building leases.  Amortization of these acquired below-market leases resulted in additional rent expense of $0.2 million for each of the quarters ended March 31, 2016 and 2015.  Estimated annual amortization of these below-market leases for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$972
2018	972
2019	972
2020	972
2021	622

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2016 and December 31, 2015.

		Interest Rate at	March 31,	December 31,
(Amounts in thousands)	Maturity	March 31, 2016	2016	2015
Cross collateralized mortgage on 40 properties:
Fixed Rate	9/10/2020	4.34%	$529,929	$533,459
Variable Rate(1)	9/10/2020	2.36%	60,000	60,000
Total cross collateralized			589,929	593,459
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	74,814	75,000
Englewood(3)	10/1/2018	6.22%	11,537	11,537
Montehiedra Town Center, Senior Loan(2)(4)	7/6/2021	5.33%	88,375	88,676
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Mount Kisco (Target)(5)	11/15/2034	6.40%	15,187	15,285
	Total mortgages payable		1,239,842	1,243,957
	Unamortized debt issuance costs		(9,493)	(9,974)
Total mortgages payable, net unamortized debt issuance costs			$1,230,349	$1,233,983

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)	On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. Refer to “Troubled Debt Restructuring” disclosure below.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. As of March 31, 2016 we are in default and remain in discussions with the special servicer to restructure the terms of the loan including the possibility that the lender will take possession of the property.

(4)
Montehiedra was presented net of unamortized fees of $1.7 million as of December 31, 2015. The net unamortized fees of $1.7 million were revised to be presented with the unamortized debt issuance costs.

(5)
The mortgage payable balance on the loan secured by Mt. Kisco (Target) includes $1.1 million of unamortized debt discount as of March 31, 2016 and December 31, 2015. The effective interest rate including amortization of the debt discount is 7.25% as of March 31, 2016.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $860.3 million as of March 31, 2016.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2016, we were in compliance with all debt covenants.

As of March 31, 2016, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2016(1)	$12,307
2017	16,784
2018	99,708
2019	17,320
2020	535,113
2021	121,115
Thereafter	437,495
(1) Remainder of 2016.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement currently bear interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points which is expensed as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Deferred financing fees associated with the Agreement of $2.7 million and $2.8 million as of March 31, 2016 and December 31, 2015, respectively, are included in deferred financing fees in the consolidated balance sheets.

Troubled Debt Restructuring

During the year ended December 31, 2014, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $10.1 million has been funded as of March 31, 2016. This $20.0 million intercompany loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated and combined financial statements. We incurred $2.0 million of debt issuance costs in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under the Troubled Debt Restructuring Topic of the FASB ASC.

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

Our Puerto Rico properties are subject to a 29% non-resident withholding tax and a 0.5% Puerto Rico gross receipts tax. The Puerto Rico tax expense recorded was $0.3 million and $0.5 million for the quarters ended March 31, 2016 and 2015, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2016 and December 31, 2015.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated and combined balance sheets include cash and cash equivalents and mortgages payable.  Cash and cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2016 and December 31, 2015.

	As of March 31, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$162,354	$162,354	$168,983	$168,983
Liabilities:
Mortgages payable(1)	$1,239,842	$1,280,025	$1,242,265	$1,262,483
(1) Excludes unamortized debt issuance costs.

The following interest rates were used by the Company to estimate the fair value of mortgages payable:

	March 31, 2016		December 31, 2015
	Low	High	Low	High
Mortgages payable	2.1%	2.5%	2.0%	2.3%

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Loan Commitments: In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and building capital expenditures of which $10.1 million has been funded as of March 31, 2016.
Master Leases: Our mortgage loans are non-recourse to us.  However, in certain cases we have provided master leased tenant space.  These master leases terminate either upon the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of March 31, 2016, the aggregate amount of these master leases was approximately $2.8 million.
Redevelopment: As of March 31, 2016, we have approximately $131.0 million of active development, redevelopment and anchor repositioning projects underway of which $92.8 million remains to be funded as of March 31, 2016. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next three years.

Insurance
We maintain general liability insurance with limits of $200 million per occurrence and all-risk property and rental value insurance coverage with limits of $500 million ($150 million for properties in Puerto Rico) per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  We also maintain coverage for terrorism acts with limits of $500 million ($150 million for properties in Puerto Rico) per occurrence and in the aggregate (excluding coverage for nuclear, biological, chemical or radiological terrorism events) as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Insurance premiums are charged directly to each of the retail properties as well as warehouses.  We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.
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

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2016	December 31, 2015
Other assets	$2,437	$2,467
Prepaid expenses:
Real estate taxes	4,137	5,646
Insurance	2,441	1,934
Rent, licenses/fees	1,145	941
Total Prepaid expenses and other assets	$10,160	$10,988

12.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2016	December 31, 2015
Deferred ground rent expense	$6,126	$6,038
Deferred tax liability, net	3,620	3,607
Deferred tenant revenue	2,577	2,284
Environmental remediation costs	1,379	1,379
Total Other liabilities	$13,702	$13,308

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense.

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Interest expense	$12,770	$14,485
Amortization of deferred financing costs	659	684
Total Interest and debt expense	$13,429	$15,169
14.     NONCONTROLLING INTEREST

Redeemable Noncontrolling Interests
Redeemable noncontrolling interests include OP units and limited partnership interests in the Operating Partnership in the form of Long Term Incentive Plan (“LTIP”) unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed by VRLP. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”). As of March 31, 2016 there were 433,040 LTIP units outstanding. The total of the OP units and LTIP units represent a 5.8% weighted-average interest in the Operating Partnership for the quarter ended March 31, 2016. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for the Company’s common shares on a one-for-one basis, or, for cash, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for the Company’s common shares on a one-for-one basis, or, for cash, solely at our election.
Noncontrolling Interests
The noncontrolling interests relate to the 5% interest held by others in our property in Walnut Creek, CA (Mt. Diablo). The net income attributable to noncontrolling interest is presented separately in our consolidated and combined statements of income.

15.     SHARE-BASED COMPENSATION

Share-based compensation expense, which is included in general and administrative (“G&A”) expenses in our consolidated and combined statements of income, is summarized as follows:

	Quarter Ended March 31,
(Amounts in thousands)	2016	2015
Share-based compensation expense components included in G&A:
Restricted share expense	$233	$9
Stock option expense	576	241
LTIP expense	183	7,143
Outperformance Plan (“OPP”) expense(1)	305	48
Total Share-based compensation expense	$1,297	$7,441
(1) OPP Expense for the quarter ended March 31, 2016 and March 31, 2015 includes $42,000 and $48,000, respectively, of unrecognized compensation expense of awards issued under Vornado’s OPP for UE employees who were previously Vornado employees. The remaining OPP unrecognized compensation expense was transferred from Vornado to UE as of the separation date and is amortized on a straight-line basis over the remaining life of the OPP awards issued.

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

The following table sets forth the computation of our basic and diluted earnings per share:

	Quarter Ended March 31,
(Amounts in thousands, except per share data)	2016	2015
Numerator:
Net income (loss) attributable to common shareholders	$18,638	$(11,463)
Less: Earnings allocated to unvested participating securities	(22)	—
Net income (loss) available for common shareholders	$18,616	$(11,463)

Denominator:
Weighted average common shares outstanding - basic	99,265	99,248
Effect of dilutive securities(1):
Stock options using the treasury stock method	23	—
Restricted stock	75	—
Weighted average common shares outstanding - diluted	99,363	99,248

Earnings per share available to common shareholders:
Earnings (loss) per common share - Basic	$0.19	$(0.12)
Earnings (loss) per common share - Diluted	$0.19	$(0.12)
(1) For the three months ended March 31, 2016 and 2015, the effect of the redemption of OP and LTIP units would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such conversion has not been included in the determination of diluted EPS. Additionally there were stock options and unvested restricted stock outstanding that were excluded from the computation of diluted EPS for the three months ended March 31, 2015 as their inclusion would be anti-dilutive.

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
The following discussion should be read in conjunction with the consolidated and combined financial statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

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
As of March 31, 2016, our portfolio consisted of 80 shopping centers, three malls and a warehouse park totaling 14.9 million square feet. Prior to the separation, the portfolio is referred to as “UE Businesses”. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of the separation.
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
As part of the separation, Vornado capitalized UE with $225 million of cash. Vornado also paid $21.9 million of the transaction costs incurred in connection with the separation, which is reflected within Non-cash separation costs paid by Vornado within the statement of cash flows. Of the $21.9 million transaction costs, $17.4 million were contingent on the completion of the separation. The remaining $4.5 million of transaction costs were allocated to Vornado on the separation date.

Critical Accounting Policies and Estimates

Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the three months ended March 31, 2016, there were no material changes to these policies.

Recent Accounting Pronouncements

See Note 3 to the unaudited consolidated and combined financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

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
The following provides an overview of our key financial metrics based on our consolidated and combined results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Net income (loss) attributable to common shareholders	$18,638	$(11,463)
FFO attributable to common shareholders	33,547	1,515
Net operating income	52,260	49,899
Same-property NOI	46,302	45,234
Significant Development/Redevelopment Activity

During the quarter ended March 31, 2016, the Company completed the expansion of Home Depot in Freeport, NY and opened Panera Bread in East Hanover, NJ, for a total investment of $0.6 million. The Company commenced redevelopment on two projects during the quarter including recapturing a 38,900 square foot anchor box in Towson, MD and constructing a new building for Verizon in Turnersville, NJ. The Company expects to invest $9.1 million in these projects. As of March 31, 2016, the Company had approximately $131.0 million of active development, redevelopment and anchor repositioning projects underway of which $92.8 million remains to be funded.

Acquisition/Disposition Activity

In February 2016, we executed a contract for the sale of land next to our property in Cherry Hill, NJ for $3.5 million. The sale is expected to be completed in the second quarter of 2017. In March 2016, we executed a contract for the sale of a shopping center located in Waterbury, CT for $21.6 million. The disposition is expected to be completed in the second quarter of 2016. During the three months ended March 31, 2016 there were no acquisitions.

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

On January 7, 2015 our board and initial shareholder approved the Urban Edge Properties 2015 Omnibus Share Plan, under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, LTIP units, operating partnership units and restricted shares were granted. We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares.

Significant equity activity during the quarter ended March 31, 2016 includes: (i) 196,713 shares under option granted, (ii) 88,722 restricted shares granted, (iii) 7,120 restricted shares vested and (iv) 28,916 LTIP units vested. In addition, in connection with the Company’s 2015 Outperformance Plan (“OPP”) approved in November 2015, we issued additional LTIP Units with a fair value of $0.2 million and a notional value of $0.5 million. The LTIP Units will be awarded if the performance criteria is met in accordance with the OPP.

Comparison of the Quarter Ended March 31, 2016 to 2015

Net income attributable to common shareholders for the quarter ended March 31, 2016 was $18.6 million compared to net loss of $11.5 million for the quarter ended March 31, 2015. The following table summarizes certain line items from our consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the quarter ended March 31, 2016 as compared to the same period of 2015:

	For the quarter ended March 31,
(Amounts in thousands)	2016	2015	$ Change
Total revenue	$83,068	$83,783	$(715)
Real estate taxes	$13,249	$12,824	$425
Property operating expenses	$12,859	$16,523	$(3,664)
General and administrative expenses	$6,720	$12,326	$(5,606)
Transaction costs	$50	$21,859	$(21,809)
Interest and debt expense	$13,429	$15,169	$(1,740)
Net income (loss) attributable to noncontrolling interests	$1,150	$(554)	$1,704

Total revenue decreased by $0.7 million to $83.1 million in the first quarter of 2016 from $83.8 million in the first quarter of 2015. The decrease is primarily attributable to:

•	$1.7 million decrease in accrued tenant reimbursements primarily related to recoverable capital project costs and overall common area expenses billed to tenants in the first quarter of 2015.

•	$0.2 million lower tenant bankruptcy settlement income;

•	$0.1 million decrease in management and development fee income due to properties under management sold during 2015;

•	partially offset by a net increase in property rentals of $1.3 million due to rent commencements from higher occupancy and contractual rent increases.
Real estate tax expenses increased by $0.4 million to $13.2 million in the first quarter of 2016 from $12.8 million in the first quarter of 2015. The increase is primarily attributable to:

•	$0.6 million increase in real estate tax expense due to properties acquired in 2015, reassessments and tax appeal fees;

•	partially offset by $0.2 million of real estate taxes capitalized in the quarter ended March 31, 2016 related to development projects.
Property operating expenses decreased by $3.7 million to $12.9 million in the first quarter of 2016 from $16.5 million in the first quarter of 2015. The decrease is primarily attributable to:

•	$2.2 million lower snow removal costs; and

•	$1.4 million of environmental remediation costs accrued during the first quarter of 2015.
General and administrative expenses decreased by $5.6 million to $6.7 million in the first quarter of 2016 from $12.3 million in the first quarter of 2015. The decrease is primarily attributable to:

•
$7.1 million of share-based compensation expense incurred in the first quarter of 2015, including the one-time issuance of LTIP units to certain executives in connection with our separation transaction;

•	partially offset by $1.0 million of share-based compensation expense incurred in the first quarter of 2016 due to equity award grants and vesting of existing equity awards; and

•	$0.5 million increase in salary and benefit costs.
Transaction costs decreased $21.8 million to $0.1 million in the first quarter of 2016 from $21.9 million in the first quarter 2015. The decrease is primarily due to costs incurred in connection with the separation transaction during the first quarter of 2015 including $18.6 million of professional fees and $3.3 million of transfer taxes.
Interest and debt expense decreased $1.7 million to $13.4 million in the first quarter of 2016 from $15.2 million in the first quarter of 2015. The decrease is primarily attributable to:

•	$1.0 million decrease due to the lowering of the interest rate of the mortgage loan secured by Montehiedra from 6.04% to 5.33% in connection with the debt restructuring on January 6, 2015;

•	$0.5 million of interest capitalized related to development projects; and

•	$0.2 million of interest on $29.1 million of loans repaid during the first quarter of 2015.
Net income (loss) attributable to noncontrolling interests increased $1.7 million to $1.2 million in 2016. The increase is attributable to the 5% noncontrolling interest in the property operations as well as net income of $1.2 million allocated to the OP and LTIP unit holders, representing a 5.8% weighted average interest in the Operating Partnership in the quarter ended March 31, 2016.

Non-GAAP Financial Measures

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
NOI and same-property NOI are non-GAAP financial measures that aid in the assessment of the performance of our properties and portfolio as it relates to the total return on assets. The most directly comparable GAAP financial measure to NOI is income before income taxes. Same-property NOI increased by $1.1 million, or 2.4%, for the quarter ended March 31, 2016 as compared to the quarter ended March 31, 2015.

The following table reconciles income before income taxes to NOI and same-property NOI for the quarter ended March 31, 2016 and 2015.

	For the quarter ended March 31,
(Amounts in thousands)	2016	2015
Income (loss) before income taxes	$20,124	$(11,476)
Interest income	(167)	(11)
Interest and debt expense	13,429	15,169
Operating income	33,386	3,682
Depreciation and amortization	13,915	13,732
General and administrative expense	6,720	12,326
Transaction costs	50	21,859
Subtotal	54,071	51,599
Less: non-cash rental income	(2,142)	(2,049)
Add: non-cash ground rent expense	331	349
NOI	52,260	49,899
Adjustments:
NOI related to properties being redeveloped	(3,974)	(4,139)
Tenant bankruptcy settlement income	(1,150)	(1,260)
Environmental remediation costs	—	1,379
NOI related to properties acquired, disposed, or in foreclosure	(431)	(110)
Management and development fee income from non-owned properties	(455)	(535)
Other	52	—
Subtotal adjustments	(5,958)	(4,665)
Same-property NOI	$46,302	$45,234

Funds From Operations
FFO for the three months ended March 31, 2016 was $33.5 million, compared to $1.5 million for the three months ended March 31, 2015.
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

	Quarter Ended March 31,
(Amounts in thousands)	2016	2015
Net income (loss) attributable to common shareholders	$18,638	$(11,463)
Adjustments:
Rental property depreciation and amortization	13,755	13,538
Limited partnership interests in operating partnership(1)	1,154	(560)
FFO applicable to diluted common shareholders	$33,547	$1,515
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
FFO applicable to diluted common shareholders for the three months ended March 31, 2016 and 2015 include certain items that affect comparability which are included in the table below. The aggregate of these items increased FFO applicable to diluted common shareholders by $1.1 million, or $0.01 per diluted share, for the quarter ended March 31, 2016, respectively. During the three months ended March 31, 2015, there were $30.2 million, or $0.29 per diluted share, of items that affected comparability.

	Quarter Ended March 31,
(Amounts in thousands)	2016	2015
Items that affect comparability:
Tenant bankruptcy settlement income	$(1,150)	$(1,260)
Transaction costs	50	21,859
One-time equity awards related to the spin-off	—	7,143
Environmental remediation costs	—	1,379
Debt restructuring expenses	—	1,034
Items that affect comparability	$(1,100)	$30,155

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

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of March 31, 2016.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	March 31, 2016	March 31, 2016
Cross collateralized mortgage on 40 properties:
Fixed Rate	9/10/2020	4.34%	$529,929
Variable Rate(1)	9/10/2020	2.36%	60,000
Total cross collateralized			589,929
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	74,814
Englewood(3)	10/1/2018	6.22%	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	88,375
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
Bergen Town Center	4/8/2023	3.56%	300,000
Las Catalinas	8/6/2024	4.43%	130,000
Mount Kisco (Target)	11/15/2034	6.40%	15,187
Total mortgages payable			1,239,842
Unamortized debt issuance costs			(9,493)
Total mortgages payable, net unamortized debt issuance costs			$1,230,349

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)
On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. Refer to Note 7- Mortgages Payable of our consolidated and combined financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. As of March 31, 2016 we are in default and remain in discussions with the special servicer to restructure the terms of the loan including the possibility that the lender will take possession of the property.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $860.3 million as of March 31, 2016.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2016, we were in compliance with all debt covenants.

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

During the year ended December 31, 2014, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan has been extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $10.1 million has been funded as of March 31, 2016. This $20.0 million intercompany loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated financial statements. We incurred $2.0 million of debt issuance costs in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under the Troubled Debt Restructuring Topic of the FASB ASC.

Capital Expenditures

The following table summarizes anticipated 2016 capital expenditures and leasing commissions.

(Amounts in thousands)
Maintenance Capital Expenditures	$13,100
Tenant Improvements	12,800
Leasing commissions	2,600
Total capital expenditures and leasing commissions	$28,500
As of March 31, 2016, we have approximately $131.0 million of redevelopment, development and anchor repositioning projects at various stages of completion and anticipate that these projects will require an additional $92.8 million over the next three years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, borrowings under our line of credit and/or using secured debt, or issuing equity.

Commitments and Contingencies
Loan Commitments: In January 2015 we completed a modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and other capital expenditures of which $10.1 million has been funded as of March 31, 2016.

Master Leases: Our mortgage loans are non-recourse to us.  However, in certain cases, we have provided master-leased tenant space.  These master leases terminate upon either the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of March 31, 2016, the aggregate amount of these master leases was approximately $2.8 million.

Insurance
We maintain general liability insurance with limits of $200 million per occurrence and all-risk property and rental value insurance coverage with limits of $500 million ($150 million for properties in Puerto Rico) per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  We also maintain coverage for terrorism acts with limits of $500 million ($150 million for properties in Puerto Rico) per occurrence and in the aggregate (excluding coverage for nuclear, biological, chemical or radiological terrorism events) as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  Insurance premiums are charged directly to each of the retail properties as well as warehouses.  We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we accrued expenses of $1.4 million during the quarter ended March 31, 2015 for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimate of the potential costs of remediation, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there is no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Summary of Cash Flows
Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015	Increase (Decrease)
Net cash provided by operating activities	$32,445	$30,581	$1,864
Net cash used in investing activities	$(13,881)	$(6,670)	$(7,211)
Net cash provided by (used in) financing activities	$(25,193)	$172,500	$(197,693)

Cash and cash equivalents were $162.4 million at March 31, 2016, compared to $169.0 million as of December 31, 2015, a decrease of $6.6 million. This decrease resulted primarily from net cash provided by operating activities of $32.4 million for the first quarter of 2016, which was comprised of (i) $34.2 million increase in cash from operating income and (ii) $1.7 million net decrease in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities. Net cash used in investing activities of $13.9 million for 2015 was comprised of (i) $14.8 million of real estate additions, partially offset by, (ii) $1.0 million decrease in restricted cash related to a decrease in escrow deposits. Net cash used in financing activities of $25.2 million for the first quarter of 2016 was comprised of (i) $19.8 million of dividends paid to common shareholders, (ii) $4.1 million for debt repayments, and (iii) $1.2 million of distributions to redeemable noncontrolling interests.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of March 31, 2016 or December 31, 2015.

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

	2016				2015
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance		Weighted Average Interest Rate

Variable Rate	$60,000		2.36%	$600	$60,000		2.36%
Fixed Rate	1,179,842		4.25%	—	1,182,265		4.25%
	$1,239,842	(1)		$600	$1,242,265	(1)
(1) Excludes unamortized debt issuance costs.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2016, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated and combined debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2016, the estimated fair value of our consolidated debt was $1.3 billion.

Other Market Risks

As of March 31, 2016, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2016 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2016, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors previously disclosed in our Annual Report for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Share of Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
January 1, 2016 - January 31, 2016	476	(1)	$23.08	N/A	N/A
February 1, 2016 - February 29, 2016	932	(1)	$23.80	N/A	N/A
March 1, 2016 - March 31, 2016	—		$—	N/A	N/A
	1,408		$23.56	N/A	N/A
(1) Represents shares of common stock surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

A list of exhibits to this Quarterly Report on Form 10-Q is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

INDEX TO EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Employment Offer Letter between Urban Edge Properties and Herb Eilberg
10.2	Form of Non-Employee Trustee Restricted Stock Agreement under Urban Edge Properties 2015 Omnibus Share Plan
31.1	Certification by the Chief Executive Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

PART IV

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

Date: May 4, 2016	By:	/s/ Mark Langer
Mark Langer, Chief Financial Officer