Form 10-Q
period 2016-06-30
Urban Edge Properties
filed 2016-08-05
CIK 1611547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523
URBAN EDGE PROPERTIES
(Exact name of Registrant as specified in its charter)

Maryland (Urban Edge Properties)	47-6311266
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 956‑2556

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒
As of July 29, 2016, Urban Edge Properties had 99,426,826 common shares outstanding.

EXPLANATORY NOTE
This quarterly report on Form 10-Q for the period ended June 30, 2016 of Urban Edge Properties herein includes certain information regarding Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” , “Urban Edge” or the “Company” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “we,” “us” and “our” mean collectively UE, UELP and those subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of June 30, 2016, UE owned an approximate 94.0% ownership interest in UELP. The remaining approximate 6.0% interest is owned by limited partners. The limited partners of UELP are Vornado Realty L.P. (owning approximately 5.4% of the ownership interest of UELP), and members of management and our Board of Trustees. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE common units of UELP with substantially similar economic interest. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company believes it is important to understand the few differences between UE and UELP in the context of how UE and UELP operate as a consolidated company. The financial results of UELP are consolidated into the financial statements of UE. UE does not have any other significant assets, liabilities or operations, other than its investment in UELP, nor does it have employees of its own. UELP, not UE, generally executes all significant business relationships other than transactions involving the securities of UE. UELP holds substantially all of the assets of UE. UELP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by UE, which are contributed to the capital of UELP in exchange for common units of partnership in UELP, as applicable, UELP generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under the revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties.
Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of UE and UELP. The limited partners of UELP are accounted for as partners’ capital in UELP’s financial statements and as noncontrolling interests in UE’s financial statements. The noncontrolling interest in UELP’s financial statements include the interests of unaffiliated partners in consolidated entities. The noncontrolling interests in UE’s financial statements include the same noncontrolling interest at UELP’s level and limited partners of UELP. The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at UE and UELP levels.
To help investors better understand the key differences between UE and UELP, certain information for UE and UELP in this report has been separated, as set forth below: Item 1. Financial Statements (unaudited) which includes specific disclosures for UE and UELP, and Note 10 thereto, Earnings Per Share and Unit.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Real estate, at cost:
Land	$378,997	$389,080
Buildings and improvements	1,587,158	1,630,539
Construction in progress	124,098	61,147
Furniture, fixtures and equipment	3,970	3,876
Total	2,094,223	2,084,642
Accumulated depreciation and amortization	(518,215)	(509,112)
Real estate, net	1,576,008	1,575,530
Cash and cash equivalents	156,672	168,983
Cash held in escrow and restricted cash	8,995	9,042
Tenant and other receivables, net of allowance for doubtful accounts of $2,270 and $1,926, respectively	8,317	10,364
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $370 and $148, respectively	87,925	88,778
Identified intangible assets, net of accumulated amortization of $21,459 and $22,090, respectively	32,586	33,953
Deferred leasing costs, net of accumulated amortization of $13,438 and $12,987, respectively	18,108	18,455
Deferred financing costs, net of accumulated amortization of $242 and $709, respectively	2,419	2,838
Prepaid expenses and other assets	8,360	10,988
Total assets	$1,899,390	$1,918,931

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,205,278	$1,233,983
Identified intangible liabilities, net of accumulated amortization of $69,013 and $65,220, respectively	151,061	154,855
Accounts payable and accrued expenses	39,889	45,331
Other liabilities	14,898	13,308
Total liabilities	1,411,126	1,447,477
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 99,425,137 and 99,290,952 shares issued and outstanding, respectively	994	993
Additional paid-in capital	477,673	475,369
Accumulated deficit	(25,616)	(38,442)
Noncontrolling interests:
Redeemable noncontrolling interests	34,858	33,177
Noncontrolling interest in consolidated subsidiaries	355	357
Total equity	488,264	471,454
Total liabilities and equity	$1,899,390	$1,918,931
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Property rentals	$58,683	$57,380	$117,612	$114,966
Tenant expense reimbursements	19,879	20,451	42,386	44,754
Management and development fees	526	693	981	1,228
Other income	369	191	1,546	1,550
Total revenue	79,457	78,715	162,525	162,498
EXPENSES
Depreciation and amortization	13,558	14,233	27,473	27,965
Real estate taxes	12,723	12,517	25,972	25,341
Property operating	9,840	10,985	22,699	27,508
General and administrative	7,535	6,792	14,255	19,118
Ground rent	2,483	2,565	5,021	5,079
Transaction costs	34	427	84	22,286
Provision for doubtful accounts	494	389	845	712
Total expenses	46,667	47,908	96,349	128,009
Operating income	32,790	30,807	66,176	34,489
Gain on sale of real estate	15,618	—	15,618	—
Interest income	177	51	344	62
Interest and debt expense	(12,820)	(13,241)	(26,249)	(28,410)
Income before income taxes	35,765	17,617	55,889	6,141
Income tax benefit (expense)	306	(464)	(30)	(1,005)
Net income	36,071	17,153	55,859	5,136
Less (net income) loss attributable to noncontrolling interests in:
Operating partnership	(2,201)	(986)	(3,355)	(426)
Consolidated subsidiaries	(2)	(5)	2	(11)
Net income attributable to common shareholders	$33,868	$16,162	$52,506	$4,699

Earnings per common share - Basic:	$0.34	$0.16	$0.53	$0.05
Earnings per common share - Diluted:	$0.34	$0.16	$0.53	$0.05
Weighted average shares outstanding - Basic	99,274	99,250	99,270	99,249
Weighted average shares outstanding - Diluted	99,668	99,274	99,592	99,265

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Redeemable NCI	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2015	99,290,952	$993	$475,369	$(38,442)	$33,177	$357	$471,454
Net income attributable to common shareholders	—	—	—	52,506	—	—	52,506
Net income (loss) attributable to noncontrolling interests	—	—	—	—	3,355	(2)	3,353
Common shares issued:
Under Omnibus share plan	115,359	1	(1)	—	—	—	—
Under dividend reinvestment plan	6,107	—	168	(168)	—	—	—
Under employee share purchase plan	14,127	—	326	—	—	—	326
Share-based awards retained for taxes	(1,408)	—	(33)	—	—	—	(33)
Dividends on common shares ($0.40 per share)	—	—	—	(39,589)	—	—	(39,589)
Share-based compensation expense	—	—	1,844	77	800	—	2,721
Distributions to redeemable NCI ($0.40 per unit)	—	—	—	—	(2,474)	—	(2,474)
Balance, June 30, 2016	99,425,137	$994	$477,673	$(25,616)	$34,858	$355	$488,264

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,859	$5,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,989	28,869
Amortization of deferred financing costs	1,382	1,420
Amortization of below market leases, net	(3,749)	(4,051)
Straight-lining of rent	(225)	(185)
Share-based compensation expense	2,721	8,269
Gain on sale of real estate	(15,618)	—
Non-cash separation costs paid by Vornado	—	17,403
Provision for doubtful accounts	845	712
Change in operating assets and liabilities:
Tenant and other receivables	1,425	(4,229)
Prepaid and other assets	1,425	2,085
Accounts payable and accrued expenses	(6,790)	1,906
Other liabilities	1,454	5,137
Net cash provided by operating activities	66,718	62,472
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(27,545)	(15,257)
Acquisition of real estate	—	(3,125)
Proceeds from sale of operating properties	19,938	—
Decrease (increase) in cash held in escrow and restricted cash	47	(826)
Net cash used in investing activities	(7,560)	(19,208)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(29,699)	(38,704)
Contributions from Vornado	—	231,462
Dividends paid to shareholders	(39,589)	(39,617)
Distributions to redeemable noncontrolling interests	(2,474)	(2,452)
Debt issuance costs	—	(3,198)
Taxes withheld for vested restricted shares	(33)	—
Proceeds from issuance of common shares	326	—
Net cash provided by (used in) financing activities	(71,469)	147,491
Net (decrease) increase in cash and cash equivalents	(12,311)	190,755
Cash and cash equivalents at beginning of period	168,983	2,600
Cash and cash equivalents at end of period	$156,672	$193,355
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $1,631 and $857, respectively)	$25,773	$27,387
Cash payments for income taxes	$1,249	$1,853
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	$10,093	$2,942
Write off of fully depreciated assets	$683	$3,341
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	June 30,	December 31,
	2016	2015
ASSETS
Real estate, at cost:
Land	$378,997	$389,080
Buildings and improvements	1,587,158	1,630,539
Construction in progress	124,098	61,147
Furniture, fixtures and equipment	3,970	3,876
Total	2,094,223	2,084,642
Accumulated depreciation and amortization	(518,215)	(509,112)
Real estate, net	1,576,008	1,575,530
Cash and cash equivalents	156,672	168,983
Cash held in escrow and restricted cash	8,995	9,042
Tenant and other receivables, net of allowance for doubtful accounts of $2,270 and $1,926, respectively	8,317	10,364
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $370 and $148, respectively	87,925	88,778
Identified intangible assets, net of accumulated amortization of $21,459 and $22,090, respectively	32,586	33,953
Deferred leasing costs, net of accumulated amortization of $13,438 and $12,987, respectively	18,108	18,455
Deferred financing costs, net of accumulated amortization of $242 and $709, respectively	2,419	2,838
Prepaid expenses and other assets	8,360	10,988
Total assets	$1,899,390	$1,918,931

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,205,278	$1,233,983
Identified intangible liabilities, net of accumulated amortization of $69,013 and $65,220, respectively	151,061	154,855
Accounts payable and accrued expenses	39,889	45,331
Other liabilities	14,898	13,308
Total liabilities	1,411,126	1,447,477
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 99,425,137 and 99,290,952 units outstanding, respectively	478,667	476,362
Limited partners: 6,378,360 and 6,150,224 units outstanding, respectively	36,348	35,548
Accumulated deficit	(27,106)	(40,813)
Total partners’ capital	487,909	471,097
Noncontrolling interest in consolidated subsidiaries	355	357
Total equity	488,264	471,454
Total liabilities and equity	$1,899,390	$1,918,931
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
REVENUE
Property rentals	$58,683	$57,380	$117,612	$114,966
Tenant expense reimbursements	19,879	20,451	42,386	44,754
Management and development fees	526	693	981	1,228
Other income	369	191	1,546	1,550
Total revenue	79,457	78,715	162,525	162,498
EXPENSES
Depreciation and amortization	13,558	14,233	27,473	27,965
Real estate taxes	12,723	12,517	25,972	25,341
Property operating	9,840	10,985	22,699	27,508
General and administrative	7,535	6,792	14,255	19,118
Ground rent	2,483	2,565	5,021	5,079
Transaction costs	34	427	84	22,286
Provision for doubtful accounts	494	389	845	712
Total expenses	46,667	47,908	96,349	128,009
Operating income	32,790	30,807	66,176	34,489
Gain on sale of real estate	15,618	—	15,618	—
Interest income	177	51	344	62
Interest and debt expense	(12,820)	(13,241)	(26,249)	(28,410)
Income before income taxes	35,765	17,617	55,889	6,141
Income tax benefit (expense)	306	(464)	(30)	(1,005)
Net income	36,071	17,153	55,859	5,136
Less: (net income) loss attributable to NCI in consolidated subsidiaries	(2)	(5)	2	(11)
Net income attributable to unitholders	$36,069	$17,148	$55,861	$5,125

Earnings per unit - Basic:	$0.34	$0.16	$0.53	$0.05
Earnings per unit - Diluted:	$0.34	$0.16	$0.53	$0.05
Weighted average units outstanding - Basic	105,372	105,311	105,353	105,235
Weighted average units outstanding - Diluted	106,041	105,416	105,866	105,304

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	General Partner	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2015	$476,362	$35,548	$(40,813)	$357	$471,454
Net income attributable to unitholders	—	—	55,861	—	55,861
Net income attributable to noncontrolling interests	—	—	—	(2)	(2)
Common units issued as a result of common shares issued by Urban Edge	494	—	(168)	—	326
Distributions to Partners ($0.40 per unit)	—	—	(42,063)	—	(42,063)
Share-based compensation expense	1,844	800	77	—	2,721
Share-based awards retained for taxes	(33)	—	—	—	(33)
Balance, June 30, 2016	$478,667	$36,348	$(27,106)	$355	$488,264
(1) Limited partners have a 6.0% common limited partnership interest in the Operating Partnership as of June 30, 2016 in the form of units of interest in the Operating Partnership (“OP Units”) and Long Term Incentive Plan (“LTIP”) units.

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,859	$5,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,989	28,869
Amortization of deferred financing costs	1,382	1,420
Amortization of below market leases, net	(3,749)	(4,051)
Straight-lining of rent	(225)	(185)
Share-based compensation expense	2,721	8,269
Gain on sale of real estate	(15,618)	—
Non-cash separation costs paid by Vornado	—	17,403
Provision for doubtful accounts	845	712
Change in operating assets and liabilities:
Tenant and other receivables	1,425	(4,229)
Prepaid and other assets	1,425	2,085
Accounts payable and accrued expenses	(6,790)	1,906
Other liabilities	1,454	5,137
Net cash provided by operating activities	66,718	62,472
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(27,545)	(15,257)
Acquisition of real estate	—	(3,125)
Proceeds from sale of operating properties	19,938	—
Decrease (increase) in cash held in escrow and restricted cash	47	(826)
Net cash used in investing activities	(7,560)	(19,208)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(29,699)	(38,704)
Contributions from Vornado	—	231,462
Distributions to partners	(42,063)	(42,069)
Debt issuance costs	—	(3,198)
Taxes withheld for vested restricted units	(33)	—
Proceeds from issuance of units	326	—
Net cash provided by (used in) financing activities	(71,469)	147,491
Net (decrease) increase in cash and cash equivalents	(12,311)	190,755
Cash and cash equivalents at beginning of period	168,983	2,600
Cash and cash equivalents at end of period	$156,672	$193,355
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $1,631 and $857, respectively)	$25,773	$27,387
Cash payments for income taxes	$1,249	$1,853
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	$10,093	$2,942
Write off of fully depreciated assets	$683	$3,341
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, redevelops and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Prior to its separation on January 15, 2015, UE was a wholly owned subsidiary of Vornado Realty Trust (“Vornado”) (NYSE: VNO). UE and UELP were created to own the majority of Vornado’s former shopping center business. Prior to the separation, the portfolio is referred to as “UE Businesses.” Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of the separation.
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
Substantially concurrently with such distribution, the interests in certain properties held by VRLP, including interests in entities holding properties, were contributed or otherwise transferred to UELP in exchange for 5.4% of UELP’s outstanding common limited partnership interests in the Operating Partnership (“OP Units”).
The Operating Partnership’s capital includes general and limited common OP Units. As of December 31, 2015, Urban Edge owned approximately 94.0% of the outstanding common OP Units with the remaining limited OP Units held by VRLP, and members of management and our Board of Trustees. Urban Edge serves as the general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership.

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
As of June 30, 2016 our portfolio consisted of 79 shopping centers, three malls and a warehouse park totaling 14.7 million square feet.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. Accordingly, these consolidated and combined financial statements should be read in conjunction with the Company’s consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC and the Operating Partnership’s audited consolidated and combined financial statements and related notes thereto filed by the Company on its Current Report on Form 8-K dated August 5, 2016, as filed with the SEC.

The consolidated balance sheet as of June 30, 2016 reflects the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statement of income for the three and six months ended June 30, 2016 includes the consolidated accounts of the Company. The results presented for the six months ended June 30, 2015 reflect the operations and changes in cash flows on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial statements for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the UE Businesses. All intercompany transactions have been eliminated in consolidation and combination.

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
Recently Issued Accounting Literature
In June 2016, the FASB issued an update (“ASU 2016-13”) Measurement of Credit Losses on Financial Instruments, which replaces the incurred impairment methodology in current GAAP with a methodology that reflects expected credit losses. The update is intended to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. We are evaluating the impact this standard will have on our consolidated and combined financial statements.

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835-30 Interest - Imputation of Interest. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company elected to early adopt ASU 2015-03 effective as of December 31, 2015. The effect of ASU 2015-03 was to reclassify the net unamortized balance of debt issuance costs of $10.0 million as of December 31, 2015 from deferred financing costs to a contra liability deduction of mortgages payable. Mortgages payable as of June 30, 2016 are presented net of $9.0 million of unamortized debt issuance costs. The adoption of ASU 2015-03 did not impact our results of operations or cash flows.

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

The Operating Partnership was formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. The Company consolidates the Operating Partnership as it is the primary beneficiary of the VIE.

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. During the six months ended June 30, 2016, the FASB has issued the following updates to ASC Topic 606 to clarify and/or amend the guidance in ASU 2014-09: (i) ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, (ii) ASU 2016-10 Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance and (iii) ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09. In August 2015, the FASB issued an update (“ASU 2015-09”) Revenue from Contracts with Customers to ASC Topic 606, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2015-09 is effective beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this standard will have on our consolidated and combined financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

In conjunction with the acquisition of Cross Bay Commons (formerly named Pan Bay Center) on December 23, 2015, we entered into a reverse like-kind exchange agreement under Section 1031 of the Internal Revenue Code with a third party intermediary. The exchange agreement was for a maximum of 180 days and allowed us, for tax purposes, to defer gains on the sale of other properties sold within 180 days after the acquisition date.
On June 9, 2016, we completed the sale of a shopping center located in Waterbury, CT for $21.6 million resulting in a gain of $15.6 million. The sale completed the reverse Section 1031 tax deferred exchange transaction with the acquisition of Cross Bay Commons.
From December 23, 2015 to June 9, 2016, a third party intermediary was the legal owner of Cross Bay Commons, although we controlled the activities that most significantly impacted the property and retained all of the economic benefits and risks associated with it, and therefore we concluded it was a VIE and we were the primary beneficiary of the VIE. Accordingly, effective December 23, 2015, we consolidated Cross Bay Commons and its operations even during the period it was held by a third party intermediary. The consolidated balance sheets included total assets and liabilities of Cross Bay Commons of $29.5 million and $2.5 million, respectively as of December 31, 2015.

5.	RELATED PARTY TRANSACTIONS

In connection with the separation, the Company and Vornado entered into a transition services agreement under which Vornado provided transition services to the Company including human resources, information technology, risk management, tax services and office space and support. The fees charged to us by Vornado for those transition services approximated the actual cost incurred by Vornado in providing such services. On June 28, 2016, the Company executed an amendment to the transition services agreement, extending Vornado’s provision of information technology, risk management services and the portion of the human resources service related to health and benefits through July 31, 2018, unless terminated earlier. Fees for these services remain the same except that they may be adjusted for inflation.

As of June 30, 2016 there were no amounts due to Vornado related to such services. During the three and six months ended June 30, 2016, there was $0.5 million and $0.9 million, respectively, of costs paid to Vornado included in general and administrative expenses, which consisted of $0.3 million and $0.5 million, respectively, of rent expense for two of our office locations and $0.2 million and $0.4 million, respectively, of transition services fees. For the three and six months ended June 30, 2015, there were $0.5 million and $1.1 million, respectively, of costs paid to Vornado included in general and administrative expenses, which consisted of $0.4 million and $0.9 million, respectively, of transition services fees and $0.1 million and $0.2 million, respectively, of rent expense for two of our office locations.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into a property management agreement under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado as of June 30, 2016. As of, and for the three and six months ended June 30, 2016, Vornado owned 32.4% of Alexander’s, Inc. During the three and six months ended June 30, 2016, we recognized management and development fee income of $0.5 million and $1.0 million, respectively and $0.7 million and $1.2 million for the same periods in 2015. As of June 30, 2016 and December 31, 2015, there were $0.4 million and $0.7 million of fees, respectively, due from Vornado included in tenant and other receivables in our consolidated balance sheets.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $32.6 million and $151.1 million as of June 30, 2016, respectively, and $34.0 million and $154.9 million as of December 31, 2015, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $3.8 million and $4.1 million for the six months ended June 30, 2016 and 2015, respectively, and $1.9 million and $2.1 million for the quarters ended June 30, 2016 and 2015, respectively. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$7,448
2018	7,227
2019	7,204
2020	7,211
2021	7,182

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $0.4 million and $0.8 million for the three and six months ended June 30, 2016, respectively and $0.4 million and $0.8 million for the same periods in 2015.  Estimated annual amortization of these identified intangible assets for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$1,523
2018	1,341
2019	1,220
2020	1,177
2021	1,078

Certain of the shopping centers were acquired subject to ground leases or ground and building leases.  Amortization of these acquired below-market leases resulted in additional rent expense of $0.2 million and $0.5 million for the three and six months ended June 30, 2016 and 2015.  Estimated annual amortization of these below-market leases for each of the five succeeding years commencing January 1, 2017 is as follows:

(Amounts in thousands)
2017	$972
2018	972
2019	972
2020	972
2021	622

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of June 30, 2016 and December 31, 2015.

		Interest Rate at	June 30,	December 31,
(Amounts in thousands)	Maturity	June 30, 2016	2016	2015
Cross collateralized mortgage loan:
Fixed Rate	9/10/2020	4.34%	$526,364	$533,459
Variable Rate(1)	9/10/2020	2.36%	38,756	60,000
Total cross collateralized			565,120	593,459
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	74,531	75,000
Englewood(3)	10/1/2018	6.22%	11,537	11,537
Montehiedra Town Center, Senior Loan(2)(4)	7/6/2021	5.33%	88,013	88,676
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Mount Kisco (Target)(5)	11/15/2034	6.40%	15,088	15,285
	Total mortgages payable		1,214,289	1,243,957
	Unamortized debt issuance costs		(9,011)	(9,974)
Total mortgages payable, net unamortized debt issuance costs			$1,205,278	$1,233,983

(1)
Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps. In June 2016, in connection with the sale of our property in Waterbury, CT, we prepaid $21.2 million of the variable rate portion of our cross collateralized mortgage loan to maintain compliance with covenant requirements.

(2)	On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. Refer to “Troubled Debt Restructuring” disclosure below.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. As of June 30, 2016 we were in default and remain in discussions with the special servicer including with respect to the possibility that the lender will take possession of the property.

(4)
Montehiedra was presented net of unamortized fees of $1.7 million as of December 31, 2015 in our Form 10-K as filed with SEC for Urban Edge Properties. The net unamortized fees of $1.7 million were revised to be presented with the unamortized debt issuance costs.

(5)
The mortgage payable balance on the loan secured by Mt. Kisco (Target) includes $1.1 million of unamortized debt discount as of June 30, 2016 and December 31, 2015. The effective interest rate including amortization of the debt discount is 7.26% as of June 30, 2016.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $855.5 million as of June 30, 2016.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Our property in Waterbury, CT was held as collateral in our cross collateralized mortgage loan. In connection with the sale of our property in Waterbury, CT on June 9, 2016, we prepaid $21.2 million of the variable rate component of our cross collateralized mortgage loan in order to maintain compliance with covenant requirements. As of June 30, 2016, we were in compliance with all debt covenants.

As of June 30, 2016, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2016(1)	$8,359
2017	16,784
2018	99,708
2019	17,320
2020	513,870
2021	120,753
Thereafter	437,495
(1) Remainder of 2016.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points which is expensed as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $2.4 million and $2.8 million as of June 30, 2016 and December 31, 2015, respectively, are included in deferred financing fees in the consolidated balance sheets.

Troubled Debt Restructuring

During the year ended December 31, 2014, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan was extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $11.8 million has been funded as of June 30, 2016. This $20.0 million intercompany loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated and combined financial statements. We incurred $2.0 million of debt issuance costs in connection with the loan modification.

8.	INCOME TAXES

The Company elects to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of our tax return for the 2015 fiscal year. Under those sections, a REIT, which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the separation from Vornado, UE Businesses historically operated under Vornado’s REIT structure. As Vornado operates as a REIT and distributes 100% of taxable income, no provision for federal income taxes has been made in the accompanying consolidated and combined financial statements. We intend to continue to adhere to these requirements and maintain our REIT status in future periods. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.

Partners of the Operating Partnership are required to report their share of taxable income on their individual tax returns. Our two Puerto Rico malls are subject to income taxes which are based on estimated taxable income and are included in income tax expense in the consolidated and combined statements of income. We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated and combined statements of income. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary “QRS”).

Our Puerto Rico properties are subject to a 29% non-resident withholding tax and a 0.5% Puerto Rico gross receipts tax. The Puerto Rico tax expense recorded was $30.0 thousand and $1.0 million for the six months ended June 30, 2016 and 2015, respectively, and $0.5 million for the quarter ended June 30, 2015. There was a $0.3 million income tax benefit recorded for the quarter ended June 30, 2016.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2016 and December 31, 2015.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated and combined balance sheets include cash and cash equivalents and mortgages payable.  Cash and cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2016 and December 31, 2015.

	As of June 30, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$156,672	$156,672	$168,983	$168,983
Liabilities:
Mortgages payable(1)	$1,214,289	$1,265,650	$1,243,957	$1,262,483
(1) Excludes unamortized debt issuance costs.

The following interest rates were used by the Company to estimate the fair value of mortgages payable:

	June 30, 2016		December 31, 2015
	Low	High	Low	High
Mortgages payable	2.1%	2.5%	2.0%	2.3%

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Loan Commitments: In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and building capital expenditures of which $11.8 million has been funded as of June 30, 2016.
Master Leases: Our mortgage loans are non-recourse to us.  However, in certain cases we have provided master leased tenant space.  These master leases terminate either upon the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of June 30, 2016, the aggregate amount of these master leases was approximately $2.7 million.
Redevelopment: As of June 30, 2016, we had approximately $131.4 million of active development, redevelopment and anchor repositioning projects underway of which $81.2 million remains to be funded as of June 30, 2016. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next three years.

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
Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we have accrued costs of $1.4 million on our consolidated balance sheets for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2016	December 31, 2015
Other assets	$2,347	$2,467
Prepaid expenses:
Real estate taxes	3,507	5,646
Insurance	1,217	1,934
Rent, licenses/fees	1,289	941
Total Prepaid expenses and other assets	$8,360	$10,988

12.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2016	December 31, 2015
Deferred ground rent expense	$6,173	$6,038
Deferred tax liability, net	3,632	3,607
Deferred tenant revenue	3,714	2,284
Environmental remediation costs	1,379	1,379
Total Other liabilities	$14,898	$13,308

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Interest expense	$12,097	$12,505	$24,867	$26,990
Amortization of deferred financing costs	723	736	1,382	1,420
Total Interest and debt expense	$12,820	$13,241	$26,249	$28,410

14.     NONCONTROLLING INTEREST

Redeemable Noncontrolling Interests
Redeemable noncontrolling interests reflected on the consolidated balance sheets of the Company are comprised of OP Units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed by VRLP. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”). The total of the OP units and LTIP units represent a 6.0% weighted-average interest in the Operating Partnership for the three and six months ended June 30, 2016. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis solely at our election.
Noncontrolling Interest
The noncontrolling interest relates to the 5% interest held by others in our property in Walnut Creek, CA (Mt. Diablo). The net income attributable to noncontrolling interest is presented separately in our consolidated and combined statements of income.

15.     SHARE-BASED COMPENSATION

Share-based compensation expense, which is included in general and administrative expenses in our consolidated and combined statements of income, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Share-based compensation expense components:
Restricted share expense	$383	$54	$616	$63
Stock option expense	653	545	1,229	786
LTIP expense	100	186	283	7,329
Outperformance Plan (“OPP”) expense(1)	288	43	593	91
Total Share-based compensation expense	$1,424	$828	$2,721	$8,269
(1) OPP Expense for the three months ended June 30, 2016 and 2015 includes $35,000 and $43,000, respectively, and $77,000 and $91,000 for the six months ended June 30, 2016 and 2015, respectively, of unrecognized compensation expense of awards issued under Vornado’s OPP for UE employees who were previously Vornado employees. The remaining OPP unrecognized compensation expense was transferred from Vornado to UE as of the separation date and is amortized on a straight-line basis over the remaining life of the OPP awards issued.

16.     EARNINGS PER SHARE AND UNIT

Urban Edge Earnings per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of Urban Edge common shares and participating securities is calculated according to dividends declared and participating rights in undistributed earnings. Restricted shares issued pursuant to our share-based compensation program are considered participating securities, and as such have non-forfeitable rights to receive dividends.

The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income attributable to common shareholders	$33,868	$16,162	$52,506	$4,699
Less: Earnings allocated to unvested participating securities	(43)	(7)	(61)	(9)
Net income available for common shareholders	$33,825	$16,155	$52,445	$4,690

Denominator:
Weighted average common shares outstanding - basic	99,274	99,250	99,270	99,249
Effect of dilutive securities(1):
Stock options using the treasury stock method	272	—	157	—
Restricted stock	122	24	98	16
Assumed conversion of LTIP units	—	—	67	—
Weighted average common shares outstanding - diluted	99,668	99,274	99,592	99,265

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.34	$0.16	$0.53	$0.05
Earnings per common share - Diluted	$0.34	$0.16	$0.53	$0.05
(1) For the three and six months ended June 30, 2016 and 2015, the effect of the redemption of OP and LTIP units would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such conversion has not been included in the determination of diluted EPS. Additionally there were stock options outstanding that were excluded from the computation of diluted EPS for the three and six months ended June 30, 2015 as their inclusion would be anti-dilutive.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per unit data)	2016	2015	2016	2015
Numerator:
Net income attributable to unitholders	$36,069	$17,148	$55,861	$5,125
Less: net income attributable to participating securities	(45)	(7)	(64)	(9)
Net income available for unitholders	$36,024	$17,141	$55,797	$5,116

Denominator:
Weighted average units outstanding - basic	105,372	105,311	105,353	105,235
Effect of dilutive securities issued by Urban Edge	394	24	255	16
Unvested LTIP units	275	81	258	53
Weighted average units outstanding - diluted	106,041	105,416	105,866	105,304

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.34	$0.16	$0.53	$0.05
Earnings per unit - Diluted	$0.34	$0.16	$0.53	$0.05

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Urban Edge Properties (“UE” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, redevelops and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. UE and UELP were created to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business. Prior to the separation, the portfolio is referred to as “UE Businesses.” Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of the separation.
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
The Operating Partnership’s capital includes general and limited common OP Units. As of December 31, 2015, Urban Edge owned approximately 94.0% of the outstanding common OP Units with the remaining limited OP Units held by VRLP, and members of management and our Board of Trustees. Urban Edge serves as the general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership.
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

As of June 30, 2016, our portfolio consisted of 79 shopping centers, three malls and a warehouse park totaling 14.7 million square feet.
Critical Accounting Policies and Estimates

Our 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the six months ended June 30, 2016, there were no material changes to these policies.

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
The following provides an overview of our key financial metrics based on our consolidated and combined results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$36,071	$17,153	$55,859	$5,136
FFO applicable to diluted common shareholders(1)	$33,846	$31,260	$67,393	$32,775
Cash NOI(2)	$52,463	$50,858	$104,723	$100,757
Same-property cash NOI(2)	$46,725	$44,860	$92,756	$89,780
(1) FFO applicable to diluted common shareholders is utilized as a performance measure for Urban Edge, refer to page 26 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 25 for a reconciliation to the nearest GAAP measure.
Significant Development/Redevelopment Activity

During the quarter ended June 30, 2016, the Company advanced active development, redevelopment and anchor repositioning projects by $12.0 million, most notably at our properties in Bruckner, NY and Garfield, NJ. As of June 30, 2016, the Company had approximately $131.4 million of active development, redevelopment and anchor repositioning projects underway of which $81.2 million remains to be funded.

Acquisition/Disposition Activity

In June 2016, we completed the sale of a shopping center located in Waterbury, CT for $21.6 million, resulting in a gain on sale of $15.6 million. During the three and six months ended June 30, 2016 there were no acquisitions.

During the quarter ended June 30, 2015 we acquired two properties, a 0.8 acre outparcel adjacent to Bergen Town Center with 7,700 square-feet of retail space for $2.8 million on April 29, 2015 and a 0.4 acre outparcel adjacent to the existing Lawnside shopping center with 2,000 square-feet of retail space for $0.4 million on June 29, 2015.

Significant Debt and Equity Activity

Debt Activity

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement care subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points which is expensed as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5. No amounts have been drawn to date under the Agreement.

During June 2016, in connection with the sale of a shopping center located in Waterbury, CT, we prepaid $21.2 million of our cross collateralized mortgage loan to maintain compliance with covenant requirements. During the quarter ended June 30, 2015, we repaid two mortgage loans for a total of $29.1 million; the 1.47% variable rate $17.0 million loan secured by our Staten Island Forest Plaza property and the 5.32% $12.1 million loan secured by our Mount Kisco (A&P) property.

On March 30, 2015, we notified the lender that due to tenants vacating the Englewood shopping center, the property’s operating cash flow will be insufficient to pay the debt service. Accordingly, at our request, the mortgage loan secured by Englewood was transferred to the special servicer. As of June 30, 2016 we were in default and remain in discussions with the special servicer including with respect to the possibility that the lender will take possession of the property.

Equity Activity

Prior to the date of separation, our financial statements were carved-out from Vornado’s books and records; thus, pre-separation ownership was solely that of Vornado and noncontrolling interests based on their respective ownership interests in VRLP on the date of the separation. Upon becoming a separate company on January 15, 2015, the Company’s ownership is now classified under the typical shareholders’ equity classifications of common shares, additional paid-in capital and accumulated earnings (deficit). In connection with the separation, 99,247,806 shares and 5,717,184 units of UELP’s limited partnership interests were issued to shareholders and unitholders of VRLP.

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

Significant equity activity during the six months ended June 30, 2016 includes: (i) 196,713 shares under option granted, (ii) 117,399 restricted shares granted, (iii) 15,430 restricted shares vested, (iv) 39,439 LTIP units vested and (v) issued 14,127 common shares under our employee share purchase plan. In addition, in connection with the Company’s 2015 Outperformance Plan (“OPP”) approved in November 2015, we issued additional LTIP units with a fair value of $0.4 million and a notional value of $1.0 million. The LTIP units will be awarded if the performance criteria is met in accordance with the OPP.

Comparison of the Three Months Ended June 30, 2016 to 2015

Net income for the three months ended June 30, 2016 was $36.1 million, compared to net income of $17.2 million for the three months ended June 30, 2015. The following table summarizes certain line items from our consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2016 as compared to the same period of 2015:

	For the three months ended June 30,
(Amounts in thousands)	2016	2015	$ Change
Total revenue	$79,457	$78,715	$742
Real estate taxes	$12,723	$12,517	$206
Property operating expenses	$9,840	$10,985	$(1,145)
General and administrative expenses	$7,535	$6,792	$743
Transaction costs	$34	$427	$(393)
Gain on sale of real estate	$15,618	$—	$15,618
Interest and debt expense	$(12,820)	$(13,241)	$421
Income tax benefit (expense)	$306	$(464)	$770
Total revenue increased by $0.7 million to $79.5 million in the second quarter of 2016 from $78.7 million in the second quarter of 2015. The increase is primarily attributable to:

•	$1.1 million net increase in property rentals due to rent commencements from higher occupancy and contractual rent increases;

•	$0.3 million increase due to the acquisition of Cross Bay Commons offset by $0.1 million due to the sale of our property in Waterbury, CT;

•	$0.2 million higher other income related to tenant bankruptcy settlement income received in the second quarter of 2016;

•	partially offset by a $0.6 million decrease in tenant reimbursements due to a decrease in recoverable expenses offset by an increase in revenue from recoverable capital projects; and

•	$0.2 million decrease in management and development fee income due to properties under management sold during 2015.
Real estate tax expenses increased by $0.2 million to $12.7 million in the second quarter of 2016 from $12.5 million in the second quarter of 2015. The increase is primarily attributable to:

•	$0.3 million related to properties acquired in 2015 and higher assessed values offset by;

•	$0.1 million of additional real estate tax capitalized related to increased levels of development.
Property operating expenses decreased by $1.1 million to $9.8 million in the second quarter of 2016 from $11.0 million in the second quarter of 2015. The decrease is primarily attributable to:

•	$0.8 million lower snow removal costs; and

•	$0.3 million decrease in common area maintenance expenses.
General and administrative expenses increased by $0.7 million to $7.5 million in the second quarter of 2016 from $6.8 million in the second quarter of 2015. The increase is primarily attributable to:

•	$0.6 million of share-based compensation expense incurred in the second quarter of 2016 due to equity award grants and vesting of existing equity awards; and

•	$0.1 million increase in salary and benefit costs.
Transaction costs decreased $0.4 million in the second quarter of 2016 from $0.4 million primarily due to costs incurred in connection with the separation transaction during the second quarter of 2015.
Gain on sale of real estate assets of $15.6 million in the quarter ended June 30, 2016 was incurred as a result of the sale of our property in Waterbury, CT on June 9, 2016.
Interest and debt expense decreased $0.4 million to $12.8 million in the second quarter of 2016 from $13.2 million in the second quarter of 2015. The decrease is primarily attributable to:

•	$0.3 million of additional interest capitalized related to increased levels of development; and

•
$0.1 million of lower interest due to a lower mortgage payable balance due to scheduled principal payments and debt prepayment in connection with the sale of our property in Waterbury, CT during the second quarter of 2016.

The Company recognized an Income tax benefit of $0.3 million in the second quarter of 2016 as compared to a $0.5 million expense in the second quarter of 2015 as a result of a $0.6 million reduction to the accrued income tax liability recorded in the second quarter of 2016, offset by the current period income tax expense accrual.
Comparison of the Six Months Ended June 30, 2016 to 2015

Net income for the six months ended June 30, 2016 was $55.9 million, compared to net income of $5.1 million for the six months ended June 30, 2015. The following table summarizes certain line items from our consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2016 as compared to the same period of 2015:

	For the six months ended June 30,
(Amounts in thousands)	2016	2015	$ Change
Total revenue	$162,525	$162,498	$27
Real estate taxes	$25,972	$25,341	$631
Property operating expenses	$22,699	$27,508	$(4,809)
General and administrative expenses	$14,255	$19,118	$(4,863)
Transaction costs	$84	$22,286	$(22,202)
Gain on sale of real estate	$15,618	$—	$15,618
Interest and debt expense	$(26,249)	$(28,410)	$2,161
Income tax expense	$30	$1,005	$(975)
Total revenue of $162.5 million in the six months ended June 30, 2016 remained consistent as compared to the six months ended June 30, 2015; variances include:

•	$2.7 million net increase in property rentals due to rent commencements from higher occupancy, contractual rent increases and the acquisition of Cross Bay Commons, ;

•
partially offset by $2.4 million decrease in tenant reimbursements as a result of lower recoverable expenses, offset by higher recovery income driven by higher occupancy and contractual rent commencements; and

•	$0.3 million decrease in management and development fee income due to properties under management sold during 2015.
Real estate tax expenses increased by $0.6 million to $26.0 million in the six months ended June 30, 2016 from $25.3 million in the six months ended June 30, 2015. The increase is primarily attributable to:

•	$0.6 million increase in real estate tax expense due to properties acquired in 2015 and higher assessed values,

•	partially offset by $0.3 million of additional real estate taxes capitalized related to space taken out of service for development.
Property operating expenses decreased by $4.8 million to $22.7 million in the six months ended June 30, 2016 from $27.5 million in the six months ended June 30, 2015. The decrease is primarily attributable to:

•	$3.0 million lower snow removal costs;

•	$0.4 million lower repair and maintenance costs; and

•	$1.4 million of environmental remediation costs accrued during the first quarter of 2015.
General and administrative expenses decreased by $4.9 million to $14.3 million in the six months ended June 30, 2016 from $19.1 million in the six months ended June 30, 2015. The decrease is primarily attributable to:

•	$7.1 million of share-based compensation expense incurred in 2015, including the one-time issuance of LTIP units to certain executives in connection with our separation transaction;

•	partially offset by $1.4 million of share-based compensation expense incurred in 2016 due to equity award grants and vesting of existing equity awards; and

•	$0.8 million increase in salary and benefits expense.
Transaction costs decreased $22.2 million to $0.1 million in the six months ended June 30, 2016 from $22.3 million in the six months ended June 30, 2015. The decrease is primarily due to costs incurred in connection with the separation transaction in 2015 .
Gain on sale of real estate assets of $15.6 million in the six months ended June 30, 2016 was incurred as a result of the sale of our property in Waterbury, CT on June 9, 2016.
Interest and debt expense decreased $2.2 million to $26.2 million in the six months ended June 30, 2016 from $28.4 million in the six months ended June 30, 2015. The decrease is primarily attributable to:

•	$1.1 million decrease due to the lowering of the interest rate of the mortgage loan secured by Montehiedra from 6.04% to 5.33% in connection with the debt restructuring on January 6, 2015;

•	$0.8 million of interest capitalized related to increased levels of development; and

•
$0.3 million due to a lower mortgage payable balance due to scheduled principal payments and debt prepayment in connection with the sale of our property in Waterbury, CT during the second quarter of 2016.

Income tax expense decreased $1.0 million resulting in income tax expense of $30 thousand in the six months ended June 30, 2016 from $1.0 million of expense in the six months ended June 30, 2015 as a result of a $0.6 million reduction to the accrued income tax liability recorded in the second quarter of 2016 and $0.3 million reduction to income tax expense in 2016.
Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that we consolidated (or combined), owned and operated for the entirety of both periods being compared, totaling 77 properties for the three and six months ended June 30, 2016 and 2015. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or re-tenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally the earlier of one year after construction is substantially complete or when GLA related to the redevelopment is 90% leased. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

We calculate same-property cash NOI using net income as defined by GAAP reflecting only those income and expense items that are incurred at the property level, adjusted for the following items: lease termination fees, bankruptcy settlement income, non-cash rental income and ground rent expense and income or expenses that we do not believe are representative of ongoing operating results, if any.

The most directly comparable GAAP financial measure to cash NOI is net income. Cash NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. We calculate cash NOI by adjusting GAAP operating income to add back depreciation and amortization expense, general and administrative expenses, real estate impairment losses and non-cash ground rent expense, and deduct non-cash rental income resulting from the straight-lining of rents and amortization of acquired below market leases net of above market leases.

We use cash NOI internally to make investment and capital allocation decisions and to compare the unlevered performance of our properties to our peers. Further, we believe cash NOI is useful to investors as a performance measure because, when compared across periods, cash NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from operating income or net income. As such, cash NOI assists in eliminating disparities in net income due to the development, redevelopment, acquisition or disposition of properties during the periods presented, and thus provides a more consistent performance measure for the comparison of the operating performance of the Company’s properties. Cash NOI and same-property cash NOI should not be considered substitutes for operating income or net income and may not be comparable to similarly titled measures employed by others.
Same-property cash NOI increased by $1.9 million, or 4.2%, for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 and by $3.0 million, or 3.3% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

The following table reconciles net income to cash NOI and same-property cash NOI for the three and six months ended June 30, 2016 and 2015.

	For the three months ended June 30,		For the six months ended June 30,
(Amounts in thousands)	2016	2015	2016	205
Net income	$36,071	$17,153	$55,859	$5,136
Add: income tax (benefit) expense	(306)	464	30	1,005
Income before income taxes	35,765	17,617	55,889	6,141
Gain on sale of real estate	(15,618)	—	(15,618)	—
Interest income	(177)	(51)	(344)	(62)
Interest and debt expense	12,820	13,241	26,249	28,410
Operating income	32,790	30,807	66,176	34,489
Depreciation and amortization	13,558	14,233	27,473	27,965
General and administrative expense	7,535	6,792	14,255	19,118
Transaction costs	34	427	84	22,286
NOI	53,917	52,259	107,988	103,858
Less: non-cash revenue and expenses	(1,454)	(1,401)	(3,265)	(3,101)
Cash NOI(1)	52,463	50,858	104,723	100,757
Adjustments:
Cash NOI related to properties being redeveloped(1)	(4,233)	(4,795)	(8,207)	(8,934)
Tenant bankruptcy settlement income	(340)	—	(1,490)	(1,260)
Environmental remediation costs	—	—	—	1,379
Cash NOI related to properties acquired, disposed, or in foreclosure(1)	(676)	(450)	(1,378)	(884)
Management and development fee income from non-owned properties	(526)	(693)	(981)	(1,228)
Other(2)	37	(60)	89	(50)
Subtotal adjustments	(5,738)	(5,998)	(11,967)	(10,977)
Same-property cash NOI	$46,725	$44,860	$92,756	$89,780
(1) Cash NOI is calculated as total property revenues less property operating expenses, excluding the net effects of non-cash rental income and non-cash ground rent expense.
(2) Other adjustments include revenue and expense items attributable to non-same properties and corporate activities.

Funds From Operations
FFO for the three and six months ended June 30, 2016 was $33.8 million and $67.4 million, respectively, compared to $31.3 million and $32.8 million, respectively, for the three and six months ended June 30, 2015.
We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (‘‘NAREIT’’) definition. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciated real estate assets, real estate impairment losses, rental property depreciation and amortization expense. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period to period both internally and among our peers because this non-GAAP measure excludes net gains on sales of depreciable real estate, real estate impairment losses, rental property depreciation and amortization expense which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash flows from operating activities in accordance with GAAP, should not be considered an alternative to net income as an indication of our performance, and is not indicative of cash flow as a measure of liquidity or our ability to make cash distributions. FFO may not be comparable to similarly titled measures employed by others.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$36,071	$17,153	$55,859	$5,136
Less (net income) attributable to noncontrolling interests in:
Operating partnership	(2,201)	(986)	(3,355)	(426)
Consolidated subsidiaries	(2)	(5)	2	(11)
Net income attributable to common shareholders	33,868	16,162	52,506	4,699
Adjustments:
Gain on sale of real estate	(15,618)	—	(15,618)	—
Rental property depreciation and amortization	13,395	14,112	27,150	27,650
Limited partnership interests in operating partnership(1)	2,201	986	3,355	426
FFO applicable to diluted common shareholders	$33,846	$31,260	$67,393	$32,775
(1) Represents earnings allocated to vested LTIP and OP unit holders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented. FFO calculations include earnings allocated to vested LTIP and OP unit holders and the respective weighted average share totals include the shares that may be issued upon redemption of units as their inclusion is dilutive.

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

Dividends

Our Board of Trustees declared a quarterly dividend of $0.20 per common share and OP Unit for each of the first two quarters in 2016, or an annual rate of $0.80. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of dividends to shareholders and unitholders falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of June 30, 2016.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	June 30, 2016	June 30, 2016
Cross collateralized mortgage loan:
Fixed Rate	9/10/2020	4.34%	$526,364
Variable Rate(1)	9/10/2020	2.36%	38,756
Total cross collateralized			565,120
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	74,531
Englewood(3)	10/1/2018	6.22%	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	88,013
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
Bergen Town Center	4/8/2023	3.56%	300,000
Las Catalinas	8/6/2024	4.43%	130,000
Mount Kisco (Target)	11/15/2034	6.40%	15,088
Total mortgages payable			1,214,289
Unamortized debt issuance costs			(9,011)
Total mortgages payable, net unamortized debt issuance costs			$1,205,278

(1)
Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps. In June 2016, in connection with the sale of our property in Waterbury, CT, we prepaid $21.2 million of the variable rate portion of our cross collateralized mortgage loan.

(2)
On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. Refer to Note 7- Mortgages Payable of our consolidated and combined financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow will be insufficient to pay the debt service; accordingly, at our request, the mortgage loan was transferred to the special servicer. As of June 30, 2016 we were in default and remain in discussions with the special servicer including with respect to the possibility that the lender will take possession of the property.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $855.5 million as of June 30, 2016.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Our property in Waterbury, CT was held as collateral in our cross collateralized mortgage loan. In connection with the sale of our property in Waterbury, CT on June 9, 2016, we prepaid $21.2 million of the variable rate component of our cross collateralized mortgage loan in order to maintain compliance with covenant requirements. As of June 30, 2016, we were in compliance with all debt covenants.

On January 15, 2015, we entered into a $500 million unsecured Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement.

During the year ended December 31, 2014, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. The loan was extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and building capital expenditures of which $11.8 million has been funded as of June 30, 2016. This $20.0 million intercompany loan is senior to the $30.0 million position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated financial statements. We incurred $2.0 million of debt issuance costs in connection with the loan modification.

Capital Expenditures

The following table summarizes anticipated 2016 capital expenditures and leasing commissions.

(Amounts in thousands)
Maintenance Capital Expenditures	$13,100
Tenant Improvements	12,800
Leasing commissions	2,600
Total capital expenditures and leasing commissions	$28,500
As of June 30, 2016, we had approximately $131.4 million of redevelopment, development and anchor repositioning projects at various stages of completion and anticipate that these projects will require an additional $81.2 million over the next three years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, borrowings under our line of credit and/or using secured debt, or issuing equity.

Commitments and Contingencies
Loan Commitments: In January 2015 we completed a modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and other capital expenditures of which $11.8 million has been funded as of June 30, 2016.

Master Leases: Our mortgage loans are non-recourse to us.  However, in certain cases, we have provided master-leased tenant space.  These master leases terminate upon either the satisfaction of certain circumstances or the repayment of the underlying mortgage loans.  As of June 30, 2016, the aggregate amount of these master leases was approximately $2.7 million.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we accrued costs of $1.4 million on our consolidated balance sheets for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimate of the potential costs of remediation, no amounts have currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there is no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although base rent is supported by long-term lease contracts, tenants who file bankruptcy may have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. We are not aware of any bankruptcy or announced store closings by any tenants in our shopping centers that would individually cause a material reduction in our revenues.

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

Summary of Cash Flows
Our cash flow activities are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2016	2015	Increase (Decrease)
Net cash provided by operating activities	$66,718	$62,472	$4,246
Net cash used in investing activities	$(7,560)	$(19,208)	$11,648
Net cash provided by (used in) financing activities	$(71,469)	$147,491	$(218,960)

Cash and cash equivalents was $156.7 million at June 30, 2016, compared to $169.0 million as of December 31, 2015, a decrease of $12.3 million. Net cash provided by operating activities of $66.7 million for the six months ended June 30, 2016 comprised of $69.2 million of cash from operating income and $2.5 million net decrease in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities. Net cash used in investing activities of $7.6 million for the six months ended June 30, 2016 was comprised of (i) $27.5 million of real estate additions, partially offset by, (ii) $19.9 million proceeds from the sale of operating properties. Net cash used in financing activities of $71.5 million for the six months ended June 30, 2016 was comprised of (i) $39.6 million of dividends paid to common shareholders, (ii) $29.7 million for debt repayments, and (iii) $2.5 million of distributions to redeemable noncontrolling interests.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements as of June 30, 2016 or December 31, 2015.

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

	2016				2015
(Amounts in thousands)	June 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance		Weighted Average Interest Rate

Variable Rate	$38,756		2.36%	$388	$60,000		2.36%
Fixed Rate	1,175,533		4.25%	—	1,182,265		4.25%
	$1,214,289	(1)		$388	$1,242,265	(1)
(1) Excludes unamortized debt issuance costs.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2016, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2016, the estimated fair value of our consolidated debt was $1.3 billion.

Other Market Risks

As of June 30, 2016, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2016 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2016, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three and six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Share of Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
January 1, 2016 - January 31, 2016	476	(1)	$23.08	N/A	N/A
February 1, 2016 - February 29, 2016	932	(1)	$23.80	N/A	N/A
March 1, 2016 - June 30, 2016	—		$—	N/A	N/A
	1,408		$23.56	N/A	N/A
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

INDEX TO EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Amendment to Transition Services Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of June 28, 2016
31.1
Certification by the Chief Executive Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by the Chief Financial Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by the Chief Executive Officer and Chief Financial Officer for Urban Edge Properties pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

PART IV

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: August 5, 2016