Form 10-Q
period 2016-09-30
Urban Edge Properties; Urban Edge Properties LP
filed 2016-11-02
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 333-212951-01 (Urban Edge Properties LP)
URBAN EDGE PROPERTIES
URBAN EDGE PROPERTIES LP
(Exact name of Registrant as specified in its charter)

Maryland (Urban Edge Properties)	47-6311266
Delaware (Urban Edge Properties LP)	36-4791544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 956‑2556
_______________________________
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Urban Edge Properties    YES ☒   NO ☐         Urban Edge Properties LP     YES ☐   NO ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Urban Edge Properties    YES ☒   NO ☐         Urban Edge Properties LP     YES ☒   NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Urban Edge Properties:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Urban Edge Properties LP:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒

As of October 28, 2016, Urban Edge Properties had 99,743,859 common shares outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2016 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of September 30, 2016, UE owned an approximate 94.0% ownership interest in UELP. The remaining approximate 6.0% interest is owned by limited partners. The other limited partners of UELP are Vornado Realty L.P. (owning approximately 5.4% of the ownership interest of UELP), and members of management and our Board of Trustees. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common stock will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common stock in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company believes that combining the quarterly reports on Form 10-Q of UE and UELP into this single report provides the following benefits:

•	enhances investors’ understanding of UE and UELP by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•	eliminates duplicative disclosure and provides a more streamlined and readable presentation because a substantial portion of the disclosure applies to both UE and UELP; and

•	creates time and cost efficiencies throughout the preparation of one combined report instead of two separate reports.
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
Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of UE and UELP. The limited partners of UELP are accounted for as partners’ capital in UELP’s financial statements and as noncontrolling interests in UE’s financial statements. The noncontrolling interests in UELP’s financial statements include the interests of unaffiliated partners in consolidated entities. The noncontrolling interests in UE’s financial statements include the same noncontrolling interests at UELP’s level and limited partners of UELP. The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at UE and UELP levels.
To help investors better understand the key differences between UE and UELP, certain information for UE and UELP in this report has been separated, as set forth below: Item 1. Financial Statements (unaudited) which includes specific disclosures for UE and UELP, and Note 10 thereto, Earnings Per Share and Unit.
This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of UE and UELP in order to establish that the requisite certifications have been made and that UE and UELP are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Real estate, at cost:
Land	$381,550	$389,080
Buildings and improvements	1,623,465	1,630,539
Construction in progress	105,936	61,147
Furniture, fixtures and equipment	4,123	3,876
Total	2,115,074	2,084,642
Accumulated depreciation and amortization	(531,623)	(509,112)
Real estate, net	1,583,451	1,575,530
Cash and cash equivalents	149,698	168,983
Cash held in escrow and restricted cash	7,653	9,042
Tenant and other receivables, net of allowance for doubtful accounts of $2,324 and $1,926, respectively	10,380	10,364
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $336 and $148, respectively	87,884	88,778
Identified intangible assets, net of accumulated amortization of $21,734 and $22,090, respectively	31,502	33,953
Deferred leasing costs, net of accumulated amortization of $13,707 and $12,987, respectively	18,844	18,455
Deferred financing costs, net of accumulated amortization of $484 and $709, respectively	2,177	2,838
Prepaid expenses and other assets	14,937	10,988
Total assets	$1,906,526	$1,918,931

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,201,466	$1,233,983
Identified intangible liabilities, net of accumulated amortization of $70,639 and $65,220, respectively	148,881	154,855
Accounts payable and accrued expenses	47,558	45,331
Other liabilities	14,842	13,308
Total liabilities	1,412,747	1,447,477
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 99,608,920 and 99,290,952 shares issued and outstanding, respectively	996	993
Additional paid-in capital	483,402	475,369
Accumulated deficit	(26,203)	(38,442)
Noncontrolling interests:
Redeemable noncontrolling interests	35,228	33,177
Noncontrolling interest in consolidated subsidiaries	356	357
Total equity	493,779	471,454
Total liabilities and equity	$1,906,526	$1,918,931
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Property rentals	$59,138	$58,111	$176,750	$173,077
Tenant expense reimbursements	19,888	19,188	62,274	63,942
Management and development fees	375	551	1,356	1,779
Other income	572	1,975	2,118	3,525
Total revenue	79,973	79,825	242,498	242,323
EXPENSES
Depreciation and amortization	14,435	13,603	41,908	41,568
Real estate taxes	12,729	12,227	38,701	37,568
Property operating	9,897	10,494	32,596	38,002
General and administrative	6,618	6,385	20,873	25,503
Ground rent	2,508	2,527	7,529	7,606
Transaction costs	223	151	307	22,437
Provision for doubtful accounts	149	427	994	1,139
Total expenses	46,559	45,814	142,908	173,823
Operating income	33,414	34,011	99,590	68,500
Gain on sale of real estate	—	—	15,618	—
Interest income	176	39	520	101
Interest and debt expense	(12,766)	(13,611)	(39,015)	(42,021)
Income before income taxes	20,824	20,439	76,713	26,580
Income tax expense	(319)	(394)	(349)	(1,399)
Net income	20,505	20,045	76,364	25,181
Less (net income) loss attributable to noncontrolling interests in:
Operating partnership	(1,239)	(1,179)	(4,594)	(1,605)
Consolidated subsidiaries	(1)	(6)	1	(17)
Net income attributable to common shareholders	$19,265	$18,860	$71,771	$23,559

Earnings per common share - Basic:	$0.19	$0.19	$0.72	$0.24
Earnings per common share - Diluted:	$0.19	$0.19	$0.72	$0.24
Weighted average shares outstanding - Basic	99,304	99,252	99,281	99,250
Weighted average shares outstanding - Diluted	99,870	99,286	99,711	99,272

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Redeemable NCI	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2015	99,290,952	$993	$475,369	$(38,442)	$33,177	$357	$471,454
Net income attributable to common shareholders	—	—	—	71,771	—	—	71,771
Net income (loss) attributable to noncontrolling interests	—	—	—	—	4,594	(1)	4,593
Common shares issued:
Under Omnibus share plan	287,762	3	4,483	—	—	—	4,486
Under dividend reinvestment plan	9,164	—	254	(254)	—	—	—
Under employee share purchase plan	14,127	—	326	—	—	—	326
Upon exercise of options	8,501	—	208	—	—	—	208
Share-based awards retained for taxes	(1,586)	—	(38)	—	—	—	(38)
Dividends on common shares ($0.60 per share)	—	—	—	(59,390)	—	—	(59,390)
Share-based compensation expense	—	—	2,800	112	1,168	—	4,080
Distributions to redeemable NCI ($0.60 per unit)	—	—	—	—	(3,711)	—	(3,711)
Balance, September 30, 2016	99,608,920	$996	$483,402	$(26,203)	$35,228	$356	$493,779

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,364	$25,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,682	42,645
Amortization of deferred financing costs	2,106	2,079
Amortization of below market leases, net	(5,907)	(6,070)
Straight-lining of rent	(97)	(68)
Share-based compensation expense	4,080	9,148
Gain on sale of real estate	(15,618)	—
Non-cash separation costs paid by Vornado	—	17,403
Provision for doubtful accounts	994	1,139
Change in operating assets and liabilities:
Tenant and other receivables	(821)	922
Prepaid and other assets	(4,578)	(3,373)
Accounts payable and accrued expenses	(1,368)	7,538
Other liabilities	1,345	3,308
Net cash provided by operating activities	99,182	99,852
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(45,668)	(24,643)
Acquisition of real estate	(2,000)	(3,125)
Proceeds from sale of operating properties	19,938	—
Decrease in cash held in escrow and restricted cash	1,390	135
Net cash used in investing activities	(26,340)	(27,633)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(34,008)	(42,671)
Contributions from Vornado	—	231,462
Dividends paid to shareholders	(59,390)	(59,392)
Distributions to redeemable noncontrolling interests	(3,711)	(3,682)
Debt issuance costs	—	(3,198)
Taxes withheld for vested restricted shares	(38)	—
Proceeds from issuance of common shares	5,020	—
Net cash provided by (used in) financing activities	(92,127)	122,519
Net (decrease) increase in cash and cash equivalents	(19,285)	194,738
Cash and cash equivalents at beginning of period	168,983	2,600
Cash and cash equivalents at end of period	$149,698	$197,338
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $2,755 and $1,340, respectively)	$38,503	$39,912
Cash payments for income taxes	$1,258	$1,907
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	$12,340	$4,853
Write off of fully depreciated assets	$958	$4,495
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	September 30,	December 31,
	2016	2015
ASSETS
Real estate, at cost:
Land	$381,550	$389,080
Buildings and improvements	1,623,465	1,630,539
Construction in progress	105,936	61,147
Furniture, fixtures and equipment	4,123	3,876
Total	2,115,074	2,084,642
Accumulated depreciation and amortization	(531,623)	(509,112)
Real estate, net	1,583,451	1,575,530
Cash and cash equivalents	149,698	168,983
Cash held in escrow and restricted cash	7,653	9,042
Tenant and other receivables, net of allowance for doubtful accounts of $2,324 and $1,926, respectively	10,380	10,364
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $336 and $148, respectively	87,884	88,778
Identified intangible assets, net of accumulated amortization of $21,734 and $22,090, respectively	31,502	33,953
Deferred leasing costs, net of accumulated amortization of $13,707 and $12,987, respectively	18,844	18,455
Deferred financing costs, net of accumulated amortization of $484 and $709, respectively	2,177	2,838
Prepaid expenses and other assets	14,937	10,988
Total assets	$1,906,526	$1,918,931

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,201,466	$1,233,983
Identified intangible liabilities, net of accumulated amortization of $70,639 and $65,220, respectively	148,881	154,855
Accounts payable and accrued expenses	47,558	45,331
Other liabilities	14,842	13,308
Total liabilities	1,412,747	1,447,477
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 99,608,920 and 99,290,952 units outstanding, respectively	484,398	476,362
Limited partners: 6,395,712 and 6,150,224 units outstanding, respectively	36,716	35,548
Accumulated deficit	(27,691)	(40,813)
Total partners’ capital	493,423	471,097
Noncontrolling interest in consolidated subsidiaries	356	357
Total equity	493,779	471,454
Total liabilities and equity	$1,906,526	$1,918,931
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
REVENUE
Property rentals	$59,138	$58,111	$176,750	$173,077
Tenant expense reimbursements	19,888	19,188	62,274	63,942
Management and development fees	375	551	1,356	1,779
Other income	572	1,975	2,118	3,525
Total revenue	79,973	79,825	242,498	242,323
EXPENSES
Depreciation and amortization	14,435	13,603	41,908	41,568
Real estate taxes	12,729	12,227	38,701	37,568
Property operating	9,897	10,494	32,596	38,002
General and administrative	6,618	6,385	20,873	25,503
Ground rent	2,508	2,527	7,529	7,606
Transaction costs	223	151	307	22,437
Provision for doubtful accounts	149	427	994	1,139
Total expenses	46,559	45,814	142,908	173,823
Operating income	33,414	34,011	99,590	68,500
Gain on sale of real estate	—	—	15,618	—
Interest income	176	39	520	101
Interest and debt expense	(12,766)	(13,611)	(39,015)	(42,021)
Income before income taxes	20,824	20,439	76,713	26,580
Income tax expense	(319)	(394)	(349)	(1,399)
Net income	20,505	20,045	76,364	25,181
Less: (net income) loss attributable to NCI in consolidated subsidiaries	(1)	(6)	1	(17)
Net income attributable to unitholders	$20,504	$20,039	$76,365	$25,164

Earnings per unit - Basic:	$0.19	$0.19	$0.72	$0.24
Earnings per unit - Diluted:	$0.19	$0.19	$0.72	$0.24
Weighted average units outstanding - Basic	105,404	105,312	105,370	105,262
Weighted average units outstanding - Diluted	105,970	105,346	105,800	105,284

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	General Partner	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2015	$476,362	$35,548	$(40,813)	$357	$471,454
Net income attributable to unitholders	—	—	76,365	—	76,365
Net income attributable to noncontrolling interests	—	—	—	(1)	(1)
Common units issued as a result of common shares issued by Urban Edge	5,274	—	(254)	—	5,020
Distributions to Partners ($0.60 per unit)	—	—	(63,101)	—	(63,101)
Share-based compensation expense	2,800	1,168	112	—	4,080
Share-based awards retained for taxes	(38)	—	—	—	(38)
Balance, September 30, 2016	$484,398	$36,716	$(27,691)	$356	$493,779
(1) Limited partners have a 6.0% common limited partnership interest in the Operating Partnership as of September 30, 2016 in the form of units of interest in the Operating Partnership (“OP Units”) and Long Term Incentive Plan (“LTIP”) units.

See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76,364	$25,181
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,682	42,645
Amortization of deferred financing costs	2,106	2,079
Amortization of below market leases, net	(5,907)	(6,070)
Straight-lining of rent	(97)	(68)
Share-based compensation expense	4,080	9,148
Gain on sale of real estate	(15,618)	—
Non-cash separation costs paid by Vornado	—	17,403
Provision for doubtful accounts	994	1,139
Change in operating assets and liabilities:
Tenant and other receivables	(821)	922
Prepaid and other assets	(4,578)	(3,373)
Accounts payable and accrued expenses	(1,368)	7,538
Other liabilities	1,345	3,308
Net cash provided by operating activities	99,182	99,852
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(45,668)	(24,643)
Acquisition of real estate	(2,000)	(3,125)
Proceeds from sale of operating properties	19,938	—
Decrease in cash held in escrow and restricted cash	1,390	135
Net cash used in investing activities	(26,340)	(27,633)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(34,008)	(42,671)
Contributions from Vornado	—	231,462
Distributions to partners	(63,101)	(63,074)
Debt issuance costs	—	(3,198)
Taxes withheld for vested restricted units	(38)	—
Proceeds from issuance of units	5,020	—
Net cash provided by (used in) financing activities	(92,127)	122,519
Net (decrease) increase in cash and cash equivalents	(19,285)	194,738
Cash and cash equivalents at beginning of period	168,983	2,600
Cash and cash equivalents at end of period	$149,698	$197,338
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $2,755 and $1,340, respectively)	$38,503	$39,912
Cash payments for income taxes	$1,258	$1,907
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	$12,340	$4,853
Write off of fully depreciated assets	$958	$4,495
 See notes to consolidated and combined financial statements (unaudited).

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, redevelops and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Prior to its separation on January 15, 2015, UE was a wholly owned subsidiary of Vornado Realty Trust (“Vornado”) (NYSE: VNO). UE and UELP were created to own the majority of Vornado’s former shopping center business. Prior to the separation, the portfolio is referred to as “UE Businesses.” Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of the separation.
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
The Operating Partnership’s capital includes general and limited common OP Units. As of December 31, 2015, Urban Edge owned approximately 94.0% of the outstanding common OP Units with the remaining limited OP Units held by VRLP, and members of management and our Board of Trustees. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership.

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
As of September 30, 2016 our portfolio consisted of 79 shopping centers, three malls and a warehouse park totaling 14.8 million square feet.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated and combined financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2016. Accordingly, these consolidated and combined financial statements should be read in conjunction with the Company’s consolidated and combined financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the SEC and the Operating Partnership’s audited consolidated and combined financial statements and related notes thereto filed by the Company on its Current Report on Form 8-K dated August 5, 2016, as filed with the SEC.

The consolidated balance sheets as of September 30, 2016 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three and nine months ended September 30, 2016 includes the consolidated accounts of the Company and the Operating Partnership. The results presented for the nine months ended September 30, 2015 reflect the operations and changes in cash flows on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial statements for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to the UE Businesses. All intercompany transactions have been eliminated in consolidation and combination.

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
Recently Issued Accounting Literature
In August 2016, the FASB issued an update (“ASU 2016-15”) Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. The adoption of ASU 2016-15 did not impact our results of operations or cash flows.

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

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835-30 Interest - Imputation of Interest. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 with early adoption permitted. The Company elected to early adopt ASU 2015-03 effective as of December 31, 2015. The effect of ASU 2015-03 was to reclassify the net unamortized balance of debt issuance costs of $10.0 million as of December 31, 2015 from deferred financing costs to a contra liability deduction of mortgages payable. Mortgages payable as of September 30, 2016 are presented net of $8.5 million of unamortized debt issuance costs. The adoption of ASU 2015-03 did not impact our results of operations or cash flows.

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

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. During the nine months ended September 30, 2016, the FASB issued the following updates to ASC Topic 606 to clarify and/or amend the guidance in ASU 2014-09: (i) ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, (ii) ASU 2016-10 Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance and (iii) ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09. In August 2015, the FASB issued an update (“ASU 2015-09”) Revenue from Contracts with Customers to ASC Topic 606, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2015-09 is effective beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact this standard will have on our consolidated and combined financial statements.

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
From December 23, 2015 to June 9, 2016, a third party intermediary was the legal owner of Cross Bay Commons, although we controlled the activities that most significantly impacted the property and retained all of the economic benefits and risks associated with it, and therefore we concluded it was a VIE and we were the primary beneficiary of the VIE. Accordingly, effective December 23, 2015, we consolidated Cross Bay Commons and its operations even during the period it was held by a third party intermediary. The consolidated balance sheets included total assets and liabilities of Cross Bay Commons of $29.5 million and $2.5 million, respectively, as of December 31, 2015.
In September 2016, we executed a contract for $44.0 million to acquire a property adjacent to a shopping center already owned by the Company located in the New York metropolitan region.
Subsequent to quarter end, the Company executed a contract for $32.0 million to acquire an asset adjacent to a shopping center already owned by the Company located in the New York metropolitan region.

5.	RELATED PARTY TRANSACTIONS

In connection with the separation, the Company and Vornado entered into a transition services agreement under which Vornado provided transition services to the Company including human resources, information technology, risk management, tax services and office space and support. The fees charged to us by Vornado for those transition services approximated the actual cost incurred by Vornado in providing such services. On June 28, 2016, the Company executed an amendment to the transition services agreement, extending Vornado’s provision of information technology, risk management services and the portion of the human resources service related to health and benefits through July 31, 2018, unless terminated earlier. Fees for these services remain the same except that they may be adjusted for inflation. As of September 30, 2016 there were no amounts due to Vornado related to such services.

During the three and nine months ended September 30, 2016, there was $0.4 million and $1.3 million, respectively, of costs paid to Vornado included in general and administrative expenses, which consisted of $0.2 million and $0.7 million, respectively, of rent expense for two of our office locations and $0.2 million and $0.6 million, respectively, of transition services fees. For the three and nine months ended September 30, 2015, there were $0.4 million and $1.5 million, respectively, of costs paid to Vornado included in general and administrative expenses, which consisted of $0.3 million and $1.2 million, respectively, of transition services fees and $0.1 million and $0.3 million, respectively, of rent expense for two of our office locations.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into a property management agreement under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado as of September 30, 2016. As of, and for the three and nine months ended September 30, 2016, Vornado owned 32.4% of Alexander’s, Inc. During the three and nine months ended September 30, 2016, we recognized management and development fee income of $0.4 million and $1.4 million, respectively and $0.6 million and $1.8 million for the same periods in 2015. As of September 30, 2016 and December 31, 2015, there were $0.3 million and $0.7 million of fees, respectively, due from Vornado included in tenant and other receivables in our consolidated balance sheets.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $31.5 million and $148.9 million as of September 30, 2016, respectively, and $34.0 million and $154.9 million as of December 31, 2015, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.2 million and $6.0 million for the three and nine months ended September 30, 2016 and $2.0 million and $6.1 million for the same periods in 2015, respectively.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $0.8 million and $1.6 million for the three and nine months ended September 30, 2016, respectively and $0.4 million and $1.2 million for the same periods in 2015, respectively.

Certain shopping centers were acquired subject to ground leases or ground and building leases.  Amortization of these acquired below-market leases resulted in additional rent expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2016 and 2015, respectively.

The following table sets forth the estimated annual amortization expense related to intangible assets and liabilities for the five succeeding years commencing January 1, 2017:

(Amounts in thousands)	Below-Market		Below-Market
Year	Operating Leases(1)	In-Place Leases(2)	Ground Leases
2017	$7,419	$1,482	$972
2018	7,198	1,300	972
2019	7,175	1,179	972
2020	7,182	1,136	972
2021	7,153	1,037	622
(1) Estimated annual amortization of acquired below-market leases, net of acquired above-market leases.
(2) Estimated annual amortization of acquired in-place leases and customer relationships.

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of September 30, 2016 and December 31, 2015.

		Interest Rate at	September 30,	December 31,
(Amounts in thousands)	Maturity	September 30, 2016	2016	2015
Cross collateralized mortgage loan:
Fixed Rate	9/10/2020	4.35%	$522,762	$533,459
Variable Rate(1)	9/10/2020	2.36%	38,756	60,000
Total cross collateralized			561,518	593,459
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	74,244	75,000
Englewood(3)	10/1/2018	6.22%	11,537	11,537
Montehiedra Town Center, Senior Loan(2)(4)	7/6/2021	5.33%	87,709	88,676
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Mount Kisco (Target)(5)	11/15/2034	6.40%	14,986	15,285
	Total mortgages payable		1,209,994	1,243,957
	Unamortized debt issuance costs		(8,528)	(9,974)
Total mortgages payable, net of unamortized debt issuance costs			$1,201,466	$1,233,983

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

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow would be insufficient to pay its debt service. As of September 30, 2016 we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property.

(4)
The mortgage payable balance secured by Montehiedra was presented net of unamortized fees of $1.7 million as of December 31, 2015 in our Form 10-K as filed with SEC for Urban Edge Properties. The net unamortized fees of $1.7 million were revised to be presented with the unamortized debt issuance costs.

(5)
The mortgage payable balance on the loan secured by Mt. Kisco (Target) includes $1.1 million of unamortized debt discount as of September 30, 2016 and December 31, 2015. The effective interest rate including amortization of the debt discount is 7.26% as of September 30, 2016.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $863.3 million as of September 30, 2016.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Our property in Waterbury, CT was held as collateral in our cross collateralized mortgage loan. In connection with the sale of our property in Waterbury, CT on June 9, 2016, we prepaid $21.2 million of the variable rate component of our cross collateralized mortgage loan in order to maintain compliance with covenant requirements. As of September 30, 2016, we were in compliance with all debt covenants.

As of September 30, 2016, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2016(1)	$4,369
2017	16,784
2018	99,707
2019	17,320
2020	513,870
2021	120,449
Thereafter	437,495
(1) Remainder of 2016.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points which is expensed as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $2.2 million and $2.8 million as of September 30, 2016 and December 31, 2015, respectively, are included in deferred financing fees in the consolidated balance sheets.

Troubled Debt Restructuring

During the year ended December 31, 2014, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan. The loan was extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and capital expenditures of which $14.5 million has been funded as of September 30, 2016. This $20.0 million intercompany loan is senior to the $30.0 million mortgage position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated and combined financial statements. We incurred $2.0 million of debt issuance costs in connection with the loan modification.

8.	INCOME TAXES

The Company has elected to qualify as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of our tax return for the 2015 fiscal year. Under those sections, a REIT, which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the separation from Vornado, UE Businesses historically operated under Vornado’s REIT structure. As Vornado operates as a REIT and distributes 100% of taxable income, no provision for federal income taxes has been made in the accompanying consolidated and combined financial statements. We intend to continue to adhere to these requirements and maintain our REIT status in future periods. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns. We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated and combined statements of income.

Our two Puerto Rico malls are subject to a 29% non-resident withholding tax and a 0.5% Puerto Rico gross receipts tax which are included in income tax expense in the consolidated and combined statements of income. The Puerto Rico tax expense recorded was $0.3 million and $1.4 million for the nine months ended September 30, 2016 and 2015, respectively, and $0.3 million and $0.4 million for the quarters ended September 30, 2016 and 2015, respectively. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2016 and December 31, 2015.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated and combined balance sheets include cash and cash equivalents and mortgages payable.  Cash and cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist.  The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.  The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2016 and December 31, 2015.

	As of September 30, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$149,698	$149,698	$168,983	$168,983
Liabilities:
Mortgages payable(1)	$1,209,994	$1,256,929	$1,243,957	$1,262,483
(1) Excludes unamortized debt issuance costs.

The following interest rates were used by the Company to estimate the fair value of mortgages payable:

	September 30, 2016		December 31, 2015
	Low	High	Low	High
Mortgages payable	2.1%	2.4%	2.0%	2.3%

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Loan Commitments: In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and building capital expenditures of which $14.5 million has been funded as of September 30, 2016.
Redevelopment: As of September 30, 2016, we had approximately $126.1 million of active development, redevelopment and anchor repositioning projects underway of which $65.3 million remains to be funded as of September 30, 2016. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next two years.
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

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2016	December 31, 2015
Other assets	$4,099	$2,467
Prepaid expenses:
Real estate taxes	5,907	5,646
Insurance	3,932	1,934
Rent, licenses/fees	999	941
Total Prepaid expenses and other assets	$14,937	$10,988

12.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2016	December 31, 2015
Deferred ground rent expense	$6,226	$6,038
Deferred tax liability, net	3,645	3,607
Deferred tenant revenue	3,592	2,284
Environmental remediation costs	1,379	1,379
Total Other liabilities	$14,842	$13,308

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Interest expense	$12,043	$12,952	$36,909	$39,942
Amortization of deferred financing costs	723	659	2,106	2,079
Total Interest and debt expense	$12,766	$13,611	$39,015	$42,021

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
On August 8, 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker-dealers acting as sales agents. Sales of the shares of common stock may be made, as needed, from time to time in ATM offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent.
During September 2016, the Company issued 172,403 common shares at a weighted average price of $28.58 under its ATM equity program, generating cash proceeds of $4.9 million. Commissions paid to distribution agents totaled $0.1 million.
Subsequent to September 30, 2016, the issuance of an additional 134,939 common shares under the Company’s ATM equity program settled, sold at a weighted average price of $28.30, generating cash proceeds of $3.8 million.
Common Units of the Operating Partnership
Operating Partnership units were issued by the Operating Partnership to the Company in connection with the issuance of common shares by the Company under its ATM equity program, as discussed above.
Dividends and Distributions
During the three months ended September 30, 2016 and 2015, the Company declared common stock dividends and OP unit distributions of $0.20 per share/unit. During the nine months ended September 30, 2016 and 2015, the Company declared common stock dividends and OP unit distributions of $0.60 per share/unit.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests reflected on the consolidated balance sheets of the Company are comprised of OP Units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed by VRLP. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”). The total of the OP units and LTIP units represent a 6.0% weighted-average interest in the Operating Partnership for the three and nine months ended September 30, 2016. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis solely at our election.
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

15.     SHARE-BASED COMPENSATION

Share-based compensation expense, which is included in general and administrative expenses in our consolidated and combined statements of income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Share-based compensation expense components:
Restricted share expense	$352	$82	$968	$145
Stock option expense	604	552	1,833	1,338
LTIP expense	95	202	378	7,531
Outperformance Plan (“OPP”) expense(1)	308	43	901	134
Total Share-based compensation expense	$1,359	$879	$4,080	$9,148
(1) OPP Expense for the three months ended September 30, 2016 and 2015 includes $35,000 and $43,000, respectively, and $112,000 and $134,000 for the nine months ended September 30, 2016 and 2015, respectively, of unrecognized compensation expense of awards issued under Vornado’s OPP for UE employees who were previously Vornado employees. The remaining OPP unrecognized compensation expense was transferred from Vornado to UE as of the separation date and is amortized on a straight-line basis over the remaining life of the OPP awards issued.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2016	2015	2016	2015
Numerator:
Net income attributable to common shareholders	$19,265	$18,860	$71,771	$23,559
Less: Earnings allocated to unvested participating securities	(26)	(7)	(88)	(16)
Net income available for common shareholders	$19,239	$18,853	$71,683	$23,543

Denominator:
Weighted average common shares outstanding - basic	99,304	99,252	99,281	99,250
Effect of dilutive securities(1):
Stock options using the treasury stock method	436	—	259	22
Restricted stock	130	34	109	—
Assumed conversion of LTIP units	—	—	62	—
Weighted average common shares outstanding - diluted	99,870	99,286	99,711	99,272

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.19	$0.19	$0.72	$0.24
Earnings per common share - Diluted	$0.19	$0.19	$0.72	$0.24
(1) For the three months ended September 30, 2016 and 2015 and the nine months ended September 30, 2015, the effect of the redemption of OP and LTIP units would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such conversion has not been included in the determination of diluted EPS for these periods. Additionally there were stock options outstanding that were excluded from the computation of diluted EPS for the three months ended September 30, 2015 as their inclusion would be anti-dilutive.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2016	2015	2016	2015
Numerator:
Net income attributable to unitholders	$20,504	$20,039	$76,365	$25,164
Less: net income attributable to participating securities	(43)	(25)	(174)	(62)
Net income available for unitholders	$20,461	$20,014	$76,191	$25,102

Denominator:
Weighted average units outstanding - basic	105,404	105,312	105,370	105,262
Effect of dilutive securities issued by Urban Edge	566	34	368	22
Unvested LTIP units	—	—	62	—
Weighted average units outstanding - diluted	105,970	105,346	105,800	105,284

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.19	$0.19	$0.72	$0.24
Earnings per unit - Diluted	$0.19	$0.19	$0.72	$0.24

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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

Overview

Urban Edge Properties (“UE” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, redevelops and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. UE and UELP were created to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business. Prior to the separation, the portfolio is referred to as “UE Businesses.” Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries after giving effect to the transfer of assets and liabilities from Vornado as well as to the UE Businesses prior to the date of the separation.
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
The Operating Partnership’s capital includes general and limited common OP Units. As of December 31, 2015, Urban Edge owned approximately 94.0% of the outstanding common OP Units with the remaining limited OP Units held by VRLP, and members of management and our Board of Trustees. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership.
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

As of September 30, 2016, our portfolio consisted of 79 shopping centers, three malls and a warehouse park totaling 14.8 million square feet.
Critical Accounting Policies and Estimates

The Company’s 2015 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the nine months ended September 30, 2016, there were no material changes to these policies.

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
The following provides an overview of our key financial metrics based on our consolidated and combined results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$20,505	$20,045	$76,364	$25,181
FFO applicable to diluted common shareholders(1)	34,773	33,491	102,166	66,266
Cash NOI(2)	52,867	52,525	157,590	153,282
Same-property cash NOI(2)	47,175	45,322	139,880	135,055
(1) FFO applicable to diluted common shareholders is utilized as a performance measure for Urban Edge, refer to page 27 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 26 for a reconciliation to the nearest GAAP measure.

Significant Development/Redevelopment Activity

During the quarter ended September 30, 2016, Anthropologie opened in Walnut Creek, CA, completing this anchor repositioning project with a total investment of $5.0 million. As of September 30, 2016, the Company had active development, redevelopment or anchor repositioning projects at 11 properties with total estimated costs of $126.1 million. Total active projects were $60.8 million, or 48% funded. As of September 30, 2016, the Company had completed projects at three properties pending twelve month stabilization for a total investment of $5.6 million.

Acquisition/Disposition Activity

In September 2016, we executed a contract for $44.0 million to acquire a property adjacent to a shopping center already owned by the Company located in the New York metropolitan region.
Subsequent to quarter end, the Company executed a contract for $32.0 million to acquire an asset adjacent to a shopping center already owned by the Company located in the New York metropolitan region.
There was no acquisition or disposition activity in the quarter ended September 30, 2015.

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

On March 30, 2015, we notified the lender that due to tenants vacating the Englewood shopping center, the property’s operating cash flow would be insufficient to pay its debt service. As of September 30, 2016 we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property.

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

Significant equity activity during the nine months ended September 30, 2016 includes: (i) 196,713 shares under option granted, (ii) 117,399 restricted shares granted, (iii) 15,977 restricted shares vested, (iv) 39,439 LTIP units vested, (v) 14,127 common shares issued under our employee share purchase plan and (vi) 8,501 stock options exercised. In addition, in connection with the Company’s 2015 Outperformance Plan (“OPP”) approved in November 2015, we issued additional LTIP units with a fair value of $0.4 million and a notional value of $1.0 million. The LTIP units will be awarded if the performance criteria are met in accordance with the OPP.

During September 2016, the Company issued 172,403 common shares at a weighted average price of $28.58 under its $250.0 million at-the-market (“ATM”) equity program, generating cash proceeds of $4.9 million. Commissions paid to distribution agents totaled $0.1 million. Subsequent to September 30, 2016, the issuance of an additional 134,939 common shares under the Company’s ATM equity program settled, sold at a weighted average price of $28.30, generating cash proceeds of $3.8 million.

Operating Partnership units were issued by the Operating Partnership to the Company in connection with the issuance of common shares by the Company under its ATM equity program, as discussed above.

Comparison of the Three Months Ended September 30, 2016 to 2015

Net income for the three months ended September 30, 2016 was $20.5 million, compared to net income of $20.0 million for the three months ended September 30, 2015. The following table summarizes certain line items from our consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2016 as compared to the same period of 2015:

	For the three months ended September 30,
(Amounts in thousands)	2016	2015	$ Change
Total revenue	$79,973	$79,825	$148
Real estate tax expenses	12,729	12,227	502
Property operating expenses	9,897	10,494	(597)
General and administrative expenses	6,618	6,385	233
Transaction costs	223	151	72
Interest and debt expense	12,766	13,611	(845)
Total revenue increased by $0.1 million to $80.0 million in the third quarter of 2016 from $79.8 million in the third quarter of 2015. The increase is primarily attributable to:

•	$1.1 million net increase in property rentals due to rent commencements from higher occupancy and contractual rent increases;

•	$0.7 million increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects;

•	partially offset by a $1.4 million lower other income related to tenant bankruptcy settlement income;

•	$0.2 million decrease in management and development fee income due to properties under management sold during 2015; and

•	$0.1 million net decrease as a result of acquisitions and dispositions that closed since September 2015.
Real estate tax expenses increased by $0.5 million to $12.7 million in the third quarter of 2016 from $12.2 million in the third quarter of 2015. The increase is primarily attributable to:

•	$0.9 million due to higher assessed values and refunds received in the third quarter of 2015;

•	partially offset by $0.4 million of additional real estate tax capitalized related to increased levels of development.
Property operating expenses decreased by $0.6 million to $9.9 million in the third quarter of 2016 from $10.5 million in the third quarter of 2015. The decrease is primarily attributable to a decrease in common area maintenance and utilities expense.
General and administrative expenses increased by $0.2 million to $6.6 million in the third quarter of 2016 from $6.4 million in the third quarter of 2015. The increase is primarily attributable to:

•	$0.5 million increase in share-based compensation expenses incurred in the third quarter of 2016 due to equity awards granted and vesting of existing equity awards; and

•	$0.4 million increase in professional fees;

•	partially offset by $0.7 million decrease in salary and benefit costs.
Transaction costs increased $0.1 million in the third quarter of 2016 primarily due to costs incurred in connection with acquisition activity.
Interest and debt expense decreased $0.8 million to $12.8 million in the third quarter of 2016 from $13.6 million in the third quarter of 2015. The decrease is primarily attributable to:

•	$0.7 million of additional interest capitalized related to increased levels of development; and

•
$0.1 million of lower interest due to a lower mortgage payable balance due to scheduled principal payments and debt prepayment in connection with the sale of our property in Waterbury, CT during the second quarter of 2016.

Comparison of the Nine Months Ended September 30, 2016 to 2015

Net income for the nine months ended September 30, 2016 was $76.4 million, compared to net income of $25.2 million for the nine months ended September 30, 2015. The following table summarizes certain line items from our consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2016 as compared to the same period of 2015:

	For the nine months ended September 30,
(Amounts in thousands)	2016	2015	$ Change
Total revenue	$242,498	$242,323	$175
Real estate tax expenses	38,701	37,568	1,133
Property operating expenses	32,596	38,002	(5,406)
General and administrative expenses	20,873	25,503	(4,630)
Transaction costs	307	22,437	(22,130)
Gain on sale of real estate	15,618	—	15,618
Interest and debt expense	39,015	42,021	(3,006)
Income tax expense	349	1,399	(1,050)
Total revenue of $242.5 million in the nine months ended September 30, 2016 increased $0.2 million from $242.3 million in the nine months ended September 30, 2015. The increase is primarily attributable to:

•	$3.7 million net increase in property rentals due to rent commencements from higher occupancy, contractual rent increases and tenant vacancies at development projects;

•
partially offset by $1.7 million decrease in tenant reimbursements as a result of lower recoverable expenses, offset by higher recovery income driven by higher occupancy and contractual rent commencements;

•	$1.4 million lower tenant bankruptcy settlement income; and

•	$0.4 million decrease in management and development fee income due to properties under management sold during 2015.
Real estate tax expenses increased by $1.1 million to $38.7 million in the nine months ended September 30, 2016 from $37.6 million in the nine months ended September 30, 2015. The increase is primarily attributable to:

•	$1.3 million increase in real estate tax expense due to higher assessed values and tax refunds received in 2015,

•	partially offset by $0.2 million of additional real estate taxes capitalized related to space taken out of service for development.
Property operating expenses decreased by $5.4 million to $32.6 million in the nine months ended September 30, 2016 from $38.0 million in the nine months ended September 30, 2015. The decrease is primarily attributable to:

•	$3.6 million lower common area maintenance expenses;

•	$1.4 million of environmental remediation costs accrued during the first quarter of 2015; and

•	$0.4 million decrease in landlord repair and maintenance.
General and administrative expenses decreased by $4.6 million to $20.9 million in the nine months ended September 30, 2016 from $25.5 million in the nine months ended September 30, 2015. The decrease is primarily attributable to:

•	$7.1 million of share-based compensation expense incurred in 2015 in connection with the one-time issuance of LTIP units to certain executives in connection with our separation transaction;

•	partially offset by $1.7 million of share-based compensation expense incurred in 2016 due to equity awards granted and vesting of existing equity awards;

•	$0.5 million increase in professional fees; and

•	$0.3 million increase in salary and benefits expense.
Transaction costs decreased $22.1 million to $0.3 million in the nine months ended September 30, 2016 from $22.4 million in the nine months ended September 30, 2015. The decrease is primarily due to costs incurred in connection with the separation transaction in 2015.
Gain on sale of real estate assets of $15.6 million in the nine months ended September 30, 2016 was incurred as a result of the sale of our property in Waterbury, CT on June 9, 2016.
Interest and debt expense decreased $3.0 million to $39.0 million in the nine months ended September 30, 2016 from $42.0 million in the nine months ended September 30, 2015. The decrease is primarily attributable to:

•	$1.1 million decrease as a result of the refinancing of the loan secured by Montehiedra in January 2015;

•	$1.4 million of interest capitalized related to increased levels of development; and

•
$0.5 million due to a lower mortgage payable balance due to scheduled principal payments and debt prepayment in connection with the sale of our property in Waterbury, CT during the second quarter of 2016.

Income tax expense decreased $1.0 million resulting in income tax expense of $0.3 million in the nine months ended September 30, 2016 from $1.4 million of expense in the nine months ended September 30, 2015 as a result of a $0.6 million reduction to the accrued income tax liability recorded in the second quarter of 2016 and $0.4 million reduction to income tax expense.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that we consolidated (or combined), owned and operated for the entirety of both periods being compared, totaling 77 properties for the three and nine months ended September 30, 2016 and 2015. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or re-tenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally the earlier of one year after construction is substantially complete or when GLA related to the redevelopment is 90% leased. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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
Same-property cash NOI increased by $1.9 million, or 4.1%, for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 and by $4.8 million, or 3.6% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.

The following table reconciles net income to cash NOI and same-property cash NOI for the three and nine months ended September 30, 2016 and 2015.

	For the three months ended September 30,		For the nine months ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$20,505	$20,045	$76,364	$25,181
Add: income tax expense	319	394	349	1,399
Income before income taxes	20,824	20,439	76,713	26,580
Gain on sale of real estate	—	—	(15,618)	—
Interest income	(176)	(39)	(520)	(101)
Interest and debt expense	12,766	13,611	39,015	42,021
Operating income	33,414	34,011	99,590	68,500
Depreciation and amortization	14,435	13,603	41,908	41,568
General and administrative expense	6,618	6,385	20,873	25,503
Transaction costs	223	151	307	22,437
NOI	54,690	54,150	162,678	158,008
Less: non-cash revenue and expenses	(1,823)	(1,625)	(5,088)	(4,726)
Cash NOI(1)	52,867	52,525	157,590	153,282
Adjustments:
Cash NOI related to properties being redeveloped(1)	(4,425)	(4,331)	(12,634)	(13,269)
Tenant bankruptcy settlement income	(545)	(1,774)	(2,035)	(3,034)
Management and development fee income from non-owned properties	(375)	(551)	(1,356)	(1,779)
Cash NOI related to properties acquired, disposed, or in foreclosure(1)	(392)	(435)	(1,814)	(1,365)
Environmental remediation costs	—	—	—	1,379
Other(2)	45	(112)	129	(159)
Subtotal adjustments	(5,692)	(7,203)	(17,710)	(18,227)
Same-property cash NOI	$47,175	$45,322	$139,880	$135,055
(1) Cash NOI is calculated as total property revenues less property operating expenses, excluding the net effects of non-cash rental income and non-cash ground rent expense.
(2) Other adjustments include revenue and expense items attributable to non-same properties and corporate activities.

Funds From Operations
FFO for the three and nine months ended September 30, 2016 was $34.8 million and $102.2 million, respectively, compared to $33.5 million and $66.3 million, respectively, for the three and nine months ended September 30, 2015.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$20,505	$20,045	$76,364	$25,181
Less (net income) attributable to noncontrolling interests in:
Operating partnership	(1,239)	(1,179)	(4,594)	(1,605)
Consolidated subsidiaries	(1)	(6)	1	(17)
Net income attributable to common shareholders	19,265	18,860	71,771	23,559
Adjustments:
Gain on sale of real estate	—	—	(15,618)	—
Rental property depreciation and amortization	14,269	13,452	41,419	41,102
Limited partnership interests in operating partnership(1)	1,239	1,179	4,594	1,605
FFO applicable to diluted common shareholders	$34,773	$33,491	$102,166	$66,266
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

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our stockholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.20 per common share and OP Unit for each of the first three quarters in 2016, or an annual rate of $0.80. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

Property rental income is our primary source of cash flow and is dependent on a number of factors including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales.

Our short-term liquidity requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring expenditures (general & administrative expenses), non-recurring expenditures (such as tenant improvements and redevelopments) and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consistent primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions.

At September 30, 2016, we had cash and cash equivalents of $149.7 million and no amounts drawn on our line of credit. On August 8, 2016 the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million. During September 2016, the Company issued 172,403 common shares at a weighted average price of $28.58 under the ATM equity program, generating cash proceeds of $4.9 million. We have no debt maturing for the remainder of 2016 or 2017. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our ATM equity program, our line of credit and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Summary of Cash Flows
Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	Increase (Decrease)
Net cash provided by operating activities	$99,182	$99,852	$(670)
Net cash used in investing activities	(26,340)	(27,633)	1,293
Net cash provided by (used in) financing activities	(92,127)	122,519	(214,646)

Cash and cash equivalents was $149.7 million at September 30, 2016, compared to $169.0 million as of December 31, 2015, a decrease of $19.3 million. Net cash provided by operating activities of $99.2 million for the nine months ended September 30, 2016 comprised of $104.6 million of cash from operating income and $5.4 million net decrease in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities. Net cash used in investing activities of $26.3 million for the nine months ended September 30, 2016 was comprised of (i) $45.7 million of real estate additions, partially offset by, (ii) $19.9 million proceeds from the sale of operating properties. Net cash used in financing activities of $92.1 million for the nine months ended September 30, 2016 was comprised of (i) $63.1 million of distributions paid to common shareholders and unitholders of the Operating Partnership and (ii) $34.0 million for debt repayments, offset by, (iii) $5.0 million proceeds from the issuance of common shares including shares issued under our ATM equity program.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of September 30, 2016.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	September 30, 2016	September 30, 2016
Cross collateralized mortgage loan:
Fixed Rate	9/10/2020	4.35%	$522,762
Variable Rate(1)	9/10/2020	2.36%	38,756
Total cross collateralized			561,518
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	74,244
Englewood(3)	10/1/2018	6.22%	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	87,709
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
Bergen Town Center	4/8/2023	3.56%	300,000
Las Catalinas	8/6/2024	4.43%	130,000
Mount Kisco (Target)	11/15/2034	6.40%	14,986
Total mortgages payable			1,209,994
Unamortized debt issuance costs			(8,528)
Total mortgages payable, net of unamortized debt issuance costs			$1,201,466

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

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow would be insufficient to pay its debt service. As of September 30, 2016 we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $863.3 million as of September 30, 2016.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Our property in Waterbury, CT was held as collateral in our cross collateralized mortgage loan. In connection with the sale of our property in Waterbury, CT on June 9, 2016, we prepaid $21.2 million of the variable rate component of our cross collateralized mortgage loan in order to maintain compliance with covenant requirements. As of September 30, 2016, we were in compliance with all debt covenants.

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

During the year ended December 31, 2014, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan. The loan was extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and capital expenditures of which $14.5 million has been funded as of September 30, 2016. This $20.0 million intercompany loan is senior to the $30.0 million mortgage position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated financial statements. We incurred $2.0 million of debt issuance costs in connection with the loan modification.

Capital Expenditures

The following summarizes capital expenditures presented on a cash basis for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
(Amounts in thousands)	2016	2015
Capital expenditures:
Development and redevelopment costs	$38,835	$13,375
Maintenance capital expenditures	4,081	9,277
Tenant improvements and allowances	2,752	1,991
Total capital expenditures	$45,668	$24,643
The increase in development and redevelopment costs during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily the result of costs incurred for active redevelopment projects at Bruckner Boulevard, Montehiedra Town Center and Garfield totaling $28.8 million. The decrease in maintenance capital expenditures during the nine months ended September 30, 2016 as compared to the same period in 2015 was primarily the result of the timing of capital projects.
As of September 30, 2016, we had approximately $126.1 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $5.6 million of completed projects pending twelve month stabilization, an increase of $8.9 million from $122.8 million of projects as of December 31, 2015. We have advanced these projects $34.5 million since December 31, 2015 and anticipate that these projects will require an additional $65.4 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, borrowings under our line of credit and/or using secured debt, or issuing equity.

Commitments and Contingencies
Loan Commitments
In January 2015 we completed a modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and other capital expenditures of which $14.5 million has been funded as of September 30, 2016.

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

We do not have any off-balance sheet arrangements as of September 30, 2016 or December 31, 2015.

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

	2016				2015
(Amounts in thousands)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates	December 31, Balance		Weighted Average Interest Rate

Variable Rate	$38,756		2.36%	$388	$60,000		2.36%
Fixed Rate	1,171,238		4.26%	—	1,183,957		4.25%
	$1,209,994	(1)		$388	$1,243,957	(1)
(1) Excludes unamortized debt issuance costs. The fixed rate debt was presented net of unamortized fees of $1.7 million as of December 31, 2015 in our Form 10-K as filed with SEC for Urban Edge Properties. The net unamortized fees of $1.7 million were revised to be presented with unamortized debt issuance costs as disclosed in Note 7 - Mortgages Payable to our consolidated and combined financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2016, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2016, the estimated fair value of our consolidated debt was $1.3 billion.

Other Market Risks

As of September 30, 2016, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2016 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2016, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures (Urban Edge Properties)
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three and nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures (Urban Edge Properties LP)
The Operating Partnership’s management maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three and nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report for the year ended December 31, 2015 filed with the SEC on February 19, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) During the three months ended September 30, 2016, Urban Edge Properties issued an aggregate 172,403 shares of common stock under its ATM equity program in exchange for 172,403 common units of the Operating Partnership held by partners of Urban Edge Properties LP. Such shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares of Common Stock Purchased		(b) Average Price Paid per Share of Common Stock	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
July 1, 2016- July 31, 2016	—		$—	N/A	N/A
August 1, 2016 - August 31, 2016	178	(1)	22.83	N/A	N/A
September 1, 2016 - September 30, 2016	—		—	N/A	N/A
	178		$22.83	N/A	N/A
(1) Represents shares of common stock surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.

Urban Edge Properties LP
(a) Each time the Company issues shares of stock (other than in exchange for common units of the Operating Partnership when such common units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2016, pursuant to the Company’s ATM equity program, the Operating Partnership issued an aggregate of 172,403 common units to the Company in exchange for approximately $4.9 million, the aggregate proceeds of such common stock issuances to the Company. Such units were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
July 1, 2016- July 31, 2016	—		$—	N/A	N/A
August 1, 2016 - August 31, 2016	178	(1)	22.83	N/A	N/A
September 1, 2016 - September 30, 2016	172,403	(2)	28.58	N/A	N/A
	172,581		$28.57	N/A	N/A
(1) Represents common units of the Operating Partnership previously held by Urban Edge Properties that were redeemed in connection with the surrender of shares of restricted common stock of Urban Edge Properties by employees to Urban Edge Properties to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common stock.
(2) Represents common units issued to Urban Edge Properties in exchange for approximately $4.9 million.

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
31.1
Certification by the Chief Executive Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by the Chief Financial Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3
Certification by the Chief Executive Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4
Certification by the Chief Financial Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by the Chief Executive Officer and Chief Financial Officer for Urban Edge Properties pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification by the Chief Executive Officer and Chief Financial Officer for Urban Edge Properties LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Extension Calculation Linkbase
101.LAB	XBRL Extension Labels Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase

PART IV

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: November 2, 2016

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: November 2, 2016