Form 10-K
period 2016-12-31
Urban Edge Properties; Urban Edge Properties LP
filed 2017-02-16
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 333-212951-01 (Urban Edge Properties LP)
URBAN EDGE PROPERTIES
URBAN EDGE PROPERTIES LP
(Exact name of Registrant as specified in its charter)

Maryland (Urban Edge Properties)	47-6311266
Delaware (Urban Edge Properties LP)	36-4791544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:	(212) 956‑2556
Securities registered pursuant to Section 12(b) of the Act:
Urban Edge Properties

Title of Each Class	Name of Each Exchange on Which Registered
Common Shares, $.01 par value per share	New York Stock Exchange
Urban Edge Properties LP

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A
Securities registered pursuant to Section 12(g) of the Act:
Urban Edge Properties: None             Urban Edge Properties LP: Units of Partnership Interest
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
Urban Edge Properties    YES ☒   NO ☐         Urban Edge Properties LP     YES ☒   NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Urban Edge Properties ☐                 Urban Edge Properties LP ☐
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
Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒
As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Stock held by nonaffiliates of the Registrant was approximately $3.0 billion based upon the last reported sale price of $29.86 per share on the New York Stock Exchange on such date.
As of January 31, 2017, Urban Edge Properties had 99,749,917 common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Urban Edge Properties’ definite proxy statement for the 2017 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the period ended December 31, 2016 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of December 31, 2016, UE owned an approximate 94.0% ownership interest in UELP. The remaining approximate 6.0% interest is owned by limited partners. The other limited partners of UELP are Vornado Realty L.P. (owning approximately 5.4% of the ownership interest of UELP), and members of management and our Board of Trustees. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect in its sole discretion to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company believes that combining the annual reports on Form 10-K of UE and UELP into this single report provides the following benefits:

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
To help investors better understand the key differences between UE and UELP, certain information for UE and UELP in this report has been separated, as set forth below: Part II, Item 8. Financial Statements which includes specific disclosures for UE and UELP, and Note 15, Equity and Noncontrolling Interests, Note 17, Earnings Per Share and Unit and Note 18 thereto, Quarterly Financial Data.

This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of UE and UELP in order to establish that the requisite certifications have been made and that UE and UELP are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2016

PART I

ITEM 1.	BUSINESS
The Company

Urban Edge Properties (“UE” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust focused on managing, developing, redeveloping, and acquiring retail real estate in urban communities, primarily in the New York metropolitan region. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and other assets. UE and UELP were created to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business. As of December 31, 2016, the Company’s portfolio consisted of 79 shopping centers, three malls and a warehouse park adjacent to one of its centers totaling 14.8 million square feet with an occupancy rate of 97.2%.
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
As part of the separation transaction, Vornado capitalized UE with $225 million of cash and agreed to provide transition services to UE including human resources, information technology, risk management, public reporting and tax services for up to two years pursuant to a transition services agreement between UE and Vornado (the “Transition Services Agreement”). On June 28, 2016, the Company executed an amendment to the Transition Services Agreement, extending Vornado’s provision of information technology, risk management services and the portion of human resources service related to health and benefits through July 31, 2018, unless terminated earlier. The fees charged to us by Vornado for these transition services approximate the actual cost incurred by Vornado in providing such transition services to us. Pursuant to the Transition Services Agreement, UE provides leasing, property management and development services to Vornado for certain of Vornado’s shopping center properties for which we receive management and other fees believed to be at a market rate.
We review operating and financial information for each property on an individual basis and, therefore, each property represents an individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.
Unless the context otherwise requires, “we”, “us” and “our” refer to UE after giving effect to the transfer of assets and liabilities from Vornado as well as to UE Businesses prior to the date of completion of the separation.
The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of its 2015 tax return. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the separation from Vornado, UE Businesses historically operated under Vornado’s REIT structure. As Vornado operates as a REIT and distributes 100% of taxable income, no provision for federal income taxes was made in the accompanying consolidated and combined financial statements for periods prior to the separation. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years. Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated and combined statements of income.

Company Strategies

Our goal is to be the leading owner of retail real estate in and on the edges of major urban markets, principally in the New York metropolitan region. We believe urban markets offer attractive investment opportunities resulting from a unique interplay of demographic, supply/demand and redevelopment/development trends. To achieve this goal, our primary strategies include:

Maximizing the value of existing properties through proactive management. We intend to maximize the value of each of our assets through a comprehensive, proactive management strategy encompassing: continuous asset evaluation for highest-and-best-use; efficient and cost-conscious day-to-day operations that minimize retailer operating expense and preserve property quality; and thoughtful leasing. Leasing is a critical value-creation function and includes the following:

•	Monitoring retailer sales, merchandising, store operations, timeliness of payments, overall financial condition and related factors;

•	Being constantly aware of each asset’s competitive positioning and making physical improvements or adjusting merchandising if circumstances warrant;

•	Continuously canvassing trade areas to identify unique operators that can distinguish a property and enhance its offerings;

•	Maintaining regular contact with the brokerage community to stay abreast of new merchants, potential relocations, new supply and overall trade area dynamics;

•	Conducting regular portfolio reviews with key tenants;

•	Building and nurturing broad and deep relationships with retailer decision-makers;

•	Focusing on spaces with below-market leases that might be recaptured;

•	Understanding the potential impact of options, exclusives, co-tenancy and other restrictive lease provisions; and

•	Optimizing required capital investment in every transaction.

Actively investing. We intend to redevelop existing properties, to selectively develop new shopping centers and to acquire properties in targeted markets. Each investment must meet our standards for risk-adjusted return and for overall quality compared to our existing portfolio.

Investment considerations include:

•	Geography: Our primary focus is on the New York metropolitan area and the Washington DC to Boston corridor.

•
Product: We generally target retail properties that serve local communities with necessity and convenience-oriented retailers. We also seek large shopping centers (with a grocer where possible) in our targeted markets where significant density and supply constraints provide attractive market rent dynamics.

•
Tenancy: We consider tenant mix, sales performance and related occupancy cost, lease term, lease provisions and other factors. Our current tenant base comprises a diverse group of merchants including department stores, grocers, category killers, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. We believe that this diversification provides stability to our cash flows as no specific retail category constitutes more than 20% of our portfolio’s annual base rental revenue and no one retailer contributed more than 7% of our annual base rental revenue in 2016.

•	Rent: We consider existing rents relative to market rents. Additionally, we target submarkets that have potential for market rent growth as evidenced by strong retailer performance.

•
Competition and Barriers-to-Entry: We seek assets in underserved, high barrier-to-entry markets in densely populated, affluent trade areas. We believe that retail properties located in such markets present more attractive risk-return profile relative to other markets. We intend to invest in our existing core markets, and, over time, may expand into new markets that have similar characteristics.

•	Access and Visibility: We seek assets with convenient access and good visibility.

•	Physical Condition: We seek assets in good physical condition taking into account aesthetic, functional, structural and environmental considerations.

Constantly evaluating our portfolio and, where appropriate, engaging in selective dispositions. We intend to regularly evaluate the prospects for each property and, where appropriate, to dispose of those properties that do not meet our investment criteria. We intend to reinvest a large part of the proceeds from any dispositions into redevelopment, development and acquisitions, or we may use such proceeds to reduce outstanding debt.

Maintaining capital discipline. We intend to keep our balance sheet flexible and capable of supporting growth. We expect to generate increasing levels of cash from internally generated funds and to have substantial borrowing capacity under our existing line of credit and from potential secured debt financing on our existing assets.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2016, 2015 and 2014. As of December 31, 2016, The Home Depot was our largest tenant and accounted for approximately $20.2 million, or 6.2% of our total revenue.

Employees

Our headquarters are located at 888 Seventh Avenue, New York, NY 10019. As of December 31, 2016, we had 114 employees and believe that our relationships with our employees are good.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS AND TO OUR STATUS AS A REIT

Factors that may materially and adversely affect our business, results of operations and financial condition are summarized below. The risks and uncertainties described herein may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, may also adversely affect our business. See “Forward-Looking Statements” contained herein.

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

E-commerce may have an adverse impact on our tenants and our business.
E-commerce continues to gain in popularity and growth in internet sales is likely to continue in the future. E-commerce could result in a downturn in the business of some of our current tenants and could affect the way other current and future tenants lease space. For example, the migration towards e-commerce has led many omnichannel retailers to prune the number and size of their traditional “bricks and mortar” locations to increasingly rely on e-commerce and alternative distribution channels. Many tenants also permit merchandise purchased on their websites to be picked up at, or returned to, their physical store locations, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them (particularly with respect to those tenants who pay rent based on a percentage of their in-store sales). We cannot predict with certainty how growth in e-commerce will impact the demand for space at our properties or how much revenue will be generated at traditional store locations in the future. If we are unable to anticipate and respond promptly to trends in retailer and consumer behavior, our occupancy levels could be materially and adversely affected.

Retail real estate is a competitive business.
We compete with a large number of property owners and developers, some of which may be willing to accept lower returns on their investments. Given the number of store closings announced by a variety of department stores and fast fashion concepts, there is increased pressure on shopping center owners to seek a smaller number of top retailers. Other owners and developers may attempt to take tenants from our shopping centers by offering lower rents or other incentives to compel them to relocate.

We depend on leasing space to tenants on economically favorable terms and on collecting rent from tenants who ultimately may not be able to pay.
Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. A majority of our income depends on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic and/or competitive conditions may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. While demand for our retail spaces has been strong, there can be no assurance in our ability to maintain our occupancy levels on favorable terms. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis will decrease our income, funds available to pay indebtedness and funds available for distribution to shareholders. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs. During periods of economic adversity, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates.

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
As of December 31, 2016, four of our properties in the aggregate generated in excess of 25% of our Net Operating Income (as such term is described in Part II. Item 7 of this Annual Report on Form 10-K) (The Outlets at Bergen Town Center and Tonnelle Commons in New Jersey and The Outlets at Montehiedra and Las Catalinas Mall in Puerto Rico). The occurrence of events that have a negative impact on one or more of these properties, such as an economic downturn affecting the surrounding area or a natural disaster that damages one or more of the properties, would have a much larger adverse effect on our revenues than a corresponding occurrence affecting less significant properties.

Some of our properties depend on anchor or major tenants and decisions made by these tenants, or adverse developments in the businesses of these tenants, could materially and adversely affect our business, results of operations and financial condition.
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

We may be unable to reposition or redevelop some of our properties.
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

Many real estate costs are fixed, even if income from our properties decreases.
Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with real estate investment, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from the operations of our properties may be reduced if a tenant does not pay its rent or we are unable to rent our properties on favorable terms. Under those circumstances, we might not be able to enforce our rights as landlord without delays and may incur substantial legal costs.

Loss of our key personnel could adversely affect the value of our business, results of operations and financial condition.
We are dependent on the efforts of our key executive personnel. Although we believe qualified replacements could be found for these key executives in the event of a departure, the loss of one or more of their services could materially and adversely affect our business, results of operations and financial condition.

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

The occurrence of cyber incidents or a deficiency in our cybersecurity could cause a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident are operational interruption, damage to our relationship with our tenants and private data exposure. In accordance with the Transition Services Agreement, Vornado provides information technology services to the Company. Vornado has implemented processes, procedures and controls to help mitigate these risks and we maintain cyber insurance, but these measures do not eliminate such risks.

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

Generally, our tenants must comply with environmental laws and meet remediation requirements. Our leases typically impose obligations on our tenants to indemnify us from any compliance costs we may incur as a result of the environmental conditions on the property caused by the tenant. If a lease does not require compliance or if a tenant fails to or cannot comply, we could be forced to pay these costs. If not addressed, environmental conditions could impair our ability to sell or re-lease the affected properties in the future or result in lower sales prices or rent payments.

Some of our potential losses may not be covered by insurance.
We maintain general liability insurance with limits of $200 million per occurrence for properties in the U.S. and Puerto Rico, and all-risk property and rental value insurance with limits of $500 million for properties in the U.S. and $139 million for properties in Puerto Rico per occurrence, with sub-limits for certain perils such as floods and earthquakes.  We also maintain coverage for terrorism acts with limits of $500 million for properties in the U.S. and $139 million for properties in Puerto Rico per occurrence and in the aggregate for terrorism events excluding coverage for nuclear, biological, chemical or radiological (“NBCR”) terrorism events, as defined by Terrorism Risk Insurance Program Reauthorization Act which expires in December 2020. In addition, we maintain coverage for cybersecurity with limits of $5 million in the aggregate providing first and third party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are charged directly to each of the retail properties and warehouses.  We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.

We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future. The incurrence of uninsured losses or costs could materially and adversely affect our business, results of operations and financial condition.

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

Future terrorist acts and shooting incidents could harm the demand for, and the value of, our properties
Over the past several years, a number of highly publicized terrorist acts and shootings have occurred at domestic and international retail properties. In the event concerns regarding safety were to alter shopping habits or deter customers from visiting shopping centers, our tenants would be adversely affected as would the general demand for retail space. Additionally, if such incidents were to continue, insurance for such acts may become limited or subject to substantial cost increases. Such an incident at one of our properties, particularly one in which we generate a significant amount of revenue, could materially and adversely affect our business, results of operations and financial condition.

Our assets may be subject to impairment charges.
Our long-lived assets, including real estate held for investment, are carried at net book value unless circumstances indicate that the carrying value of the assets may not be recoverable. Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. When assets are identified as held for sale, we estimate the sales prices net of selling costs of such assets. If, in our opinion, the net sales prices of the assets which have been identified for sale are expected to be less than the net book value of the assets, an impairment charge is recorded and we write down the asset to fair value. An impairment charge may also be recorded for any asset if it is probable, in our estimation, that the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Recording an impairment charge results in an immediate reduction in our income in the period in which the charge is taken, which could materially and adversely affect our business, results of operations and financial condition.

Compliance or failure to comply with the Americans with Disabilities Act, safety regulations or other requirements could result in substantial costs.
The Americans with Disabilities Act (“ADA”) generally requires that public buildings including our properties meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel. We could be required under the ADA to make substantial alterations to, and capital expenditures at, one or more of our properties, including the removal of access barriers, it could materially and adversely affect our business, results of operations and financial condition.

Our properties are subject to various federal, state and local regulatory requirements such as state and local fire and life safety regulations. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures.

There may be changes in accounting standards.
New accounting standards or pronouncements that may become applicable to us from time to time, or changes in the interpretation of existing standards and pronouncements, could have a material and adverse effect on our reported results for the affected periods.

We face possible adverse changes in tax laws, which may result in an increase in our tax liability and adverse consequences to our shareholders.
Changes in U.S. federal, state and local tax laws or regulations, with or without retroactive application, could have a negative effect on us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to our investors and to our company of such qualification. In addition, recent election results and the shortfall in tax revenues for states and municipalities in recent years may lead to an increase in the frequency and size of such tax law changes. Even changes that do not impose greater taxes on us could potentially result in adverse consequences to our shareholders. For example, a decrease in corporate tax rates could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs.

In any event, the rules of Section 355 of the Code and the Treasury Regulations promulgated thereunder, which apply to determine the taxability of the separation and the combination, have been the subject of change and may continue to be the subject of change, possibly with retroactive application, which could have a negative effect on us and our shareholders. If such changes occur, we may be required to pay additional taxes on our assets or income. These increased tax costs could materially and adversely affect our business, results of operations and financial condition, and the amount of cash available for payment of dividends.

Our Investments Are Concentrated in the Northeast and Puerto Rico.

A significant number of our properties are located in the Northeast and are affected by the economic cycles there.
Real estate markets are subject to economic downturns and we cannot predict the economic conditions in the Northeast in either the short-term or long-term. Factors negatively affecting economic conditions in the Northeast include: industry slowdowns or recession, unemployment levels, downsizing, relocations of businesses, changing demographics, increases in telecommuting and use of alternative offices, infrastructure quality, increases in real estate and other taxes, the cost of complying with governmental regulations increases in regulation, changes in local laws, and reduced demand for real estate.

We own and operate two malls in Puerto Rico that are affected by the struggling local economy and that may be adversely affected by pending changes in tax laws.
Our two malls in Puerto Rico make up approximately 11% of our Net Operating Income (as such term is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included as Part II, Item 7 of this Annual Report on 10-K). Since 2007, Puerto Rico has experienced a struggling economy, with total employment and the size of the labor force decreasing causing the unemployment rate to rise. The government and its agencies are struggling to service and to restructure their debt and a series of new consumer and business taxes have been implemented and proposed. A continued economic downturn and increases in taxes in Puerto Rico may result in continued or increased migration of residents from Puerto Rico to the mainland United States and elsewhere, which could decrease the territory’s tax base, exacerbating the territorial government’s cash flow issues, and decrease the number of consumers in Puerto Rico. The combination of these circumstances could result in less disposable income for the purchase of goods sold in our centers, declining merchant sales and merchant inability to pay rent and other charges, and could negatively impact our ability to lease space on terms and conditions we seek.

Natural disasters could have a concentrated impact on us.
We own properties near the Atlantic Coast and in Puerto Rico which are subject to natural disasters such as hurricanes, floods and storm surge. We also have four properties in California that could be impacted by earthquakes. As a result, we could become subject to significant losses and repair costs and to business interruption, all of which may or may not be fully covered by insurance.

We May Develop, Redevelop, Acquire or Sell Assets. Our Inability to Consummate or Manage These Activities Could Materially and Adversely Affect Us.

We may develop, redevelop or acquire properties and these activities may create risks.
We may develop, redevelop or acquire properties when we believe that a development, redevelopment or acquisition project is consistent with our business strategy. We may not, however, succeed in consummating desired acquisitions or in completing developments and redevelopments on time or within budget. In addition, we may face competition in pursuing development, redevelopment and acquisition opportunities. When we do pursue a project or acquisition, we may not succeed in leasing developed, redeveloped or acquired properties at rents sufficient to cover the costs of development, redevelopment, acquisitions and operations. Difficulties in integrating acquisitions may prove costly or time-consuming and could divert management’s attention. If we choose to pursue acquisitions in new markets or acquire assets that contain non-retail uses where we do not have the same level of market knowledge, it may result in weaker than anticipated performance. We may abandon development, redevelopment and acquisition opportunities that we have begun pursuing and consequently fail to recover expenses already incurred.

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
We intend to selectively explore opportunities to sell non-core properties and reinvest the sale proceeds in other parts of our business, including in the acquisition of higher quality properties in our target markets and the development and redevelopment of our properties, or to use the proceeds to pay down debt. While we hope to minimize the dilutive effect of these sales through acquisitions, earnings from acquired properties may be less than the earnings from the disposed assets. Also, in the event we are unable to sell these assets for amounts equal to or in excess of their current carrying values, we would be required to recognize impairment charges. Any such impairment charges or earnings dilution could materially and adversely affect our business, financial condition and results of operations. The sale of our assets may generate gains for tax purposes if not adequately deferred through a Section 1031 exchange, creating the obligation to make additional distributions to our shareholders.

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

Our Organizational and Financial Structure Gives Rise to Operational and Financial Risks.

Economic conditions and capital markets can materially and adversely affect our liquidity, financial condition, results of operations and the value of our debt and equity securities.
There are many factors that can affect the value of our equity securities and any debt securities we may issue in the future, including the state of the capital markets and the economy. Government action or inaction may adversely affect the state of the capital markets. The cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads may materially and adversely affect our liquidity and the liquidity and financial condition of our tenants. Our inability or the inability of our tenants to timely refinance maturing liabilities and access the capital markets to meet liquidity needs could materially and adversely affect our business, financial condition and results of operations and the value of our equity securities and any debt securities we may issue in the future.

Covenants in our existing financing agreements may restrict our operating, financing, redevelopment, development, acquisition and other activities.
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to reduce insurance coverage. Our existing revolving credit facility contains, and any debt that we may obtain in the future may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants (i) that limit our ability to incur debt based upon (1) our ratio of total debt to total assets, (2) our ratio of secured debt to total assets, (3) our ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense and (4) our ratio of EBITDA to fixed charges, and (ii) that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. Failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources or to give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us, or may be available only on unattractive terms.

We have outstanding debt. The amount of debt and its cost may increase and refinancing may not be available on acceptable terms.
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. In addition, the cost of our existing debt may increase, especially in the case of a rising interest rate environment, and we may not be able to refinance our existing debt in sufficient amounts or on acceptable terms. If the cost or amount of our indebtedness increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of default on our obligations.

Rising interest rates could adversely affect our cash flows.
Of our $2.0 billion of debt outstanding as of December 31, 2016, $38.8 million bears interest at variable rates. We have a $500 million revolving credit facility, on which no balance is outstanding at December 31, 2016, that bears interest at LIBOR plus 1.15%. We may borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and met our other obligations and also could reduce the amount we are able to distribute to our shareholders.

We may not be able to obtain capital to make investments.
We depend primarily on external financing to fund the growth of our business because one of the requirements of the Internal Revenue Code (the “Code”) for a REIT is that it distributes at least 90% of its taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend to or to make equity investments and on conditions in the capital markets generally. Although we believe that we will be able to finance any investments we may wish to make in the foreseeable future, there can be no assurance that new financing or other capital will be available or available on acceptable terms.  The failure to obtain financing or other capital could materially and adversely affect our business, results of operations and financial condition. For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and the notes to the audited consolidated and combined financial statements included in Part II, Item 8. in this Annual Report on Form 10-K.

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

If a transaction intended to qualify as a Section 1031 Exchange is later determined to be taxable, we may face adverse consequences, and if the laws applicable to such transactions are amended or repealed, we may not be able to dispose of properties on a tax deferred basis.
From time to time we may dispose of properties in transactions that are intended to qualify as “like kind exchanges” under Section 1031 of the Code (“Section 1031 Exchanges”). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

RISKS RELATED TO THE SEPARATION

Our historical combined financial information for periods prior to our spin-off on January 15, 2015 are not necessarily representative of the results that we would have achieved as a separate, publicly-traded company and may not be a reliable indicator of our future results.
The combined financial statements for periods prior to our spin-off on January 15, 2015 refer to our business as operated by and integrated with Vornado. That historical financial information was derived from the consolidated financial statements and accounting records of Vornado. Accordingly, the historical combined financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly-traded company during those historic periods or those that we achieve in the future. Factors which could cause our results to differ from those reflected in such historical financial information and which may materially and adversely impact our ability to achieve similar results in the future may include, but are not limited to, the following:

•
Prior to the separation, our business was operated by Vornado as part of its broader corporate organization rather than as an independent company. During the two year period following the separation, Vornado provided various corporate functions for us, such as human resources, information technology, risk management, public reporting and tax services, and, currently, continues to provide information technology, risk management and certain human resources services. Prior to 2015, our historical financial results reflect allocations of corporate expenses from Vornado for such functions and are less than the expenses we have incurred as a separate, publicly-traded company. We have and will need to continue to make significant investments to replicate or outsource from other providers certain, systems, infrastructure and personnel to which we no longer have access after expiration of the Transition Services Agreement, currently July 2018. Developing our ability to operate without access to certain elements of Vornado’s current operational and administrative infrastructure has and will continue to be costly and may present difficulties. We may not be able to operate our business efficiently or at comparable costs and our profitability may decline;

•
Prior to the separation, our business was integrated with the other businesses of Vornado and we were able to take advantage of Vornado’s purchasing power in areas such as information technology, marketing, insurance, treasury services, property support and the procurement of goods. Although we have entered into certain transition and other separation-related agreements with Vornado, these arrangements may not fully capture the benefits we previously enjoyed as a result of being integrated with Vornado and may result in us paying higher charges than in the past for these services. In addition, services provided to us under the Transition Services Agreement will only be provided through July 2018 and this time may not be sufficient to meet our needs. As an independent company, we may be unable to obtain goods and services at the prices and terms obtained prior to the separation, which could decrease our overall profitability;

•
Generally, prior to 2015, our working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, have historically been satisfied as part of the corporation-wide cash management policies of Vornado. We may now need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, from strategic relationships or through other arrangements, all of which may not be on terms as favorable to those obtained by Vornado. As a result, the cost of capital for our business may be higher than Vornado’s cost of capital prior to the separation; and

•
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and will be required to prepare our financial statements according to the rules and regulations required by the SEC. Complying with these requirements result in significant costs to us and require us to divert substantial resources, including management time, from other activities.

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

If the distribution by each of Vornado and VRLP together with certain related transactions does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Vornado and Vornado shareholders could be subject to significant tax liabilities. In addition, under its Tax Matters Agreement with Vornado, UE is subject to certain restrictions and could be required to indemnify Vornado for certain material tax obligations that could arise.
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

The Tax Matters Agreement between UE and Vornado governs Vornado’s and UE’s respective rights, responsibilities and obligations with respect to taxes and liabilities, including taxes arising in the ordinary course of business, taxes, if any, incurred as a result of any failure of the spin and certain related transactions to qualify as tax-free for U.S. federal income tax purposes, tax attributes, tax returns, tax elections, tax contests and certain other tax matters. The agreement imposes certain restrictions on UE and its subsidiaries, including restrictions on share issuances, business combinations, sales of assets and similar transactions designed to preserve the tax-free status of the distribution and certain related transactions. In addition, UE may be required to indemnify Vornado against any additional taxes resulting from any violation of a covenant or any inaccuracy or falsity of a representation made by UE related to these matters, or from the taking of these restricted actions by UE.

Potential indemnification obligations to Vornado pursuant to the Separation Agreement could materially and adversely affect our financial condition.
The Separation Agreement with Vornado contains provisions governing certain aspects of our relationship with Vornado. Among other things, the Separation Agreement provides for indemnification obligations designed to make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and distribution, as well as those obligations of Vornado that we assumed pursuant to the Separation Agreement. These indemnity obligations could be substantial.

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
We may not be able to achieve the full strategic and financial benefits expected to result from the separation, or such benefits may be delayed due to a variety of circumstances, not all of which may be under our control. We may not achieve these benefits for a variety of reasons, including, among others that we may be more susceptible to market fluctuations and other adverse events than if we were still a part of Vornado and our business is less diversified than Vornado’s business prior to the separation.

Our agreements with Vornado in connection with the separation and distribution involve potential conflicts of interest and may not reflect terms that would have resulted from negotiations between unaffiliated third parties.
Because the separation and distribution involved the division of certain of Vornado’s existing businesses into two independent companies, we have entered into certain agreements with Vornado including a Separation Agreement, a Transition Services Agreement, a Tax Matters Agreement and an Employee Matters Agreement. The terms of these agreements were determined while we were still a wholly-owned subsidiary of Vornado. They were determined by persons who were, at the time, employees, officers or trustees of Vornado or its subsidiaries and, accordingly, had a conflict of interest. For example, during the period in which the terms of those agreements were prepared, we did not have a board of trustees that was independent of Vornado. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Vornado and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party. See “Certain Relationships and Related Person Transactions.”

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
In the future, your ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise.  For example, in August 2016, we entered into distribution agreements with various financial institutions as part of our implementation of a continuous equity offering program (the "ATM Program") under which we may sell up to $250 million in common shares, par value of $0.01 per share, from time to time in “at-the-market” offerings or certain other transactions. In addition, we have and anticipate that we will continue to grant compensatory equity awards to our trustees, officers, employees, advisers and consultants who will provide services to us. The issuance of additional common shares, including sales under the ATM Program and awards to our executives, would dilute the interests of our current shareholders, and could depress the market price of our common shares, impair our ability to raise capital through the sale of additional equity securities, or impact our ability to pay dividends. We cannot predict the effect that future sales of our common shares or other equity-related securities including the issuance of OP units would have on the market price of our common shares.

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
Our Board of Trustees is currently divided into three classes of trustees. The initial terms of the second and third classes will expire at the second and third annual meetings of shareholders held following the separation, respectively.  Shareholders elect only one class of trustees each year. Shareholders elected successors to trustees of the first class for a two-year term and will elect successors to trustees of the second class for a one-year term, in each case upon the expiration of the terms of the initial trustees of each class.  Commencing with the 2017 annual meeting of shareholders, and each annual meeting of shareholders held thereafter, the successors to the Trustees whose terms expire at each annual meeting shall be elected to hold office for a term expiring at the next annual meeting of shareholders and until their successors are duly elected and qualify. There is no cumulative voting in the election of trustees. Until the 2018 annual meeting of the shareholders, the classified board may reduce the possibility of a tender offer or an attempt to change control of UE, even though a tender offer or change in control might be in the best interest of UE’s shareholders and UE.

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

ITEM 2. PROPERTIES

As of December 31, 2016, our portfolio is comprised of 79 shopping centers, three malls and a warehouse park totaling approximately 14.8 million square feet. We own 59 properties 100% in fee simple, except for Walnut Creek (Mt. Diablo) where we own a 95% interest. We lease 19 properties under ground and/or building leases as indicated in the table below. Where a property is subject to a ground and/or building lease to a third party, we have included the year of contractual maturity of the lease next to the name of the property. As of December 31, 2016, we had $1.2 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2016.

Property	Total Square Feet (1)	Percent Leased (1)	Weighted Average Annual Rent per sq ft (2)	Major Tenants

SHOPPING CENTERS AND MALLS:
California:
Signal Hill	45,000	100.0%	$26.49	Best Buy
Vallejo (leased through 2043)(6)	45,000	100.0%	19.26	Best Buy
Walnut Creek (1149 South Main Street)(5)	31,000	100.0%	70.00	Anthropologie
Walnut Creek (Mt. Diablo) (3)	7,000	100.0%	115.00	Z Gallerie

Connecticut:
Newington	189,000	100.0%	9.72	Walmart, Staples

Maryland:
Baltimore (Towson)	155,000	100.0%	22.97	hhgregg, Staples, HomeGoods, Golf Galaxy, Tuesday Morning, Ulta, Kirkland's, Five Below (4 leases not commenced)
Glen Burnie	121,000	90.4%	9.54	Gavigan’s Home Furnishings, Pep Boys
Rockville	94,000	98.1%	24.53	Regal Cinemas
Wheaton (leased through 2060)(6)	66,000	100.0%	16.36	Best Buy

Massachusetts:
Cambridge (leased through 2033)(6)	48,000	100.0%	21.83	PetSmart, Modell’s Sporting Goods
Chicopee	224,000	100.0%	5.50	Walmart
Milford (leased through 2019)(6)	83,000	100.0%	9.01	Kohl’s
Springfield	182,000	100.0%	5.67	Walmart

New Hampshire:
Salem (leased through 2102)(6)	37,000	100.0%	12.58	Babies “R” Us

New Jersey:
Bergen Town Center - East, Paramus	211,000	97.4%	19.41	Lowe's, REI, Kirkland's (lease not commenced)

Bergen Town Center - West, Paramus	960,000	99.3%	32.09	Target, Century 21, Whole Foods Market, Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, H&M, Bloomingdale's Outlet, Nike Factory Store, Old Navy, Nieman Marcus Last Call Studio
Brick	278,000	100.0%	18.69	Kohl's, ShopRite, Marshalls, Kirkland's (lease not commenced)
Carlstadt (leased through 2050)(6)	78,000	100.0%	23.45	Stop & Shop
Cherry Hill	261,000	99.2%	9.16	Walmart, Toys “R” Us, Maxx Fitness
East Brunswick	427,000	100.0%	14.93	Lowe’s, Kohl’s, Dick’s Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness
East Hanover (200 - 240 Route 10 West)	343,000	96.9%	20.31	The Home Depot, Dick's Sporting Goods, Saks Off Fifth (lease not commenced), Marshalls
East Hanover (280 Route 10 West)	28,000	100.0%	34.71	REI
East Rutherford (leased through 2194)(6)	197,000	100.0%	12.71	Lowe’s
Eatontown	30,000	15.0%	44.00	Citibank
Englewood(5)	41,000	64.1%	20.83	New York Sports Club
Garfield	263,000	100.0%	13.70	Walmart, Burlington, Marshalls, PetSmart
Hackensack	275,000	96.2%	21.89	The Home Depot, Staples, Petco, 99 Ranch (lease not commenced)
Hazlet	95,000	100.0%	3.43	Stop & Shop (4)
Jersey City	236,000	100.0%	12.37	Lowe’s, P.C. Richard & Son
Kearny	104,000	98.2%	18.86	LA Fitness, Marshalls
Lawnside	147,000	99.3%	14.63	The Home Depot, PetSmart
Lodi (Route 17 North)	171,000	100.0%	12.50	National Wholesale Liquidators
Lodi (Washington Street)	85,000	83.6%	20.39	Blink Fitness, Aldi
Manalapan	208,000	100.0%	17.47	Best Buy, Bed Bath & Beyond, Babies “R” Us, Modell’s Sporting Goods, PetSmart
Marlton	213,000	100.0%	14.18	Kohl’s, ShopRite, PetSmart
Middletown	231,000	100.0%	13.21	Kohl’s, Stop & Shop
Montclair	18,000	100.0%	26.20	Whole Foods Market
Morris Plains	177,000	91.2%	21.59	Kohl’s, ShopRite (4)
North Bergen (Kennedy Blvd)	62,000	100.0%	13.73	Food Bazaar
North Bergen (Tonnelle Ave)	410,000	100.0%	20.47	Walmart, BJ’s Wholesale Club, PetSmart, Staples
North Plainfield	218,000	99.0%	10.02	Costco, The Tile Shop, La-Z-Boy, Petco (lease not commenced)
Paramus (leased through 2033)(6)	63,000	100.0%	46.61	24 Hour Fitness
Rockaway	173,000	94.8%	13.41	ShopRite, T.J. Maxx
South Plainfield (leased through 2039)(6)	56,000	96.3%	20.53	Staples, Party City
Totowa	271,000	100.0%	16.96	The Home Depot, Bed Bath & Beyond, buy buy Baby, Marshalls, Staples
Turnersville	92,000	100.0%	7.00	Haynes Furniture Outlet (DBA The Dump), Verizon Wireless (lease not commenced)
Union (2445 Springfield Ave)	232,000	100.0%	17.85	The Home Depot
Union (Route 22 and Morris Ave)	276,000	99.4%	18.75	Lowe’s, Toys “R” Us, Office Depot
Watchung	170,000	98.3%	16.84	BJ’s Wholesale Club
Woodbridge	226,000	84.1%	13.76	Walmart

New York:
Bronx (1750-1780 Gun Hill Road)	77,000	100.0%	34.50	Planet Fitness, Aldi
Bronx (Bruckner Boulevard)(5)	489,000	83.3%	16.86	Kmart, Toys “R” Us, ShopRite (lease not commenced)
Buffalo (Amherst)	311,000	96.9%	9.19	BJ’s Wholesale Club, T.J. Maxx, HomeGoods, Toys “R” Us, LA Fitness
Commack (leased through 2021)(6)	47,000	100.0%	20.69	PetSmart, Ace Hardware
Dewitt (leased through 2041)(6)	46,000	100.0%	22.51	Best Buy
Freeport (240 West Sunrise Highway) (leased through 2040)(6)	44,000	100.0%	20.28	Bob’s Discount Furniture
Freeport (437 East Sunrise Highway)	173,000	100.0%	21.95	The Home Depot, Staples
Huntington	204,000	99.7%	15.64	Kmart, Marshalls, Old Navy, Petco
Inwood	100,000	100.0%	19.54	Stop & Shop
Mount Kisco	189,000	100.0%	16.85	Target, Stop & Shop
New Hyde Park (leased through 2029)(6)	101,000	100.0%	20.21	Stop & Shop

Oceanside	16,000	100.0%	28.00	Party City
Queens(5)	46,000	81.3%	37.73
Rochester	205,000	100.0%	3.08	Walmart
Rochester (Henrietta) (leased through 2055)(6)	165,000	97.9%	4.15	Kohl’s
Staten Island	165,000	88.8%	24.05	Western Beef, Planet Fitness
West Babylon	66,000	95.1%	17.17	Best Market, Rite Aid

Pennsylvania:
Allentown	372,000	100.0%	12.16	Burlington Coat Factory, Giant Food, Dick's Sporting Goods, T.J. Maxx, Petco, Big Lots
Bensalem	185,000	100.0%	12.84	Kohl's, Ross Dress for Less, Staples, Petco
Bethlehem	153,000	93.9%	7.33	Giant Food, Petco
Broomall	169,000	100.0%	10.85	Giant Food, Planet Fitness, A.C. Moore, PetSmart
Glenolden	102,000	100.0%	12.43	Walmart
Lancaster	228,000	100.0%	4.76	Lowe's, Community Aid, Mattress Firm
Springfield (leased through 2025)(6)	41,000	100.0%	22.99	PetSmart
Wilkes-Barre (461 - 499 Mundy Street)	204,000	91.8%	12.89	Bob's Discount Furniture, Babies "R" Us, Ross Dress for Less, Marshalls, Petco
Wyomissing (leased through 2065)(6)	76,000	93.4%	15.86	LA Fitness, PetSmart
York	111,000	100.0%	9.21	Ashley Furniture, Tractor Supply Company, Aldi

South Carolina:
Charleston (leased through 2063)(6)	45,000	100.0%	14.19	Best Buy

Virginia:
Norfolk (leased through 2050)(6)	114,000	100.0%	7.08	BJ’s Wholesale Club
Tyson’s Corner (leased through 2035)(6)	38,000	100.0%	43.04	Best Buy

Puerto Rico:
Las Catalinas	356,000	93.9%	36.04	Kmart, Forever 21
Montehiedra(5)	540,000	93.8%	18.35	Kmart, The Home Depot, Marshalls, Caribbean Theatres, Tiendas Capri
Total Shopping Centers and Malls	13,831,000	97.2%	$17.07

WAREHOUSES:
East Hanover - Five Buildings(5)	942,000	91.7%	4.77
J & J Tri-State Delivery, Foremost Groups Inc., PCS Wireless, Fidelity Paper & Supply Inc., Meyer Distributing Inc., Consolidated Simon Distributors Inc., Givaudan Flavors Corp., Opulux (lease not commenced)

Total Urban Edge Properties	14,773,000	96.8%	$16.43
(1) Percent leased is expressed as a percent of total existing square feet (gross leasable area) subject to a lease.
(2) Weighted average annual rent per square foot including ground leases and executed leases for which rent has not commenced is calculated by annualizing tenant's current base rent (excluding any free rent periods), and excludes tenant reimbursements, concessions and storage rent. Excluding ground leases where the Company is the lessor, the weighted average annual rent per square foot for our retail portfolio is $19.77 per square foot.
(3) Our ownership of Walnut Creek (Mt. Diablo) is 95% at December 31, 2016.
(4) The tenant has ceased operations at this location but continues to pay rent.
(5) Not included in the same-property pool for the purposes of calculating same-property cash NOI as of December 31, 2016. Refer to “Non-GAAP Financial Measures” on page 32 for the definition and further discussion of same-property cash NOI.
(6) The Company is a lessee under a ground or building lease. The total square feet disclosed for the building will revert to the lessor upon lease expiration.

As of December 31, 2016, we had approximately 1,200 leases. Lease terms generally range from five years or less in some instances for smaller tenants to 25 years or more for major tenants. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for less than 1% of total revenues during 2016.

Occupancy

The following table sets forth the consolidated retail portfolio occupancy rate (excluding warehouses), square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2016	2015	2014	2013	2012
Total square feet	13,831,000	13,901,000	13,880,000	13,922,000	13,645,000
Occupancy Rate	97.2%	96.2%	95.8%	95.6%	95.0%
Average Annual Base Rent per sf	$17.07	$16.64	$16.57	$16.38	$16.35

The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our warehouses as of December 31 for the last five years:

	December 31,
	2016	2015	2014	2013	2012
Total square feet	942,000	942,000	942,000	942,000	942,000
Occupancy Rate	91.7%	79.1%	60.8%	45.6%	55.9%
Average Annual Base Rent per sf	$4.77	$4.80	$4.41	$4.35	$4.34

Major Tenants

The following table sets forth information for the 10 largest tenants by total revenues for the year ended December 31, 2016:

Tenant	Number of Stores	Square Feet	% of Total Square Feet	2016 Revenues	% of Total Revenues
The Home Depot	7	920,000	6.2%	$20,213,000	6.2%
Walmart	9	1,439,000	9.7%	18,516,000	5.7%
Lowe's	6	976,000	6.6%	13,209,000	4.1%
Stop & Shop / Koninklijke Ahold NV	9	656,000	4.4%	12,033,000	3.7%
The TJX Companies, Inc.	15	543,000	3.7%	11,510,000	3.5%
Kohl's	8	716,000	4.8%	9,637,000	3.0%
Best Buy Co., Inc.	7	313,000	2.1%	8,045,000	2.5%
BJ's Wholesale Club	4	454,000	3.1%	7,766,000	2.4%
Sears Holding, Inc. (Kmart)	4	547,000	3.7%	7,248,000	2.2%
PetSmart, Inc.	10	253,000	1.7%	6,617,000	2.0%

Lease Expirations

The following table sets forth the anticipated expirations of tenant leases in our consolidated portfolio for each year from 2017 through 2027 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	21	49,000	0.4%	$2,023,700	$41.30
2017	72	284,000	2.0%	8,159,320	28.73	(1)
2018	71	1,033,000	7.4%	14,988,830	14.51	(1)
2019	104	1,198,000	8.7%	26,475,800	22.10
2020	82	1,270,000	9.2%	22,936,200	18.06
2021	79	879,000	6.3%	18,265,620	20.78
2022	67	1,197,000	8.7%	15,441,300	12.90
2023	47	1,093,000	7.9%	20,253,290	18.53
2024	58	1,352,000	9.8%	18,292,560	13.53
2025	38	544,000	3.9%	9,694,080	17.82
2026	47	618,000	4.5%	8,095,800	13.10
2027	41	739,000	5.3%	14,403,110	19.49
Thereafter	55	3,189,000	23.1%	51,119,670	16.03
Sub-total/Average	782	13,445,000	97.2%	$230,312,850	$17.13
Vacant	97	386,000	2.8%	N/A	N/A
Total	879	13,831,000	100.0%	$230,312,850	N/A
(1) We expect to achieve moderate increases in average rents as we renew or re-lease these spaces.

ITEM 3.	LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Dividends

Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of February 15, 2017, there were 1,748 holders of record of our common shares. There have been no repurchases of equity securities. The following table sets forth the high and low closing prices and the cash dividends declared on our common shares by quarter for 2016 and 2015:

	2016			2015
	High Price	Low Price	Cash Dividends Declared Per Share	High Price	Low Price	Cash Dividends Declared Per Share

Quarter Ended
Fourth quarter	$28.21	$24.74	$0.22	$24.33	$21.58	$0.20
Third quarter	30.15	27.06	0.20	23.06	20.12	0.20
Second quarter	29.86	24.49	0.20	24.02	20.79	0.20
First quarter	25.99	22.22	0.20	24.67	23.25	0.20

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of its 2015 tax return. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the separation from Vornado, UE Businesses historically operated under Vornado’s REIT structure. As Vornado operates as a REIT and distributes 100% of taxable income, no provision for federal income taxes was made in the accompanying consolidated and combined financial statements for periods prior to the separation. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.

Future distributions will be declared and paid at the discretion of the Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Trustees deems relevant.

Our total annual dividends per common share for 2016 was $0.82 per share. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2016 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

We have determined the dividends paid on our common shares during 2016 and 2015 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2016	$0.82	$0.82	$—	$—
2015	0.80	0.80	—	—

Total Shareholder Return Performance

The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, SNL U.S. REIT Equity Index and the SNL REIT Retail Shopping Ctr Index as provided by SNL Financial LC, from January 15, 2015 to December 31, 2016, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Historical stock performance is not necessarily indicative of future results.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)

$150
$100
$50
$0
1/15/2015
12/31/2015
12/31/2016
UE
S&P 500
Russell 2000
SNL US REIT Retail Shopping Center
SNL US REIT Equity

(1) $100 invested on January 15, 2015 in stock or index, including reinvestment of dividends.

	Cumulative(1) Total Return %	Total Return $ as of
Stock/Index		1/15/2015	12/31/2015	12/31/2016
UE	22.6	100	101.4	122.6
S&P 500	17.2	100	104.7	117.2
Russell 2000	20.9	100	99.7	120.9
SNL U.S. REIT Equity	5.7	100	97.1	105.7
SNL U.S. REIT Retail Shopping Center	2.4	100	98.9	102.4
(1) Cumulative total return is for the period from the separation date on January 15, 2015 to December 31, 2016.

Recent Sales of Unregistered Shares

Under the terms of UELP’s limited partnership agreement, the common limited partnership units in our limited partnership may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2016, there were no redemptions of operating partnership units. All other equity securities sold by us during 2016 that were not registered have been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2016, 2,744 restricted common shares were forfeited by former employees. We did not repurchase any of our equity securities during the three months ended December 31, 2016. All other securities repurchased by us have been previously reported in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated and combined financial data set forth for the Company and the Operating Partnership as of and for each of the five years in the period ended December 31, 2016. The consolidated balance sheets as of December 31, 2016 and December 31, 2015 reflects the consolidation of properties that are wholly-owned and properties in which we own less than 100% interest, but in which we have a controlling interest. The consolidated statement of income for the year ended December 31, 2016 includes the consolidated accounts of the Company. The consolidated and combined statement of income for the year ended December 31, 2015 includes the consolidated accounts of the Company and the combined accounts of UE Businesses. Accordingly, the results presented for the year ended December 31, 2015 reflect the aggregate operations, changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial data for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our audited consolidated and combined financial statements and related notes included in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K.

Urban Edge Properties

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2016	2015	2014	2013	2012
Operating Data:
Property rentals	$236,798	$231,867	$232,592	$228,282	$232,031
Tenant expense reimbursements	84,921	84,617	81,887	73,170	70,453
Income from Stop & Shop settlement	—	—	—	59,599	—
Management and development fees	1,759	2,261	535	606	794
Other income	2,498	4,200	662	1,338	955
Total revenue	325,976	322,945	315,676	362,995	304,233
Total expenses	192,958	224,869	193,236	195,782	179,267
Operating income	133,018	98,076	122,440	167,213	124,966
Net income	96,630	41,348	65,794	109,335	69,850
Net income attributable to operating partnership	(5,812)	(2,547)	—	—	—
Net income attributable to consolidated subsidiaries	(3)	(16)	(22)	(21)	(13)
Net income attributable to common shareholders(1)	$90,815	$38,785	$65,772	$109,314	$69,837

Earnings per common share - Basic(2):	0.91	0.39	0.66	1.10	0.70
Earnings per common share - Diluted(2):	0.91	0.39	0.66	1.10	0.70
Weighted average shares outstanding - Basic(2)	99,364	99,252	99,248	99,248	99,248
Weighted average shares outstanding - Diluted(2)	99,794	99,278	99,248	99,248	99,248
Dividends declared per common share	0.82	0.80	—	—	—
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

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data as of period end:
Real estate, net of accumulated depreciation	$1,597,423	$1,575,530	$1,555,301	$1,562,416	$1,609,121
Total assets	1,904,138	1,918,931	1,731,176	1,749,965	1,857,055
Mortgages payable, net	1,197,513	1,233,983	1,278,182	1,200,762	1,251,234
Total liabilities	1,408,021	1,447,477	1,472,313	1,408,381	1,467,167
Redeemable noncontrolling interests	35,451	33,177	—	—	—
Total equity	496,117	471,454	258,863	341,584	389,888

Other Data:
Cash flow Statement Data:
Provided by operating activities	137,249	138,078	105,688	240,527	108,364
Used in investing activities	(59,230)	(66,415)	(45,586)	(24,926)	(31,875)
Provided by (used in) financing activities	(115,858)	93,795	(63,807)	(212,636)	(73,385)

Urban Edge Properties LP

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2016	2015	2014	2013	2012
Operating Data:
Property rentals	$236,798	$231,867	$232,592	$228,282	$232,031
Tenant expense reimbursements	84,921	84,617	81,887	73,170	70,453
Income from Stop & Shop settlement	—	—	—	59,599	—
Management and development fees	1,759	2,261	535	606	794
Other income	2,498	4,200	662	1,338	955
Total revenue	325,976	322,945	315,676	362,995	304,233
Total expenses	192,958	224,869	193,236	195,782	179,267
Operating income	133,018	98,076	122,440	167,213	124,966
Net income	96,630	41,348	65,794	109,335	69,850
Net income attributable to consolidated subsidiaries	(3)	(16)	(22)	(21)	(13)
Net income attributable to unitholders(1)	$96,627	$41,332	$65,772	$109,314	$69,837

Earnings per unit - Basic(2):	0.91	0.39	0.63	1.04	0.67
Earnings per unit - Diluted(2):	0.91	0.39	0.63	1.04	0.67
Weighted average units outstanding - Basic(2)	105,455	105,276	104,965	104,965	104,965
Weighted average units outstanding - Diluted(2)	106,099	105,374	104,965	104,965	104,965
Distributions declared per unit	0.82	0.80	—	—	—
(1) Net income earned prior to January 15, 2015 is attributable to Vornado as it was the sole unitholder prior to January 15, 2015. Refer to Note 1 to the consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2) The units outstanding at the date of separation are reflected as outstanding for all periods prior to the separation. Refer to Note 2 to the consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014	2013	2012
Balance Sheet Data as of period end:
Real estate, net of accumulated depreciation	$1,597,423	$1,575,530	$1,555,301	$1,562,416	$1,609,121
Total assets	1,904,138	1,918,931	1,731,176	1,749,965	1,857,055
Mortgages payable, net	1,197,513	1,233,983	1,278,182	1,200,762	1,251,234
Total liabilities	1,408,021	1,447,477	1,472,313	1,408,381	1,467,167
Total equity	496,117	471,454	258,863	341,584	389,888

Other Data:
Cash flow Statement Data:
Provided by operating activities	137,249	138,078	105,688	240,527	108,364
Used in investing activities	(59,230)	(66,415)	(45,586)	(24,926)	(31,875)
Provided by (used in) financing activities	(115,858)	93,795	(63,807)	(212,636)	(73,385)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K for the year ended December 31, 2016.
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

Overview

Urban Edge Properties (“UE” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, redevelops and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. UE and UELP were created to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business. Prior to the separation, the portfolio is referred to as “UE Businesses.” Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries after giving effect to the transfer of assets and liabilities from Vornado as well as to UE Businesses prior to the date of the separation.
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
The Operating Partnership’s capital includes OP Units. As of December 31, 2016, Urban Edge owned approximately 94.0% of the outstanding common OP Units with the remaining limited OP Units held by VRLP, and members of management and our Board of Trustees. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership.
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
As of December 31, 2016, our portfolio consisted of 79 shopping centers, three malls and a warehouse park totaling 14.8 million square feet.
Operating Strategies. Our operating strategy is to maximize the value of our existing assets through proactive management encompassing: continuous asset evaluation for highest-and-best-use; efficient and cost-conscious operations that minimize retailer operating expense and preserve property quality; and thoughtful leasing to the most desirable tenants. During 2016, we accomplished the following leasing results:

•	increased same-property retail portfolio occupancy(1) to 98.0% as of December 31, 2016 from 97.2% as of December 31, 2015;

•	increased consolidated retail portfolio occupancy(2) to 97.2% as of December 31, 2016 from 96.2% as of December 31, 2015;

•
signed 54 new leases totaling 354,911 square feet, including 26 new leases on a same-space(3) basis totaling 132,315 square feet at an average rental rate of $32.00 per square foot on a GAAP basis and $29.47 per square foot on a cash basis, generating average rent spreads of 41.7% on a GAAP basis and 25.8% on a cash basis; and

•
renewed or extended 52 leases totaling 554,259 square feet, including 52 leases on a same-space basis totaling 554,259 square feet at an average rental rate of $16.87 per square foot on a GAAP basis and $16.53 per square foot on a cash basis, generating average rent spreads of 13.1% on a GAAP basis and 7.1% on a cash basis.

Investment Strategies. Our investment strategy is to selectively deploy capital through a combination of acquisitions, redevelopment and development in our target markets that is expected to generate attractive risk-adjusted returns and, at the same time, to sell assets that no longer meet our investment criteria. In addition to creating value from our existing assets through proactive management, when appropriate, we will redevelop certain assets, will pursue new developments and will acquire properties adjacent to them. During 2016, we:

•	increased the number of active development and redevelopment projects which have a total expected investment of $191.7 million of which $110.5 million remains to be funded;

•	completed projects at Walnut Creek and East Hanover REI;

•	identified approximately $73.0 million of development and redevelopment pipeline projects expected to be completed over the next several years;

•
completed the sale of a shopping center located in Waterbury, CT for $21.6 million resulting in a gain of $15.6 million; The sale completed the reverse Section 1031 tax deferred exchange transaction with the acquisition of Cross Bay Commons;

(1)Information provided on a same-property basis includes the results of properties that were owned and operated for the entirety of the reporting periods being compared and excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and properties acquired, sold, or in the foreclosure process during the periods being compared and totals 77 properties as of December 31, 2016 and December 31, 2015.

(2)Our retail portfolio includes shopping centers and malls and excludes warehouses.
(3)The “same-space” designation is used to compare leasing terms (cash leasing spreads) from the prior tenant to the new/current tenant. In some cases, leases are excluded from "same-space" because the gross leasable area of the prior lease is combined/divided to form a larger/smaller, non-comparable space.

•	acquired a 0.3 acre outparcel adjacent to Tonnelle Commons in North Bergen, NJ for $2.7 million on December 22, 2016, which will be the future site of a 2,000 sf Popeye's and;

•
executed contracts to acquire Hudson Mall in Jersey City, NJ for an aggregate purchase price of $43.7 million, the Shops at Bruckner in the Bronx, NY for an aggregate purchase price of $32.0 million, and Yonkers Gateway Center in Yonkers, NY for an aggregate purchase price of $51.7 million. These acquisitions closed subsequent to December 31, 2016.

Capital Strategies. Our capital strategy is to keep our balance sheet flexible and capable of supporting growth by using cash flow from operations, borrowing under our existing line of credit and reinvesting funds from selective asset sales. During 2016, we:

•
prepaid $21.2 million of the variable rate portion of our cross-collateralized mortgage loan to maintain compliance with covenant requirements, in connection with the sale of our property in Waterbury, CT;

•	transferred our property in Englewood, NJ to receivership; the receiver manages the property while the Company remains the title owner until the receiver disposes of the property; and

•	ended the year with cash and cash equivalents of $131.7 million and net debt (net of cash) to total market capitalization of 26.0% as of December 31, 2016.
2017 Outlook. We seek growth in earnings, funds from operations, and cash flows primarily through a combination of the following:

•	leasing vacant spaces, extending expiring leases at higher rents, processing the exercise of tenant options and, when possible, replacing underperforming tenants with tenants that can pay higher rent;

•	expediting the delivery of space to and the collection of rent from tenants with executed leases that have not yet commenced;

•	creating additional value from our existing assets by redevelopment of existing space, development of new space such as expansion and pad sites and by anchor repositioning; and

•
disposing of non-core assets and, when possible, reinvesting the proceeds in the redevelopment of and/or new development on existing properties and in acquiring additional properties meeting our investment criteria.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP”, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenue and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Management considers an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated and combined results of operations or financial condition.

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
The following provides an overview of our key financial metrics based on our consolidated and combined results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Year Ended December 31,
(Amounts in thousands)	2016	2015
Net income	$96,630	$41,348
FFO applicable to diluted common shareholders(1)	136,493	97,951
Cash NOI(2)	211,541	205,262
Same-property cash NOI(2)	187,999	180,591
(1) FFO applicable to diluted common shareholders is utilized as a performance measure for Urban Edge, refer to page 34 for a reconciliation to the nearest GAAP measure.
(2) Refer to page 33 for a reconciliation to the nearest GAAP measure.

Comparison of the Year Ended December 31, 2016 to 2015

Net income for the year ended December 31, 2016 was $96.6 million, compared to net income of $41.3 million for the year ended December 31, 2015. The following table summarizes certain line items from our consolidated and combined statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2016 as compared to the same period of 2015:

	For the year ended December 31,
(Amounts in thousands)	2016	2015	$ Change
Total revenue	$325,976	$322,945	$3,031
Real estate tax expenses	51,429	49,311	2,118
Property operating expenses	45,280	50,595	(5,315)
General and administrative expenses	27,438	32,044	(4,606)
Transaction costs	1,405	24,011	(22,606)
Gain on sale of real estate	15,618	—	15,618
Interest and debt expense	51,881	55,584	(3,703)
Income tax expense	804	1,294	(490)
Total revenue of $326.0 million in the year ended December 31, 2016 increased $3.0 million from $322.9 million in the year ended December 31, 2015. The increase is primarily attributable to:

•
$4.4 million net increase in property rentals due to rent commencements from higher occupancy, contractual rent increases and increase in specialty leasing income, offset by tenant vacancies at development projects;

•	$0.5 million net increase associated with properties acquired and sold in 2016 and 2015;

•	$0.3 million increase in tenant expense reimbursements due to recoveries derived from the growth in capital improvements partially offset by a decrease in recoverable expenses;

•	partially offset by $1.7 million lower tenant bankruptcy settlement income; and

•	$0.5 million decrease in management and development fee income due to properties under management sold during 2015.
Real estate tax expenses increased by $2.1 million to $51.4 million in the year ended December 31, 2016 from $49.3 million in the year ended December 31, 2015. The increase is primarily attributable to:

•	$2.3 million increase due to higher assessed values and tax refunds received in 2015;

•	$0.5 million increase due to the acquisition of Cross Bay Commons in December 2015; and

•	partially offset by $0.7 million of additional real estate taxes capitalized related to space taken out of service for development and redevelopment projects.
Property operating expenses decreased by $5.3 million to $45.3 million in the year ended December 31, 2016 from $50.6 million in the year ended December 31, 2015. The decrease is primarily attributable to:

•	$3.2 million lower common area maintenance expenses;

•	$1.4 million of environmental remediation costs accrued in 2015; and

•	$0.7 million decrease in non-recoverable operating expenses including property level litigation costs.
General and administrative expenses decreased by $4.6 million to $27.4 million in the year ended December 31, 2016 from $32.0 million in the year ended December 31, 2015. The decrease is primarily attributable to:

•	$7.1 million of share-based compensation expense incurred in 2015 in connection with the one-time issuance of LTIP units to certain executives in connection with our separation transaction; and

•	partially offset by $2.5 million of share-based compensation expense incurred in 2016 due to equity awards granted and the vesting of existing equity awards.
Transaction costs decreased $22.6 million to $1.4 million in the year ended December 31, 2016 from $24.0 million in the year ended December 31, 2015. The decrease is primarily due to costs incurred in connection with the separation transaction in 2015.
Gain on sale of real estate assets of $15.6 million in the year ended December 31, 2016 was recognized as a result of the sale of our property in Waterbury, CT on June 9, 2016. The sale completed the reverse Section 1031 tax deferred exchange transaction with the acquisition of Cross Bay Commons.

Interest and debt expense decreased $3.7 million to $51.9 million in the year ended December 31, 2016 from $55.6 million in the year ended December 31, 2015. The decrease is primarily attributable to:

•	$1.9 million of additional interest capitalized related to increased levels of development and redevelopment;

•	$1.1 million of costs expensed in connection with the refinancing of the loan secured by Montehiedra in January 2015; and

•
$0.7 million due to a lower mortgage payable balance as a result of scheduled principal payments and debt prepayment in connection with the sale of our property in Waterbury, CT during the second quarter of 2016.

Income tax expense decreased $0.5 million resulting in income tax expense of $0.8 million in the year ended December 31, 2016 from $1.3 million of expense in the year ended December 31, 2015 as a result of a $0.6 million reduction to the accrued income tax liability recorded during 2016, partially offset by the current period income tax expense accrual.

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

	For the year ended December 31,
(Amounts in thousands)	2015	2014	$ Change
Total revenue	$322,945	$315,676	$7,269
Real estate tax expenses	49,311	49,835	(524)
Property operating expenses	50,595	51,988	(1,393)
Depreciation and amortization	57,253	53,653	3,600
General and administrative expenses	32,044	17,820	14,224
Transaction costs	24,011	8,604	15,407
Interest and debt expense	55,584	54,960	624
Income tax expense	1,294	1,721	(427)
Net income attributable to noncontrolling interests	2,563	22	2,541

Total revenue increased by $7.3 million to $322.9 million in the year ended December 31, 2015 from $315.7 million in the year ended December 31, 2014. The increase is primarily attributable to:

•	$3.7 million of tenant bankruptcy settlement and lease termination income;

•	$2.7 million in tenant expense reimbursements as a result of higher occupancy and recoverable costs; and

•	$1.7 million in management and development fees due to additional properties under management;

•	partially offset by a net decrease in property rentals of $0.9 million.
Real estate tax expenses decreased by $0.5 million to $49.3 million in the year ended December 31, 2015 from $49.8 million in the year ended December 31, 2014. The decrease is primarily attributable to $0.5 million of real estate tax settlement income received in 2015 related to prior periods.
Property operating expenses decreased by $1.4 million to $50.6 million in the year ended December 31, 2015 from $52.0 million the year ended December 31, 2014. The decrease is primarily attributable to:

•	$0.8 million lower utility and insurance costs including amounts capitalized for properties in redevelopment;

•	$0.7 million of landlord costs associated with deferred maintenance on vacancies and other non-recurring expenses incurred in the fourth quarter of 2014;

•	partially offset by $0.1 million higher other property operating expenses incurred in the year ended December 31, 2015.
General and administrative expenses increased by $14.2 million to $32.0 million in the year ended December 31, 2015 from $17.8 million in the year ended December 31, 2014. The increase is primarily attributable to:

•	$7.1 million of share-based compensation expense, including the one-time issuance of LTIP units to certain executives in connection with our separation transaction; and

•	$7.1 million associated with operating as a separate, publicly traded company including added headcount and a separate executive team.

Transaction costs increased $15.4 million to $24.0 million in the year ended December 31, 2015 from $8.6 million in the year ended December 31, 2014. The increase is primarily attributable to:

•	$13.3 million of transaction costs incurred in connection with the separation transaction including $10.0 million of professional fees and $3.3 million of transfer taxes; and

•	$2.1 million of transaction costs related to acquisitions and potential transactions in 2015.
Interest and debt expense increased $0.6 million to $55.6 million in the year ended December 31, 2015 from $55.0 million in the year ended December 31, 2014. The increase is primarily attributable to:

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
Income tax expense decreased $0.4 million to $1.3 million in the year ended December 31, 2015 from $1.7 million in December 31, 2014. The decrease is attributable to an adjustment to update our projected annual income tax provision on our Puerto Rico properties based on estimated taxable income.

Net income attributable to noncontrolling interests increased $2.5 million to $2.6 million in 2015. The increase is attributable to the 5% noncontrolling interest in the property operations as well as net income of $2.5 million allocated to the OP and LTIP unit holders, representing a 5.8% weighted average interest in the Operating Partnership in the year ended December 31, 2015.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that we consolidated (or combined), owned and operated for the entirety of both periods being compared, totaling 77 properties for the twelve months ended December 31, 2016 and 2015. Information provided on a same-property basis excludes properties under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process during the periods being compared. As such, same-property cash NOI assists in eliminating disparities in net income due to the development, redevelopment, acquisition or disposition of properties during the periods presented, and thus provides a more consistent performance measure for the comparison of the operating performance of the Company’s properties. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when it is designated as a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan that is expected to have a significant impact on its operating income. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally the earlier of one year after construction is substantially complete or when gross leasable area related to the redevelopment is 90% leased. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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
Same-property cash NOI increased by $7.4 million, or 4.1% for the twelve months ended December 31, 2016 as compared to the twelve months ended December 31, 2015.

The following table reconciles net income to cash NOI and same-property cash NOI for the twelve months ended December 31, 2016 and 2015.

	For the year ended December 31,
(Amounts in thousands)	2016	2015
Net income	$96,630	$41,348
Add: income tax expense	804	1,294
Income before income taxes	97,434	42,642
Gain on sale of real estate	(15,618)	—
Interest income	(679)	(150)
Interest and debt expense	51,881	55,584
Operating income	133,018	98,076
Depreciation and amortization	56,145	57,253
General and administrative expense	27,438	32,044
Transaction costs	1,405	24,011
NOI	218,006	211,384
Less: non-cash revenue and expenses	(6,465)	(6,122)
Cash NOI	211,541	205,262
Adjustments:
Cash NOI related to properties being redeveloped	(17,315)	(17,497)
Tenant bankruptcy settlement income(2)	(2,378)	(4,022)
Management and development fee income from non-owned properties	(1,759)	(2,261)
Cash NOI related to properties acquired, disposed, or in foreclosure	(2,246)	(1,920)
Environmental remediation costs	—	1,379
Real estate tax settlement income related to prior periods	—	(532)
Other(1)	156	182
Subtotal adjustments	(23,542)	(24,671)
Same-property cash NOI	$187,999	$180,591
(1) Other adjustments include revenue and expense items attributable to non-same properties and corporate activities.
(2) Tenant bankruptcy settlement income includes lease termination income.

Funds From Operations

FFO for the twelve months ended December 31, 2016 was $136.5 million compared to $98.0 million for the twelve months ended December 31, 2015.
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

	Twelve Months Ended December 31,
(Amounts in thousands)	2016	2015
Net income	$96,630	$41,348
Less (net income) attributable to noncontrolling interests in:
Operating partnership	(5,812)	(2,547)
Consolidated subsidiaries	(3)	(16)
Net income attributable to common shareholders	90,815	38,785
Adjustments:
Gain on sale of real estate	(15,618)	—
Rental property depreciation and amortization	55,484	56,619
Limited partnership interests in operating partnership(1)	5,812	2,547
FFO applicable to diluted common shareholders	$136,493	$97,951
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

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our shareholders and the unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.20 per common share and OP Unit for each of the first three quarters in 2016, and a dividend of $0.22 per common share and OP Unit for the fourth quarter of 2016, or an annual rate of $0.82. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

Property rental income is our primary source of cash flow and is dependent on a number of factors including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. Other sources of liquidity to fund cash requirements may include proceeds from financings, equity offerings and asset sales.

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

At December 31, 2016, we had cash and cash equivalents of $131.7 million and no amounts drawn on our line of credit. On August 8, 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million. From September 2016 to December 2016, the Company issued 307,342 common shares at a weighted average price of $28.45 under the ATM equity program, generating cash proceeds of $8.7 million. We have no debt maturing in 2017. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our ATM equity program, our line of credit and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Summary of Cash Flows
Our cash flow activities are summarized as follows:

	Twelve Months Ended December 31,
(Amounts in thousands)	2016	2015	Increase (Decrease)
Net cash provided by operating activities	$137,249	$138,078	$(829)
Net cash used in investing activities	(59,230)	(66,415)	7,185
Net cash (used in) provided by financing activities	(115,858)	93,795	(209,653)

Cash and cash equivalents including restricted cash was $140.2 million at December 31, 2016, compared to $178.0 million as of December 31, 2015, a decrease of $37.8 million. Net cash provided by operating activities of $137.2 million for the year ended December 31, 2016 comprised of $140.1 million of cash from operating income and $2.9 million net decrease in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities. Net cash used in investing activities of $59.2 million for the year ended December 31, 2016 was comprised of (i) $69.9 million of real estate additions and (ii) $9.3 million from the acquisition of real estate, partially offset by, (iii) $19.9 million proceeds from the sale of operating properties. Net cash used in financing activities of $115.9 million for the year ended December 31, 2016 was comprised of (i) $86.3 million of distributions paid to common shareholders and unitholders of the Operating Partnership and (ii) $38.5 million for debt repayments, offset by, (iii) $8.9 million proceeds from the issuance of common shares including shares issued under our ATM equity program.

Cash and cash equivalents including restricted cash was $178.0 million at December 31, 2015, compared to $12.6 million as of December 31, 2014, an increase of $165.5 million. This increase resulted primarily from net cash provided by operating activities of $138.1 million for 2015, which was comprised of (i) $124.0 million increase in cash from operating income and (ii) $14.1 million net increase in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities. Net cash used in investing activities of $66.4 million for 2015 was comprised of (i) $36.3 million of real estate additions and (ii) $30.1 million of real estate acquisitions. Net cash provided by financing activities of $93.8 million for 2015 was comprised of (i) $227.7 million of Vornado’s contributions, net, in connection with the spin-off partially offset by, (ii) $79.2 million of dividends paid to common shareholders, (iii) $44.7 million for debt repayments, (iv) $5.2 million of debt issuance costs primarily related to our revolving credit facility, and (v) $4.9 million of distributions to redeemable noncontrolling interests.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of December 31, 2016.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	December 31, 2016	December 31, 2016
Cross collateralized mortgage loan:
Fixed Rate	9/10/2020	4.36%	$519,125
Variable Rate(1)	9/10/2020	2.36%	38,756
Total cross collateralized			557,881
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	73,951
Englewood(3)	10/1/2018	6.22%	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	87,308
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
Bergen Town Center	4/8/2023	3.56%	300,000
Las Catalinas	8/6/2024	4.43%	130,000
Mount Kisco (Target)	11/15/2034	6.40%	14,883
Total mortgages payable			1,205,560
Unamortized debt issuance costs			(8,047)
Total mortgages payable, net of unamortized debt issuance costs			$1,197,513

(1)
Subject to a LIBOR floor of 1.00%, currently bears interest at LIBOR plus 136 bps. In June 2016, in connection with the sale of our property in Waterbury, CT, we prepaid $21.2 million of the variable rate portion of our cross collateralized mortgage loan to maintain compliance with covenant requirements.

(2)
On January 6, 2015, we completed a loan restructuring applicable to the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. Refer to Note 7- Mortgages Payable of our consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow would be insufficient to pay its debt service. As of December 31, 2016 we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $859.2 million as of December 31, 2016.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Our property in Waterbury, CT was held as collateral in our cross collateralized mortgage loan. In connection with the sale of our property in Waterbury, CT on June 9, 2016, we prepaid $21.2 million of the variable rate component of our cross collateralized mortgage loan in order to maintain compliance with covenant requirements. As of December 31, 2016, we were in compliance with all debt covenants.

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

During the year ended December 31, 2014, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan. The loan was extended from

July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and capital expenditures of which $16.9 million has been funded as of December 31, 2016. This $20.0 million intercompany loan is senior to the $30.0 million mortgage position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated and combined financial statements. We incurred $2.0 million of debt issuance costs in connection with the loan modification.

Below is a summary of contractual obligations as of December 31, 2016:

	Commitments Due by Period
(Amounts in thousands)	Total	2017	2018	2019	2020	2021	Thereafter
Contractual cash obligations(1)
Long-term debt obligations	$1,450,618	$70,322	$147,941	$64,218	$553,810	$140,768	$473,559
Operating lease obligations	68,303	8,964	7,676	7,354	5,110	4,522	34,677
	$1,518,921	$79,286	$155,617	$71,572	$558,920	$145,290	$508,236
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2016.

Capital Expenditures

The following summarizes capital expenditures presented on a cash basis for the twelve months ended December 31, 2016 and 2015:

	Twelve Months Ended December 31,
(Amounts in thousands)	2016	2015
Capital expenditures:
Development and redevelopment costs	$51,585	$20,624
Maintenance capital expenditures	15,180	12,714
Tenant improvements and allowances	3,136	2,951
Total capital expenditures	$69,901	$36,289
The increase in cash spent on development and redevelopment during the twelve months ended December 31, 2016 as compared to the same period in 2015 was primarily the result of the advancement of our active redevelopment projects at Bruckner Boulevard, Montehiedra Town Center and Garfield totaling $31.8 million. The increase in maintenance capital expenditures during the twelve months ended December 31, 2016 as compared to the same period in 2015 was primarily the result of the timing of capital projects across our portfolio.
As of December 31, 2016, we had approximately $186.2 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $5.5 million of completed projects pending twelve month stabilization, an increase of $68.9 million from $122.8 million of projects as of December 31, 2015. We have advanced these projects $49.4 million since December 31, 2015 and anticipate that these projects will require an additional $110.5 million over the next three years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, borrowings under our line of credit and/or using secured debt, or issuing equity.

Commitments and Contingencies
Loan Commitments
In January 2015 we completed a modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and other capital expenditures of which $16.9 million has been funded as of December 31, 2016.

Insurance
We maintain general liability insurance with limits of $200 million per occurrence for properties in the U.S. and Puerto Rico, and all-risk property and rental value insurance with limits of $500 million for properties in the U.S. and $139 million for properties in Puerto Rico per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties.  We also maintain coverage for terrorism acts with limits of $500 million for properties in the U.S. and $139 million for properties in Puerto

Rico per occurrence and in the aggregate excluding coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.  In addition, we maintain coverage for cybersecurity with limits of $5 million in the aggregate providing first and third party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are charged directly to each of the retail properties and warehouses.  We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we have accrued costs of $1.4 million on our consolidated balance sheets for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, $0.1 million has currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although base rent is supported by long-term lease contracts, tenants who file bankruptcy may have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our shopping centers files bankruptcy and cancels its leases, we could experience a reduction in our revenues. We monitor the operating performance and rent payments of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. We are not aware of any bankruptcy or announced store closings by any tenants in our shopping centers that would individually cause a material reduction in our revenues.

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

We do not have any off-balance sheet arrangements as of December 31, 2016 or December 31, 2015.

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

	2016					2015
(Amounts in thousands)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate
Variable Rate	$38,756		2.36%	$388	(2)	$60,000		2.36%
Fixed Rate	1,166,804		4.26%	—		1,183,957		4.25%
	$1,205,560	(1)		$388		$1,243,957	(1)
(1) Excludes unamortized debt issuance costs. The fixed rate debt was presented net of unamortized fees of $1.7 million as of December 31, 2015 in our Form 10-K as filed with SEC for Urban Edge Properties. The net unamortized fees of $1.7 million were revised to be presented with unamortized debt issuance costs as disclosed in Note 7 - Mortgages Payable to our consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2) The variable rate debt is subject to a LIBOR floor such that a 1% change in base rates does not impact the actual borrowing rate by 1%.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2016, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2016, the estimated fair value of our consolidated debt was $1.2 billion.

Other Market Risks

As of December 31, 2016, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2016 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2016, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Urban Edge Properties
New York, New York

We have audited the accompanying consolidated balance sheets of Urban Edge Properties (the "Company") as of December 31, 2016 and 2015, and the related consolidated and combined statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated and combined financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated and combined financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Urban Edge Properties as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated and combined financial statements, the combined financial statements of the Company include allocations of certain expenses from Vornado Realty Trust. These costs may not be reflective of the actual costs which would have been incurred had the Company operated as an independent, stand-alone entity separate from Vornado Realty Trust.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of
Urban Edge Properties LP
New York, New York

We have audited the accompanying consolidated balance sheets of Urban Edge Properties LP (the "Operating Partnership") as of December 31, 2016 and 2015, and the related consolidated and combined statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15. These consolidated and combined financial statements and financial statement schedules are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the consolidated and combined financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Urban Edge Properties LP as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated and combined financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated and combined financial statements, the combined financial statements of the Operating Partnership include allocations of certain expenses from Vornado Realty Trust. These costs may not be reflective of the actual costs which would have been incurred had the Operating Partnership operated as an independent, stand-alone entity separate from Vornado Realty Trust.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2017 expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 16, 2017

URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Real estate, at cost:
Land	$384,217	$389,080
Buildings and improvements	1,650,054	1,630,539
Construction in progress	99,236	61,147
Furniture, fixtures and equipment	4,993	3,876
Total	2,138,500	2,084,642
Accumulated depreciation and amortization	(541,077)	(509,112)
Real estate, net	1,597,423	1,575,530
Cash and cash equivalents	131,654	168,983
Restricted cash	8,532	9,042
Tenant and other receivables, net of allowance for doubtful accounts of $2,332 and $1,926, respectively	9,340	10,364
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $261 and $148, respectively	87,695	88,778
Identified intangible assets, net of accumulated amortization of $22,361 and $22,090, respectively	30,875	33,953
Deferred leasing costs, net of accumulated amortization of $13,909 and $12,987, respectively	19,241	18,455
Deferred financing costs, net of accumulated amortization of $726 and $709, respectively	1,936	2,838
Prepaid expenses and other assets	17,442	10,988
Total assets	$1,904,138	$1,918,931

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,197,513	$1,233,983
Identified intangible liabilities, net of accumulated amortization of $72,528 and $65,220, respectively	146,991	154,855
Accounts payable and accrued expenses	48,842	45,331
Other liabilities	14,675	13,308
Total liabilities	1,408,021	1,447,477
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 99,754,900 and 99,290,952 shares issued and outstanding, respectively	997	993
Additional paid-in capital	488,375	475,369
Accumulated deficit	(29,066)	(38,442)
Noncontrolling interests:
Redeemable noncontrolling interests	35,451	33,177
Noncontrolling interest in consolidated subsidiaries	360	357
Total equity	496,117	471,454
Total liabilities and equity	$1,904,138	$1,918,931

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Property rentals	$236,798	$231,867	$232,592
Tenant expense reimbursements	84,921	84,617	81,887
Management and development fees	1,759	2,261	535
Other income	2,498	4,200	662
Total revenue	325,976	322,945	315,676
EXPENSES
Depreciation and amortization	56,145	57,253	53,653
Real estate taxes	51,429	49,311	49,835
Property operating	45,280	50,595	51,988
General and administrative	27,438	32,044	17,820
Ground rent	10,047	10,129	10,304
Transaction costs	1,405	24,011	8,604
Provision for doubtful accounts	1,214	1,526	1,032
Total expenses	192,958	224,869	193,236
Operating income	133,018	98,076	122,440
Gain on sale of real estate	15,618	—	—
Interest income	679	150	35
Interest and debt expense	(51,881)	(55,584)	(54,960)
Income before income taxes	97,434	42,642	67,515
Income tax expense	(804)	(1,294)	(1,721)
Net income	96,630	41,348	65,794
Less net income attributable to noncontrolling interests in:
Operating partnership	(5,812)	(2,547)	—
Consolidated subsidiaries	(3)	(16)	(22)
Net income attributable to common shareholders	$90,815	$38,785	$65,772

Earnings per common share - Basic:	$0.91	0.39	0.66
Earnings per common share - Diluted:	$0.91	0.39	0.66
Weighted average shares outstanding - Basic	99,364	99,252	99,248
Weighted average shares outstanding - Diluted	99,794	99,278	99,248

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Vornado Equity	Accumulated Earnings (Deficit)	Redeemable NCI	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2014	—	$—	$—	$341,265	$—	$—	$319	$341,584
Net income attributable to Vornado	—	—	—	65,772	—	—	—	65,772
Net income attributable to noncontrolling interests	—	—	—	—	—	—	22	22
Distributions to Vornado net	—	—	—	(148,515)	—	—	—	(148,515)
Balance, December 31, 2014	—	—	—	258,522	—	—	341	258,863
Net income (loss) attributable to common shareholders(1)	—	—	—	(2,022)	40,807	—	—	38,785
Net income attributable to noncontrolling interests	—	—	—	—	—	2,547	16	2,563
Limited partnership units issued to Vornado at separation	—	—	—	(27,649)	—	27,649	—	—
Contributions from Vornado	—	—	—	245,067	—	—	—	245,067
Issuance of shares in connection with separation	99,247,806	993	472,925	(473,918)	—	—	—	—
Common shares issued	43,146	—	258	—	(258)	—	—	—
Dividends on common shares ($0.80 per share)	—	—	—	—	(79,167)	—	—	(79,167)
Share-based compensation expense	—	—	2,186	—	176	7,899	—	10,261
Distributions to redeemable NCI ($0.80 per unit)	—	—	—	—	—	(4,918)	—	(4,918)
Balance, December 31, 2015	99,290,952	993	475,369	—	(38,442)	33,177	357	471,454
Net income attributable to common shareholders	—	—	—	—	90,815	—	—	90,815
Net income attributable to noncontrolling interests	—	—	—	—	—	5,812	3	5,815
Common shares issued	465,534	4	9,293	—	(348)	—	—	8,949
Share-based awards retained for taxes	(1,586)	—	(38)	—	—	—	—	(38)
Dividends on common shares ($0.82 per share)	—	—	—	—	(81,240)	—	—	(81,240)
Share-based compensation expense	—	—	3,751	—	149	1,533	—	5,433
Distributions to redeemable NCI ($0.82 per unit)	—	—	—	—	—	(5,071)	—	(5,071)
Balance, December 31, 2016	99,754,900	$997	$488,375	$—	$(29,066)	$35,451	$360	$496,117
(1) Net loss earned from January 1, 2015 through January 15, 2015 is attributable to Vornado as it was the sole shareholder prior to January 15, 2015. Refer to Note 1 - Organization.

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,630	$41,348	$65,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,178	58,299	54,897
Amortization of deferred financing costs	2,830	2,738	1,660
Amortization of below market leases, net	(7,776)	(7,907)	(8,762)
Straight-lining of rent	227	333	(1,559)
Share-based compensation expense	5,433	10,261	3,878
Gain on sale of real estate	(15,618)	—	—
Non-cash separation costs paid by Vornado	—	17,403	—
Provision for doubtful accounts	1,214	1,526	1,032
Change in operating assets and liabilities:
Tenant and other receivables	(78)	(4)	(5,914)
Deferred leasing costs	(3,815)	(2,940)	(1,963)
Prepaid and other assets	141	(671)	767
Accounts payable and accrued expenses	(237)	11,300	(4,929)
Other liabilities	1,120	6,392	787
Net cash provided by operating activities	137,249	138,078	105,688
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(69,901)	(36,290)	(39,509)
Acquisition of real estate	(9,267)	(30,125)	(6,077)
Proceeds from sale of operating properties	19,938	—	—
Net cash used in investing activities	(59,230)	(66,415)	(45,586)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(38,458)	(44,654)	(42,481)
Contributions from Vornado	—	227,732	(148,786)
Dividends paid to shareholders	(81,240)	(79,167)	—
Distributions to redeemable noncontrolling interests	(5,071)	(4,918)	—
Debt issuance costs	—	(5,198)	—
Taxes withheld for vested restricted shares	(38)	—	(2,540)
Proceeds from issuance of common shares	8,949	—	—
Proceeds from borrowings	—	—	130,000
Net cash (used in) provided by financing activities	(115,858)	93,795	(63,807)
Net (decrease) increase in cash and cash equivalents and restricted cash	(37,839)	165,458	(3,705)
Cash and cash equivalents and restricted cash at beginning of period	178,025	12,567	16,272
Cash and cash equivalents and restricted cash at end of period	$140,186	$178,025	$12,567

 See notes to consolidated and combined financial statements.

	Twelve Months Ended December 31,
	2016	2015	2014
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $3,763, $1,856 and $0, respectively)	$51,137	$52,814	$53,133
Cash payments for income taxes	1,277	1,907	1,342
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	12,492	8,699	1,592
Write-off of fully depreciated assets	4,585	10,588	2,612
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents per consolidated balance sheet	$131,654	$168,983	$2,600
Restricted cash per consolidated balance sheet	8,532	9,042	9,967
Cash and cash equivalents and restricted cash per consolidated and combined statement of cash flow	$140,186	$178,025	$12,567

 See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit amounts)

	December 31,	December 31,
	2016	2015
ASSETS
Real estate, at cost:
Land	$384,217	$389,080
Buildings and improvements	1,650,054	1,630,539
Construction in progress	99,236	61,147
Furniture, fixtures and equipment	4,993	3,876
Total	2,138,500	2,084,642
Accumulated depreciation and amortization	(541,077)	(509,112)
Real estate, net	1,597,423	1,575,530
Cash and cash equivalents	131,654	168,983
Restricted cash	8,532	9,042
Tenant and other receivables, net of allowance for doubtful accounts of $2,332 and $1,926, respectively	9,340	10,364
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $261 and $148, respectively	87,695	88,778
Identified intangible assets, net of accumulated amortization of $22,361 and $22,090, respectively	30,875	33,953
Deferred leasing costs, net of accumulated amortization of $13,909 and $12,987, respectively	19,241	18,455
Deferred financing costs, net of accumulated amortization of $726 and $709, respectively	1,936	2,838
Prepaid expenses and other assets	17,442	10,988
Total assets	$1,904,138	$1,918,931

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,197,513	$1,233,983
Identified intangible liabilities, net of accumulated amortization of $72,528 and $65,220, respectively	146,991	154,855
Accounts payable and accrued expenses	48,842	45,331
Other liabilities	14,675	13,308
Total liabilities	1,408,021	1,447,477
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 99,754,900 and 99,290,952 units outstanding, respectively	489,372	476,362
Limited partners: 6,378,704 and 6,150,224 units outstanding, respectively	37,081	35,548
Accumulated deficit	(30,696)	(40,813)
Total partners’ capital	495,757	471,097
Noncontrolling interest in consolidated subsidiaries	360	357
Total equity	496,117	471,454
Total liabilities and equity	$1,904,138	$1,918,931

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except unit and per unit amounts)

	Year Ended December 31,
	2016	2015	2014
REVENUE
Property rentals	$236,798	$231,867	232,592
Tenant expense reimbursements	84,921	84,617	81,887
Management and development fees	1,759	2,261	535
Other income	2,498	4,200	662
Total revenue	325,976	322,945	315,676
EXPENSES
Depreciation and amortization	56,145	57,253	53,653
Real estate taxes	51,429	49,311	49,835
Property operating	45,280	50,595	51,988
General and administrative	27,438	32,044	17,820
Ground rent	10,047	10,129	10,304
Transaction costs	1,405	24,011	8,604
Provision for doubtful accounts	1,214	1,526	1,032
Total expenses	192,958	224,869	193,236
Operating income	133,018	98,076	122,440
Gain on sale of real estate	15,618	—	—
Interest income	679	150	35
Interest and debt expense	(51,881)	(55,584)	(54,960)
Income before income taxes	97,434	42,642	67,515
Income tax expense	(804)	(1,294)	(1,721)
Net income	96,630	41,348	65,794
Less: net income attributable to NCI in consolidated subsidiaries	(3)	(16)	(22)
Net income attributable to unitholders	$96,627	$41,332	$65,772

Earnings per unit - Basic:	$0.91	$0.39	$0.63
Earnings per unit - Diluted:	$0.91	$0.39	$0.63
Weighted average units outstanding - Basic	105,455	105,276	104,965
Weighted average units outstanding - Diluted	106,099	105,374	104,965

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except unit and per unit amounts)

	General Partner	Limited Partners(1)	Vornado Equity	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2014	$—	$—	$341,265	$—	$319	$341,584
Net income attributable to Vornado	—	—	65,772	—	—	65,772
Net income attributable to noncontrolling interests	—	—	—	—	22	22
Distributions to Vornado, net	—	—	(148,515)	—	—	(148,515)
Balance, December 31, 2014	—	—	258,522	—	341	258,863
Net income (loss) attributable to unitholders(2)	—	—	(2,022)	43,354	—	41,332
Net income attributable to noncontrolling interests	—	—	—	—	16	16
Contributions from Vornado	—	—	245,067	—	—	245,067
Issuance of units in connection with separation	473,918	27,649	(501,567)	—	—	—
Common units issued as a result of common shares issued by Urban Edge	258	—	—	(258)	—	—
Distributions to Partners ($0.80 per unit)	—	—	—	(84,085)	—	(84,085)
Share-based compensation expense	2,186	7,899	—	176	—	10,261
Balance, December 31, 2015	476,362	35,548	—	(40,813)	357	471,454
Net income attributable to unitholders	—	—	—	96,627	—	96,627
Net income attributable to noncontrolling interests	—	—	—	—	3	3
Common units issued as a result of common shares issued by Urban Edge	9,297	—	—	(348)	—	8,949
Distributions to Partners ($0.82 per unit)	—	—	—	(86,311)	—	(86,311)
Share-based compensation expense	3,751	1,533	—	149	—	5,433
Share-based awards retained for taxes	(38)	—	—	—	—	(38)
Balance, December 31, 2016	$489,372	$37,081	$—	$(30,696)	$360	$496,117
(1) Limited partners have a 6.0% common limited partnership interest in the Operating Partnership as of December 31, 2016 in the form of units of interest in the Operating Partnership (“OP Units”) and Long Term Incentive Plan (“LTIP”) units.
(2) Net loss earned from January 1, 2015 through January 15, 2015 is attributable to Vornado as it was the sole unitholder prior to January 15, 2015. Refer to Note 1 - Organization.

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Twelve Months Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$96,630	$41,348	$65,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,178	58,299	54,897
Amortization of deferred financing costs	2,830	2,738	1,660
Amortization of below market leases, net	(7,776)	(7,907)	(8,762)
Straight-lining of rent	227	333	(1,559)
Share-based compensation expense	5,433	10,261	3,878
Gain on sale of real estate	(15,618)	—	—
Non-cash separation costs paid by Vornado	—	17,403	—
Provision for doubtful accounts	1,214	1,526	1,032
Change in operating assets and liabilities:
Tenant and other receivables	(78)	(4)	(5,914)
Deferred leasing costs	(3,815)	(2,940)	(1,963)
Prepaid and other assets	141	(671)	767
Accounts payable and accrued expenses	(237)	11,300	(4,929)
Other liabilities	1,120	6,392	787
Net cash provided by operating activities	137,249	138,078	105,688
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(69,901)	(36,290)	(39,509)
Acquisition of real estate	(9,267)	(30,125)	(6,077)
Proceeds from sale of operating properties	19,938	—	—
Net cash used in investing activities	(59,230)	(66,415)	(45,586)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(38,458)	(44,654)	(42,481)
Contributions from Vornado	—	227,732	(148,786)
Distributions to partners	(86,311)	(84,085)	—
Debt issuance costs	—	(5,198)	(2,540)
Taxes withheld for vested restricted units	(38)	—	—
Proceeds from issuance of units	8,949	—	—
Proceeds from borrowings	—	—	130,000
Net cash (used in) provided by financing activities	(115,858)	93,795	(63,807)
Net (decrease) increase in cash and cash equivalents and restricted cash	(37,839)	165,458	(3,705)
Cash and cash equivalents and restricted cash at beginning of period	178,025	12,567	16,272
Cash and cash equivalents and restricted cash at end of period	$140,186	$178,025	$12,567
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $3,763, $1,856 and $0, respectively)	$51,137	$52,814	$53,133
Cash payments for income taxes	1,277	1,907	1,342
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	12,492	8,699	1,592
Write-off of fully depreciated assets	4,585	10,588	2,612
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents per consolidated balance sheet	$131,654	$168,983	$2,600
Restricted cash per consolidated balance sheet	8,532	9,042	9,967
Cash and cash equivalents and restricted cash per consolidated and combined statement of cash flow	$140,186	$178,025	$12,567
See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	ORGANIZATION

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, redevelops and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Prior to its separation on January 15, 2015, UE was a wholly owned subsidiary of Vornado Realty Trust (“Vornado”) (NYSE: VNO). UE and UELP were created to own the majority of Vornado’s former shopping center business. Prior to the separation, the portfolio is referred to as “UE Businesses.” Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries after giving effect to the transfer of assets and liabilities from Vornado as well as to UE Businesses prior to the date of the separation.
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
The Operating Partnership’s capital includes OP Units. As of December 31, 2016, Urban Edge owned approximately 94.0% of the outstanding common OP Units with the remaining limited OP Units held by VRLP, and members of management and our Board of Trustees. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership.

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
As of December 31, 2016 our portfolio consisted of 79 shopping centers, three malls and a warehouse park totaling 14.8 million square feet.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION AND COMBINATION

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and with the instructions of Form 10-K. The consolidated financial statements as of and for the year ended December 31, 2016 reflect the consolidation of the Company, the Operating Partnership, wholly-owned subsidiaries and those entities in which we have a controlling financial interest, including entities where we have been determined to be a primary beneficiary of a variable interest entity (“VIE”).

The results presented for the year ended December 31, 2015 reflect the operations and changes in cash flows on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial statements for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as UE Businesses were under common control of Vornado prior to January 15, 2015. Such carved-out and combined amounts were determined using the historical results of operations and carrying amounts of the assets and liabilities transferred to UE Businesses. The financial statements reflect the common shares as of the date of the separation as outstanding for all periods prior to the separation. All intercompany transactions have been eliminated in consolidation and combination.

For periods presented prior to the date of the separation, our historical combined financial results for UE Businesses reflect charges for certain corporate costs which we believe are reasonable. These charges were based on either actual costs incurred by Vornado or a proportion of costs estimated to be applicable to UE Businesses based on an analysis of key metrics including total revenues, real estate assets, leasable square feet and operating income. Such costs do not necessarily reflect what the actual costs would have been if the Company were operating as a separate stand-alone public company. These charges are discussed further in Note 5 — Related Party Transactions.

Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

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

Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value due to their short-term maturities. The majority of our cash and cash equivalents consists of (i) deposits at major commercial banks, which may at times exceed the Federal Deposit Insurance Corporation limit and (ii) United States Treasury Bills. To date we have not experienced any losses on our invested cash.

Restricted Cash — Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, leasing commissions and capital expenditures.

Accounts Receivable and Allowance for Doubtful Accounts — Accounts receivable includes unpaid amounts billed to tenants and accrued revenues for future billings to tenants for property expenses. We periodically evaluate the collectibility of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under the lease agreements. We also maintain an allowance for receivables arising from the straight-lining of rents. These receivables arise from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in establishing these allowances and considers payment history and current credit status in developing these estimates. Accounts receivable are written-off when they are deemed to be uncollectible and we are no longer actively pursuing collection.

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

Noncontrolling Interests — Noncontrolling interests represent the portion of equity that we do not own in those entities that we consolidate. We identify our noncontrolling interests separately within the equity section on the consolidated balance sheets.

Redeemable Noncontrolling Interests — Redeemable noncontrolling interests include OP units and limited partnership interests in the Operating Partnership in the form of long-term incentive plan (“LTIP”) unit awards.

Variable Interest Entities - Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties or in which equity investors do not have the characteristics of a controlling financial interest qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The consolidated and combined financial statements reflect the consolidation of VIEs in which the Company is the primary beneficiary.

Earnings Per Share and Unit — Basic earnings per common share and unit is computed by dividing net income attributable to common shareholders and unitholders by the weighted average common shares and units outstanding during the period. Unvested share-based payment awards that entitle holders to receive non-forfeitable dividends, such as our restricted stock awards, are classified as “participating securities.” Because the awards are considered participating securities, the Company and the Operating Partnership are required to apply the two-class method of computing basic and diluted earnings that would otherwise have been available to common shareholders and unitholders. Under the two-class method, earnings for the period are allocated between common shareholders and unitholders and other shareholders and unitholders, based on their respective rights to receive dividends.

During periods of net loss, losses are allocated only to the extent the participating securities are required to absorb their share of such losses. Diluted earnings per common share and unit reflects the potential dilution of the assumed exercises of shares including stock options and unvested restricted shares to the extent they are dilutive.

Share-Based Compensation — We grant stock options, LTIP units, OP units, restricted share awards and performance-based units to our officers, trustees and employees. The term of each award is determined by the compensation committee of our Board of Trustees (the “Compensation Committee”), but in no event can such term be longer than ten years from the date of grant. The vesting schedule of each award is determined by the Compensation Committee, in its sole and absolute discretion, at the date of grant of the award. Dividends are paid on certain shares of unvested restricted stock, which makes the restricted stock a participating security.

Fair value is determined, depending on the type of award, using either the Black-Scholes option-pricing model or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date. In using the Black-Scholes option-pricing model, expected volatilities and dividend yields are primarily based on available implied data and peer group companies historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Compensation expense for restricted share awards is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule or a cliff vesting schedule, we have elected to recognize compensation expense on a straight-line basis. Also included in Share-based compensation expense is the unrecognized compensation expense of awards issued under Vornado’s outperformance plan (“OPP”) prior to the separation for the Company’s employees who were previously Vornado employees. The OPP unrecognized compensation expense is recognized on a straight-line basis over the remaining life of the OPP awards issued. Share-based compensation expense is included in general and administrative expenses on the consolidated and combined statements of income.

When the Company issues common shares as compensation, it receives a like number of common units from the Operating Partnership. Accordingly, the Company’s ownership in the Operating Partnership will increase based on the number of common shares awarded under our 2015 Omnibus Share Plan. As a result of the issuance of common units to the Company for share-based compensation, the Operating Partnership accounts for share-based compensation in the same manner as the Company.

Income Taxes — Our two Puerto Rico malls are subject to income taxes which are based on estimated taxable income and are included in income tax expense in the consolidated and combined statements of income. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the malls, as well as other timing differences.

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2016. As of December 31, 2016, The Home Depot was our largest tenant with 7 stores which comprised an aggregate of 920,000 square-feet and accounted for approximately $20.2 million, or 6.2% of our total revenue for the year ended December 31, 2016.

Recently Issued Accounting Literature
In January 2017, the FASB issued an update (“ASU 2017-01”) Clarifying the Definition of a Business, which introduces amendments that are intended to make the guidance on the definition of a business more consistent and cost-efficient. The objective of the update is to add further guidance that assists entities in evaluating whether a transaction will be accounted for as an acquisition of an asset or a business by providing a screen to determine when the set of assets and activities acquired is not a business. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. Early adoption is permitted as of the beginning of a reporting period for which financial statements have not yet been issued. The ASU must be applied prospectively on or after the effective date. The adoption of this standard will result in less real estate acquisitions qualifying as businesses and, accordingly, acquisition costs for those acquisitions that are not businesses will be capitalized rather than expensed.

In November 2016, the FASB issued an update (“ASU 2016-18”) Statement of Cash Flows - Restricted Cash, that requires entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-18 including retrospective adoption for all prior periods. The impact of the adoption of ASU 2016-18 is the addition of a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet.
In August 2016, the FASB issued an update (“ASU 2016-15”) Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses specific cash flow classification issues where there is currently diversity in practice including debt prepayment and proceeds from the settlement of insurance claims. ASU 2016-15 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2016-15 effective as of September 30, 2016. The adoption of ASU 2016-15 did not impact our results of operations or cash flows.

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

In February 2016, the FASB issued an update (“ASU 2016-02”) Leases, which revises the accounting related to lease accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We elected the modified retrospective transition approach and expects to adopt the standard beginning January 1, 2019. This standard will impact our consolidated financial statements by the recording of right-of-use assets and lease liabilities on our consolidated balance sheets for operating and finance leases where we are the lessee. In addition, leases where we are the lessor that meet the criteria of a finance lease will be amortized using the effective interest method with corresponding charges to interest expense and amortization expense. Leases where we are the lessor that meet the criteria of an operating lease will continue to be amortized on a straight-line basis. Lastly, internal leasing department overhead previously capitalized will be expensed.

In April 2015, the FASB issued an update (“ASU 2015-03”) Simplifying the Presentation of Debt Issuance Costs to ASC Topic 835-30 Interest - Imputation of Interest. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from that debt liability, consistent with the presentation of a debt discount. The recognition and measurement guidance for debt issuance costs is not affected by the amendments in ASU 2015-03. ASU 2015-03 is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015 with early adoption permitted. We elected to early adopt ASU 2015-03 effective as of December 31, 2015. The effect of ASU 2015-03 was to reclassify the net unamortized balance of debt issuance costs of $10.0 million as of December 31, 2015 from deferred financing costs to a contra liability deduction of mortgages payable. Mortgages payable as of December 31, 2016 are presented net of $8.0 million of unamortized debt issuance costs. The adoption of ASU 2015-03 did not impact our results of operations or cash flows.

In February 2015, the FASB issued an update (“ASU 2015-02”) Amendments to the Consolidation Analysis to ASC Topic 810 Consolidation. Under amendments in this update, all reporting entities are within the scope of Subtopic 810-10 Consolidation - Overall, including limited partnerships and similar legal entities, unless a scope exception applies. The presumption that a general partner controls a limited partnership has been eliminated. Overall the amendments in this update are to simplify the codification and reduce the number of consolidation models and place more emphasis on risk of loss when determining controlling financial interests. ASU 2015-02 is effective for public businesses for interim and annual periods beginning after December 15, 2015. We adopted ASU 2015-02 as of March 31, 2016. Under ASU 2015-02 the Company’s Operating Partnership is considered a variable interest entity (“VIE”). The Company is the primary beneficiary of the VIE, the VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest. The Operating Partnership was formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. The Company consolidates the Operating Partnership as it is the primary beneficiary of the VIE.

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. During the year ended December 31, 2016, the FASB issued the following updates to ASC Topic 606 to clarify and/or amend the guidance in ASU 2014-09: (i) ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, (ii) ASU 2016-10 Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance and (iii) ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09. In August 2015, the FASB issued an update (“ASU 2015-09”) Revenue from Contracts with Customers to ASC Topic 606, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2015-09 is effective beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are permitted to use either the modified retrospective or the retrospective method for adopting this standard. We are currently evaluating the impact of the adoption on our consolidated and combined financial statements including gain recognition on real estate sales and the presentation of tenant reimbursement income.

4.	ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2016, we purchased land that is the site of a future 2,000 sf Popeye’s for $2.7 million. During the year ended December 31, 2015, we acquired three properties with existing leases. All acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets based on their estimated fair values at date of acquisition.
The following table provides a summary of acquisition activity in 2016 and 2015:

Date Purchased	Property Name	City	State	Square Feet/Acres		Purchase Price
				(unaudited)		(in thousands)
April 29, 2015	Bergen Town Center - outparcel	Paramus	NJ	0.8	(1)	$2,750
June 29, 2015	Lawnside - outparcel	Lawnside	NJ	2,000		375
December 23, 2015	Cross Bay Commons	Queens	NY	46,000		27,000
				2015 Total		30,125
December 22, 2016	North Bergen - outparcel	North Bergen	NJ	0.3	(1)	2,667
				2016 Total		$2,667
(1) In acres.
The aggregate purchase price of the above property acquisitions have been allocated as follows:

	Amount
(Amounts in thousands)	2016	2015
Land	$2,667	$17,145
Buildings and improvements	—	12,821
Identified intangible assets	—	1,760
Deferred leasing costs	—	594
Identified intangible liabilities	—	(2,195)
	$2,667	$30,125
We expensed approximately $1.2 million of transaction-related costs in connection with completed or pending property acquisitions that were closed subsequent to December 31, 2016 which are included in Transaction costs in the consolidated and combined statements of operations.
In conjunction with the acquisition of Cross Bay Commons on December 23, 2015, we entered into a reverse like-kind exchange agreement under Section 1031 of the Internal Revenue Code with a third party intermediary. The exchange agreement was for a maximum of 180 days and allowed us, for tax purposes, to defer gains on the sale of other properties sold within 180 days after the acquisition date.

On June 9, 2016, we completed the sale of a shopping center located in Waterbury, CT. The sales price of this property of $21.6 million, less costs to sell, resulted in net proceeds of $19.9 million. Accordingly, we recorded a gain on sale of $15.6 million. The sale completed the reverse Section 1031 tax deferred exchange transaction with the acquisition of Cross Bay Commons.
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
Refer to Note 19 - Subsequent Events for acquisitions closed subsequent to December 31, 2016.

5.    RELATED PARTY TRANSACTIONS

In connection with the separation, the Company and Vornado entered into a transition services agreement under which Vornado provided transition services to the Company including human resources, information technology, risk management, tax services and office space and support. The fees charged to us by Vornado for those transition services approximated the actual cost incurred by Vornado in providing such services. On June 28, 2016, the Company executed an amendment to the transition services agreement, extending Vornado’s provision of information technology, risk management services and the portion of the human resources service related to health and benefits through July 31, 2018, unless terminated earlier. Fees for these services remain the same except that they may be adjusted for inflation. As of December 31, 2016 there were no amounts due to Vornado related to such services.

During the twelve months ended December 31, 2016 and 2015 there were $1.7 million and $2.4 million of costs paid to Vornado included in general and administrative expenses, respectively, which consisted of $0.9 million and $0.4 million of rent expense for two of our office locations and $0.8 million and $2.0 million of transition services fees, respectively.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into a property management agreement under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado as of December 31, 2016. As of the year ended December 31, 2016, Vornado owned 32.4% of Alexander’s, Inc. During the twelve months ended December 31, 2016, 2015, and 2014 we recognized management and development fee income of $1.8 million, $2.3 million, and $0.5 million respectively. As of December 31, 2016 and December 31, 2015, there were $0.3 million and $0.7 million of fees, respectively, due from Vornado included in tenant and other receivables in our consolidated balance sheets.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our identified intangible assets and liabilities:

(Amounts in thousands)	December 31, 2016	December 31, 2015
In-place leases	$29,065	$31,872
Accumulated amortization	(12,244)	(13,032)
Below-market ground leases(1)	23,730	23,730
Accumulated amortization	(9,847)	(8,875)
Above-market leases	441	441
Accumulated amortization	(270)	(183)
Identified intangible assets, net of accumulated amortization	30,875	33,953
Below-market leases	219,519	220,075
Accumulated amortization	(72,528)	(65,220)
Identified intangible liabilities, net of accumulated amortization	$146,991	$154,855
(1) Intangible assets related to below-market leases where the Company is a lessee under a ground lease.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $7.8 million, $7.9 million and $8.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
 Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $2.0 million, $1.5 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Certain shopping centers were acquired subject to ground leases or ground and building leases.  Amortization of these acquired below-market leases resulted in additional rent expense of $1.0 million in each of the years ended December 31, 2016, 2015 and 2014.

The following table sets forth the estimated annual amortization related to intangible assets and liabilities for the five succeeding years commencing January 1, 2017:

(Amounts in thousands)	Below-Market		Below-Market
Year	Operating Leases(1)(3)	In-Place Leases(2)	Ground Leases(4)
2017	$7,419	$1,482	$972
2018	7,198	1,300	972
2019	7,175	1,179	972
2020	7,182	1,136	972
2021	7,153	1,037	622
(1) Estimated annual amortization of acquired below-market leases, net of acquired above-market leases.
(2) Estimated annual amortization of acquired in-place leases and customer relationships.
(3) The annual amortization of the below-market intangible liabilities in the table above includes $1.6 million associated with our ground lease for the Shops at Bruckner which was sold subsequent to December 31, 2016. Refer to Note 19 - Subsequent Events for further information.
(4) Estimated annual amortization of below-market leases where the Company is a lessee under a ground lease.

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of December 31, 2016 and December 31, 2015.

		Interest Rate at	December 31,	December 31,
(Amounts in thousands)	Maturity	December 31, 2016	2016	2015
Cross collateralized mortgage loan:
Fixed Rate	9/10/2020	4.36%	$519,125	$533,459
Variable Rate(1)	9/10/2020	2.36%	38,756	60,000
Total cross collateralized			557,881	593,459
First mortgages secured by:
North Bergen (Tonnelle Avenue)	1/9/2018	4.59%	73,951	75,000
Englewood(3)	10/1/2018	6.22%	11,537	11,537
Montehiedra Town Center, Senior Loan(2)(4)	7/6/2021	5.33%	87,308	88,676
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Mount Kisco (Target)(5)	11/15/2034	6.40%	14,883	15,285
	Total mortgages payable		1,205,560	1,243,957
	Unamortized debt issuance costs		(8,047)	(9,974)
Total mortgages payable, net of unamortized debt issuance costs			$1,197,513	$1,233,983

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

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow would be insufficient to pay its debt service. As of December 31, 2016 we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property. We have determined this property is held in a VIE for which we are the primary beneficiary. Accordingly, as of December 31, 2016 we consolidated Englewood and its operations. The consolidated balance sheet included total assets and liabilities of $12.4 million and $14.2 million, respectively.

(4)
The mortgage payable balance secured by Montehiedra was presented net of unamortized fees of $1.7 million as of December 31, 2015 in our Form 10-K as filed with SEC for Urban Edge Properties. The net unamortized fees of $1.7 million were revised to be presented with the unamortized debt issuance costs.

(5)
The mortgage payable balance on the loan secured by Mt. Kisco (Target) includes $1.1 million of unamortized debt discount as of December 31, 2016 and December 31, 2015. The effective interest rate including amortization of the debt discount is 7.26% as of December 31, 2016.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $859.2 million as of December 31, 2016.  Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. Our property in Waterbury, CT was held as collateral in our cross collateralized mortgage loan. In connection with the sale of our property in Waterbury, CT on June 9, 2016, we prepaid $21.2 million of the variable rate component of our cross collateralized mortgage loan in order to maintain compliance with covenant requirements. As of December 31, 2016, we were in compliance with all debt covenants.

As of December 31, 2016, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2017	17,120
2018	99,708
2019	17,320
2020	513,870
2021	120,048
Thereafter	437,494

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. The Agreement has a four-year term with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points which is expensed as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $1.9 million and $2.8 million as of December 31, 2016 and December 31, 2015, respectively, are included in deferred financing fees in the consolidated balance sheets.

Troubled Debt Restructuring

During the year ended December 31, 2014, Montehiedra Town Center (“Montehiedra”), our property in the San Juan area of Puerto Rico, was experiencing financial difficulties which resulted in a substantial decline in its net operating cash flows. As such, we transferred the mortgage loan secured by Montehiedra to the special servicer and discussed restructuring the terms of the mortgage loan. In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan. The loan was extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million through an intercompany loan for leasing and capital expenditures of which $16.9 million has been funded as of December 31, 2016. This $20.0 million intercompany loan is senior to the $30.0 million mortgage position noted above and accrues interest at 10%. Both the intercompany loan and related interest are eliminated in our consolidated and combined financial statements. We incurred $2.0 million of debt issuance costs in connection with the loan modification.

8.	INCOME TAXES

The Company has elected to qualify as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of our tax return for the 2015 fiscal year. Under those sections, a REIT, which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. Prior to the separation from Vornado, UE Businesses historically operated under Vornado’s REIT structure. As Vornado operates as a REIT and distributes 100% of taxable income, no provision for federal income taxes has been made in the accompanying consolidated and combined financial statements for periods prior to the separation. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.

The following summarizes the tax status of dividends paid for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Dividend paid per share	$0.82	$0.80
Ordinary income	100%	100%
Return of capital	—%	—%
Capital gains	—%	—%

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns. We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated and combined statements of income.

Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated and combined statements of income. The Puerto Rico tax expense recorded was $0.8 million, $1.3 million, and $1.7 million for the twelve months ended December 31, 2016, 2015, and 2014 respectively. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

Income tax expense consists of the following:

	Year Ended December 31,
(Amounts in thousands)	2016	2015	2014
Income tax expense:
Current(1)	$609	$1,417	$1,721
Deferred(2)	195	(123)	—
Total income tax expense	$804	$1,294	$1,721
(1) Current income tax expense for the year ended December 31, 2016 is net of a $0.6 million reduction to the accrued income tax liability recorded in the second quarter of 2016.
(2) The deferred portion of income tax expense related to temporary differences for periods prior to the separation date are reflected as contributions from Vornado in the consolidated and combined statement of changes in equity.

A net deferred tax liability of $3.8 million is included in our consolidated balance sheet within Other Liabilities as of December 31, 2016, comprised of temporary differences related to our two Puerto Rico properties, a deferred tax liability of $4.5 million offset by a deferred tax asset of $0.7 million. The deferred tax liability of $4.5 million is comprised of $2.3 million of tax depreciation in excess of GAAP depreciation, $1.9 million straight-line rents and $0.3 million of amortization of acquired leases not recorded for tax purposes. The deferred tax asset of $0.7 million is comprised of $0.3 million of GAAP to tax depreciation adjustment, $0.2 million of amortization of deferred financing fees not recorded for tax purposes and $0.2 million excess of bad debt expense for tax purposes.
The temporary differences resulting from activity during the years ended December 31, 2016 and 2015 is recorded within Income Tax Expense on the consolidated and combined statements of income.
Below is a table summarizing the net deferred income tax liability balance as of December 31, 2016 and 2015:

(Amounts in thousands)
Balance at January 1, 2015	$(3,730)
Change in deferred tax assets:
Depreciation	(123)
Amortization of deferred financing costs	254
Provision for doubtful accounts	(72)
Change in deferred tax liabilities:
Depreciation	(2)
Straight-line rent	51
Amortization of acquired leases	15
Balance at December 31, 2015	(3,607)
Change in deferred tax assets:
Depreciation	(94)
Amortization of deferred financing costs	(46)
Provision for doubtful accounts	(14)
Change in deferred tax liabilities:
Depreciation	(88)
Straight-line rent	39
Amortization of acquired leases	8
Balance at December 31, 2016	$(3,802)

The Operating Partnership is organized as limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying consolidated and combined financial statements. The Operating Partnership, however, is subject to the non-resident withholding tax at our two Puerto Rico malls.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2016 and December 31, 2015.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable.  Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2016 and December 31, 2015.

	As of December 31, 2016		As of December 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$131,654	$131,654	$168,983	$168,983
Liabilities:
Mortgages payable(1)	$1,205,560	$1,216,989	$1,243,957	$1,262,483
(1) Excludes unamortized debt issuance costs.

The following interest rates were used by the Company to estimate the fair value of mortgages payable:

	December 31, 2016		December 31, 2015
	Low	High	Low	High
Mortgages payable	2.0%	2.3%	2.0%	2.3%

10.     LEASES

As Lessor

We lease space to tenants under operating leases which expire from 2017 to 2072.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales.

Future base rental revenue under these non-cancelable operating leases excluding extension options is as follows:

(Amounts in thousands)
Year Ending December 31,
2017	$221,690
2018	211,175
2019	192,078
2020	166,899
2021	149,882
Thereafter	960,042

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales or reimbursements.  For the years ended December 31, 2016, 2015 and 2014, these additional rents were $0.8 million, $1.2 million, and $1.5 million respectively.

As Lessee

We are a tenant under long-term ground leases or ground and building leases for certain of our properties.  Lease expirations range from 2017 to 2102. Future lease payments under these agreements, excluding extension options, are as follows:

(Amounts in thousands)
Year Ending December 31,
2017	$8,964
2018	7,676
2019	7,354
2020	5,110
2021	4,522
Thereafter	34,677

11.     COMMITMENTS AND CONTINGENCIES

Legal Matters: There are various legal actions against us in the ordinary course of business.  In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Loan Commitments: In January 2015 we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and building capital expenditures of which $16.9 million has been funded as of December 31, 2016.
Redevelopment: As of December 31, 2016, we had approximately $191.7 million of active development, redevelopment and anchor repositioning projects underway of which $110.5 million remains to be funded as of December 31, 2016. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next three years.
Insurance: We maintain general liability insurance with limits of $200 million per occurrence for properties in the U.S. and Puerto Rico, and all-risk property and rental value insurance coverage with limits of $500 million for properties in the U.S. and $139 million for properties in Puerto Rico per occurrence, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage for terrorism acts with limits of $500 million for properties in the U.S. and $139 million for properties in Puerto Rico per occurrence and in the aggregate excluding coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, we maintain coverage for cybersecurity with limits of $5 million in the aggregate providing first and third party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are charged directly to each of the retail properties and warehouses.  We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.
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
Environmental Matters: Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we have accrued costs of $1.4 million on our consolidated balance sheets for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, $0.1 million has currently been expended and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

12.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2016	December 31, 2015
Deposits for acquisitions	$6,600	$100
Other assets	2,161	2,367
Prepaid expenses:
Real estate taxes	5,198	5,646
Insurance	2,545	1,934
Rent, licenses/fees	938	941
Total Prepaid expenses and other assets	$17,442	$10,988

13.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2016	December 31, 2015
Deferred ground rent expense	$6,284	$6,038
Deferred tax liability, net	3,802	3,607
Deferred tenant revenue	3,280	2,284
Environmental remediation costs	1,309	1,379
Total Other liabilities	$14,675	$13,308

14.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense.

	Twelve Months Ended December 31,
(Amounts in thousands)	2016	2015	2014
Interest expense	$49,051	$52,846	$53,300
Amortization of deferred financing costs	2,830	2,738	1,660
Total Interest and debt expense	$51,881	$55,584	$54,960

15.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
On August 8, 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker-dealers acting as sales agents. Sales of common shares may be made, as needed, from time to time in ATM offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the NYSE or otherwise (i) at market prices prevailing at the time of sale (ii) at prices related to prevailing market prices or (iii) as otherwise agreed to with the applicable sales agent.
From September 2016 to December 31, 2016, the Company issued 307,342 common shares at a weighted average price of $28.45 under its ATM equity program, generating cash proceeds of $8.7 million. We paid $0.1 million of commissions to distribution agents and $0.4 million in additional offering expenses related to the issuance of these common shares. We used the net proceeds to fund acquisition opportunities and fund our development and redevelopment pipeline. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.
Common Units of the Operating Partnership
Operating Partnership units were issued by the Operating Partnership to the Company in connection with the issuance of common shares by the Company under its ATM equity program, as discussed above.
Dividends and Distributions
During the twelve months ended December 31, 2016 and 2015, the Company declared dividends on our common shares and OP unit distributions of $0.82 per share/unit, and $0.80 per share/unit, respectively.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests reflected on the consolidated balance sheets of the Company are comprised of OP Units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed by VRLP. LTIP unit awards were granted to certain executives pursuant to our Omnibus Share Plan (the “Omnibus Share Plan”). The total of the OP units and LTIP units represent a 6.0% weighted-average interest in the Operating Partnership for twelve months ended December 31, 2016. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at the Company’s election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis solely at our election.
Noncontrolling Interest
The noncontrolling interest relates to the 5% interest held by others in our property in Walnut Creek, CA (Mt. Diablo). The net income attributable to noncontrolling interest is presented separately in our consolidated and combined statements of income.

16.     SHARE-BASED COMPENSATION

On January 7, 2015 our board and initial shareholder approved the Urban Edge Properties Omnibus Share Plan, under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, LTIP units, operating partnership units and restricted shares were granted. We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the twelve months ended December 31, 2016 and 2015, 12,564 and 11,407 shares were issued under the DRIP, respectively.
On November 3, 2015, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2015 Outperformance Plan (“OPP”). The OPP is a multi-year, performance-based equity compensation plan under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP Units if, and only if, we outperform a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to a relative TSR in any year during the requisite performance periods as described below. The aggregate notional amount of the 2015 OPP grant was $10.2 million.
Awards under the 2015 OPP may be earned if we (i) achieve a TSR level greater than 7% per annum, or 21% over the three-year performance measurement period (the “Absolute Component”), and/or (ii) achieve a TSR equal to or above, that of the 50th percentile of a retail REIT peer group (“Peer Group”) comprised of 15 of our peer companies, over a three-year performance measurement period (the “Relative Component”). Dividends on awards accrue during the measurement period.
If the designated performance objectives are achieved, LTIP Units are also subject to time-based vesting requirements. Awards earned under the 2015 OPP vest 50% in year three, 25% in year four and 25% in year five. Our executive officers are required to hold earned 2015 OPP awards for one year following vesting.
The fair value of the 2015 OPP on the date of grant was $3.9 million using a Monte Carlo simulation to estimate the fair value based on the probability of satisfying the market conditions and the projected share price at the time of payment, discounted to the valuation date over a three-year performance period. Assumptions include historic volatility (25.0%), risk-free interest rates (1.2%), and historic daily return as compared to our Peer Group (which ranged from 19.0% to 27.0%). Such amount is being amortized into expense over a five-year period from the date of grant, using a graded vesting attribution model. In the twelve months ended December 31, 2016 and 2015, we recognized $1.1 million and $0.2 million of compensation expense related to the OPP’s LTIP Units, respectively. As of December 31, 2016 there was $2.6 million of total unrecognized compensation cost related to the OPP’s LTIP Units, which will be recognized over a weighted-average period of 2.6 years.
All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. As of December 31, 2016, the weighted average contractual term of shares under option outstanding at the end of the period is 8.3 years. The following table presents stock option activity for the twelve months ended December 31, 2016 and 2015:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Expected Term
			(In years)
Outstanding at January 1, 2015	—	$—	—
Granted	2,302,762	23.89	6.15
Exercised	—	—	—
Forfeited or expired	(13,623)	24.46	—
Outstanding at December 31, 2015	2,289,139	23.89	6.15
Granted	196,713	23.52	6.00
Exercised	(8,501)	24.46	—
Forfeited or expired	(5,067)	24.46	—
Outstanding at December 31, 2016	2,472,284	$23.86	5.33
Exercisable at December 31, 2016	45,352	$23.74	—

During the twelve months ended December 31, 2016 and 2015, the fair value of the options granted was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	February 17, 2015	March 12, 2015	April 20, 2015	August 17, 2015	February 8, 2016
Risk-free interest rate	1.76%	1.91%	1.60%	1.95%	1.31%
Expected option life	6.00	6.50	6.25	6.25	6.25
Expected volatility	24.00%	25.00%	26.00%	27.00%	23.94%
The options were granted with an exercise price equivalent to the average of the high and low share price on the grant date. No options were granted during the year ended December 31, 2014.
The following table presents information regarding restricted share activity during the twelve months ended December 31, 2016 and 2015:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2015	—	—
Granted	35,460	$22.84
Vested	(1,022)	24.46
Forfeited	(3,721)	24.18
Unvested at December 31, 2015	30,717	22.62
Granted	117,399	24.55
Vested	(15,977)	23.17
Forfeited	(2,744)	23.55
Unvested at December 31, 2016	129,395	$24.29
During the twelve months ended December 31, 2016 and 2015, we granted 117,399 and 35,460 restricted shares, respectively, that are subject to forfeiture and vest over periods ranging from one to four years. The total grant date value of the 15,977 and 1,022 restricted shares vested during the years ended December 31, 2016 and 2015 was $0.4 million and $25 thousand, respectively.
There were 433,040 LTIP units issued to executives during the year ended December 31, 2015, 343,232 of which were issued in connection with the separation transaction and were immediately vested. During the year ended December 31, 2016, 39,439 units vested. The remaining 50,369 units vest over a weighted average period of 2.2 years.
Share-based compensation expense, which is included in general and administrative expenses in our consolidated and combined statements of income, is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2016	2015
Share-based compensation expense components(2):
Restricted share expense	$1,314	$282
Stock option expense	2,437	1,901
LTIP expense(3)	473	7,748
Outperformance Plan (“OPP”) expense(1)	1,209	330
Total Share-based compensation expense	$5,433	$10,261
(1) OPP Expense for the years ended December 31, 2016 and 2015 includes $0.1 million and $0.2 million, respectively, of unrecognized compensation expense of awards issued under Vornado’s OPP for UE employees who were previously Vornado employees. The remaining OPP unrecognized compensation expense was transferred from Vornado to UE as of the separation date and is amortized on a straight-line basis over the remaining life of the OPP awards issued.
(2) We did not have any equity awards issued prior to the date of the separation. $3.9 million of share-based compensation expense is included in general and administrative expenses in our combined statements of income for the year ended December 31, 2014 and is related to Vornado equity awards issued prior to the separation for Vornado employees.
(3) LTIP expense excludes the expense associated with LTIP units under the 2015 OPP.

As of December 31, 2016, we had a total of $11.0 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards issued by Vornado. This expense is expected to be recognized over a weighted average period of 1.8 years.

17.     EARNINGS PER SHARE AND UNIT

Urban Edge Earnings per Share
The Company has calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of Urban Edge common shares and participating securities is calculated according to dividends declared and participating rights in undistributed earnings. Restricted shares issued pursuant to our share-based compensation program are considered participating securities, and as such have non-forfeitable rights to receive dividends.
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the year ended December 31, 2015, there were options outstanding for 2,289,139 shares, that potentially could be exercised for common shares. These options, with exercise prices ranging from $24.46 to $22.83, have been excluded from the diluted EPS calculation, as their effect is anti-dilutive to the Company’s net income because the option prices were greater than the average market prices of our common shares during 2015. In addition, there were 129,395 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the years ended December 31, 2016 and 2015 included the 114,354 and 25,829 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.

The effect of the redemption of OP and vested LTIP units is not reflected in the computation of basic and diluted earnings per share, as they are redeemable for common shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated and combined financial statements. As such, the assumed redemption of these units would have no net impact on the determination of diluted earnings per share since they would be anti-dilutive.

As described in Note 2, the common shares outstanding at the date of the separation are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2016	2015	2014
Numerator:
Net income attributable to common shareholders	$90,815	$38,785	$65,772
Less: Earnings allocated to unvested participating securities	(114)	(23)	—
Net income available for common shareholders - basic	90,701	38,762	65,772
Impact of assumed conversions:
Unvested LTIP units	53	—	—
Net income available for common shareholders - diluted	$90,754	$38,762	$65,772

Denominator:
Weighted average common shares outstanding - basic	99,364	99,252	99,248
Effect of dilutive securities:
Stock options using the treasury stock method	257	—	—
Restricted share awards	114	26	—
Assumed conversion of unvested LTIP units	59	—	—
Weighted average common shares outstanding - diluted	99,794	99,278	99,248

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.91	$0.39	$0.66
Earnings per common share - Diluted	$0.91	$0.39	$0.66

Operating Partnership Earnings per Unit
As described in Note 2, the units outstanding at the date of the separation are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2016	2015	2014
Numerator:
Net income attributable to unitholders	$96,627	$41,332	$65,772
Less: net income attributable to participating securities	(211)	(22)	—
Net income available for unitholders - basic and diluted	$96,416	$41,310	$65,772

Denominator:
Weighted average units outstanding - basic	105,455	105,276	104,965
Effect of dilutive securities issued by Urban Edge	371	26	—
Unvested LTIP units	273	72	—
Weighted average units outstanding - diluted	106,099	105,374	104,965

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.91	$0.39	$0.63
Earnings per unit - Diluted	$0.91	$0.39	$0.63

18.     QUARTERLY FINANCIAL DATA (unaudited)

The following tables summarize the quarterly results of operations of Urban Edge Properties and Urban Edge Properties LP for the years ended December 31, 2016 and 2015:

	Three Months Ended,
(Amounts in thousands, except per share/unit amounts)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$83,478	$79,973	$79,457	$83,068
Operating income	33,428	33,414	32,790	33,386
Net income	20,266	20,505	36,071	19,788
Net income attributable to noncontrolling interests in operating partnership	(1,218)	(1,239)	(2,201)	(1,154)
Net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	(4)	(1)	(2)	4
Net income attributable to common shareholders	19,044	19,265	33,868	18,638
Net income attributable to unitholders	20,262	20,504	36,069	19,792
Earnings per common share - Basic	0.19	0.19	0.34	0.19
Earnings per common share - Diluted	0.19	0.19	0.34	0.19
Earnings per common unit - Basic	0.19	0.19	0.34	0.19
Earnings per common unit - Diluted	0.19	0.19	0.34	0.19

	Three Months Ended,
(Amounts in thousands, except per share/unit amounts)	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Total revenue	$80,622	$79,825	$78,715	$83,783
Operating income	29,576	34,011	30,807	3,682
Net income (loss)	16,167	20,045	17,153	(12,017)
Net (income) loss attributable to noncontrolling interests in operating partnership	(942)	(1,179)	(986)	560
Net (income) loss attributable to noncontrolling interests in consolidated subsidiaries	1	(6)	(5)	(6)
Net income (loss) attributable to common shareholders	15,226	18,860	16,162	(11,463)
Net income (loss) attributable to unitholders	16,168	20,039	17,148	(12,023)
Earnings (loss) per common share - Basic	0.15	0.19	0.16	(0.12)
Earnings (loss) per common share - Diluted	0.15	0.19	0.16	(0.12)
Earnings (loss) per common unit - Basic	0.15	0.19	0.16	(0.12)
Earnings (loss) per common unit - Diluted	0.15	0.19	0.16	(0.12)

19.     SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2016 consolidated balance sheet date for potential recognition or disclosure in our consolidated and combined financial statements.

Subsequent to December 31, 2016, we completed the acquisition of the following properties:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price (in thousands)
January 4, 2017	Yonkers Gateway Center(1)	Yonkers	NY	191,500	$51,700
January 17, 2017	Shops at Bruckner(2)	Bronx	NY	114,000	$32,000
February 2, 2017	Hudson Mall(3)	Jersey City	NJ	383,000	$43,700
(1) On January 4, 2017 we acquired interests in Yonkers Gateway Center. Consideration for this purchase consisted of the issuance of $48.8 million in OP units and $2.9 million of cash. The total number of OP units issued was 1.8 million.
(2) On January 17, 2017, we acquired the leasehold interest in the Shops at Bruckner for $32.0 million, consisting of the assumption of the existing debt of $12.6 million and $19.4 million of cash. The property is a 114,000 sf retail center in the Bronx, NY directly across from the Company’s 375,000 sf Bruckner Commons. The Company owns the land under the Shops at Bruckner and has been leasing it to the seller under a ground lease. Concurrent with the acquisition, the Company has written-off the existing intangible balance related to the below-market ground lease. As a result, the Company will recognize lease settlement income in the first quarter of 2017.
(3) On February 2, 2017, we acquired Hudson Mall, a 383,000 sf retail center in Jersey City, NJ adjacent to our existing Hudson Commons shopping center. Consideration for this purchase consisted of the assumption of the existing debt of $23.8 million and $19.9 million of cash.

The above acquisitions were funded using a combination of available cash on hand, equity and the assumption of existing mortgage debt. Acquisition related expenses totaling $0.5 million were expensed as incurred. We have not yet measured the fair value of the tangible and identified intangible assets and liabilities nor the proforma results of operations.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures (Urban Edge Properties)

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
Management’s Annual Report on Internal Control over Financial Reporting
The management of Urban Edge Properties and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and trustees of the Company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Controls and Procedures (Urban Edge Properties LP)

Evaluation of Disclosure Controls and Procedures
The Operating Partnership’s management maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
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
Management’s Annual Report on Internal Control over Financial Reporting
The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, defined in Rule 13a-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Operating Partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of trustees, management and other personnel of the Operating Partnership’s general partner, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and trustees of the Operating Partnership’s general partner; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2016, the Operating Partnership’s internal control over financial reporting is effective.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Trustees
Urban Edge Properties
New York, New York

We have audited the internal control over financial reporting of Urban Edge Properties (the "Company") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Company and our report dated February 16, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the allocations of certain expenses from Vornado Realty Trust as discussed in Note 2 to the consolidated and combined financial statements.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 16, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners of
Urban Edge Properties LP
New York, New York

We have audited the internal control over financial reporting of Urban Edge Properties LP (the "Operating Partnership") as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated and combined financial statements and financial statement schedules as of and for the year ended December 31, 2016 of the Operating Partnership and our report dated February 16, 2017 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the allocations of certain expenses from Vornado Realty Trust as discussed in Note 2 to the consolidated and combined financial statements.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 16, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

We hereby incorporate by reference the information appearing under the caption “Information about our Board of Trustees and its Committees” in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders to be held on May 10, 2017.

ITEM 11.	EXECUTIVE COMPENSATION

We hereby incorporate by reference the information appearing under the caption “Executive Officer Compensation” in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders to be held on May 10, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We hereby incorporate by reference the information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders to be held on May 10, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We hereby incorporate by reference the information appearing under the caption “Certain Relationships and Related Transactions” in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders to be held on May 10, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

We hereby incorporate by reference the information appearing under the caption “Principal Accounting Fees and Services” in our definitive proxy statement relating to our 2017 Annual Meeting of Shareholders to be held on May 10, 2017.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
Our consolidated and combined financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page 41.

(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page 81.

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

URBAN EDGE PROPERTIES
(Registrant)

Date: February 16, 2017	By:	/s/ Mark Langer
Mark Langer, Chief Financial Officer

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

Date: February 16, 2017	By:	/s/ Mark Langer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 16, 2017
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Langer	Chief Financial Officer	February 16, 2017
	Mark Langer	(Principal Financial Officer)

By:	/s/ Jennifer Holmes	Chief Accounting Officer	February 16, 2017
	Jennifer Holmes	(Principal Accounting Officer)

By:	/s/ Michael A. Gould	Trustee	February 16, 2017
Michael A. Gould

By:	/s/ Steven H. Grapstein	Trustee	February 16, 2017
Steven H. Grapstein

By:	/s/ Steven J. Guttman	Trustee	February 16, 2017
Steven J. Guttman

By:	/s/ Amy B. Lane	Trustee	February 16, 2017
Amy B. Lane

By:	/s/ Kevin P. O’Shea	Trustee	February 16, 2017
Kevin P. O’Shea

By:	/s/ Steven Roth	Trustee	February 16, 2017
Steven Roth

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions (Reversals) Expensed	Uncollectible Accounts Written-Off	Balance at End of Year
Year Ended December 31, 2016:
Allowance for doubtful accounts	$1,926	$1,214	$(547)	$2,593
Year Ended December 31, 2015:
Allowance for doubtful accounts	2,432	1,526	(2,032)	1,926
Year Ended December 31, 2014:
Allowance for doubtful accounts	2,398	1,032	(998)	2,432

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Allentown, PA	$27,506	$187	$15,580	$1,823	$187	$17,403	$17,590	$13,806	1957	1957
Baltimore (Towson), MD	14,331	581	3,227	11,306	435	14,680	15,115	6,392	1968	1968
Bensalem, PA	13,652	2,727	6,698	2,042	2,728	8,740	11,468	4,061	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	—	33,434	6,305	33,434	39,739	6,334	1957/ 2009	2003
Bergen Town Center - West, Paramus, NJ	300,000	15,812	82,240	331,835	33,563	396,324	429,887	98,118	1957/ 2009	2003/ 2015
Bethlehem, PA	5,129	827	5,200	1,344	839	6,532	7,371	5,727	1966	1966
Brick, NJ	29,316	1,391	11,179	7,031	1,391	18,210	19,601	13,746	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	(52,180)	48,890	224,533	273,423	13,703	N/A	2007
Bronx (1750-1780 Gun Hill Road), NY	—	6,427	11,885	22,124	6,428	34,009	40,437	7,124	2009	2005
Broomall, PA	9,805	850	2,171	1,399	850	3,570	4,420	2,739	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	13,078	5,107	17,770	22,877	7,905	1968	1968
Cambridge (leased through 2033)(3), MA	—	—	—	261	—	261	261	231	N/A
Carlstadt (leased through 2050)(3), NJ	—	—	16,458	—	—	16,458	16,458	3,785	N/A	2007
Charleston (leased through 2063)(3), SC	—	—	3,634	—	—	3,634	3,634	931	N/A	2006
Cherry Hill, NJ	12,722	5,864	2,694	4,840	4,864	8,534	13,398	4,402	1964	1964
Chicopee, MA	7,618	895	—	—	895	—	895	—	1969	1969
Commack (leased through 2021)(3), NY	—	—	43	184	—	227	227	187	N/A	2006
Dewitt (leased through 2041)(3), NY	—	—	7,116	—	—	7,116	7,116	1,805	N/A	2006
Rockaway, NJ	12,068	559	6,363	3,938	559	10,301	10,860	5,745	1964	1964
East Brunswick, NJ	33,640	2,417	17,169	7,046	2,417	24,215	26,632	16,977	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	35,098	2,232	18,241	9,533	2,671	27,335	30,006	15,746	1962	1962/ 1998
East Hanover (280 Route 10 West), NJ	4,174	—	—	7,075	—	7,075	7,075	1,959	N/A
East Rutherford, (leased through 2194)(3), NJ	12,471	—	36,727	60	—	36,787	36,787	6,687	2007	2007
Eatontown, NJ	—	4,653	4,999	108	4,653	5,107	9,760	1,466	N/A	2005
Englewood, NJ	11,537	2,300	17,245	(8,390)	1,495	9,660	11,155	1,129	N/A	2007
Freeport (240 West Sunrise Highway) (leased through 2040)(3), NY	—	—	—	260	—	260	260	195	N/A	2005
Freeport (437 East Sunrise Highway), NY	19,611	1,231	4,747	4,158	1,231	8,905	10,136	5,883	1981	1981

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Garfield, NJ	—	45	8,068	39,218	45	47,286	47,331	10,179	2009	1998
Glen Burnie, MD	—	462	2,571	2,073	462	4,644	5,106	3,334	1958	1958
Glenolden, PA	6,286	850	1,820	715	850	2,535	3,385	2,219	1975	1975
Hackensack, NJ	37,211	692	10,219	4,948	542	15,317	15,859	9,480	1963	1963
Hazlet, NJ	—	7,400	9,413	(2,165)	7,400	7,248	14,648	1,736	N/A	2007
Queens, NY	—	14,537	12,304	1,024	14,537	13,328	27,865	381	N/A	2015
Huntington, NY	15,286	21,200	33,667	2,951	21,200	36,618	57,818	8,138	N/A	2007
Inwood, NY	—	12,419	19,097	2,280	12,419	21,377	33,796	6,218	N/A	2004
Jersey City, NJ	18,605	652	7,495	844	652	8,339	8,991	3,173	1965	1965
Kearny, NJ	—	309	3,376	7,798	309	11,174	11,483	3,640	1938	1959
Lancaster, PA	4,953	3,140	63	2,129	3,140	2,192	5,332	693	1966	1966
Las Catalinas, Puerto Rico	130,000	15,280	64,370	12,696	15,280	77,066	92,346	34,373	1996	2002
Lawnside, NJ	9,805	1,226	3,164	1,005	1,226	4,169	5,395	3,744	1969	1969/ 2015
Lodi (Route 17 North), NJ	10,409	238	9,446	(1)	238	9,446	9,684	4,072	1999	1975
Lodi (Washington Street), NJ	—	7,606	13,125	2,644	7,606	15,769	23,375	4,391	N/A	2004
Manalapan, NJ	19,309	725	7,189	6,825	1,046	13,693	14,739	9,052	1971	1971
Marlton, NJ	15,840	1,611	3,464	10,988	1,454	14,609	16,063	9,769	1973	1973
Middletown, NJ	15,940	283	5,248	3,249	283	8,497	8,780	6,388	1963	1963
Milford (leased through 2019)(3), MA	—	—	—	—	—	—	—	—	N/A	1976
Montclair, NJ	2,414	66	419	419	66	838	904	714	1972	1972
Montehiedra, Puerto Rico	117,308	9,182	66,751	23,176	9,267	89,842	99,109	35,533	1996/ 2015	1997
Morris Plains, NJ	19,611	1,104	6,411	1,889	1,104	8,300	9,404	7,165	1961	1985
Mount Kisco, NY	14,883	22,700	26,700	1,815	23,297	27,918	51,215	6,133	N/A	2007
New Hyde Park (leased through 2029)(3), NY	—	—	4	—	—	4	4	126	1970	1976
Newington, CT	10,308	2,421	1,200	1,486	2,421	2,686	5,107	1,087	1965	1965
Norfolk (leased through 2050)(3), VA	—	—	3,927	15	—	3,942	3,942	3,285	N/A	2005
North Bergen (Kennedy Boulevard), NJ	4,676	2,308	636	175	2,308	810	3,118	501	1993	1959
North Bergen (Tonnelle Avenue), NJ	73,951	24,493	—	66,537	34,473	56,557	91,030	12,863	2009	2006
North Plainfield, NJ	—	6,577	13,983	(2,653)	6,577	11,329	17,906	3,087	1955	1989
Oceanside, NY	—	2,710	2,306	—	2,710	2,306	5,016	552	N/A	2007
Paramus (leased through 2033)(3), NJ	—	—	—	12,569	—	12,569	12,569	3,083	1957/ 2009	2003
Rochester, NY	4,023	2,172	—	—	2,172	—	2,172	—	1966	1966
Rochester (Henrietta) (leased through 2055)(3), NY	—	—	2,647	1,228	—	3,875	3,875	3,481	1971	1971
Rockville, MD	—	3,470	20,599	2,541	3,470	23,140	26,610	6,508	N/A	2005
Salem (leased through 2102)(3), NH	—	6,083	—	—	6,083	—	6,083	—	N/A	2006
Signal Hill, CA	—	9,652	2,940	1	9,652	2,941	12,593	754	N/A	2006

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

South Plainfield (leased through 2039)(3), NJ	4,702	—	10,044	2,286	—	12,330	12,330	2,959	N/A	2007
Springfield, MA	5,255	2,797	2,471	494	2,797	2,965	5,762	1,118	1993	1966
Springfield (leased through 2025)(3), PA	—	—	—	80	—	80	80	80	N/A	2005
Staten Island, NY	—	11,446	21,262	4,055	11,446	25,317	36,763	7,667	N/A	2004
Totowa, NJ	22,729	120	11,994	5,544	92	17,566	17,658	13,722	1957/ 1999	1957
Turnersville, NJ	—	900	1,342	1,708	900	3,049	3,949	2,228	1974	1974
Tyson’s Corner (leased through 2035)(3), VA	—	—	—	—	—	—	—	—	N/A	2006
Union (2445 Springfield Avenue), NJ	26,148	19,700	45,090	—	19,700	45,090	64,790	10,802	N/A	2007
Union (Route 22 and Morris Avenue), NJ	29,668	3,025	7,470	3,634	3,025	11,104	14,129	5,978	1962	1962
Vallejo (leased through 2043)(3), CA	—	—	2,945	221	—	3,166	3,166	863	N/A	2006
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	(1,112)	2,699	18,818	21,517	219	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	1,691	5,908	1,692	7,600	306	N/A	2007
Watchung, NJ	13,828	4,178	5,463	2,774	4,441	7,974	12,415	4,916	1994	1959
West Babylon, NY	—	6,720	13,786	712	6,720	14,498	21,218	3,121	N/A	2007
Wheaton (leased through 2060)(3), MD	—	—	5,367	—	—	5,367	5,367	1,375	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	1,146	6,053	27,792	33,845	6,501	N/A	2007
Woodbridge, NJ	18,957	1,509	2,675	2,526	1,539	5,171	6,710	2,741	1959	1959
Wyomissing (leased through 2065)(3), PA	—	—	2,646	1,869	—	4,515	4,515	3,348	N/A	2005
York, PA	4,777	409	2,568	1,452	409	4,020	4,429	3,192	1970	1970
							—
WAREHOUSES:							—
East Hanover - Five Buildings, NJ	—	576	7,752	29,694	691	37,332	38,023	16,196	1972	1972

TOTAL UE PROPERTIES	1,205,560	374,755	1,089,248	669,502	384,217	1,749,290	2,133,507	539,967

Leasehold Improvements, Equipment and Other	—	—	—	4,993	—	4,993	4,993	1,110

TOTAL	$1,205,560	$374,755	$1,089,248	$674,495	$384,217	$1,754,283	$2,138,500	$541,077

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

(2)	Aggregate cost for federal income tax purposes was $1.9 billion as of December 31, 2016.

(3)	The Company is a lessee under a ground or building lease. The building will revert to the lessor upon lease expiration.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in Thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2016	2015	2014
Real Estate
Balance at beginning of period	$2,084,642	$2,022,804	$1,984,172
Additions during the period:
Land	2,667	10,984	6,077
Buildings & improvements	18,316	8,840	31,998
Construction in progress	47,234	52,602	3,169
	2,152,859	2,095,230	2,025,416
Less: Impairments and assets sold or written-off	(14,359)	(10,588)	(2,612)
Balance at end of period	$2,138,500	$2,084,642	$2,022,804
Accumulated Depreciation
Balance at beginning of period	$509,112	$467,503	$421,756
Additions charged to operating expenses	42,989	52,197	48,359
	552,101	519,700	470,115
Less: Accumulated depreciation on assets written-off	(11,024)	(10,588)	(2,612)
Balance at end of period	$541,077	$509,112	$467,503

INDEX TO EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement by and among Vornado Realty Trust, Vornado Realty L.P., Urban Edge Properties and Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 21, 2015)

3.1	Declaration of Trust of Urban Edge Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 21, 2015)
3.2	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.2 to Form 8-K filed January 21, 2015)
10.1	Employment Offer Letter between Urban Edge Properties and Herb Eilberg (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2016)
10.2	Form of Non-Employee Trustee Restricted Stock Agreement under Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 4, 2016)
10.3
Amendment to Transition Services Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of June 28, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 5, 2016)

10.4	Limited Partnership Agreement of Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 21, 2015)
10.5	Transition Services Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 21, 2015)
10.6	Tax Matters Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 21, 2015)
10.7*
Employee Matters Agreement by and between Vornado Realty Trust, Vornado Realty L.P., Urban Edge Properties and Urban Edge Properties LP, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 21, 2015)

10.8*	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.9*	Form of Stock Option Agreement under Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.6 to Form 8-K filed January 21, 2015)
10.10*	Form of Restricted Stock Agreement under Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.7 to Form 8-K filed January 21, 2015)
10.11*	Form of Restricted LTIP Unit Agreement under Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.8 to Form 8-K filed January 21, 2015)
10.12*	Form of Non-Employee Trustee Restricted LTIP Unit Agreement under Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.9 to Form 8-K filed January 21, 2015)
10.13
Revolving Credit Agreement among Urban Edge Properties LP, as Borrower, the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.10 to Form 8-K filed January 21, 2015)

10.14
Loan and Security Agreement, between the Individual Borrowers party thereto, Towson VF L.L.C. and Vornado Finance II L.P., dated August 18, 2010 (incorporated by reference to Exhibit 10.5 to Amendment No. 2 to Form 10 filed November 13, 2014)

10.15
Loan Agreement between VNO Bergen Mall Owner LLC and Wells Fargo Bank, National Association, dated March 25, 2013 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed November 13, 2014)

10.16*	Amended and Restated Employment Agreement between Vornado Realty Trust and Jeffrey Olson (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to Form 10 filed December 11, 2014)
10.17*
Amendment, dated as of January 14, 2015, to Amended and Restated Employment Agreement between Vornado Realty Trust and Jeffrey Olson (incorporated by reference to Exhibit 10.11 to Form 8-K filed January 21, 2015)

10.18*	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)
10.19*	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.20*	Employment Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2015)

10.21*	Employment Agreement between Urban Edge Properties and Robert Minutoli (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on May 14, 2015)
10.22*	Form of Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on November 5, 2015)
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties
23.2†	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties LP
24.1†	Power of Attorney (included on signature page)
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

31.3†
Certification by the Chief Executive Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4†
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

32.2†
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