Form 10-Q
period 2017-03-31
Urban Edge Properties; Urban Edge Properties LP
filed 2017-05-03
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 001-1681169 (Urban Edge Properties LP)
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
Urban Edge Properties:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
Urban Edge Properties LP:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 139a) of the Exchange Act.
Urban Edge Properties ☐                   Urban Edge Properties LP ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒
As of April 28, 2017, Urban Edge Properties had 99,826,975 common shares outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2017 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of March 31, 2017, UE owned an approximate 92.4% ownership interest in UELP. The remaining approximate 7.6% interest is owned by limited partners. The other limited partners of UELP are Vornado Realty L.P. (owning approximately 5.3% of the ownership interest of UELP), members of management, our Board of Trustees, and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
The Company believes it is important to understand the few differences between UE and UELP in the context of how UE and UELP operate as a consolidated company. The financial results of UELP are consolidated into the financial statements of UE. UE does not have any other significant assets, liabilities or operations, other than its investment in UELP, nor does it have employees of its own. UELP, not UE, generally executes all significant business relationships other than transactions involving the securities of UE. UELP holds substantially all of the assets of UE. UELP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by UE, which are contributed to the capital of UELP in exchange for units of limited partnership in UELP, as applicable, UELP generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under the revolving credit facility, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties.
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
To help investors better understand the key differences between UE and UELP, certain information for UE and UELP in this report has been separated, as set forth below: Item 1. Financial Statements (unaudited) which includes specific disclosures for UE and UELP, Note 15, Equity and Noncontrolling Interests and Note 16 thereto, Earnings Per Share and Unit.
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

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Real estate, at cost:
Land	$436,088	$384,217
Buildings and improvements	1,719,079	1,650,054
Construction in progress	108,401	99,236
Furniture, fixtures and equipment	5,077	4,993
Total	2,268,645	2,138,500
Accumulated depreciation and amortization	(553,649)	(541,077)
Real estate, net	1,714,996	1,597,423
Cash and cash equivalents	110,974	131,654
Restricted cash	11,812	8,532
Tenant and other receivables, net of allowance for doubtful accounts of $2,557 and $2,332, respectively	11,841	9,340
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $207 and $261, respectively	86,176	87,695
Identified intangible assets, net of accumulated amortization of $23,693 and $22,361, respectively	73,879	30,875
Deferred leasing costs, net of accumulated amortization of $14,555 and $13,909, respectively	19,391	19,241
Deferred financing costs, net of accumulated amortization of $972 and $726, respectively	4,011	1,936
Prepaid expenses and other assets	17,271	17,442
Total assets	$2,050,351	$1,904,138

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,256,955	$1,197,513
Identified intangible liabilities, net of accumulated amortization of $58,657 and $72,528, respectively	145,748	146,991
Accounts payable and accrued expenses	54,286	48,842
Other liabilities	16,154	14,675
Total liabilities	1,473,143	1,408,021
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 99,826,975 and 99,754,900 shares issued and outstanding, respectively	998	997
Additional paid-in capital	489,190	488,375
Accumulated earnings (deficit)	(419)	(29,066)
Noncontrolling interests:
Redeemable noncontrolling interests	87,068	35,451
Noncontrolling interest in consolidated subsidiaries	371	360
Total equity	577,208	496,117
Total liabilities and equity	$2,050,351	$1,904,138

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
REVENUE
Property rentals	$62,498	$58,929
Tenant expense reimbursements	23,771	22,507
Income from acquired leasehold interest	39,215	—
Management and development fees	479	455
Other income	101	1,177
Total revenue	126,064	83,068
EXPENSES
Depreciation and amortization	15,828	13,915
Real estate taxes	13,392	13,249
Property operating	13,368	12,859
General and administrative	8,081	6,720
Real estate impairment loss	3,164	—
Ground rent	2,670	2,538
Transaction costs	51	50
Provision for doubtful accounts	193	351
Total expenses	56,747	49,682
Operating income	69,317	33,386
Interest income	127	167
Interest and debt expense	(13,115)	(13,429)
Loss on extinguishment of debt	(1,274)	—
Income before income taxes	55,055	20,124
Income tax expense	(320)	(336)
Net income	54,735	19,788
Less (net income) loss attributable to noncontrolling interests in:
Operating partnership	(4,138)	(1,154)
Consolidated subsidiaries	(11)	4
Net income attributable to common shareholders	$50,586	$18,638

Earnings per common share - Basic:	$0.51	$0.19
Earnings per common share - Diluted:	$0.50	$0.19
Weighted average shares outstanding - Basic	99,639	99,265
Weighted average shares outstanding - Diluted	100,093	99,363

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Redeemable NCI	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2016	99,754,900	$997	$488,375	$(29,066)	$35,451	$360	$496,117
Net income attributable to common shareholders	—	—	—	50,586	—	—	50,586
Net income attributable to noncontrolling interests	—	—	—	—	4,138	11	4,149
Limited partnership units issued	—	—	—	—	48,800	—	48,800
Common shares issued	81,491	1	62	(92)	—	—	(29)
Share-based awards withheld for taxes	(9,416)	—	(260)	—	—	—	(260)
Dividends on common shares ($0.22 per share)	—	—	—	(21,869)	—	—	(21,869)
Share-based compensation expense	—	—	1,013	22	449	—	1,484
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,770)	—	(1,770)
Balance, March 31, 2017	99,826,975	$998	$489,190	$(419)	$87,068	$371	$577,208

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,735	$19,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,160	14,173
Income from acquired leasehold interest	(39,215)	—
Real estate impairment loss	3,164	—
Loss on extinguishment of debt	1,274	—
Amortization of deferred financing costs	864	659
Amortization of below market leases, net	(2,036)	(1,875)
Straight-lining of rent	144	(213)
Share-based compensation expense	1,484	1,297
Provision for doubtful accounts	193	351
Change in operating assets and liabilities:
Tenant and other receivables	(2,748)	741
Deferred leasing costs	(669)	—
Prepaid and other assets	(1,336)	71
Accounts payable and accrued expenses	3,786	(2,852)
Other liabilities	1,426	306
Net cash provided by operating activities	37,226	32,446
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(11,151)	(14,843)
Acquisition of real estate	(36,552)	—
Net cash used in investing activities	(47,703)	(14,843)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(79,428)	(4,131)
Dividends paid to shareholders	(21,869)	(19,792)
Distributions to redeemable noncontrolling interests	(1,770)	(1,237)
Debt issuance costs	(3,567)	—
Taxes withheld for vested restricted shares	(260)	(33)
Proceeds from issuance of common shares	(29)	—
Proceeds from borrowings	100,000	—
Net cash used in financing activities	(6,923)	(25,193)
Net decrease in cash and cash equivalents and restricted cash	(17,400)	(7,590)
Cash and cash equivalents and restricted cash at beginning of period	140,186	178,025
Cash and cash equivalents and restricted cash at end of period	$122,786	$170,435

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $940 and $518, respectively)	$13,119	$12,870
Cash payments for income taxes	22	17
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through issuance of OP units	48,800	—
Acquisition of real estate through assumption of debt	36,492	—
Accrued capital expenditures included in accounts payable and accrued expenses	12,270	5,727
Write-off of fully depreciated assets	—	279
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$131,654	$168,983
Restricted cash at beginning of period	8,532	9,042
Cash and cash equivalents and restricted cash at beginning of period	$140,186	$178,025

Cash and cash equivalents at end of period	$110,974	$162,354
Restricted cash at end of period	11,812	8,081
Cash and cash equivalents and restricted cash at end of period	$122,786	$170,435

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	March 31,	December 31,
	2017	2016
ASSETS
Real estate, at cost:
Land	$436,088	$384,217
Buildings and improvements	1,719,079	1,650,054
Construction in progress	108,401	99,236
Furniture, fixtures and equipment	5,077	4,993
Total	2,268,645	2,138,500
Accumulated depreciation and amortization	(553,649)	(541,077)
Real estate, net	1,714,996	1,597,423
Cash and cash equivalents	110,974	131,654
Restricted cash	11,812	8,532
Tenant and other receivables, net of allowance for doubtful accounts of $2,557 and $2,332, respectively	11,841	9,340
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $207 and $261, respectively	86,176	87,695
Identified intangible assets, net of accumulated amortization of $23,693 and $22,361, respectively	73,879	30,875
Deferred leasing costs, net of accumulated amortization of $14,555 and $13,909, respectively	19,391	19,241
Deferred financing costs, net of accumulated amortization of $972 and $726, respectively	4,011	1,936
Prepaid expenses and other assets	17,271	17,442
Total assets	$2,050,351	$1,904,138

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,256,955	$1,197,513
Identified intangible liabilities, net of accumulated amortization of $58,657 and $72,528, respectively	145,748	146,991
Accounts payable and accrued expenses	54,286	48,842
Other liabilities	16,154	14,675
Total liabilities	1,473,143	1,408,021
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 99,826,975 and 99,754,900 units outstanding, respectively	490,188	489,372
Limited partners: 8,284,166 and 6,378,704 units outstanding, respectively	86,330	37,081
Accumulated earnings (deficit)	319	(30,696)
Total partners’ capital	576,837	495,757
Noncontrolling interest in consolidated subsidiaries	371	360
Total equity	577,208	496,117
Total liabilities and equity	$2,050,351	$1,904,138

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2017	2016
REVENUE
Property rentals	$62,498	$58,929
Tenant expense reimbursements	23,771	22,507
Income from acquired leasehold interest	39,215	—
Management and development fees	479	455
Other income	101	1,177
Total revenue	126,064	83,068
EXPENSES
Depreciation and amortization	15,828	13,915
Real estate taxes	13,392	13,249
Property operating	13,368	12,859
General and administrative	8,081	6,720
Real estate impairment loss	3,164	—
Ground rent	2,670	2,538
Transaction costs	51	50
Provision for doubtful accounts	193	351
Total expenses	56,747	49,682
Operating income	69,317	33,386
Interest income	127	167
Interest and debt expense	(13,115)	(13,429)
Loss on extinguishment of debt	(1,274)	—
Income before income taxes	55,055	20,124
Income tax expense	(320)	(336)
Net income	54,735	19,788
Less: (net income) loss attributable to NCI in consolidated subsidiaries	(11)	4
Net income attributable to unitholders	$54,724	$19,792

Earnings per unit - Basic:	$0.51	$0.19
Earnings per unit - Diluted:	$0.50	$0.19
Weighted average units outstanding - Basic	107,483	105,434
Weighted average units outstanding - Diluted	108,254	105,616

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	General Partner	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2016	$489,372	$37,081	$(30,696)	$360	$496,117
Balance, Net income attributable to unitholders	—	—	54,724	—	54,724
Balance, Net income attributable to noncontrolling interests	—	—	—	11	11
Common units issued as a result of common shares issued by Urban Edge	63	—	(92)	—	(29)
Limited partnership units issued	—	48,800	—	—	48,800
Distributions to Partners ($0.22 per unit)	—	—	(23,639)	—	(23,639)
Balance, Share-based compensation expense	1,013	449	22	—	1,484
Balance, Share-based awards withheld for taxes	(260)	—	—	—	(260)
Balance, March 31, 2017	$490,188	$86,330	$319	$371	$577,208
(1) Limited partners have a 7.6% common limited partnership interest in the Operating Partnership as of March 31, 2017 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,735	$19,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,160	14,173
Income from acquired leasehold interest	(39,215)	—
Real estate impairment loss	3,164	—
Loss on extinguishment of debt	1,274	—
Amortization of deferred financing costs	864	659
Amortization of below market leases, net	(2,036)	(1,875)
Straight-lining of rent	144	(213)
Share-based compensation expense	1,484	1,297
Provision for doubtful accounts	193	351
Change in operating assets and liabilities:
Tenant and other receivables	(2,748)	741
Deferred leasing costs	(669)	—
Prepaid and other assets	(1,336)	71
Accounts payable and accrued expenses	3,786	(2,852)
Other liabilities	1,426	306
Net cash provided by operating activities	37,226	32,446
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(11,151)	(14,843)
Acquisition of real estate	(36,552)	—
Net cash used in investing activities	(47,703)	(14,843)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(79,428)	(4,131)
Distributions to partners	(23,639)	(21,029)
Debt issuance costs	(3,567)	—
Taxes withheld for vested restricted units	(260)	(33)
Proceeds from issuance of units	(29)	—
Proceeds from borrowings	100,000	—
Net cash used in financing activities	(6,923)	(25,193)
Net decrease in cash and cash equivalents and restricted cash	(17,400)	(7,590)
Cash and cash equivalents and restricted cash at beginning of period	140,186	178,025
Cash and cash equivalents and restricted cash at end of period	$122,786	$170,435

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $940 and $518, respectively)	$13,119	$12,870
Cash payments for income taxes	22	17
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through issuance of OP units	48,800	—
Acquisition of real estate through assumption of debt	36,492	—
Accrued capital expenditures included in accounts payable and accrued expenses	12,270	5,727
Write-off of fully depreciated assets	—	279
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$131,654	$168,983
Restricted cash at beginning of period	8,532	9,042
Cash and cash equivalents and restricted cash at beginning of period	$140,186	$178,025

Cash and cash equivalents at end of period	$110,974	$162,354
Restricted cash at end of period	11,812	8,081
Cash and cash equivalents and restricted cash at end of period	$122,786	$170,435

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, redevelops and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2017, Urban Edge owned approximately 92.4% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of March 31, 2017, our portfolio consisted of 81 shopping centers, four malls and a warehouse park totaling 15.2 million square feet.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2017. Accordingly, these consolidated financial statements should be read in conjunction with the our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities Exchange Commission (“SEC”).

The consolidated balance sheets as of March 31, 2017 and December 31, 2016 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three months ended March 31, 2017 and 2016 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.

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
Real Estate Held For Sale — When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate its fair value, net of estimated costs to sell. If the estimated fair value of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within a year.

In evaluating whether a property meets the held for sale criteria, we make a determination as to the point in time that it is probable that a sale will be consummated. Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract. In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance. As a result, properties under contract may not close within the expected time period or may not close.
Recently Issued Accounting Literature
In January 2017, the FASB issued an update (“ASU 2017-01”) Clarifying the Definition of a Business, which changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. While there are various differences between the accounting for an asset acquisition and a business combination, the largest impact is that transaction costs are capitalized for asset acquisitions rather than expensed when they are considered business combinations. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2017-01 effective January 1, 2017. The adoption of this standard has resulted in asset acquisition classification for the real estate acquisitions closed in the quarter ended March 31, 2017, and accordingly, acquisition costs for these acquisitions have been capitalized (refer to Note 4 Acquisitions and Dispositions).
In February 2016, the FASB issued an update (“ASU 2016-02”) Leases, which revises the accounting related to lease accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We expect to adopt the standard beginning January 1, 2019. This standard will impact our consolidated financial statements by the recording of right-of-use assets and lease liabilities on our consolidated balance sheets for operating and finance leases where we are the lessee. In addition, leases where we are the lessor that meet the criteria of a finance lease will be amortized using the effective interest method with corresponding charges to interest expense and amortization expense. Leases where we are the lessor that meet the criteria of an operating lease will continue to be amortized on a straight-line basis. Lastly, internal leasing department overhead previously capitalized will be expensed within general and administrative expenses.

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. During the year ended December 31, 2016, the FASB issued the following updates to ASC Topic 606 to clarify and/or amend the guidance in ASU 2014-09: (i) ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, (ii) ASU 2016-10 Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance and (iii) ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09. In August 2015, the FASB issued an update (“ASU 2015-09”) Revenue from Contracts with Customers to ASC Topic 606, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2015-09 is effective beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have commenced the process of adopting ASU 2014-09 for reporting periods beginning after December 15, 2017 using the modified retrospective approach, including evaluating all sources of revenue we expect will be impacted by the adoption of ASU 2014-09. We expect the impact, if any, to be to the presentation of certain lease and non-lease components of revenue from leases (upon the adoption of ASU 2016-02 Leases) and not the total revenue recognized overtime.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on the our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2017, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet		Purchase Price(1)
				(unaudited)		(in thousands)
January 4, 2017	Yonkers Gateway Center	Yonkers	NY	—	(2)	$51,902
January 17, 2017	Shops at Bruckner	Bronx	NY	114,000		32,269
February 2, 2017	Hudson Mall	Jersey City	NJ	383,000		44,273
				Total		$128,444

(1)	Includes transaction costs incurred since January 1, 2017.

(2)
We acquired fee and leasehold interests and are a lessor under an operating lease. We do not currently own or operate any square footage at the property. As of March 31, 2017, we are under contract to purchase the fee and leasehold interests not previously acquired.

On January 4, 2017, we acquired fee and leasehold interests in Yonkers Gateway Center for $51.9 million. Consideration for this purchase consisted of the issuance of $48.8 million in OP units and $2.9 million of cash. The total number of OP units issued was 1.8 million at a value of $27.09 per unit. Transaction costs associated with this acquisition were $0.2 million.

On January 17, 2017, we acquired the leasehold interest in the Shops at Bruckner for $32.3 million, consisting of the assumption of existing debt of the $12.6 million and $19.4 million of cash. The property is a 114,000 sf retail center in the Bronx, NY directly across from our 376,000 sf Bruckner Commons shopping center. We own the land under the Shops at Bruckner and had been leasing it to the seller under a ground lease that ran through September 2044. Concurrent with the acquisition, we wrote-off the unamortized intangible liability balance related to the below-market ground lease as well as the existing straight-line receivable balance. As a result, we recognized $39.2 million of income from acquired leasehold interest in the quarter ended March 31, 2017. Transaction costs associated with this acquisition were $0.3 million.

On February 2, 2017, we acquired Hudson Mall, a 383,000 sf retail center in Jersey City, NJ adjacent to our existing Hudson Commons shopping center. Consideration for this purchase consisted of the assumption of the existing debt of $23.8 million and $19.9 million of cash. Transaction costs associated with this acquisition were $0.6 million.

Our acquisitions of Yonkers Gateway Center, Shops at Bruckner, and Hudson Mall were accounted for as asset acquisitions in accordance with ASU 2017-01. Accordingly, transaction costs incurred since January 1, 2017 were capitalized as part of the asset’s purchase price. The purchase prices for all acquisitions were allocated to the acquired assets and liabilities based on their estimated fair values at date of acquisition.

The aggregate purchase price of the above property acquisitions have been allocated as follows:

Amount
(in thousands)
Land	$56,523
Buildings and improvements	70,572
Identified intangible assets	47,817
Identified intangible liabilities	(44,708)
Debt premium	(1,760)
$128,444

Real Estate Held for Sale

At March 31, 2017, we had one property classified as held for sale in Eatontown, NJ based on the executed contract of sale with a third-party buyer and our intent to dispose of the property. The carrying amount of our property in Eatontown, NJ is $5.1 million, net of accumulated depreciation of $0.3 million, which is included in prepaid expenses and other assets in the consolidated balance sheets. The book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $3.2 million was recognized at March 31, 2017. Our determination of fair value was based on the executed contract of sale with a third-party buyer.

5.	RELATED PARTY TRANSACTIONS

In connection with the separation, the Company and Vornado Realty Trust (“Vornado”) entered into a transition services agreement under which Vornado provided transition services to the Company including human resources, information technology, risk management, tax services and office space and support. The fees charged to us by Vornado for those transition services approximated the actual cost incurred by Vornado in providing such services. On June 28, 2016, the Company executed an amendment to the transition services agreement, extending Vornado’s provision of information technology, risk management services and the portion of the human resources service related to health and benefits through July 31, 2018, unless terminated earlier. Fees for these services remain the same except that they may be adjusted for inflation. As of March 31, 2017 and December 31, 2016, there were no amounts due to Vornado related to such services.

During the three months ended March 31, 2017, there were $0.5 million of costs paid to Vornado included in general and administrative expenses, which consisted of $0.3 million of rent expense for two of our office locations and $0.2 million of transition services fees. For the three months ended March 31, 2016, there were $0.4 million of costs paid to Vornado included in general and administrative expenses, which consisted of $0.2 million transition services fees and $0.2 million of rent expense for two of our office locations.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into property management agreements under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado as of March 31, 2017. As of, and for the three months ended March 31, 2017, Vornado owned 32.4% of Alexander’s, Inc. We recognized management and development fee income of $0.5 million for the three months ended March 31, 2017 and 2016. As of March 31, 2017 and December 31, 2016, there were $0.3 million of fees due from Vornado included in tenant and other receivables in our consolidated balance sheets.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $73.9 million and $145.7 million as of March 31, 2017, respectively, and $30.9 million and $147.0 million as of December 31, 2016, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.0 million for the three months ended March 31, 2017 and $1.9 million for the same period in 2016.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $0.9 million for the three months ended March 31, 2017 and $0.4 million for the same period in 2016.

Certain shopping centers were acquired subject to ground leases or ground and building leases. Amortization of these acquired below-market leases resulted in additional rent expense of $0.4 million and $0.2 million for the three months ended March 31, 2017 and 2016, respectively.

The following table sets forth the estimated annual amortization expense related to intangible assets and liabilities for the five succeeding years commencing January 1, 2018:

(Amounts in thousands)	Below-Market		Below-Market
Year	Operating Leases, net(1)	In-Place Leases(2)	Ground Leases
2018	$8,506	$3,657	$1,457
2019	8,284	3,253	1,457
2020	8,223	3,038	1,457
2021	8,133	2,721	1,107
2022	7,847	2,230	1,075
(1) Estimated annual amortization of acquired below-market leases, net of acquired above-market leases.
(2) Estimated annual amortization of acquired in-place leases and customer relationships.

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2017 and December 31, 2016.

		Interest Rate at	March 31,	December 31,
(Amounts in thousands)	Maturity	March 31, 2017	2017	2016
Cross-collateralized mortgage loan:
Fixed Rate	9/10/2020	4.37%	$515,451	$519,125
Variable Rate(1)	9/10/2020	2.36%	38,756	38,756
Total cross collateralized			554,207	557,881
First mortgages secured by:
Englewood(3)	10/1/2018	6.22%	11,537	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	86,974	87,308
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Shops at Bruckner(6)	5/1/2023	3.90%	12,536	—
Hudson Mall(7)	12/1/2023	5.07%	25,462	—
Las Catalinas	8/6/2024	4.43%	130,000	130,000
North Bergen (Tonnelle Avenue)(5)	4/1/2027	4.18%	100,000	73,951
Mount Kisco (Target)(4)	11/15/2034	6.40%	14,778	14,883
	Total mortgages payable		1,265,494	1,205,560
	Unamortized debt issuance costs		(8,539)	(8,047)
Total mortgages payable, net of unamortized debt issuance costs			$1,256,955	$1,197,513

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)
On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. The loan was extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and capital expenditures of which $18.0 million has been funded as of March 31, 2017.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow would be insufficient to pay its debt service. As of March 31, 2017, we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property. We have determined this property is held in a VIE for which we are the primary beneficiary. Accordingly, as of March 31, 2017, we consolidated Englewood and its operations. The consolidated balance sheet included total assets and liabilities of $12.4 million and $14.3 million, respectively.

(4)
The mortgage payable balance on the loan secured by Mount Kisco (Target) includes $1.1 million of unamortized debt discount as of March 31, 2017 and December 31, 2016. The effective interest rate including amortization of the debt discount is 7.25% as of March 31, 2017.

(5)
On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million at 4.18% with a 10-year fixed rate mortgage. As a result, we recognized a loss on extinguishment of debt of $1.3 million in the quarter ended March 31, 2017 comprised of a $1.2 million prepayment penalty and write-off of $0.1 million of unamortized deferred financing fees on the original loan.

(6)	On January 17, 2017, we assumed the existing mortgage secured by the Shops at Bruckner in connection with our acquisition of the property’s leasehold interest.

(7)
On February 2, 2017, we assumed the existing mortgage secured by Hudson Mall in connection with our acquisition of the property. The mortgage payable balance on the loan secured by Hudson Mall includes $1.7 million of unamortized debt premium as of March 31, 2017. The effective interest rate including amortization of the debt premium is 3.67% as of March 31, 2017.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $943.8 million as of March 31, 2017. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2017, we were in compliance with all debt covenants.

As of March 31, 2017, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2017(1)	$12,951
2018	28,240
2019	18,625
2020	515,218
2021	121,116
2022	5,463
Thereafter	563,881
(1) Remainder of 2017.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points which is expensed within interest and debt expense as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $4.0 million and $1.9 million as of March 31, 2017 and December 31, 2016, respectively, are included in deferred financing fees in the consolidated balance sheets.

8.	INCOME TAXES

The Company has elected to qualify as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of our tax return for the 2015 fiscal year. Under those sections, a REIT, that distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions, will not be taxed on that portion of its taxable income which is distributed to its shareholders. As a REIT, we generally will not be subject to federal income taxes, provided that we distribute 100% of taxable income. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns. We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated statements of income.

Our two Puerto Rico malls are subject to a 29% non-resident withholding tax and a 0.5% Puerto Rico gross receipts tax which are included in income tax expense in the consolidated statements of income. The Puerto Rico tax expense recorded was $0.3 million for the quarters ended March 31, 2017 and 2016. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

On a non-recurring basis, we assess the carrying value of our properties for impairment, when events or changes in circumstances indicate that the carrying value may not be recoverable. During the three months ended March 31, 2017, we recognized a $3.2 million impairment charge on our property classified as held for sale in Eatontown, NJ. The fair value used to assess the impairment was based on the sales price in an executed contract with a third-party buyer less costs to sell. We believe the inputs utilized were reasonable in the context of applicable market conditions; however, due to the significance of the unobservable inputs in the overall fair value measures, including projected revenues and expenses based upon market conditions and expectations for growth, we determined that such fair value measurements are classified as Level 3. This impairment charge is included as an expense in our consolidated statement of income for the three months ended March 31, 2017.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2017 and December 31, 2016.

	As of March 31, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$110,974	$110,974	$131,654	$131,654
Liabilities:
Mortgages payable(1)	$1,265,494	$1,279,890	$1,205,560	$1,216,989
(1) Carrying amounts exclude unamortized debt issuance costs of $8.5 million and $8.0 million as of March 31, 2017 and December 31, 2016, respectively.

The following interest rates were used by the Company to estimate the fair value of mortgages payable:

	March 31, 2017		December 31, 2016
	Low	High	Low	High
Mortgages payable	1.9%	2.2%	2.0%	2.3%

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Loan Commitments: In January 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and building capital expenditures of which $18.0 million has been funded as of March 31, 2017.
Redevelopment: As of March 31, 2017, we had approximately $186.9 million of active development, redevelopment and anchor repositioning projects underway of which $102.8 million remains to be funded. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next two years.
Insurance
We maintain general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and all-risk property and rental value insurance coverage with limits of $500 million for properties in the U.S. and $139 million for properties in Puerto Rico, with sub-limits for certain perils such as floods and earthquakes on each of our properties. Our insurance includes coverage for terrorism acts but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, we maintain coverage for cybersecurity with limits of $5 million in the aggregate providing first and third party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are charged directly to each of the retail properties and warehouses. We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.
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

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2017	December 31, 2016
Real estate held for sale	$5,093	$—
Other assets	3,097	2,161
Deposits for acquisitions	—	6,600
Prepaid expenses:
Real estate taxes	5,336	5,198
Insurance	2,033	2,545
Rent, licenses/fees	1,712	938
Total Prepaid expenses and other assets	$17,271	$17,442

12.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2017	December 31, 2016
Deferred ground rent expense	$6,338	$6,284
Deferred tax liability, net	3,834	3,802
Deferred tenant revenue	3,741	3,280
Environmental remediation costs	1,299	1,309
Other liabilities	942	—
Total Other liabilities	$16,154	$14,675

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense:

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Interest expense	$12,251	$12,770
Amortization of deferred financing costs	864	659
Total Interest and debt expense	$13,115	$13,429

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of March 31, 2017, $241.3 million of common shares remained available for issuance under this ATM equity program. During the three months ended March 31, 2017 and 2016, there were no common shares issued under this ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.
Units of the Operating Partnership
The Operating Partnership issued 1.8 million OP units in connection with the acquisition of Yonkers Gateway Center on January 4, 2017 at a value of $27.09 per unit (refer to Note 4 Acquisitions and Dispositions).
Dividends and Distributions
During the three months ended March 31, 2017 and 2016, the Company declared dividends on our common shares and OP unit distributions of $0.22 and $0.20 per share/unit, respectively.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed by VRLP. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”). OP units were issued to contributors in exchange for their property interests in connection with the Company’s acquisition of Yonkers Gateway Center. The total of the OP units and LTIP units represent a 7.6% weighted-average interest in the Operating Partnership for the three months ended March 31, 2017. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

Noncontrolling Interest
The noncontrolling interest relates to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo). The net income attributable to noncontrolling interest is presented separately in our consolidated statements of income.

15.     SHARE-BASED COMPENSATION

2017 Outperformance Plan

On February 24, 2017, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2017 Outperformance Plan (“2017 OPP”), a multi-year performance-based equity compensation program. Under the 2017 OPP, participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units if, and only if, we outperform a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to a relative TSR in any year during the requisite performance periods as described below. The aggregate notional amount of the 2017 OPP grant is $12.0 million.

Awards under the 2017 OPP may be earned if we (i) achieve a TSR level greater than 7% per annum, or 21% over the three-year performance measurement period, and/or (ii) achieve a TSR equal to or above, that of the 50th percentile of a retail REIT peer group comprised of 14 of our peer companies, over a three-year performance measurement period. Distributions on awards accrue during the measurement period, except that 10% of such distributions are paid in cash. If the designated performance objectives are achieved, LTIP units are also subject to time-based vesting requirements. Awards earned under the 2017 OPP vest 50% in year three, 25% in year four and 25% in year five.

The fair value of the 2017 OPP on the date of grant was $4.1 million using a Monte Carlo simulation to estimate the fair value based on the probability of satisfying the market conditions and the projected share price at the time of payment, discounted to the valuated date over a three-year performance period. Assumptions include historic volatility (19.7%), risk-free interest rates (1.5%), and historic daily return as compared to our Peer Group. Such amount is being amortized into expense over a five-year period from the date of grant, using a graded vesting attribution model.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Share-based compensation expense components:
Restricted share expense	$390	$233
Stock option expense	623	576
LTIP expense	116	183
Outperformance Plan (“OPP”) expense(1)	355	305
Total Share-based compensation expense	$1,484	$1,297
(1) OPP Expense for the three months ended March 31, 2017 and 2016 includes $23,000 and $42,000, respectively, of unrecognized compensation expense of awards issued under Vornado’s OPP for UE employees who were previously Vornado employees. The remaining OPP unrecognized compensation expense was transferred from Vornado to UE as of the separation date and is amortized on a straight-line basis over the remaining life of the OPP awards issued.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2017	2016
Numerator:
Net income attributable to common shareholders	$50,586	$18,638
Less: Earnings allocated to unvested participating securities	(79)	(22)
Net income available for common shareholders	$50,507	$18,616

Denominator:
Weighted average common shares outstanding - basic	99,639	99,265
Effect of dilutive securities(1):
Stock options using the treasury stock method	314	23
Restricted share awards	140	75
Weighted average common shares outstanding - diluted	100,093	99,363

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.51	$0.19
Earnings per common share - Diluted	$0.50	$0.19
(1) For the three months ended March 31, 2017 and 2016, the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2017	2016
Numerator:
Net income attributable to unitholders	$54,724	$19,792
Less: net income attributable to participating securities	(202)	(41)
Net income available for unitholders	$54,522	$19,751

Denominator:
Weighted average units outstanding - basic	107,483	105,434
Effect of dilutive securities issued by Urban Edge	454	98
Unvested LTIP units	317	84
Weighted average units outstanding - diluted	108,254	105,616

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.51	$0.19
Earnings per unit - Diluted	$0.50	$0.19

17.     SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our March 31, 2017 consolidated balance sheet date for potential recognition or disclosure in our consolidated financial statements.

Subsequent to March 31, 2017, we entered into a contract to acquire seven retail assets comprising 1.5 million sf of leasable area, predominately in the New York metropolitan area, for $325 million. This transaction is expected to close in the second quarter of 2017, subject to customary closing conditions.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Overview

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, redevelops and operates retail real estate in high barrier-to-entry markets. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as the Company’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2017, Urban Edge owned approximately 92.4% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of March 31, 2017, our portfolio consisted of 81 shopping centers, four malls and a warehouse park totaling 15.2 million square feet.
Critical Accounting Policies and Estimates

The Company’s 2016 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the three months ended March 31, 2017, there were no material changes to these policies, other than the adoption of the Accounting Standards Update (“ASU”) 2017-01 described in Note 3 to the unaudited consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 3 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

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
Our primary cash expenses consist of our property operating and capital expenses, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance, and utilities; general and administrative expenses include payroll, office expenses, professional fees and other administrative expenses; and interest expense is primarily on our mortgage debt and amortization of deferred financing costs on our revolving credit facility. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest, and salaries related to properties under development or redevelopment until the property is ready for its intended use.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition.
The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Net income	$54,735	$19,788
FFO applicable to diluted common shareholders(1)	73,467	33,547
Cash NOI(2)	55,640	52,260
Same-property cash NOI(2)	48,094	45,537
(1) FFO applicable to diluted common shareholders is utilized as a performance measure for Urban Edge refer to page 28 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 27 for a reconciliation to the nearest GAAP measure.

Significant Development/Redevelopment Activity

The Company had active development, redevelopment or anchor repositioning projects at 14 properties with total estimated costs of $186.9 million, of which $84.1 million, (or 45%) has been incurred as of March 31, 2017. As of March 31, 2017, the Company had completed projects at four properties for a total investment of $6.2 million.

Acquisition/Disposition Activity

On January 4, 2017, we acquired fee and leasehold interests in Yonkers Gateway Center. Consideration for this purchase consisted of the issuance of $48.8 million in OP units and $2.9 million of cash. The total number of OP units issued was 1.8 million at a value of $27.09 per unit. Transaction costs associated with this acquisition were $0.2 million.

On January 17, 2017, we acquired the leasehold interest in the Shops at Bruckner for $32.3 million, consisting of the assumption of the existing debt of $12.6 million and $19.4 million of cash. The property is a 114,000 sf retail center in the Bronx, NY directly across from our 376,000 sf Bruckner Commons Shopping Center. We own the land under the Shops at Bruckner and had been leasing it to the seller under a ground lease that ran through September 2044. Concurrent with the acquisition, we wrote-off the unamortized intangible liability balance related to the below-market ground lease as well as the existing straight-line receivable balance. As a result, we recognized $39.2 million of income from acquired leasehold interest in the quarter ended March 31, 2017. Transaction costs associated with this acquisition were $0.3 million.

On February 2, 2017, we acquired Hudson Mall, a 383,000 sf retail center in Jersey City, NJ adjacent to our existing Hudson Commons shopping center. Consideration for this purchase consisted of the assumption of the existing debt of $23.8 million and $19.9 million of cash. Transaction costs associated with this acquisition were $0.6 million.

At March 31, 2017, we had one property classified as held for sale in Eatontown, NJ based on the executed contract of sale with a third-party buyer and our intent to dispose of the property. The carrying amount of our property in Eatontown, NJ is $5.1 million, net of accumulated depreciation of $0.3 million, which is included in prepaid expenses and other assets in the consolidated balance sheets. The book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $3.2 million was recognized at March 31, 2017. Our determination of fair value was based on the executed contract of sale with a third-party buyer.

There was no acquisition or disposition activity in the quarter ended March 31, 2016.

Significant Debt and Equity Activity

Debt Activity

On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million at 4.18% with a 10-year fixed rate mortgage. As a result, we recognized a loss on extinguishment of debt of $1.3 million in the quarter ended March 31, 2017 comprised of a $1.2 million prepayment penalty and write-off of $0.1 million of unamortized deferred financing fees on the original loan.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points which is expensed within interest and debt expense as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement.

On March 30, 2015, we notified the lender that due to tenants vacating the Englewood shopping center, the property’s operating cash flow would be insufficient to pay its debt service. As of March 31, 2017, we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property.

Equity Activity

On January 7, 2015, our board and initial shareholder approved the Urban Edge Properties 2015 Omnibus Share Plan, under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, LTIP units, Operating Partnership units and restricted shares are available for grant. We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares.

On February 24, 2017, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2017 Outperformance Plan (“2017 OPP”), a multi-year performance-based equity compensation program. The purpose of the 2017 Outperformance Plan is to further align the interests of the Company’s shareholders with that of management by encouraging the Company’s senior officers to create shareholder value in a “pay for performance” structure. The aggregate notional amount of the 2017 OPP grant is $12.0 million. 302,000 LTIP units were granted in connection with the 2017 OPP. LTIP units will be awarded if the performance criteria are met in accordance with the OPPs.

Significant equity activity during the three months ended March 31, 2017 includes: (i) 137,259 stock options granted, (ii) 81,076 restricted shares granted, (iii) 31,734 LTIP units granted, (iv) 30,585 restricted shares vested, (v) 6,276 LTIP units vested, (vi) 3,080 restricted shares forfeited and (vii) 11,760 2015 OPP LTIP units forfeited.

The Operating Partnership issued 1.8 million OP units in connection with the acquisition of Yonkers Gateway Center on January 4, 2017 at a value of $27.09 per unit.

Comparison of the Quarter Ended March 31, 2017 to March 31, 2016
Net income for the three months ended March 31, 2017 was $54.7 million, compared to net income of $19.8 million for the three months ended March 31, 2016. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2017 as compared to the same period of 2016:

	For the Three Months ended March 31,
(Amounts in thousands)	2017	2016	$ Change
Total revenue	$126,064	$83,068	$42,996
Property operating expenses	13,368	12,859	509
General and administrative expenses	8,081	6,720	1,361
Real estate impairment loss	3,164	—	3,164
Interest and debt expense	13,115	13,429	(314)
Loss on extinguishment of debt	1,274	—	1,274
Total revenue increased by $43.0 million to $126.1 million in the first quarter of 2017 from $83.1 million in the first quarter of 2016. The increase is primarily attributable to:

•
$39.2 million income from acquired leasehold interest due to the write-off of the unamortized intangible liability related to the below-market ground lease acquired and existing straight-line receivable balance in connection with the acquisition of the ground lease at Shops at Bruckner;

•	$2.2 million net increase associated with revenue from properties acquired in the first quarter of 2017;

•
$1.4 million net increase in property rentals due to rent commencements, contractual rent increases and increase in percentage rental income, partially offset by tenant vacancies primarily at development projects;

•	$1.2 million increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects;

•	partially offset by a $1.1 million decrease in other income due to a decrease in tenant bankruptcy settlement income received during the first quarter of 2017.
Property operating expenses increased by $0.5 million to $13.4 million in the first quarter of 2017 from $12.9 million in the first quarter of 2016. The increase is primarily attributable to an increase in common area maintenance expenses.
General and administrative expenses increased by $1.4 million to $8.1 million in the first quarter of 2017 from $6.7 million in the first quarter of 2016. The increase is primarily attributable to:

•	$0.9 million increase in employment costs including $0.5 million severance expense and $0.4 million increase in salary, bonus and benefits; and

•	$0.5 million increase in legal, other professional fees and costs related to information technology.
Real estate impairment loss of $3.2 million in the first quarter of 2017 was recognized on our held for sale property in Eatontown, NJ. The book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $3.2 million was recognized during the three months ended March 31, 2017. The Company’s determination of fair value was based on the executed contract of sale with a third-party buyer.
Interest and debt expense decreased $0.3 million to $13.1 million in the first quarter of 2017 from $13.4 million in the first quarter of 2016. The decrease is primarily attributable to:

•	$0.4 million of higher interest capitalized related to increased levels of development;

•
$0.2 million due to a lower mortgage payable balance as a result of scheduled principal payments and debt prepayment in connection with the sale of our property in Waterbury, CT during the second quarter of 2016;

•	partially offset by $0.3 million increase of interest from loans assumed on acquisitions closed during the first quarter of 2017.
Loss on extinguishment of debt of $1.3 million in the first quarter of 2017 was recognized as a result of the refinancing of our mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ. The loss on extinguishment of debt is comprised of a $1.2 million prepayment penalty and $0.1 million of unamortized deferred financing fees on the original loan.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that we consolidated, owned and operated for the entirety of both periods being compared, totaling 76 properties for the three months ended March 31, 2017 and 2016. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, under contract to be sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis for a full quarter. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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
Same-property cash NOI increased by $2.6 million, or 5.6%, for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

The following table reconciles net income to cash NOI and same-property cash NOI for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Net income	$54,735	$19,788
Add: income tax expense	320	336
Income before income taxes	55,055	20,124
Interest income	(127)	(167)
Interest and debt expense	13,115	13,429
Loss on extinguishment of debt	1,274	—
Operating income	69,317	33,386
Depreciation and amortization	15,828	13,915
Real estate impairment loss	3,164	—
General and administrative expense	8,081	6,720
Transaction costs	51	50
NOI	96,441	54,071
Less: non-cash revenue and expenses	(40,801)	(1,811)
Cash NOI(1)	55,640	52,260
Adjustments:
Cash NOI related to properties being redeveloped(1)	(5,452)	(4,676)
Cash NOI related to properties acquired, disposed, or in foreclosure(1)	(1,580)	(493)
Management and development fee income from non-owned properties	(479)	(455)
Tenant bankruptcy settlement income	(27)	(1,150)
Other(2)	(8)	51
Subtotal adjustments	(7,546)	(6,723)
Same-property cash NOI	$48,094	$45,537
(1) Cash NOI is calculated as total property revenues less property operating expenses, excluding the net effects of non-cash rental income and non-cash ground rent expense.
(2) Other adjustments include revenue and expense items attributable to non-same properties and corporate activities.

Funds From Operations
FFO for the three months ended March 31, 2017 was $73.5 million compared to $33.5 million for the three months ended March 31, 2016.
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

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Net income	$54,735	$19,788
Less (net income) attributable to noncontrolling interests in:
Operating partnership	(4,138)	(1,154)
Consolidated subsidiaries	(11)	4
Net income attributable to common shareholders	50,586	18,638
Adjustments:
Rental property depreciation and amortization	15,579	13,755
Real estate impairment loss	3,164	—
Limited partnership interests in operating partnership(1)	4,138	1,154
FFO applicable to diluted common shareholders	$73,467	$33,547
(1) Represents earnings allocated to vested LTIP and OP unit holders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented. FFO calculations include earnings allocated to vested LTIP and OP unit holders and the respective weighted average share totals include the common shares that may be issued upon redemption of units as their inclusion is dilutive.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for the first quarter of 2017, or an annual rate of $0.88. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

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

Our short-term liquidity requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring expenditures (general & administrative expenses), non-recurring expenditures (such as tenant improvements and redevelopments) and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions.

At March 31, 2017, we had cash and cash equivalents of $111.0 million and no amounts drawn on our line of credit. On March 7, 2017, we amended and extended our line of credit. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options.

In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of March 31, 2017, $241.3 million of common shares remained available for issuance under this ATM equity program. During the three months ended March 31, 2017 and 2016, there were no common shares issued under this ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program. We have no debt scheduled to mature in 2017. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our ATM equity program, our line of credit and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures. On January 4, 2017, we issued 1.8 million OP units in connection with the acquisition of Yonkers Gateway Center at a value of $27.09 per unit.

Summary of Cash Flows
Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016	Increase (Decrease)
Net cash provided by operating activities	$37,226	$32,446	$4,780
Net cash used in investing activities	(47,703)	(14,843)	(32,860)
Net cash used in financing activities	(6,923)	(25,193)	18,270

Cash and cash equivalents including restricted cash was $122.8 million at March 31, 2017, compared to $140.2 million as of December 31, 2016, a decrease of $17.4 million. Net cash provided by operating activities of $37.2 million for the three months ended March 31, 2017 was comprised of $36.8 million of cash from operating income and $0.5 million net increase in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities. Net cash used in investing activities of $47.7 million for the three months ended March 31, 2017 was comprised of (i) $11.2 million of real estate additions and (ii) $36.6 million of acquisitions of real estate. Net cash used in financing activities of $6.9 million for the three months ended March 31, 2017 was comprised of (i) $23.6 million of distributions paid to common shareholders and unitholders of the Operating Partnership, (ii) $79.4 million for debt repayments, (iii) $3.6 million of debt issuance costs, and (iv) $0.3 million of taxes withheld on vested restricted units, offset by (v) $100.0 million proceeds from borrowings.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of March 31, 2017.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	March 31, 2017	March 31, 2017
Cross-collateralized mortgage loan:
Fixed Rate	9/10/2020	4.37%	$515,451
Variable Rate(1)	9/10/2020	2.36%	38,756
Total cross collateralized			554,207
First mortgages secured by:
Englewood(3)	10/1/2018	6.22%	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	86,974
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
Bergen Town Center	4/8/2023	3.56%	300,000
Shops at Bruckner(6)	5/1/2023	3.90%	12,536
Hudson Mall(7)	12/1/2023	5.07%	25,462
Las Catalinas	8/6/2024	4.43%	130,000
North Bergen (Tonnelle Avenue)(5)	4/1/2027	4.18%	100,000
Mount Kisco (Target)(4)	11/15/2034	6.40%	14,778
Total mortgages payable			1,265,494
Unamortized debt issuance costs			(8,539)
Total mortgages payable, net of unamortized debt issuance costs			$1,256,955

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)
On January 6, 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. The loan was extended from July 2016 to July 2021 and separated into two tranches, a senior $90.0 million position with interest at 5.33% to be paid currently and a junior $30.0 million position with interest accruing at 3.0%. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and capital expenditures of which $18.0 million has been funded as of March 31, 2017.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow would be insufficient to pay its debt service. As of March 31, 2017 we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property. We have determined this property is held in a VIE for which we are the primary beneficiary. Accordingly, as of March 31, 2017 we consolidated Englewood and its operations. The consolidated balance sheet included total assets and liabilities of $12.4 million and $14.3 million, respectively.

(4)
The mortgage payable balance on the loan secured by Mount Kisco (Target) includes $1.1 million of unamortized debt discount as of March 31, 2017 and December 31, 2016. The effective interest rate including amortization of the debt discount is 7.25% as of March 31, 2017.

(5)
On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million at 4.18% with a 10-year fixed rate mortgage. As a result, we recognized a loss on extinguishment of debt of $1.3 million in the quarter ended March 31, 2017 comprised of a $1.2 million prepayment penalty and write-off of $0.1 million of unamortized deferred financing fees on the original loan.

(6)	On January 17, 2017, we assumed the existing mortgage secured by the Shops at Bruckner in connection with our acquisition of the property’s leasehold interest.

(7)
On February 2, 2017, we assumed the existing mortgage secured by Hudson Mall in connection with our acquisition of the property. The mortgage payable balance on the loan secured by Hudson Mall includes $1.7 million of unamortized debt premium as of March 31, 2017. The effective interest rate including amortization of the debt premium is 3.67% as of March 31, 2017.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $943.8 million as of March 31, 2017. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2017, we were in compliance with all debt covenants.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants, including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement.

Capital Expenditures

The following summarizes capital expenditures presented on a cash basis for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
(Amounts in thousands)	2017	2016
Capital expenditures:
Development and redevelopment costs	$9,248	$10,912
Maintenance capital expenditures	656	560
Tenant improvements and allowances	1,246	1,557
Total capital expenditures	$11,150	$13,029
As of March 31, 2017, we had approximately $186.9 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $6.2 million of completed projects, an increase of $1.4 million from $191.7 million of projects as of December 31, 2016. We have advanced these projects $9.1 million since December 31, 2016 and anticipate that these projects will require an additional $102.8 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, borrowings under our line of credit and/or using secured debt, or issuing equity.

Commitments and Contingencies
Loan Commitments
In January 2015, we completed a modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and other capital expenditures of which $18.0 million has been funded as of March 31, 2017.

Insurance
We maintain general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and all-risk property and rental value insurance coverage with limits of $500 million for properties in the U.S. and $139 million for properties in Puerto Rico, with sub-limits for certain perils such as floods and earthquakes on each of our properties. Our insurance includes coverage for terrorism acts but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, we maintain coverage for cybersecurity with limits of $5 million in the aggregate providing first and third party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are charged directly to each of the retail properties and warehouses. We will be responsible for deductibles and losses in excess of insurance coverage, which could be material.
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

We do not have any off-balance sheet arrangements as of March 31, 2017 or December 31, 2016.

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

	2017					2016
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$38,756		2.36%	$388	(2)	$38,756		2.36%
Fixed Rate	1,226,738		4.25%	—		1,166,804		4.26%
	$1,265,494	(1)		$388		$1,205,560	(1)
(1) Excludes unamortized debt issuance costs of $8.5 million and $8.0 million as of March 31, 2017 and December 31, 2016, respectively.
(2) The variable rate debt is subject to a LIBOR floor such that a 1% change in base rates does not impact the actual borrowing rate by 1%.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2017, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2017, the estimated fair value of our consolidated debt was $1.3 billion.

Other Market Risks

As of March 31, 2017, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2017 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2017, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report for the year ended December 31, 2016 filed with the SEC on February 16, 2017.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
January 1, 2017 - January 31, 2017	3,185	(1)	$21.98	N/A	N/A
February 1, 2017 - February 28, 2017	6,231	(1)	23.63	N/A	N/A
March 1, 2017 - March 31, 2017	—		—	N/A	N/A
	9,416		$23.07	N/A	N/A
(1) Represents common shares surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

Urban Edge Properties LP
(a) On January 4, 2017, the Operating Partnership issued 1,801,337 OP units, valued at $48.8 million, as partial consideration for the acquisition of the fee and leasehold interests in land underlying the shopping center known as the Yonkers Gateway Center located in Yonkers, New York. The property was acquired through the issuance of OP Units and $2.9 million in cash, for total consideration of $51.7 million. Beginning one year after issuance, the OP units are redeemable at the option of the holders thereof for cash or, at the Company’s option, for common shares of beneficial interest of the Company on a one-for-one basis, subject to certain adjustments in accordance with the terms of the Operating Partnership’s limited partnership agreement. The issuance of the OP units described above is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
January 1, 2017 - January 31, 2017	3,185	(1)	$21.98	N/A	N/A
February 1, 2017 - February 28, 2017	6,231	(1)	23.63	N/A	N/A
March 1, 2017 - March 31, 2017	—		—	N/A	N/A
	9,416		$23.07	N/A	N/A
(1) Represents common units of the Operating Partnership previously held by Urban Edge Properties that were redeemed in connection with the surrender of restricted common shares of Urban Edge Properties by employees to Urban Edge Properties to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

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
10.1
First Amendment dated as of March 7, 2017, to Revolving Credit Agreement among Urban Edge Properties LP, as Borrower, to the Banker party thereto, and Wells Fargo Bank, National Association, as Administrative Agent

31.1
Certification by the Chief Executive Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification by the Chief Financial Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3
Certification by the Chief Executive Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4
Certification by the Chief Financial Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1
Certification by the Chief Executive Officer and Chief Financial Officer for Urban Edge Properties pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2
Certification by the Chief Executive Officer and Chief Financial Officer for Urban Edge Properties LP pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: May 3, 2017

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: May 3, 2017