Form 10-Q
period 2017-06-30
Urban Edge Properties; Urban Edge Properties LP
filed 2017-08-02
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 331-212951-01 (Urban Edge Properties LP)
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
Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒
As of July 28, 2017, Urban Edge Properties had 107,564,687 common shares outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of June 30, 2017, UE owned an approximate 89.3% ownership interest in UELP. The remaining approximate 10.7% interest is owned by limited partners. The other limited partners of UELP are Vornado Realty L.P., members of management, our Board of Trustees, and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Real estate, at cost:
Land	$522,098	$384,217
Buildings and improvements	1,992,386	1,650,054
Construction in progress	123,009	99,236
Furniture, fixtures and equipment	5,591	4,993
Total	2,643,084	2,138,500
Accumulated depreciation and amortization	(568,980)	(541,077)
Real estate, net	2,074,104	1,597,423
Cash and cash equivalents	248,407	131,654
Restricted cash	14,422	8,532
Tenant and other receivables, net of allowance for doubtful accounts of $2,947 and $2,332, respectively	13,299	9,340
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $324 and $261, respectively	85,737	87,695
Identified intangible assets, net of accumulated amortization of $26,140 and $22,361, respectively	94,964	30,875
Deferred leasing costs, net of accumulated amortization of $14,910 and $13,909, respectively	19,771	19,241
Deferred financing costs, net of accumulated amortization of $1,228 and $726, respectively	3,755	1,936
Prepaid expenses and other assets	9,245	17,442
Total assets	$2,563,704	$1,904,138

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,412,397	$1,197,513
Identified intangible liabilities, net of accumulated amortization of $60,937 and $72,528, respectively	187,223	146,991
Accounts payable and accrued expenses	63,388	48,842
Other liabilities	16,627	14,675
Total liabilities	1,679,635	1,408,021
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 107,564,687 and 99,754,900 shares issued and outstanding, respectively	1,075	997
Additional paid-in capital	683,889	488,375
Accumulated deficit	(10,479)	(29,066)
Noncontrolling interests:
Redeemable noncontrolling interests	209,202	35,451
Noncontrolling interest in consolidated subsidiaries	382	360
Total equity	884,069	496,117
Total liabilities and equity	$2,563,704	$1,904,138

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Property rentals	$64,708	$58,683	$127,206	$117,612
Tenant expense reimbursements	23,881	19,879	47,652	42,386
Income from acquired leasehold interest	—	—	39,215	—
Management and development fees	351	526	830	981
Other income	561	369	662	1,546
Total revenue	89,501	79,457	215,565	162,525
EXPENSES
Depreciation and amortization	23,701	13,558	39,529	27,473
Real estate taxes	14,711	12,723	28,103	25,972
Property operating	11,088	9,840	24,456	22,699
General and administrative	7,709	7,535	15,790	14,255
Real estate impairment loss	303	—	3,467	—
Ground rent	2,436	2,483	5,106	5,021
Transaction costs	132	34	183	84
Provision for doubtful accounts	906	494	1,099	845
Total expenses	60,986	46,667	117,733	96,349
Operating income	28,515	32,790	97,832	66,176
Gain on sale of real estate	—	15,618	—	15,618
Interest income	336	177	463	344
Interest and debt expense	(13,627)	(12,820)	(26,742)	(26,249)
Loss on extinguishment of debt	—	—	(1,274)	—
Income before income taxes	15,224	35,765	70,279	55,889
Income tax benefit (expense)	(304)	306	(624)	(30)
Net income	14,920	36,071	69,655	55,859
Less (net income) loss attributable to noncontrolling interests in:
Operating partnership	(1,326)	(2,201)	(5,464)	(3,355)
Consolidated subsidiaries	(11)	(2)	(22)	2
Net income attributable to common shareholders	$13,583	$33,868	$64,169	$52,506

Earnings per common share - Basic:	$0.13	$0.34	$0.63	$0.53
Earnings per common share - Diluted:	$0.13	$0.34	$0.63	$0.53
Weighted average shares outstanding - Basic	104,063	99,274	101,863	99,270
Weighted average shares outstanding - Diluted	104,260	99,668	111,224	99,592

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Redeemable NCI	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2016	99,754,900	$997	$488,375	$(29,066)	$35,451	$360	$496,117
Net income attributable to common shareholders	—	—	—	64,169	—	—	64,169
Net income attributable to noncontrolling interests	—	—	—	—	5,464	22	5,486
Limited partnership units issued	—	—	—	—	171,084	—	171,084
Common shares issued	7,820,295	78	193,624	(186)	—	—	193,516
Share-based awards withheld for taxes	(10,508)	—	(287)	—	—	—	(287)
Dividends on common shares ($0.44 per share)	—	—	—	(45,435)	—	—	(45,435)
Share-based compensation expense	—	—	2,177	39	1,143	—	3,359
Distributions to redeemable NCI ($0.44 per unit)	—	—	—	—	(3,940)	—	(3,940)
Balance, June 30, 2017	107,564,687	$1,075	$683,889	$(10,479)	$209,202	$382	$884,069

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,655	$55,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,440	27,989
Income from acquired leasehold interest	(39,215)	—
Real estate impairment loss	3,467	—
Loss on extinguishment of debt	1,274	—
Amortization of deferred financing costs	1,451	1,382
Amortization of below market leases, net	(4,107)	(3,749)
Straight-lining of rent	520	(225)
Share-based compensation expense	3,359	2,721
Gain on sale of real estate	—	(15,618)
Provision for doubtful accounts	1,099	845
Change in operating assets and liabilities:
Tenant and other receivables	(4,994)	1,425
Deferred leasing costs	(2,047)	—
Prepaid and other assets	1,596	1,425
Accounts payable and accrued expenses	9,953	(6,790)
Other liabilities	1,847	1,454
Net cash provided by operating activities	83,298	66,718
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(35,994)	(27,545)
Acquisition of real estate	(211,393)	—
Proceeds from sale of operating properties	4,790	19,938
Net cash used in investing activities	(242,597)	(7,607)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(83,845)	(29,699)
Dividends paid to shareholders	(45,435)	(39,589)
Distributions to redeemable noncontrolling interests	(3,940)	(2,474)
Debt issuance costs	(3,567)	—
Taxes withheld for vested restricted shares	(287)	(33)
Proceeds from issuance of common shares	193,516	326
Proceeds from borrowings	225,500	—
Net cash provided by (used in) financing activities	281,942	(71,469)
Net increase (decrease) in cash and cash equivalents and restricted cash	122,643	(12,358)
Cash and cash equivalents and restricted cash at beginning of period	140,186	178,025
Cash and cash equivalents and restricted cash at end of period	$262,829	$165,667

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $1,946 and $1,631, respectively)	$26,051	$25,773
Cash payments for income taxes	1,237	1,249
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through issuance of OP units	171,084	—
Acquisition of real estate through assumption of debt	69,659	—
Accrued capital expenditures included in accounts payable and accrued expenses	13,344	10,093
Write-off of fully depreciated assets	910	683
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$131,654	$168,983
Restricted cash at beginning of period	8,532	9,042
Cash and cash equivalents and restricted cash at beginning of period	$140,186	$178,025

Cash and cash equivalents at end of period	$248,407	$156,672
Restricted cash at end of period	14,422	8,995
Cash and cash equivalents and restricted cash at end of period	$262,829	$165,667

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	June 30,	December 31,
	2017	2016
ASSETS
Real estate, at cost:
Land	$522,098	$384,217
Buildings and improvements	1,992,386	1,650,054
Construction in progress	123,009	99,236
Furniture, fixtures and equipment	5,591	4,993
Total	2,643,084	2,138,500
Accumulated depreciation and amortization	(568,980)	(541,077)
Real estate, net	2,074,104	1,597,423
Cash and cash equivalents	248,407	131,654
Restricted cash	14,422	8,532
Tenant and other receivables, net of allowance for doubtful accounts of $2,947 and $2,332, respectively	13,299	9,340
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $324 and $261, respectively	85,737	87,695
Identified intangible assets, net of accumulated amortization of $26,140 and $22,361, respectively	94,964	30,875
Deferred leasing costs, net of accumulated amortization of $14,910 and $13,909, respectively	19,771	19,241
Deferred financing costs, net of accumulated amortization of $1,228 and $726, respectively	3,755	1,936
Prepaid expenses and other assets	9,245	17,442
Total assets	$2,563,704	$1,904,138

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,412,397	$1,197,513
Identified intangible liabilities, net of accumulated amortization of $60,937 and $72,528, respectively	187,223	146,991
Accounts payable and accrued expenses	63,388	48,842
Other liabilities	16,627	14,675
Total liabilities	1,679,635	1,408,021
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 107,564,687 and 99,754,900 units outstanding, respectively	684,964	489,372
Limited partners: 12,830,232 and 6,378,704 units outstanding, respectively	209,308	37,081
Accumulated deficit	(10,585)	(30,696)
Total partners’ capital	883,687	495,757
Noncontrolling interest in consolidated subsidiaries	382	360
Total equity	884,069	496,117
Total liabilities and equity	$2,563,704	$1,904,138

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Property rentals	$64,708	$58,683	$127,206	$117,612
Tenant expense reimbursements	23,881	19,879	47,652	42,386
Income from acquired leasehold interest	—	—	39,215	—
Management and development fees	351	526	830	981
Other income	561	369	662	1,546
Total revenue	89,501	79,457	215,565	162,525
EXPENSES
Depreciation and amortization	23,701	13,558	39,529	27,473
Real estate taxes	14,711	12,723	28,103	25,972
Property operating	11,088	9,840	24,456	22,699
General and administrative	7,709	7,535	15,790	14,255
Real estate impairment loss	303	—	3,467	—
Ground rent	2,436	2,483	5,106	5,021
Transaction costs	132	34	183	84
Provision for doubtful accounts	906	494	1,099	845
Total expenses	60,986	46,667	117,733	96,349
Operating income	28,515	32,790	97,832	66,176
Gain on sale of real estate	—	15,618	—	15,618
Interest income	336	177	463	344
Interest and debt expense	(13,627)	(12,820)	(26,742)	(26,249)
Loss on extinguishment of debt	—	—	(1,274)	—
Income before income taxes	15,224	35,765	70,279	55,889
Income tax benefit (expense)	(304)	306	(624)	(30)
Net income	14,920	36,071	69,655	55,859
Less: (net income) loss attributable to NCI in consolidated subsidiaries	(11)	(2)	(22)	2
Net income attributable to unitholders	$14,909	$36,069	$69,633	$55,861

Earnings per unit - Basic:	$0.13	$0.34	$0.63	$0.53
Earnings per unit - Diluted:	$0.13	$0.34	$0.63	$0.53
Weighted average units outstanding - Basic	113,847	105,372	110,682	105,353
Weighted average units outstanding - Diluted	114,044	106,041	110,870	105,866

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	General Partner	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2016	$489,372	$37,081	$(30,696)	$360	$496,117
Net income attributable to unitholders	—	—	69,633	—	69,633
Net income attributable to noncontrolling interests	—	—	—	22	22
Common units issued as a result of common shares issued by Urban Edge	193,702	—	(186)	—	193,516
Limited partnership units issued	—	171,084	—	—	171,084
Distributions to Partners ($0.44 per unit)	—	—	(49,375)	—	(49,375)
Share-based compensation expense	2,177	1,143	39	—	3,359
Share-based awards withheld for taxes	(287)	—	—	—	(287)
Balance, June 30, 2017	$684,964	$209,308	$(10,585)	$382	$884,069
(1) Limited partners have a 10.7% common limited partnership interest in the Operating Partnership as of June 30, 2017 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,655	$55,859
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,440	27,989
Income from acquired leasehold interest	(39,215)	—
Real estate impairment loss	3,467	—
Loss on extinguishment of debt	1,274	—
Amortization of deferred financing costs	1,451	1,382
Amortization of below market leases, net	(4,107)	(3,749)
Straight-lining of rent	520	(225)
Share-based compensation expense	3,359	2,721
Gain on sale of real estate	—	(15,618)
Provision for doubtful accounts	1,099	845
Change in operating assets and liabilities:
Tenant and other receivables	(4,994)	1,425
Deferred leasing costs	(2,047)	—
Prepaid and other assets	1,596	1,425
Accounts payable and accrued expenses	9,953	(6,790)
Other liabilities	1,847	1,454
Net cash provided by operating activities	83,298	66,718
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate additions	(35,994)	(27,545)
Acquisition of real estate	(211,393)	—
Proceeds from sale of operating properties	4,790	19,938
Net cash used in investing activities	(242,597)	(7,607)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(83,845)	(29,699)
Distributions to partners	(49,375)	(42,063)
Debt issuance costs	(3,567)	—
Taxes withheld for vested restricted units	(287)	(33)
Proceeds from issuance of units	193,516	326
Proceeds from borrowings	225,500	—
Net cash provided by (used in) financing activities	281,942	(71,469)
Net increase (decrease) in cash and cash equivalents and restricted cash	122,643	(12,358)
Cash and cash equivalents and restricted cash at beginning of period	140,186	178,025
Cash and cash equivalents and restricted cash at end of period	$262,829	$165,667

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest (includes amounts capitalized of $1,946 and $1,631, respectively)	$26,051	$25,773
Cash payments for income taxes	1,237	1,249
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through issuance of OP units	171,084	—
Acquisition of real estate through assumption of debt	69,659	—
Accrued capital expenditures included in accounts payable and accrued expenses	13,344	10,093
Write-off of fully depreciated assets	910	683
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$131,654	$168,983
Restricted cash at beginning of period	8,532	9,042
Cash and cash equivalents and restricted cash at beginning of period	$140,186	$178,025

Cash and cash equivalents at end of period	$248,407	$156,672
Restricted cash at end of period	14,422	8,995
Cash and cash equivalents and restricted cash at end of period	$262,829	$165,667

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2017, Urban Edge owned approximately 89.3% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of June 30, 2017, our portfolio consisted of 85 shopping centers, four malls and a warehouse park totaling 16.6 million square feet.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities Exchange Commission (“SEC”).

The consolidated balance sheets as of June 30, 2017 and December 31, 2016 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three and six months ended June 30, 2017 and 2016 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.

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
Recently Issued Accounting Literature
In May 2017, the FASB issued an update (“ASU 2017-09”) Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting will not apply if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We expect to adopt the standard beginning January 1, 2018. Once adopted, if we encounter a change to the terms or conditions of any of our share-based payment awards we will evaluate the need to apply modification accounting based on the new guidance. The general treatment for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation cost.
In February 2017, the FASB issued an updated (“ASU 2017-05”) Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to clarify the scope and accounting for derecognition of nonfinancial assets. ASU 2017-05 eliminated the guidance specific to real estate sales and partial sales. ASU 2017-05 defines “in-substance nonfinancial assets” and includes guidance on partial sales of nonfinancial assets. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We are evaluating the impact this standard will have on our consolidated financial statements.
In January 2017, the FASB issued an update (“ASU 2017-01”) Clarifying the Definition of a Business, which changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. While there are various differences between the accounting for an asset acquisition and a business combination, the largest impact is that transaction costs are capitalized for asset acquisitions rather than expensed when they are considered business combinations. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2017-01 effective January 1, 2017. The adoption of this standard has resulted in asset acquisition classification for the real estate acquisitions closed in the three and six months ended June 30, 2017, and accordingly, acquisition costs for these acquisitions have been capitalized (refer to Note 4 Acquisitions and Dispositions).
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

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2017, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet		Purchase Price(1)
						(in thousands)
January 4, 2017	Yonkers Gateway Center	Yonkers	NY	—	(2)	$51,902
January 17, 2017	Shops at Bruckner	Bronx	NY	114,000		32,269
February 2, 2017	Hudson Mall	Jersey City	NJ	383,000		44,273
May 24, 2017	Yonkers Gateway Center	Yonkers	NY	437,000	(2)	101,825
May 24, 2017	The Plaza at Cherry Hill	Cherry Hill	NJ	413,000		53,535
May 24, 2017	Manchester Plaza	Manchester	MO	131,000		20,162
May 24, 2017	Millburn Gateway Center	Millburn	NJ	102,000		45,583
May 24, 2017	21 E Broad St / One Lincoln Plaza	Westfield	NJ	22,000		10,158
May 25, 2017	The Plaza at Woodbridge	Woodbridge	NJ	411,000		103,962
				Total		$463,669

(1)	Includes $11.3 million of transaction costs incurred since January 1, 2017.

(2)
On January 4, 2017, we acquired fee and leasehold interests, including the lessor position under an operating lease for the whole property. On May 24, 2017, we purchased the remaining fee and leasehold interests not previously acquired, including the lessee position under the operating lease for the whole property.

On January 4, 2017, we acquired fee and leasehold interests in Yonkers Gateway Center for $51.9 million. Consideration for this purchase consisted of the issuance of $48.8 million in OP units and $2.9 million of cash. The total number of OP units issued was 1.8 million at a value of $27.09 per unit. Transaction costs associated with this acquisition were $0.2 million.

On January 17, 2017, we acquired the leasehold interest in the Shops at Bruckner for $32.3 million, consisting of the assumption of existing debt of $12.6 million and $19.4 million of cash. The property is an 114,000 sf retail center in the Bronx, NY directly across from our 376,000 sf Bruckner Commons shopping center. We own the land under the Shops at Bruckner and had been leasing it to the seller under a ground lease that ran through September 2044. Concurrent with the acquisition, we wrote-off the unamortized intangible liability balance related to the below-market ground lease as well as the existing straight-line receivable balance. As a result, we recognized $39.2 million of income from acquired leasehold interest in the six months ended June 30, 2017. Transaction costs associated with this acquisition were $0.3 million.

On February 2, 2017, we acquired Hudson Mall, a 383,000 sf retail center in Jersey City, NJ adjacent to our existing Hudson Commons shopping center. Consideration for this purchase consisted of the assumption of the existing debt of $23.8 million and $19.9 million of cash. Transaction costs associated with this acquisition were $0.6 million.

On May 24 and 25, 2017, we acquired a portfolio of seven retail assets (the "Portfolio”) comprising 1.5 million sf of gross leasable area, predominantly in the New York City metropolitan area, for $325 million. The Portfolio was privately owned for more than three decades and was 83% leased as of June 30, 2017. Consideration for this purchase consisted of the issuance of $122 million in OP units, the assumption of $33 million of existing mortgage debt, the issuance of $126 million of non-recourse, secured mortgage debt and $44 million of cash. The total number of OP units issued was 4.5 million at a value of $27.02 per unit. Transaction costs associated with this acquisition were $10.2 million.

All acquisitions closed during the six months ended June 30, 2017 were accounted for as asset acquisitions in accordance with ASU 2017-01, adopted January 1, 2017. Accordingly, transaction costs incurred since January 1, 2017 related to these transactions were capitalized as part of the asset’s purchase price. The purchase prices for all acquisitions were allocated to the acquired assets and liabilities based on their relative fair values at date of acquisition.

The aggregate purchase price of the above property acquisitions have been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets	Identified intangible liabilities	Debt premium	Total purchase price
(in thousands)
Yonkers Gateway Center	$40,699	$—	$25,858	$(14,655)	$—	$51,902
Shops at Bruckner	—	32,979	12,029	(12,709)	(30)	32,269
Hudson Mall	15,824	37,593	9,930	(17,344)	(1,730)	44,273
Yonkers Gateway Center	22,642	110,635	38,162	(68,694)	(920)	101,825
The Plaza at Cherry Hill	14,602	33,666	7,800	(2,533)	—	53,535
Manchester Plaza	4,409	13,756	3,256	(1,259)	—	20,162
Millburn Gateway Center	15,783	25,387	5,360	(947)	—	45,583
21 E Broad St / One Lincoln Plaza	5,728	4,305	679	(554)	—	10,158
The Plaza at Woodbridge	21,547	75,017	11,596	(4,198)	—	103,962
Total	$141,234	$333,338	$114,670	$(122,893)	$(2,680)	$463,669

Dispositions

On June 30, 2017, we completed the sale of our property previously classified as held for sale in Eatontown, NJ, for $4.8 million, net of selling costs. Prior to the sale, the book value of this property exceeded its estimated fair value less costs to sell, and as such, an initial impairment charge of $3.2 million was recognized as of March 31, 2017. Our determination of fair value was based on the executed contract of sale with the third-party buyer. We recognized a $0.3 million impairment charge at closing on June 30, 2017, based on the final net sales price.

On June 9, 2016, we completed the sale of a shopping center located in Waterbury, CT for $21.6 million, resulting in a gain of $15.6 million. The sale completed the reverse Section 1031 tax deferred exchange transaction with the acquisition of Cross Bay Commons.

5.	RELATED PARTY TRANSACTIONS

In connection with the separation, the Company and Vornado Realty Trust (“Vornado”) entered into a transition services agreement under which Vornado provided transition services to the Company including human resources, information technology, risk management, tax services and office space and support. The fees charged to us by Vornado for those transition services approximated the actual cost incurred by Vornado in providing such services. On June 28, 2016, the Company executed an amendment to the transition services agreement, extending Vornado’s provision of information technology, risk management services and the portion of the human resources service related to health and benefits through July 31, 2018, unless terminated earlier. Fees for these services remain the same except that they may be adjusted for inflation. As of June 30, 2017 and December 31, 2016, there were no amounts due to Vornado related to such services.

During the three and six months ended June 30, 2017, there were $0.4 million and $0.9 million, respectively, of costs paid to Vornado included in general and administrative expenses, which consisted of $0.2 million and $0.5 million, respectively, of rent expense for two of our office locations and $0.2 million and $0.4 million, respectively, of transition services fees. For the three and six months ended June 30, 2016, there were $0.5 million and $0.9 million, respectively, of costs paid to Vornado included in general and administrative expenses, which consisted of $0.3 million and $0.5 million, respectively, of rent expense for two of our office locations and $0.2 million and $0.4 million of transition services fees, respectively.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into property management agreements under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado as of December 31, 2016. As of, and for the three and six months ended June 30, 2017, Vornado owned 32.4% of Alexander’s, Inc. During the three and six months ended June 30, 2017, we recognized management and development fee income of $0.3 million and $0.8 million, respectively, and $0.5 million and $1.0 million for the same periods in 2016. As of June 30, 2017 and December 31, 2016, there were $0.3 million of fees due from Vornado included in tenant and other receivables in our consolidated balance sheets.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $95.0 million and $187.2 million as of June 30, 2017, respectively, and $30.9 million and $147.0 million as of December 31, 2016, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.1 million and $4.1 million and for the three and six months ended June 30, 2017, respectively, and $1.9 million and $3.8 million for the same periods in 2016.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $2.1 million and $3.1 million for the three and six months ended June 30, 2017, respectively, and $0.4 million and $0.8 million for the same periods in 2016.

Certain shopping centers were acquired subject to ground leases or ground and building leases. Amortization of these acquired below-market leases resulted in additional rent expense of $0.1 million and $0.5 million for the three and six months ended June 30, 2017, respectively, and $0.2 million and $0.5 million for the same periods in 2016.

The following table sets forth the estimated annual amortization expense related to intangible assets and liabilities for the five succeeding years commencing January 1, 2018:

(Amounts in thousands)	Below-Market	Above-Market		Below-Market
Year	Operating Lease Income	Operating Lease Expense	In-Place Leases	Ground Leases
2018	$12,074	$1,574	$11,285	$972
2019	11,620	1,294	8,592	972
2020	11,453	1,016	7,325	972
2021	11,251	803	6,013	622
2022	10,802	426	4,224	590

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of June 30, 2017 and December 31, 2016.

		Interest Rate at	June 30,	December 31,
(Amounts in thousands)	Maturity	June 30, 2017	2017	2016
Cross-collateralized mortgage loan:
Fixed Rate	9/10/2020	4.38%	$511,739	$519,125
Variable Rate(1)	9/10/2020	2.36%	38,756	38,756
Total cross collateralized			550,495	557,881
First mortgages secured by:
Englewood(3)	10/1/2018	6.22%	11,537	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	86,658	87,308
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	30,000
Plaza at Cherry Hill(8)(10)	5/24/22	2.82%	28,930	—
Westfield - One Lincoln(8)(10)	5/24/22	2.82%	4,730	—
Plaza at Woodbridge(8)(10)	5/25/22	2.82%	55,340	—
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Shops at Bruckner(6)	5/1/2023	3.90%	12,443	—
Hudson Mall(7)	12/1/2023	5.07%	25,333	—
Yonkers Gateway Center(9)	4/6/2024	4.16%	33,967	—
Las Catalinas	8/6/2024	4.43%	130,000	130,000
North Bergen (Tonnelle Avenue)(5)	4/1/2027	4.18%	100,000	73,951
Manchester Plaza(10)	6/1/2027	4.32%	12,500	—
Millburn Gateway Center(10)	6/1/2027	3.97%	24,000	—
Mount Kisco (Target)(4)	11/15/2034	6.40%	14,672	14,883
	Total mortgages payable		1,420,605	1,205,560
	Unamortized debt issuance costs		(8,208)	(8,047)
Total mortgages payable, net of unamortized debt issuance costs			$1,412,397	$1,197,513

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)	As part of the planned redevelopment of Montehiedra Town Center, we committed to fund $20.0 million for leasing and capital expenditures of which $19.3 million has been funded as of June 30, 2017.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow would be insufficient to pay its debt service. As of June 30, 2017, we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property. We have determined this property is held in a VIE for which we are the primary beneficiary. Accordingly, as of June 30, 2017, we consolidated Englewood and its operations. The consolidated balance sheet included total assets and liabilities of $12.4 million and $14.5 million, respectively.

(4)
The mortgage payable balance on the loan secured by Mount Kisco (Target) includes $1.1 million of unamortized debt discount as of June 30, 2017 and December 31, 2016. The effective interest rate including amortization of the debt discount is 7.34% as of June 30, 2017.

(5)
On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million at 4.18% with a 10-year fixed rate mortgage. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the six months ended June 30, 2017 comprised of a $1.2 million prepayment penalty and write-off of $0.1 million of unamortized deferred financing fees on the original loan.

(6)	On January 17, 2017, we assumed the existing mortgage secured by the Shops at Bruckner in connection with our acquisition of the property’s leasehold interest.

(7)
On February 2, 2017, we assumed the existing mortgage secured by Hudson Mall in connection with our acquisition of the property. The mortgage payable balance on the loan secured by Hudson Mall includes $1.6 million of unamortized debt premium as of June 30, 2017. The effective interest rate including amortization of the debt premium is 3.11% as of June 30, 2017.

(8)	Bears interest at one month LIBOR plus 160 bps.

(9)
Reflects the $33 million existing mortgage assumed in connection with the acquisition of Yonkers Gateway Center on May 24, 2017. The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.9 million of unamortized debt premium as of June 30, 2017. The effective interest rate including amortization of the debt premium is 0.8% as of June 30, 2017.

(10)
Reflects a portion of the $126 million non-recourse, secured debt issued to fund the Portfolio acquisition closed on May 24 and 25, 2017. Refer to Note 4 Acquisitions and Dispositions for further information.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of June 30, 2017. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2017, we were in compliance with all debt covenants.

As of June 30, 2017, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2017(1)	$9,647
2018	29,761
2019	20,397
2020	517,327
2021	123,003
2022	96,748
Thereafter	623,722
(1) Remainder of 2017.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 20 basis points which is expensed within interest and debt expense as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $3.8 million and $1.9 million as of June 30, 2017 and December 31, 2016, respectively, are included in deferred financing fees in the consolidated balance sheets.

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

Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated statements of income. The Puerto Rico tax expense recorded was $0.6 million and $30.0 thousand for the six months ended June 30, 2017 and 2016, respectively, and $0.3 million for the quarter ended June 30, 2017. There was a $0.3 million income tax benefit recorded for the quarter ended June 30, 2016. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2017 and December 31, 2016.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2017 and December 31, 2016.

	As of June 30, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$248,407	$248,407	$131,654	$131,654
Liabilities:
Mortgages payable(1)	$1,420,605	$1,443,347	$1,205,560	$1,216,989
(1) Carrying amounts exclude unamortized debt issuance costs of $8.2 million and $8.0 million as of June 30, 2017 and December 31, 2016, respectively.

The following interest rates were used by the Company to estimate the fair value of mortgages payable:

	June 30, 2017		December 31, 2016
	Low	High	Low	High
Mortgages payable	1.8%	2.2%	2.0%	2.3%

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Loan Commitments: In January 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and building capital expenditures of which $19.3 million has been funded as of June 30, 2017.
Redevelopment: As of June 30, 2017, we had approximately $173.7 million of active development, redevelopment and anchor repositioning projects underway of which $94.0 million remains to be funded. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next two years.
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

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2017	December 31, 2016
Other assets	$2,301	$2,161
Deposits for acquisitions	—	6,600
Prepaid expenses:
Real estate taxes	3,822	5,198
Insurance	1,622	2,545
Rent, licenses/fees	1,500	938
Total Prepaid expenses and other assets	$9,245	$17,442

12.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2017	December 31, 2016
Deferred ground rent expense	$6,392	$6,284
Deferred tax liability, net	3,859	3,802
Deferred tenant revenue	4,743	3,280
Environmental remediation costs	1,232	1,309
Other liabilities	401	—
Total Other liabilities	$16,627	$14,675

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Interest expense	$13,040	$12,097	$25,291	$24,867
Amortization of deferred financing costs	587	723	1,451	1,382
Total Interest and debt expense	$13,627	$12,820	$26,742	$26,249

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of June 30, 2017, $241.3 million of common shares remained available for issuance under this ATM equity program. During the six months ended June 30, 2017 and 2016, there were no common shares issued under this ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.
Underwritten Public Offering
On May 10, 2017, the Company issued 7.7 million common shares of beneficial interest in an underwritten public offering pursuant to the Company’s effective shelf registration statement previously filed on Form S-3 with the SEC on August 5, 2016. This offering generated cash proceeds of $193.5 million, net of $1.3 million of issuance costs.
Units of the Operating Partnership
The Operating Partnership issued 1.8 million OP units in connection with the acquisition of Yonkers Gateway Center on January 4, 2017, at a value of $27.09 per unit. On May 24 and 25, 2017, the Operating Partnership issued 2.6 million OP units and 1.9 million OP units, respectively, in connection with the Portfolio acquisition at a value of $27.02 per unit (refer to Note 4 Acquisitions and Dispositions).
Dividends and Distributions
During the three months ended June 30, 2017 and 2016, the Company declared dividends on our common shares and OP unit distributions of $0.22 and $0.20 per share/unit, respectively. During the six months ended June 30, 2017 and 2016, the Company declared common stock dividends and OP unit distributions of $0.44 and $0.40 per share/unit, respectively.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed by VRLP. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus

Share Plan (the “Omnibus Share Plan”). OP units were issued to contributors in exchange for their property interests in connection with the Company’s acquisition of Yonkers Gateway Center and the Portfolio acquisition. The total of the OP units and LTIP units represent an 8.9% and 8.2% weighted-average interest in the Operating Partnership for the three and six months ended June 30, 2017, respectively. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
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

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Share-based compensation expense components:
Restricted share expense	$518	$383	$908	$616
Stock option expense	646	653	1,269	1,229
LTIP expense	147	100	263	283
Outperformance Plan (“OPP”) expense	564	288	919	593
Total Share-based compensation expense	$1,875	$1,424	$3,359	$2,721

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to common shareholders	$13,583	$33,868	$64,169	$52,506
Less: Earnings allocated to unvested participating securities	(39)	(43)	(107)	(61)
Net income available for common shareholders - basic	$13,544	$33,825	$64,062	$52,445
Impact of assumed conversions:
OP and LTIP units	—	—	5,463	—
Net income available for common shareholders - dilutive	$13,544	$33,825	$69,525	$52,445

Denominator:
Weighted average common shares outstanding - basic	104,063	99,274	101,863	99,270
Effect of dilutive securities(1):
Stock options using the treasury stock method	21	272	30	157
Restricted share awards	176	122	158	98
Assumed conversion of OP and LTIP units	—	—	9,173	67
Weighted average common shares outstanding - diluted	104,260	99,668	111,224	99,592

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.13	$0.34	$0.63	$0.53
Earnings per common share - Diluted	$0.13	$0.34	$0.63	$0.53
(1) For the three and six months ended June 30, 2016 and the three months ended June 30, 2017 the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per unit amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to unitholders	$14,909	$36,069	$69,633	$55,861
Less: net income attributable to participating securities	(39)	(45)	(104)	(64)
Net income available for unitholders	$14,870	$36,024	$69,529	$55,797

Denominator:
Weighted average units outstanding - basic	113,847	105,372	110,682	105,353
Effect of dilutive securities issued by Urban Edge	197	394	188	255
Unvested LTIP units	—	275	—	258
Weighted average units outstanding - diluted	114,044	106,041	110,870	105,866

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.13	$0.34	$0.63	$0.53
Earnings per unit - Diluted	$0.13	$0.34	$0.63	$0.53

17.     SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our June 30, 2017 consolidated balance sheet date for potential recognition or disclosure in our consolidated financial statements. Based on this evaluation, the Company has determined there are no subsequent events required to be disclosed.

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2017, Urban Edge owned approximately 89.3% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of June 30, 2017, our portfolio consisted of 85 shopping centers, four malls and a warehouse park totaling 16.6 million square feet.
Critical Accounting Policies and Estimates

The Company’s 2016 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the six months ended June 30, 2017, there were no material changes to these policies, other than the adoption of the Accounting Standards Update (“ASU”) 2017-01 described in Note 3 to the unaudited consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income	$14,920	$36,071	$69,655	$55,859
FFO applicable to diluted common shareholders(1)	38,664	33,846	112,131	67,393
Cash NOI(2)	58,908	52,463	114,548	104,723
Same-property cash NOI(2)	48,627	46,305	96,721	91,841
(1) Refer to page 31 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 30 for a reconciliation to the nearest GAAP measure.

Significant Development/Redevelopment Activity

The Company had active development, redevelopment or anchor repositioning projects at 13 properties with total estimated costs of $173.7 million, of which $79.7 million (or 46%) has been incurred as of June 30, 2017. As of June 30, 2017, the Company had completed projects at four properties for a total investment of $29.7 million.

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

On January 17, 2017, we acquired the leasehold interest in the Shops at Bruckner for $32.3 million, consisting of the assumption of the existing debt of $12.6 million and $19.4 million of cash. The property is an 114,000 sf retail center in the Bronx, NY directly across from our 376,000 sf Bruckner Commons shopping center. We own the land under the Shops at Bruckner and had been leasing it to the seller under a ground lease that ran through September 2044. Concurrent with the acquisition, we wrote-off the unamortized intangible liability balance related to the below-market ground lease as well as the existing straight-line receivable balance. As a result, we recognized $39.2 million of income from acquired leasehold interest in the six months ended June 30, 2017. Transaction costs associated with this acquisition were $0.3 million.

On February 2, 2017, we acquired Hudson Mall, a 383,000 sf retail center in Jersey City, NJ adjacent to our existing Hudson Commons shopping center. Consideration for this purchase consisted of the assumption of the existing debt of $23.8 million and $19.9 million of cash. Transaction costs associated with this acquisition were $0.6 million.

On May 24 and 25, 2017, we acquired a portfolio of seven retail assets (the "Portfolio”) comprising 1.5 million sf of gross leasable area, predominantly in the New York City metropolitan area, for $325 million. The Portfolio was privately owned for more than three decades and was 83% leased as of June 30, 2017. Consideration for this purchase consisted of the issuance of $122 million in OP units, the assumption of $33 million of existing mortgage debt, the issuance of $126 million of non-recourse, secured mortgage debt and $44 million of cash. The total number of OP units issued was 4.5 million at a value of $27.02 per unit. Transaction costs associated with this acquisition were $10.2 million.

On June 30, 2017, we completed the sale of our property previously classified as held for sale in Eatontown, NJ, for $4.8 million, net of selling costs. Prior to the sale, the book value of this property exceeded its estimated fair value less costs to sell, and as such, an initial impairment charge of $3.2 million was recognized as of March 31, 2017. Our determination of fair value was based on the executed contract of sale with the third-party buyer. We recognized a $0.3 million impairment charge at closing on June 30, 2017, based on the final net sales price.

On June 9, 2016, we completed the sale of a shopping center located in Waterbury, CT for $21.6 million, resulting in a gain on sale of $15.6 million. During the three and six months ended June 30, 2016, there were no acquisitions.

Significant Debt and Equity Activity

Debt Activity

During May of 2017, $126 million of non-recourse, secured debt was issued in connection with the funding of the Portfolio acquisition. The mortgages are scheduled to mature beginning in 2022 through 2027. In addition, we assumed the $33 million existing mortgage in connection with the acquisition of Yonkers Gateway Center on May 24, 2017. The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.9 million of unamortized debt premium as of June 30, 2017.

On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million at 4.18% with a 10-year fixed rate mortgage. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the six months ended June 30, 2017 comprised of a $1.2 million prepayment penalty and write-off of $0.1 million of unamortized deferred financing fees on the original loan.

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

During June 2016, in connection with the sale of a shopping center located in Waterbury, CT, we prepaid $21.2 million of our cross collateralized mortgage loan to release the property from the mortgage and maintain compliance with covenant requirements.

On March 30, 2015, we notified the lender that due to tenants vacating the Englewood shopping center, the property’s operating cash flow would be insufficient to pay its debt service. As of June 30, 2017, we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property.

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

On May 10, 2017, the Company issued 7.7 million common shares of beneficial interest in an underwritten public offering pursuant to the Company’s effective shelf registration statement previously filed on Form S-3 with the SEC on August 5, 2016. This offering generated cash proceeds of $193.5 million, net of $1.3 million of issuance costs. We intend to use the proceeds of this offering for development and redevelopment projects and for general corporate purposes including potential acquisitions that may be identified in the future.

Other equity activity during the six months ended June 30, 2017 included: (i) 137,259 stock options granted, (ii) 104,698 restricted shares granted, (iii) 31,734 LTIP units granted, (iv) 53,236 restricted shares vested, (v) 16,789 LTIP units vested, (vi) 11,760 2015 OPP LTIP units forfeited, (vii) 5,879 stock options forfeited, and (viii) 5,251 restricted shares forfeited.

The Operating Partnership issued 1.8 million OP units in connection with the acquisition of Yonkers Gateway Center on January 4, 2017 at a value of $27.09 per unit. On May 24 and 25, 2017, the Operating Partnership issued 2.6 million OP units and 1.9 million OP units, respectively, in connection with the Portfolio acquisition at a value of $27.02 per unit.
Comparison of the Three Months Ended June 30, 2017 to June 30, 2016
Net income for the three months ended June 30, 2017 was $14.9 million, compared to net income of $36.1 million for the three months ended June 30, 2016. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2017 as compared to the same period of 2016:

	For the Three Months ended June 30,
(Amounts in thousands)	2017	2016	$ Change
Total revenue	$89,501	$79,457	$10,044
Property operating expenses	11,088	9,840	1,248
Depreciation and amortization	23,701	13,558	10,143
Real estate taxes	14,711	12,723	1,988
Real estate impairment loss	303	—	303
Gain on sale of real estate	—	15,618	(15,618)
Interest and debt expense	13,627	12,820	807
Income tax benefit (expense)	(304)	306	(610)
Total revenue increased by $10.0 million to $89.5 million in the second quarter of 2017 from $79.5 million in the second quarter of 2016. The increase is primarily attributable to:

•	$4.1 million net increase as a result of acquisitions and dispositions that closed since June 2016;

•	$4.0 million increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects;

•	$1.9 million net increase in property rentals due to rent commencements and contractual rent increases;

•	$0.2 million increase in other income due to an increase in tenant bankruptcy settlement income received during the second quarter of 2017;

•	partially offset by a $0.2 million decrease in management and development fee income due to a decrease in development activity at managed properties.
Property operating expenses increased by $1.2 million to $11.1 million in the second quarter of 2017 from $9.8 million in the second quarter of 2016. The increase is primarily attributable to an increase in common area maintenance expenses as a result of acquisitions that closed since June 2016.
Depreciation and amortization increased by $10.1 million to $23.7 million in the second quarter of 2017 from $13.6 million in the second quarter of 2016. The increase is primarily attributable to:

•	$4.7 million net increase as a result of acquisitions and dispositions that closed since June 2016;

•
$4.4 million increase in amortization of in-place leases as a result of the write-off of the existing intangible assets at Yonkers Gateway Center upon acquisition of the remaining fee and leasehold interests; and

•	$1.0 million increase from development projects and tenant improvements placed into service since June 2016.
Real estate taxes increased by $2.0 million to $14.7 million in the second quarter of 2017 from $12.7 million in the second quarter of 2016. The increase is primarily attributable to:

•	$1.1 million net increase as a result of acquisitions and dispositions that closed since June 2016;

•	$0.8 million increase due to higher assessed values and tax refunds received in 2016; and

•	$0.1 million increase due to additional real estate taxes capitalized in the second quarter of 2016 related to space taken out of service for development and redevelopment projects.
Real estate impairment loss of $0.3 million was recognized in the second quarter of 2017 for our property previously classified as held for sale in Eatontown, NJ, based on the final net sales price at closing on June 30, 2017.
Gain on sale of real estate assets of $15.6 million in the second quarter of 2016 was incurred as a result of the sale of our property in Waterbury, CT on June 9, 2016.
Interest and debt expense increased by $0.8 million to $13.6 million in the second quarter of 2017 from $12.8 million in the second quarter of 2016. The increase is primarily attributable to interest from loans issued and assumed on acquisitions closed since June 2016.
Income tax expense of $0.3 million was recognized in the second quarter of 2017 as compared to a $0.3 million benefit in the second quarter of 2016 as a result of a $0.6 million reduction to the accrued income tax liability recorded in the second quarter of 2016, offset by the period’s income tax expense accrual.

Comparison of the Six Months Ended June 30, 2017 to June 30, 2016
Net income for the six months ended June 30, 2017 was $69.7 million, compared to net income of $55.9 million for the six months ended June 30, 2016. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2017 as compared to the same period of 2016:

	For the Six Months ended June 30,
(Amounts in thousands)	2017	2016	$ Change
Total revenue	$215,565	$162,525	$53,040
Property operating expenses	24,456	22,699	1,757
General and administrative expenses	15,790	14,255	1,535
Depreciation and amortization	39,529	27,473	12,056
Real estate taxes	28,103	25,972	2,131
Real estate impairment loss	3,467	—	3,467
Gain on sale of real estate	—	15,618	(15,618)
Interest and debt expense	26,742	26,249	493
Loss on extinguishment of debt	1,274	—	1,274
Income tax expense	624	30	594
Total revenue increased by $53.0 million to $215.6 million in the six months ended June 30, 2017 from $162.5 million in the six months ended June 30, 2016. The increase is primarily attributable to:

•
$39.2 million income from acquired leasehold interest due to the write-off of the unamortized intangible liability related to the below-market ground lease acquired and existing straight-line receivable balance in connection with the acquisition of the ground lease at Shops at Bruckner;

•	$7.3 million net increase as a result of acquisitions and dispositions that closed since June 2016;

•
$2.4 million net increase in property rentals due to rent commencements, contractual rent increases and an increase in percentage rental income, partially offset by tenant vacancies primarily at properties undergoing development;

•	$5.3 million increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects;

•	partially offset by a $0.9 million decrease in other income due to a decrease in tenant bankruptcy settlement income received during 2017; and

•	$0.2 million decrease in management and development fee income due to less development activity in 2017 at managed properties.
Property operating expenses increased by $1.8 million to $24.5 million in the six months ended June 30, 2017 from $22.7 million in the six months ended June 30, 2016. The increase is primarily attributable to an increase in common area maintenance expenses as a result of acquisitions that closed since June 2016.
General and administrative expenses increased by $1.5 million to $15.8 million in the six months ended June 30, 2017 from $14.3 million in the six months ended June 30, 2016. The increase is primarily attributable to:

•	$0.9 million net increase in employment costs including $0.5 million severance expense and $0.4 million increase in salary, bonus and benefits; and

•	$0.6 million net increase in legal, other professional fees and costs related to information technology.
Depreciation and amortization increased by $12.1 million to $39.5 million in the six months ended June 30, 2017 from $27.5 million in the six months ended June 30, 2016. The increase is primarily attributable to:

•	$5.7 million net increase as a result of acquisitions and dispositions that closed since June 2016;

•
$4.4 million increase in amortization of in-place leases as a result of the write-off of the existing intangible assets at Yonkers Gateway Center upon acquisition of the remaining fee and leasehold interests; and

•	$2.0 million increase from development projects and tenant improvements placed into service since June 2016.
Real estate taxes increased by $2.1 million to $28.1 million in the six months ended June 30, 2017 from $26.0 million in the six months ended June 30, 2016. The increase is primarily attributable to:

•	$1.3 million net increase as a result of acquisitions and dispositions that closed since June 2016; and

•	$0.8 million increase due to higher assessed values and tax refunds received in 2016.
Real estate impairment loss of $3.5 million in the six months ended June 30, 2017 was recognized on our property previously classified as held for sale in Eatontown, NJ, due to the book value of this property exceeding its fair value less costs to sell. The Company’s determination of fair value was based on the executed contract of sale with the third-party buyer less selling costs.
Gain on sale of real estate assets of $15.6 million was incurred in the six months ended June 30, 2016 as a result of the sale of our property in Waterbury, CT on June 9, 2016.
Interest and debt expense increased $0.5 million to $26.7 million in the six months ended June 30, 2017 from $26.2 million in the six months ended June 30, 2016. The increase is primarily attributable to:

•	$1.1 million increase of interest from loans issued and assumed on acquisitions closed since June 2016;

•	partially offset by $0.4 million of higher interest capitalized related to increased levels of development; and

•
$0.2 million due to a lower mortgage payable balance as a result of scheduled principal payments and debt prepayment in connection with the sale of our property in Waterbury, CT during the second quarter of 2016.

Loss on extinguishment of debt of $1.3 million in the six months ended June 30, 2017 was recognized as a result of the refinancing of our mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ. The loss on extinguishment of debt is comprised of a $1.2 million prepayment penalty and $0.1 million of unamortized deferred financing fees on the original loan.
Income tax expense increased by $0.6 million in the six months ended June 30, 2017 as a result of a $0.6 million reduction to the accrued income tax liability recorded in the six months ended June 30, 2016.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that we consolidated, owned and operated for the entirety of both periods being compared, totaling 76 properties for the three and six months ended June 30, 2017 and 2016. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, under contract to be sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis for a full quarter. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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
Same-property cash NOI increased by $2.3 million, or 5.0%, for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 and by $4.9 million, or 5.3%, for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.

The following table reconciles net income to cash NOI and same-property cash NOI for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income	$14,920	$36,071	$69,655	$55,859
Add: income tax expense (benefit)	304	(306)	624	30
Income before income taxes	15,224	35,765	70,279	55,889
Interest income	(336)	(177)	(463)	(344)
Gain on sale of real estate	—	(15,618)	—	(15,618)
Interest and debt expense	13,627	12,820	26,742	26,249
Loss on extinguishment of debt	—	—	1,274	—
Operating income	28,515	32,790	97,832	66,176
Depreciation and amortization	23,701	13,558	39,529	27,473
Real estate impairment loss	303	—	3,467	—
General and administrative expense	7,709	7,535	15,790	14,255
Transaction costs	132	34	183	84
NOI	60,360	53,917	156,801	107,988
Less: non-cash revenue and expenses	(1,452)	(1,454)	(42,253)	(3,265)
Cash NOI(1)	58,908	52,463	114,548	104,723
Adjustments:
Cash NOI related to properties being redeveloped(1)	(5,414)	(4,851)	(10,868)	(9,525)
Cash NOI related to properties acquired, disposed, or in foreclosure(1)	(4,050)	(477)	(5,628)	(970)
Management and development fee income from non-owned properties	(351)	(526)	(830)	(981)
Tenant bankruptcy settlement income	(486)	(340)	(513)	(1,490)
Other(2)	20	36	12	84
Subtotal adjustments	(10,281)	(6,158)	(17,827)	(12,882)
Same-property cash NOI	$48,627	$46,305	$96,721	$91,841
(1) Cash NOI is calculated as total property revenues less property operating expenses, excluding the net effects of non-cash rental income and non-cash ground rent expense.
(2) Other adjustments include revenue and expense items attributable to non-same properties and corporate activities.

Funds From Operations
FFO for the three and six months ended June 30, 2017 was $38.7 million and $112.1 million, respectively, compared to $33.8 million and $67.4 million, respectively, for the three and six months ended June 30, 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income	$14,920	$36,071	$69,655	$55,859
Less (net income) attributable to noncontrolling interests in:
Operating partnership	(1,326)	(2,201)	(5,464)	(3,355)
Consolidated subsidiaries	(11)	(2)	(22)	2
Net income attributable to common shareholders	13,583	33,868	64,169	52,506
Adjustments:
Gain on sale of real estate	—	(15,618)	—	(15,618)
Rental property depreciation and amortization	23,452	13,395	39,031	27,150
Real estate impairment loss	303	—	3,467	—
Limited partnership interests in operating partnership(1)	1,326	2,201	5,464	3,355
FFO applicable to diluted common shareholders	$38,664	$33,846	$112,131	$67,393
(1) Represents earnings allocated to LTIP and OP unit holders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the three months ended June 30, 2017. FFO applicable to diluted common shareholders and FFO as Adjusted applicable to diluted common shareholders calculations includes earnings allocated to LTIP and OP unit holders and the respective weighted average share totals include the redeemable shares outstanding as their inclusion is dilutive.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for each of the first two quarters of 2017, or an annual rate of $0.88. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

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

Our short-term liquidity requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements (including debt service relating to additional or replacement debt, as well as scheduled debt maturities), recurring expenditures (general & administrative expenses), expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions.

At June 30, 2017, we had cash and cash equivalents of $248.4 million and no amounts drawn on our line of credit. On March 7, 2017, we amended and extended our line of credit. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options.

On May 10, 2017, the Company issued 7.7 million common shares of beneficial interest in an underwritten public offering pursuant to the Company’s effective shelf registration statement previously filed on Form S-3 with the SEC on August 5, 2016. This offering generated cash proceeds of $193.5 million, net of $1.3 million of issuance costs.

In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of June 30, 2017, $241.3 million of common shares remained available for issuance under this ATM equity program. During the six months ended June 30, 2017 and 2016, there were no common shares issued under this ATM equity program. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.

On January 4, 2017, we issued 1.8 million OP units in connection with the acquisition of Yonkers Gateway Center at a value of $27.09 per unit. On May 24 and 25, 2017 we issued 2.6 million OP units and 1.9 million OP units, respectively, in connection with the Portfolio acquisition at a value of $27.02 per unit.

We have no debt scheduled to mature in 2017. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our ATM equity program, our line of credit and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.
Summary of Cash Flows
Our cash flow activities are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2017	2016	Increase (Decrease)
Net cash provided by operating activities	$83,298	$66,718	$16,580
Net cash used in investing activities	(242,597)	(7,607)	(234,990)
Net cash provided by (used in) financing activities	281,942	(71,469)	353,411

Cash and cash equivalents including restricted cash was $262.8 million at June 30, 2017, compared to $140.2 million as of December 31, 2016, an increase of $122.6 million. Net cash provided by operating activities of $83.3 million for the six months ended June 30, 2017 was comprised of $76.9 million of cash from operating income and a net increase of $6.4 million in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities. Net cash used in investing activities of $242.6 million for the six months ended June 30, 2017 was comprised of (i) $211.4 million of acquisitions of real estate and (ii) $36.0 million of real estate additions, offset by (iii) $4.8 million of proceeds from sale of operating properties. Net cash provided by financing activities of $281.9 million for the six months ended June 30, 2017 was comprised of (i) $225.5 million proceeds from borrowings and (ii) $193.5 million proceeds from issuance of common shares, offset by (iii) $83.8 million for debt repayments, (iv) $49.4 million of distributions paid to common shareholders and unitholders of the Operating Partnership, (v) $3.6 million of debt issuance costs, and (vi) $0.3 million of taxes withheld on vested restricted units.

Financing Activities and Contractual Obligations

Below is a summary of our outstanding debt and maturities as of June 30, 2017.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	June 30, 2017	June 30, 2017
Cross-collateralized mortgage loan:
Fixed Rate	9/10/2020	4.38%	$511,739
Variable Rate(1)	9/10/2020	2.36%	38,756
Total cross collateralized			550,495
First mortgages secured by:
Englewood(3)	10/1/2018	6.22%	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	86,658
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
Plaza at Cherry Hill(8)(10)	5/24/22	2.82%	28,930
Westfield - One Lincoln(8)(10)	5/24/22	2.82%	4,730
Plaza at Woodbridge(8)(10)	5/25/22	2.82%	55,340
Bergen Town Center	4/8/2023	3.56%	300,000
Shops at Bruckner(6)	5/1/2023	3.90%	12,443
Hudson Mall(7)	12/1/2023	5.07%	25,333
Yonkers Gateway Center(9)	4/6/2024	4.16%	33,967
Las Catalinas	8/6/2024	4.43%	130,000
North Bergen (Tonnelle Avenue)(5)	4/1/2027	4.18%	100,000
Manchester Plaza(10)	6/1/2027	4.32%	12,500
Millburn Gateway Center(10)	6/1/2027	3.97%	24,000
Mount Kisco (Target)(4)	11/15/2034	6.40%	14,672
Total mortgages payable			1,420,605
Unamortized debt issuance costs			(8,208)
Total mortgages payable, net of unamortized debt issuance costs			$1,412,397

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)	As part of the planned redevelopment of Montehiedra Town Center, we committed to fund $20.0 million for leasing and capital expenditures of which $19.3 million has been funded as of June 30, 2017.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow would be insufficient to pay its debt service. As of June 30, 2017, we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property. We have determined this property is held in a VIE for which we are the primary beneficiary. Accordingly, as of June 30, 2017 we consolidated Englewood and its operations. The consolidated balance sheet included total assets and liabilities of $12.4 million and $14.5 million, respectively.

(4)
The mortgage payable balance on the loan secured by Mount Kisco (Target) includes $1.1 million of unamortized debt discount as of June 30, 2017 and December 31, 2016. The effective interest rate including amortization of the debt discount is 7.34% as of June 30, 2017.

(5)
On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million at 4.18% with a 10-year fixed rate mortgage. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the six months ended June 30, 2017 comprised of a $1.2 million prepayment penalty and write-off of $0.1 million of unamortized deferred financing fees on the original loan.

(6)	On January 17, 2017, we assumed the existing mortgage secured by the Shops at Bruckner in connection with our acquisition of the property’s leasehold interest.

(7)
On February 2, 2017, we assumed the existing mortgage secured by Hudson Mall in connection with our acquisition of the property. The mortgage payable balance on the loan secured by Hudson Mall includes $1.6 million of unamortized debt premium as of June 30, 2017. The effective interest rate including amortization of the debt premium is 3.11% as of June 30, 2017.

(8)	Bears interest at one month LIBOR plus 160 bps.

(9)
Reflects the $33 million existing mortgage assumed in connection with the acquisition of Yonkers Gateway Center on May 24, 2017. The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.9 million of unamortized debt premium as of June 30, 2017. The effective interest rate including amortization of the debt premium is 0.8% as of June 30, 2017.

(10)	Reflects a portion of the $126 million non-recourse, secured debt issued to fund the Portfolio acquisition closed on May 24 and 25, 2017.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of June 30, 2017. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2017, we were in compliance with all debt covenants.

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

Capital Expenditures

The following summarizes capital expenditures presented on a cash basis for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
(Amounts in thousands)	2017	2016
Capital expenditures:
Development and redevelopment costs	$25,258	$22,272
Maintenance capital expenditures	1,311	3,147
Tenant improvements and allowances	2,791	2,127
Total capital expenditures	$29,360	$27,546
As of June 30, 2017, we had approximately $173.7 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $29.7 million of completed projects, an increase of $11.7 million from $191.7 million of projects as of December 31, 2016. We have advanced these projects $25.4 million since December 31, 2016 and anticipate that these projects will require an additional $96.8 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, borrowings under our line of credit and/or using secured debt, or issuing equity.

Commitments and Contingencies
Loan Commitments
In January 2015, we completed a modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and other capital expenditures of which $19.3 million has been funded as of June 30, 2017.

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

Bankruptcies
Although our base rent is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the impacted stores may close prior to lease expiration. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. We are not aware of any bankruptcy or announced store closings by any tenants in our shopping centers that would individually cause a material reduction in our revenues.

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
We do not have any off-balance sheet arrangements as of June 30, 2017 or December 31, 2016.

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

	2017					2016
(Amounts in thousands)	June 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$127,756		2.68%	$1,278	(2)	$38,756		2.36%
Fixed Rate	1,292,849		4.25%	—		1,166,804		4.26%
	$1,420,605	(1)		$1,278		$1,205,560	(1)
(1) Excludes unamortized debt issuance costs of $8.2 million and $8.0 million as of June 30, 2017 and December 31, 2016, respectively.
(2) The variable rate debt is subject to a LIBOR floor such that a 1% change in base rates does not impact the actual borrowing rate by 1%.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2017, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2017, the estimated fair value of our consolidated debt was $1.4 billion.

Other Market Risks

As of June 30, 2017, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2017 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2017, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Urban Edge Properties
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
April 1, 2017 - April 30, 2017	—		$—	N/A	N/A
May 1, 2017 - May 31, 2017	1,092	(1)	27.66	N/A	N/A
June 1, 2017 - June 30, 2017	—		—	N/A	N/A
	1,092		$27.66	N/A	N/A
(1) Represents common shares surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

Urban Edge Properties LP
(a) On May 24 and 25, 2015, the Operating Partnership issued 2,587,179 OP Units and 1,938,520 OP units, respectively, valued at $122 million, as partial consideration for the acquisition of seven retail assets. The properties were acquired through the issuance of OP Units and the assumption of $33 million of existing mortgage debt, the issuance of $126 million new non-recourse, secured mortgage debt and $44 million in cash, for total consideration of $325 million. Beginning one year after issuance, the OP units are redeemable at the option of the holders thereof for cash or, at the Company’s option, for common shares of beneficial interest of the Company on a one-for-one basis, subject to certain adjustments in accordance with the terms of the Operating Partnership’s limited partnership agreement. The issuance of the OP units described above is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
April 1, 2017 - April 30, 2017	—		$—	N/A	N/A
May 1, 2017 - May 31, 2017	1,092	(1)	27.66	N/A	N/A
June 1, 2017 - June 30, 2017	—		—	N/A	N/A
	1,092		$27.66	N/A	N/A
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
10.1
Tax Protection Agreement dated as of May 24, 2017, by and among Urban Edge Properties LP; Urban Edge Properties; and Acklinis Yonkers Realty, L.L.C., Acklinis Realty Holding, LLC, Acklinis Original Building, L.L.C., A & R Woodbridge Shopping Center, L.L.C., A & R Millburn Associates, L.P., Ackrik Associates, L.P., A & R Manchester, LLC, A & R Westfield Lincoln Plaza, LLC and A & R Westfield Broad Street, LLC.

10.2
Contribution Agreement dated as of April 7, 2017, by and among Urban Edge Properties LP; Urban Edge Properties; and Acklinis Yonkers Realty, L.L.C., Acklinis Realty Holding, LLC, Acklinis Original Building, L.L.C., A & R Woodbridge Shopping Center, L.L.C., A & R Millburn Associates, L.P., Ackrik Associates, L.P., A & R Manchester, LLC, A & R Westfield Lincoln Plaza, LLC and A & R Westfield Broad Street, LLC.

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

Date: August 2, 2017

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: August 2, 2017