Form 10-Q
period 2017-09-30
Urban Edge Properties; Urban Edge Properties LP
filed 2017-11-01
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒
As of October 27, 2017, Urban Edge Properties had 113,817,429 common shares outstanding.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of September 30, 2017, UE owned an approximate 89.9% ownership interest in UELP. The remaining approximate 10.1% interest is owned by limited partners. The other limited partners of UELP are Vornado Realty L.P., members of management, our Board of Trustees, and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Real estate, at cost:
Land	$522,085	$384,217
Buildings and improvements	2,013,767	1,650,054
Construction in progress	117,830	99,236
Furniture, fixtures and equipment	7,129	4,993
Total	2,660,811	2,138,500
Accumulated depreciation and amortization	(586,187)	(541,077)
Real estate, net	2,074,624	1,597,423
Cash and cash equivalents	380,395	131,654
Restricted cash	8,363	8,532
Tenant and other receivables, net of allowance for doubtful accounts of $3,469 and $2,332, respectively	24,063	9,340
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $260 and $261, respectively	85,853	87,695
Identified intangible assets, net of accumulated amortization of $29,771 and $22,361, respectively	91,305	30,875
Deferred leasing costs, net of accumulated amortization of $15,556 and $13,909, respectively	20,500	19,241
Deferred financing costs, net of accumulated amortization of $1,484 and $726, respectively	4,492	1,936
Prepaid expenses and other assets	16,917	17,442
Total assets	$2,706,512	$1,904,138

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,408,066	$1,197,513
Identified intangible liabilities, net of accumulated amortization of $63,468 and $72,528, respectively	184,061	146,991
Accounts payable and accrued expenses	65,769	48,842
Other liabilities	16,542	14,675
Total liabilities	1,674,438	1,408,021
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 113,817,429 and 99,754,900 shares issued and outstanding, respectively	1,138	997
Additional paid-in capital	945,047	488,375
Accumulated deficit	(18,322)	(29,066)
Noncontrolling interests:
Redeemable noncontrolling interests	103,818	35,451
Noncontrolling interest in consolidated subsidiaries	393	360
Total equity	1,032,074	496,117
Total liabilities and equity	$2,706,512	$1,904,138

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Property rentals	$69,625	$59,138	$196,831	$176,750
Tenant expense reimbursements	23,938	19,888	71,590	62,274
Management and development fees	369	375	1,199	1,356
Income from acquired leasehold interest	—	—	39,215	—
Other income	169	572	831	2,118
Total revenue	94,101	79,973	309,666	242,498
EXPENSES
Depreciation and amortization	20,976	14,435	60,505	41,908
Real estate taxes	15,872	12,729	43,975	38,701
Property operating	11,402	9,897	35,858	32,596
General and administrative	6,930	6,618	22,720	20,873
Casualty and impairment loss	2,170	—	5,637	—
Ground rent	2,891	2,508	7,997	7,529
Transaction costs	95	223	278	307
Provision for doubtful accounts	575	149	1,674	994
Total expenses	60,911	46,559	178,644	142,908
Operating income	33,190	33,414	131,022	99,590
Gain on sale of real estate	202	—	202	15,618
Interest income	719	176	1,182	520
Interest and debt expense	(14,637)	(12,766)	(41,379)	(39,015)
Loss on extinguishment of debt	—	—	(1,274)	—
Income before income taxes	19,474	20,824	89,753	76,713
Income tax expense	(318)	(319)	(942)	(349)
Net income	19,156	20,505	88,811	76,364
Less (net income) loss attributable to noncontrolling interests in:
Operating partnership	(1,967)	(1,239)	(7,431)	(4,594)
Consolidated subsidiaries	(11)	(1)	(33)	1
Net income attributable to common shareholders	$17,178	$19,265	$81,347	$71,771

Earnings per common share - Basic:	$0.15	$0.19	$0.77	$0.72
Earnings per common share - Diluted:	$0.15	$0.19	$0.77	$0.72
Weighted average shares outstanding - Basic	110,990	99,304	104,938	99,281
Weighted average shares outstanding - Diluted	111,260	99,870	115,323	99,711

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Redeemable NCI	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2016	99,754,900	$997	$488,375	$(29,066)	$35,451	$360	$496,117
Net income attributable to common shareholders	—	—	—	81,347	—	—	81,347
Net income attributable to noncontrolling interests	—	—	—	—	7,431	33	7,464
Limited partnership units issued	—	—	105,279	—	65,805	—	171,084
Common shares issued	14,073,037	141	348,326	(253)	—	—	348,214
Share-based awards withheld for taxes	(10,508)	—	(287)	—	—	—	(287)
Dividends on common shares ($0.66 per share)	—	—	—	(70,408)	—	—	(70,408)
Share-based compensation expense	—	—	3,354	58	1,836	—	5,248
Distributions to redeemable NCI ($0.66 per unit)	—	—	—	—	(6,705)	—	(6,705)
Balance, September 30, 2017	113,817,429	$1,138	$945,047	$(18,322)	$103,818	$393	$1,032,074

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,811	$76,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,576	42,682
Income from acquired leasehold interest	(39,215)	—
Casualty and impairment loss	5,637	—
Loss on extinguishment of debt	1,274	—
Amortization of deferred financing costs	2,175	2,106
Amortization of below market leases, net	(6,842)	(5,907)
Straight-lining of rent	520	(97)
Share-based compensation expense	5,248	4,080
Gain on sale of real estate	(202)	(15,618)
Provision for doubtful accounts	1,674	994
Change in operating assets and liabilities:
Tenant and other receivables	(9,605)	(821)
Deferred leasing costs	(3,556)	(2,624)
Prepaid and other assets	(6,073)	(1,954)
Accounts payable and accrued expenses	12,372	(1,368)
Other liabilities	1,704	1,346
Net cash provided by operating activities	114,498	99,183
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(55,941)	(45,668)
Acquisition of real estate	(211,393)	(2,000)
Proceeds from sale of real estate	5,005	19,938
Net cash used in investing activities	(262,329)	(27,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(88,559)	(34,008)
Dividends paid to shareholders	(70,408)	(59,390)
Distributions to redeemable noncontrolling interests	(6,705)	(3,711)
Debt issuance costs	(11,352)	—
Taxes withheld for vested restricted shares	(287)	(38)
Proceeds from issuance of common shares	348,214	5,020
Proceeds from borrowings	225,500	—
Net cash provided by (used in) financing activities	396,403	(92,127)
Net increase (decrease) in cash and cash equivalents and restricted cash	248,572	(20,674)
Cash and cash equivalents and restricted cash at beginning of period	140,186	178,025
Cash and cash equivalents and restricted cash at end of period	$388,758	$157,351

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payment for interest, includes amounts capitalized of $2,912 and $2,755, respectively	$40,567	$38,503
Cash payments for income taxes	1,237	1,258
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through issuance of OP units	171,084	—
Acquisition of real estate through assumption of debt	69,659	—
Accrued capital expenditures included in accounts payable and accrued expenses	15,226	12,340
Write-off of fully depreciated assets	910	958
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$131,654	$168,983
Restricted cash at beginning of period	8,532	9,042
Cash and cash equivalents and restricted cash at beginning of period	$140,186	$178,025

Cash and cash equivalents at end of period	$380,395	$149,698
Restricted cash at end of period	8,363	7,653
Cash and cash equivalents and restricted cash at end of period	$388,758	$157,351

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit amounts)

	September 30,	December 31,
	2017	2016
ASSETS	(Unaudited)
Real estate, at cost:
Land	$522,085	$384,217
Buildings and improvements	2,013,767	1,650,054
Construction in progress	117,830	99,236
Furniture, fixtures and equipment	7,129	4,993
Total	2,660,811	2,138,500
Accumulated depreciation and amortization	(586,187)	(541,077)
Real estate, net	2,074,624	1,597,423
Cash and cash equivalents	380,395	131,654
Restricted cash	8,363	8,532
Tenant and other receivables, net of allowance for doubtful accounts of $3,469 and $2,332, respectively	24,063	9,340
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $260 and $261, respectively	85,853	87,695
Identified intangible assets, net of accumulated amortization of $29,771 and $22,361, respectively	91,305	30,875
Deferred leasing costs, net of accumulated amortization of $15,556 and $13,909, respectively	20,500	19,241
Deferred financing costs, net of accumulated amortization of $1,484 and $726, respectively	4,492	1,936
Prepaid expenses and other assets	16,917	17,442
Total assets	$2,706,512	$1,904,138

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,408,066	$1,197,513
Identified intangible liabilities, net of accumulated amortization of $63,468 and $72,528, respectively	184,061	146,991
Accounts payable and accrued expenses	65,769	48,842
Other liabilities	16,542	14,675
Total liabilities	1,674,438	1,408,021
Commitments and contingencies
Equity:
Partners’ capital:
General partner:113,817,429 and 99,754,900 units outstanding, respectively	946,185	489,372
Limited partners:12,729,634 and 6,378,704 units outstanding, respectively	104,722	37,081
Accumulated deficit	(19,226)	(30,696)
Total partners’ capital	1,031,681	495,757
Noncontrolling interest in consolidated subsidiaries	393	360
Total equity	1,032,074	496,117
Total liabilities and equity	$2,706,512	$1,904,138

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Property rentals	$69,625	$59,138	$196,831	$176,750
Tenant expense reimbursements	23,938	19,888	71,590	62,274
Management and development fees	369	375	1,199	1,356
Income from acquired leasehold interest	—	—	39,215	—
Other income	169	572	831	2,118
Total revenue	94,101	79,973	309,666	242,498
EXPENSES
Depreciation and amortization	20,976	14,435	60,505	41,908
Real estate taxes	15,872	12,729	43,975	38,701
Property operating	11,402	9,897	35,858	32,596
General and administrative	6,930	6,618	22,720	20,873
Casualty and impairment loss	2,170	—	5,637	—
Ground rent	2,891	2,508	7,997	7,529
Transaction costs	95	223	278	307
Provision for doubtful accounts	575	149	1,674	994
Total expenses	60,911	46,559	178,644	142,908
Operating income	33,190	33,414	131,022	99,590
Gain on sale of real estate	202	—	202	15,618
Interest income	719	176	1,182	520
Interest and debt expense	(14,637)	(12,766)	(41,379)	(39,015)
Loss on extinguishment of debt	—	—	(1,274)	—
Income before income taxes	19,474	20,824	89,753	76,713
Income tax expense	(318)	(319)	(942)	(349)
Net income	19,156	20,505	88,811	76,364
Less: (net income) loss attributable to NCI in consolidated subsidiaries	(11)	(1)	(33)	1
Net income attributable to unitholders	$19,145	$20,504	$88,778	$76,365

Earnings per unit - Basic:	$0.15	$0.19	$0.77	$0.72
Earnings per unit - Diluted:	$0.15	$0.19	$0.77	$0.72
Weighted average units outstanding - Basic	123,433	105,404	114,979	105,370
Weighted average units outstanding - Diluted	123,703	105,970	115,323	105,800

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	General Partner	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2016	$489,372	$37,081	$(30,696)	$360	$496,117
Net income attributable to unitholders	—	—	88,778	—	88,778
Net income attributable to noncontrolling interests	—	—	—	33	33
Common units issued as a result of common shares issued by Urban Edge	348,467	—	(253)	—	348,214
Limited partnership units issued	105,279	65,805	—	—	171,084
Distributions to Partners ($0.66 per unit)	—	—	(77,113)	—	(77,113)
Share-based compensation expense	3,354	1,836	58	—	5,248
Share-based awards withheld for taxes	(287)	—	—	—	(287)
Balance, September 30, 2017	$946,185	$104,722	$(19,226)	$393	$1,032,074
(1) Limited partners have a 10.1% common limited partnership interest in the Operating Partnership as of September 30, 2017 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$88,811	$76,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,576	42,682
Income from acquired leasehold interest	(39,215)	—
Casualty and impairment loss	5,637	—
Loss on extinguishment of debt	1,274	—
Amortization of deferred financing costs	2,175	2,106
Amortization of below market leases, net	(6,842)	(5,907)
Straight-lining of rent	520	(97)
Share-based compensation expense	5,248	4,080
Gain on sale of real estate	(202)	(15,618)
Provision for doubtful accounts	1,674	994
Change in operating assets and liabilities:
Tenant and other receivables	(9,605)	(821)
Deferred leasing costs	(3,556)	(2,624)
Prepaid and other assets	(6,073)	(1,954)
Accounts payable and accrued expenses	12,372	(1,368)
Other liabilities	1,704	1,346
Net cash provided by operating activities	114,498	99,183
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(55,941)	(45,668)
Acquisition of real estate	(211,393)	(2,000)
Proceeds from sale of real estate	5,005	19,938
Net cash used in investing activities	(262,329)	(27,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(88,559)	(34,008)
Distributions to partners	(77,113)	(63,101)
Debt issuance costs	(11,352)	—
Taxes withheld for vested restricted units	(287)	(38)
Proceeds from issuance of units	348,214	5,020
Proceeds from borrowings	225,500	—
Net cash provided by (used in) financing activities	396,403	(92,127)
Net increase (decrease) in cash and cash equivalents and restricted cash	248,572	(20,674)
Cash and cash equivalents and restricted cash at beginning of period	140,186	178,025
Cash and cash equivalents and restricted cash at end of period	$388,758	$157,351

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payment for interest, includes amounts capitalized of $2,912 and $2,755, respectively	$40,567	$38,503
Cash payments for income taxes	1,237	1,258
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through issuance of OP units	171,084	—
Acquisition of real estate through assumption of debt	69,659	—
Accrued capital expenditures included in accounts payable and accrued expenses	15,226	12,340
Write-off of fully depreciated assets	910	958
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$131,654	$168,983
Restricted cash at beginning of period	8,532	9,042
Cash and cash equivalents and restricted cash at beginning of period	$140,186	$178,025

Cash and cash equivalents at end of period	$380,395	$149,698
Restricted cash at end of period	8,363	7,653
Cash and cash equivalents and restricted cash at end of period	$388,758	$157,351

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2017, Urban Edge owned approximately 89.9% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of September 30, 2017, our portfolio consisted of 85 shopping centers, four malls and a warehouse park totaling 16.7 million square feet.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2017. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities Exchange Commission (“SEC”).

The consolidated balance sheets as of September 30, 2017 and December 31, 2016 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three and nine months ended September 30, 2017 and 2016 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.

Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.
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
In February 2017, the FASB issued an updated (“ASU 2017-05”) Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to clarify the scope and accounting for derecognition of nonfinancial assets. ASU 2017-05 eliminated the guidance specific to real estate sales and partial sales. ASU 2017-05 defines “in-substance nonfinancial assets” and includes guidance on partial sales of nonfinancial assets. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. At this point in time, we do not believe the adoption of ASU 2017-05 will have a material impact on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued an update (“ASU 2017-01”) Clarifying the Definition of a Business, which changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. While there are various differences between accounting for an asset acquisition and a business combination, the largest impact is that transaction costs are capitalized for asset acquisitions rather than expensed when they are considered business combinations. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2017-01 effective January 1, 2017. The adoption of this standard has resulted in asset acquisition classification for the real estate acquisitions closed in the nine months ended September 30, 2017, and accordingly, acquisition costs for these acquisitions have been capitalized (refer to Note 4 Acquisitions and Dispositions).
In February 2016, the FASB issued an update (“ASU 2016-02”) Leases, which revises the accounting related to lease accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We expect to adopt the standard beginning January 1, 2019. This standard will impact our consolidated financial statements by the recording of right-of-use assets and lease liabilities on our consolidated balance sheets for operating and finance leases where we are the lessee. We are currently in the process of evaluating the inputs required to calculate the amount that will be recorded on our consolidated balance sheets for these leases. In addition, leases where we are the lessor that meet the criteria of a finance lease will be amortized using the effective interest method with corresponding charges to interest expense and amortization expense. Leases where we are the lessor that meet the criteria of an operating lease will continue to be amortized on a straight-line basis. Further, internal leasing department costs previously capitalized will be expensed within general and administrative expenses. Historical capitalization of internal leasing costs was $0.5 million and $0.8 million during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. We expect this standard will have an impact on the classification of reimbursements of real estate taxes, insurance expenses and certain non-lease components of revenue (reimbursements of common area maintenance expenses) for new leases executed on or after January 1, 2019. There will be no material impact on total revenues.

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. During the year ended December 31, 2016, the FASB issued the following updates to ASC Topic 606 to clarify and/or amend the guidance in ASU 2014-09: (i) ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, (ii) ASU 2016-10 Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance and (iii) ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09. In August 2015, the FASB issued an update (“ASU 2015-09”) Revenue from Contracts with Customers to ASC Topic 606, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2015-09 is effective beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We have commenced the process of adopting ASU 2014-09 for reporting periods beginning after December 15, 2017 using the modified retrospective approach, including evaluating all sources of revenue we expect will be impacted by the adoption of ASU 2014-09. Specifically, we have evaluated the impact ASU 2014-09 will have on the Company’s management and development fee income as well as tenant reimbursement income relating to certain non-lease components of revenue. Currently, the Company does not believe the adoption will impact the timing of the recognition of these revenue sources. For tenant reimbursement income, we expect there may be an impact to the classification of certain lease and non-lease components of revenue from leases upon the adoption of (“ASU 2016-02”) Leases with no material impact to total revenue. We are in the process of completing our evaluation of the overall impact, including the required disclosures for adoption January 1, 2018.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

During the nine months ended September 30, 2017, we closed on the following acquisitions:

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

On January 17, 2017, we acquired the leasehold interest in the Shops at Bruckner for $32.3 million, consisting of the assumption of the existing debt of $12.6 million and $19.4 million of cash. The property is a 114,000 sf retail center in the Bronx, NY directly across from our 376,000 sf Bruckner Commons shopping center. We own the land under the Shops at Bruckner and had been leasing it to the seller under a ground lease that ran through September 2044. Concurrent with the acquisition, we wrote-off the unamortized intangible liability balance related to the below-market ground lease as well as the existing straight-line receivable balance. As a result, we recognized $39.2 million of income from acquired leasehold interest in the nine months ended September 30, 2017. Transaction costs associated with this acquisition were $0.3 million.

On February 2, 2017, we acquired Hudson Mall, a 383,000 sf retail center in Jersey City, NJ adjacent to our existing Hudson Commons shopping center. Consideration for this purchase consisted of the assumption of the existing debt of $23.8 million and $19.9 million of cash. Transaction costs associated with this acquisition were $0.6 million.

On May 24 and 25, 2017, we acquired a portfolio of seven retail assets (the "Portfolio”) comprising 1.5 million sf of gross leasable area, predominantly in the New York City metropolitan area, for $325 million. The Portfolio was privately owned for more than three decades and was 83% leased as of the date of acquisition. Consideration for this purchase consisted of the issuance of $122 million in OP units, the assumption of $33 million of existing mortgage debt, the issuance of $126 million of non-recourse, secured mortgage debt and $44 million of cash. The total number of OP units issued was 4.5 million at a value of $27.02 per unit. Transaction costs associated with this acquisition were $10.2 million.

All acquisitions closed during the nine months ended September 30, 2017 were accounted for as asset acquisitions in accordance with ASU 2017-01, adopted January 1, 2017. Accordingly, transaction costs incurred since January 1, 2017 related to these transactions were capitalized as part of the asset’s purchase price. The purchase prices for all acquisitions were allocated to the acquired assets and liabilities based on their relative fair values at date of acquisition.

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

Dispositions

On June 30, 2017, we completed the sale of our property previously classified as held for sale in Eatontown, NJ, for $4.8 million, net of selling costs. Prior to the sale, the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $3.5 million was recognized during the nine months ended September 30, 2017. Our determination of fair value was based on the executed contract of sale with the third-party buyer.

On September 8, 2017, we completed the sale of excess land in Kearny, NJ for $0.3 million, resulting in a gain of $0.2 million.

On June 9, 2016, we completed the sale of a shopping center located in Waterbury, CT for $21.6 million, resulting in a gain of $15.6 million.

5.	RELATED PARTY TRANSACTIONS

In connection with the separation, the Company and Vornado Realty Trust (“Vornado”) entered into a transition services agreement under which Vornado provided transition services to the Company including human resources, information technology, risk management, tax services and office space and support. The fees charged to us by Vornado for those transition services approximated the actual cost incurred by Vornado in providing such services. On June 28, 2016, the Company executed an amendment to the transition services agreement, extending Vornado’s provision of information technology, risk management services and the portion of the human resources service related to health and benefits through July 31, 2018, unless terminated earlier. Fees for these services remain the same except that they may be adjusted for inflation. As of September 30, 2017 and December 31, 2016, there were no amounts due to Vornado related to such services.

During the three and nine months ended September 30, 2017, there were $0.3 million and $1.2 million, respectively, of costs paid to Vornado included in general and administrative expenses, which consisted of $0.2 million and $0.7 million, respectively, of rent expense for two of our office locations and $0.1 million and $0.5 million, respectively, of transition services fees. For the three and nine months ended September 30, 2016, there were $0.4 million and $1.3 million, respectively, of costs paid to Vornado included in general and administrative expenses, which consisted of $0.2 million and $0.7 million, respectively, of rent expense for two of our office locations and $0.2 million and $0.6 million of transition services fees, respectively.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into property management agreements under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 7.1% of the common shares of beneficial interest of Vornado as of December 31, 2016. As of September 30, 2017, Vornado owned 32.4% of Alexander’s, Inc. During the three and nine months ended September 30, 2017, we recognized management and development fee income of $0.4 million and $1.2 million, respectively, and $0.4 million and $1.4 million for the same periods in 2016. As of September 30, 2017 and December 31, 2016, respectively, there were $0.3 million of fees due from Vornado included in tenant and other receivables in our consolidated balance sheets.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $91.3 million and $184.1 million as of September 30, 2017, respectively, and $30.9 million and $147.0 million as of December 31, 2016, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.7 million and $6.8 million and for the three and nine months ended September 30, 2017, respectively, and $2.2 million and $6.0 million for the same periods in 2016.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $2.9 million and $6.0 million for the three and nine months ended September 30, 2017, respectively, and $0.8 million and $1.6 million for the same periods in 2016.

Certain shopping centers are subject to ground leases or ground and building leases. Amortization of these acquired below-market leases resulted in additional rent expense of $0.2 million and $0.7 million for the three and nine months ended September 30, 2017 and 2016, respectively.

The following table sets forth the estimated annual amortization expense related to intangible assets and liabilities for the five succeeding years commencing January 1, 2018:

(Amounts in thousands)	Below-Market	Above-Market		Below-Market
Year	Operating Lease Income	Operating Lease Expense	In-Place Leases	Ground Leases
2018	$12,074	$1,574	$11,285	$972
2019	11,620	1,294	8,592	972
2020	11,453	1,016	7,325	972
2021	11,251	803	6,013	622
2022	10,802	426	4,224	590

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of September 30, 2017 and December 31, 2016.

		Interest Rate at	September 30,	December 31,
(Amounts in thousands)	Maturity	September 30, 2017	2017	2016
Cross-collateralized mortgage loan:
Fixed Rate	9/10/2020	4.39%	$507,993	$519,125
Variable Rate(1)	9/10/2020	2.59%	38,756	38,756
Total cross collateralized			546,749	557,881
First mortgages secured by:
Englewood(3)	10/1/2018	6.22%	11,537	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	86,383	87,308
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	30,000
Plaza at Cherry Hill(8)	5/24/2022	2.84%	28,930	—
Westfield - One Lincoln(8)	5/24/2022	2.84%	4,730	—
Plaza at Woodbridge(8)	5/25/2022	2.84%	55,340	—
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Shops at Bruckner(6)	5/1/2023	3.90%	12,304	—
Hudson Mall(7)	12/1/2023	5.07%	25,170	—
Yonkers Gateway Center(9)	4/6/2024	4.16%	33,601	—
Las Catalinas	8/6/2024	4.43%	130,000	130,000
North Bergen (Tonnelle Avenue)(5)	4/1/2027	4.18%	100,000	73,951
Manchester Plaza	6/1/2027	4.32%	12,500	—
Millburn Gateway Center	6/1/2027	3.97%	24,000	—
Mount Kisco (Target)(4)	11/15/2034	6.40%	14,562	14,883
	Total mortgages payable		1,415,806	1,205,560
	Unamortized debt issuance costs		(7,740)	(8,047)
Total mortgages payable, net of unamortized debt issuance costs			$1,408,066	$1,197,513

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)	As part of the planned redevelopment of Montehiedra Town Center, we committed to fund $20.0 million for leasing and capital expenditures which has been fully funded as of September 30, 2017.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow would be insufficient to pay its debt service. As of September 30, 2017, we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property. We have determined this property is held in a VIE for which we are the primary beneficiary. Accordingly, as of September 30, 2017, we consolidated Englewood and its operations. The consolidated balance sheet included total assets and liabilities of $12.4 million and $14.6 million, respectively.

(4)
The mortgage payable balance on the loan secured by Mount Kisco (Target) includes $1.0 million and $1.1 million of unamortized debt discount as of September 30, 2017 and December 31, 2016, respectively. The effective interest rate including amortization of the debt discount is 7.26% as of September 30, 2017.

(5)
On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million with a 10-year fixed rate mortgage, at 4.18%. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the nine months ended September 30, 2017 comprised of a $1.2 million prepayment penalty and write-off of $0.1 million of unamortized deferred financing fees on the original loan.

(6)	On January 17, 2017, we assumed the existing mortgage secured by the Shops at Bruckner in connection with our acquisition of the property’s leasehold interest.

(7)
On February 2, 2017, we assumed the existing mortgage secured by Hudson Mall in connection with our acquisition of the property. The mortgage payable balance on the loan secured by Hudson Mall includes $1.6 million of unamortized debt premium as of September 30, 2017. The effective interest rate including amortization of the debt premium is 3.37% as of September 30, 2017.

(8)	Bears interest at one month LIBOR plus 160 bps.

(9)
Reflects the $33 million existing mortgage assumed in connection with the acquisition of Yonkers Gateway Center on May 24, 2017. The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.9 million of unamortized debt premium as of September 30, 2017. The effective interest rate including amortization of the debt premium is 1.77% as of September 30, 2017.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of September 30, 2017. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2017, we were in compliance with all debt covenants.

As of September 30, 2017, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2017(1)	$5,126
2018	29,762
2019	20,398
2020	517,328
2021	122,727
2022	96,749
Thereafter	623,716
(1) Remainder of 2017.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 15 basis points which is expensed within interest and debt expense as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $3.5 million and $1.9 million as of September 30, 2017 and December 31, 2016, respectively, are included in deferred financing fees in the consolidated balance sheets.

8.	INCOME TAXES

The Company has elected to qualify as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of our tax return for the 2015 fiscal year. Under those sections, a REIT that distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. As a REIT, we generally will not be subject to federal income taxes, provided that we distribute 100% of taxable income. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax) and may not be able to qualify as a REIT for the four subsequent taxable years.

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns. We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated statements of income.

Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated statements of income. The Puerto Rico tax expense recorded was $0.3 million for the quarters ended September 30, 2017 and 2016, respectively, and $0.9 million and $0.3 million for the nine months ended September 30, 2017 and 2016, respectively. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2017 and December 31, 2016.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2017 and December 31, 2016.

	As of September 30, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$380,395	$380,395	$131,654	$131,654
Liabilities:
Mortgages payable(1)	$1,415,806	$1,432,817	$1,205,560	$1,216,989
(1) Carrying amounts exclude unamortized debt issuance costs of $7.7 million and $8.0 million as of September 30, 2017 and December 31, 2016, respectively.

The following market spreads were used by the Company to estimate the fair value of mortgages payable:

	September 30, 2017		December 31, 2016
	Low	High	Low	High
Mortgages payable	1.8%	2.2%	2.0%	2.3%

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Loan Commitments: In January 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and building capital expenditures which has been fully funded as of September 30, 2017.
Redevelopment: As of September 30, 2017, we had approximately $199.4 million of active development, redevelopment and anchor repositioning projects underway of which $109.4 million remains to be funded. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next two years.
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
Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall on Puerto Rico and damaged our two properties. The Company estimates it will spend approximately $6.5 million repairing its properties and expects insurance proceeds to cover these costs in addition to business interruption losses, subject to applicable deductibles estimated to be approximately $2.5 million. Based on management’s estimates, which are subject to change, the Company recognized a $2.2 million charge reflecting the net book value of assets damaged during the third quarter.
All anchor tenants are open for business with the exception of Marshalls at Montehiedra, which requires substantial restoration work. The Company has made significant progress remediating the damage to its assets, but full operations, particularly with respect to the interior of each mall, will not resume until power is restored on a continuous basis, the timing of which is uncertain and outside the Company’s control.
The Company has comprehensive, all-risk property and rental value insurance coverage on these properties, including business interruption, with a limit of $139 million per occurrence and in the aggregate and with sub-limits for certain perils such as floods, earthquakes, civil authority and service interruption. Our deductible for windstorm is 2% of total insured value and business interruption coverage has a deductible equal to three days of cessation of operations. No determination has been made as to the total amount or timing of insurance payments that may be received as a result of the hurricane.
The Company has received a $1.0 million cash advance from its insurance provider for the business interruption caused to these properties. Approximately $0.5 million of the advance is included in property rentals on our consolidated statement of income which offsets rent abatements due to tenants in September. The remaining $0.5 million is recorded as deferred revenue and is included in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2017 and will be recognized as earned in subsequent periods.
As of September 30, 2017, the Company has individual, non-recourse mortgages on each of the properties as follows: a $116.4 million mortgage, comprised of a senior and junior loan, maturing in July 2021 secured by the Montehiedra Town Center and a $130.0 million mortgage maturing in August 2024 secured by the Las Catalinas Mall.
Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we have accrued costs of $1.2 million and $1.3 million on our consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, $0.1 million has currently been expended during the nine months ended September 30, 2017 and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2017	December 31, 2016
Other assets	$3,600	$2,161
Deposits for acquisitions	—	6,600
Prepaid expenses:
Real estate taxes	7,425	5,198
Insurance	4,400	2,545
Rent, licenses/fees	1,492	938
Total Prepaid expenses and other assets	$16,917	$17,442

12.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2017	December 31, 2016
Deferred ground rent expense	$6,445	$6,284
Deferred tax liability, net	3,867	3,802
Deferred tenant revenue	4,532	3,280
Environmental remediation costs	1,232	1,309
Other liabilities	466	—
Total Other liabilities	$16,542	$14,675

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Interest expense	$13,913	$12,043	$39,204	$36,909
Amortization of deferred financing costs	724	723	2,175	2,106
Total Interest and debt expense	$14,637	$12,766	$41,379	$39,015

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of September 30, 2017, $241.3 million of common shares remained available for issuance under this ATM equity program and there were no common shares issued under the ATM equity program during the nine months ended September 30, 2017. From September 2016 to December 31, 2016, the Company issued 307,342 common shares at a weighted average price of $28.45 under its ATM equity program, generating cash proceeds of $8.7 million. We paid $0.1 million of commissions to distribution agents and $0.4 million in additional offering expenses related to the issuance of these common shares. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.
Underwritten Public Offering
On May 10, 2017, the Company issued 7.7 million common shares of beneficial interest in an underwritten public offering pursuant to the Company’s effective shelf registration statement previously filed on Form S-3 (File No. 333-212951) with the SEC on August 5, 2016. This offering generated cash proceeds of $193.5 million, net of $1.3 million of issuance costs.
Stock Purchase Agreement
On August 4, 2017, the Company issued 6.25 million common shares of beneficial interest to a large institutional investor at a net price of $24.80 per share, pursuant to the Company’s effective shelf registration statement previously filed on Form S-3 (File No. 333-212951) with the SEC on August 5, 2016. The issuance was a direct sale with no underwriter or placement agent such that net cash proceeds to the Company were $155 million.
Units of the Operating Partnership
An equivalent number of common units were issued by the Operating Partnership to the Company in connection with the Company’s issuance of common shares of beneficial interest, as discussed above.
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
Dividends and Distributions
During the three months ended September 30, 2017 and 2016, the Company declared dividends on our common shares and OP unit distributions of $0.22 and $0.20 per share/unit, respectively. During the nine months ended September 30, 2017 and 2016, the Company declared common stock dividends and OP unit distributions of $0.66 and $0.60 per share/unit, respectively.
Redeemable Noncontrolling Interests
Redeemable noncontrolling interests reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed by VRLP. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”). OP units were issued to contributors in exchange for their property interests in connection with the Company’s acquisition of Yonkers Gateway Center and the Portfolio acquisition. The total of the OP units and LTIP units represent a 10.3% and 9.0% weighted-average interest in the Operating Partnership for the three and nine months ended September 30, 2017, respectively. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
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

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Share-based compensation expense components:
Restricted share expense	$527	$352	$1,435	$968
Stock option expense	650	604	1,919	1,833
LTIP expense	147	95	410	378
Outperformance Plan (“OPP”) expense	565	308	1,484	901
Total Share-based compensation expense	$1,889	$1,359	$5,248	$4,080

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to common shareholders	$17,178	$19,265	$81,347	$71,771
Less: Earnings allocated to unvested participating securities	(39)	(26)	(133)	(88)
Net income available for common shareholders - basic	$17,139	$19,239	$81,214	$71,683
Impact of assumed conversions:
OP and LTIP units	—	—	7,175	—
Net income available for common shareholders - dilutive	$17,139	$19,239	$88,389	$71,683

Denominator:
Weighted average common shares outstanding - basic	110,990	99,304	104,938	99,281
Effect of dilutive securities(1):
Stock options using the treasury stock method	94	436	180	259
Restricted share awards	176	130	164	109
Assumed conversion of OP and LTIP units	—	—	10,041	62
Weighted average common shares outstanding - diluted	111,260	99,870	115,323	99,711

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.15	$0.19	$0.77	$0.72
Earnings per common share - Diluted	$0.15	$0.19	$0.77	$0.72
(1) For the three and nine months ended September 30, 2016 and the three months ended September 30, 2017 the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2017	2016	2017	2016
Numerator:
Net income attributable to unitholders	$19,145	$20,504	$88,778	$76,365
Less: net income attributable to participating securities	(39)	(43)	(142)	(174)
Net income available for unitholders	$19,106	$20,461	$88,636	$76,191

Denominator:
Weighted average units outstanding - basic	123,433	105,404	114,979	105,370
Effect of dilutive securities issued by Urban Edge	270	566	344	368
Unvested LTIP units	—	—	—	62
Weighted average units outstanding - diluted	123,703	105,970	115,323	105,800

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.15	$0.19	$0.77	$0.72
Earnings per unit - Diluted	$0.15	$0.19	$0.77	$0.72

17.     SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our September 30, 2017 consolidated balance sheet date for potential recognition or disclosure in our consolidated financial statements. Based on this evaluation, the Company has determined there are no subsequent events required to be disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict; these factors include, among others, the estimated remediation and repair costs related to Hurricane Maria and the timing of re-opening and resumption of full operations at the affected properties. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2017, Urban Edge owned approximately 89.9% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of September 30, 2017, our portfolio consisted of 85 shopping centers, four malls and a warehouse park totaling 16.7 million square feet.
Critical Accounting Policies and Estimates

The Company’s 2016 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the nine months ended September 30, 2017, there were no material changes to these policies, other than the adoption of the Accounting Standards Update (“ASU”) 2017-01 described in Note 3 to the unaudited consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

Recent Accounting Pronouncements

Refer to Note 3 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

Results of Operations
We derive substantially all of our revenue from rents received from tenants under existing leases on each of our properties. This revenue includes fixed base rents, recoveries of expenses that we have incurred and that we pass through to the individual tenants and percentage rents that are based on specified percentages of tenants’ revenue, in each case as provided in the respective leases.
Our primary cash expenses consist of our property operating and capital expenses, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance, and utilities; general and administrative expenses include payroll, professional fees, information technology, office expenses, and other administrative expenses; and interest and debt expense is primarily interest on our mortgage debt and amortization of deferred financing costs on our revolving credit facility. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest, and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income	$19,156	$20,505	$88,811	$76,364
FFO applicable to diluted common shareholders(1)	40,000	34,773	152,131	102,166
Cash NOI(2)	60,807	52,867	175,355	157,590
Same-property cash NOI(2)	47,812	46,017	142,978	136,527
(1) Refer to page 33 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 32 for a reconciliation to the nearest GAAP measure.

Significant Development/Redevelopment Activity

The Company had 16 active development, redevelopment or anchor repositioning projects with total estimated costs of $199.4 million, of which $90.0 million (or 45%) has been incurred as of September 30, 2017. As of September 30, 2017, the Company had completed projects at six properties for a total investment of $36.5 million.

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

On January 17, 2017, we acquired the leasehold interest in the Shops at Bruckner for $32.3 million, consisting of the assumption of the existing debt of $12.6 million and $19.4 million of cash. The property is a 114,000 sf retail center in the Bronx, NY directly across from our 376,000 sf Bruckner Commons shopping center. We own the land under the Shops at Bruckner and had been leasing it to the seller under a ground lease that ran through September 2044. Concurrent with the acquisition, we wrote-off the unamortized intangible liability balance related to the below-market ground lease as well as the existing straight-line receivable balance. As a result, we recognized $39.2 million of income from acquired leasehold interest in the nine months ended September 30, 2017. Transaction costs associated with this acquisition were $0.3 million.

On February 2, 2017, we acquired Hudson Mall, a 383,000 sf retail center in Jersey City, NJ adjacent to our existing Hudson Commons shopping center. Consideration for this purchase consisted of the assumption of the existing debt of $23.8 million and $19.9 million of cash. Transaction costs associated with this acquisition were $0.6 million.

On May 24 and 25, 2017, we acquired a portfolio of seven retail assets (the "Portfolio”) comprising 1.5 million sf of gross leasable area, predominantly in the New York City metropolitan area, for $325 million. The Portfolio was privately owned for more than three decades and was 83% leased as of the date of acquisition. Consideration for this purchase consisted of the issuance of $122 million in OP units, the assumption of $33 million of existing mortgage debt, the issuance of $126 million of non-recourse, secured mortgage debt and $44 million of cash. The total number of OP units issued was 4.5 million at a value of $27.02 per unit. Transaction costs associated with this acquisition were $10.2 million.

On June 30, 2017, we completed the sale of our property previously classified as held for sale in Eatontown, NJ, for $4.8 million, net of selling costs. Prior to the sale, the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $3.5 million was recognized during the nine months ended September 30, 2017. Our determination of fair value was based on the executed contract of sale with the third-party buyer.

On September 8, 2017, we completed the sale of excess land in Kearny, NJ for $0.3 million, resulting in a gain of $0.2 million.

On June 9, 2016, we completed the sale of a shopping center located in Waterbury, CT for $21.6 million, resulting in a gain of $15.6 million. During the three and nine months ended September 30, 2016, there were no acquisitions.

Significant Debt and Equity Activity

Debt Activity

During May of 2017, $126 million of non-recourse, secured debt was obtained in connection with the funding of the Portfolio acquisition. The mortgages are scheduled to mature beginning in 2022 through 2027. In addition, we assumed a $33 million existing mortgage in connection with the acquisition of Yonkers Gateway Center on May 24, 2017. The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.9 million of unamortized debt premium as of September 30, 2017.

On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million with a 10-year fixed rate mortgage, at 4.18%. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the nine months ended September 30, 2017 comprised of a $1.2 million prepayment penalty and write-off of $0.1 million of unamortized deferred financing fees on the original loan.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 15 basis points which is expensed within interest and debt expense as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement.

During June 2016, in connection with the sale of a shopping center located in Waterbury, CT, we prepaid $21.2 million of our cross collateralized mortgage loan to release the property from the mortgage and maintain compliance with covenant requirements.

On March 30, 2015, we notified the lender that due to tenants vacating the Englewood shopping center, the property’s operating cash flow would be insufficient to pay its debt service. As of September 30, 2017, we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property.

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

On May 10, 2017, the Company issued 7.7 million common shares of beneficial interest in an underwritten public offering pursuant to the Company’s effective shelf registration statement previously filed on Form S-3 (File No. 333-212951) with the SEC on August 5, 2016. This offering generated cash proceeds of $193.5 million, net of $1.3 million of issuance costs. We intend to use the proceeds of this offering for development and redevelopment projects and for general corporate purposes including potential acquisitions that may be identified in the future.

On August 4, 2017, the Company issued 6.25 million common shares of beneficial interest to a large institutional investor at a net price of $24.80 per share, pursuant to the Company’s effective shelf registration statement previously filed on Form S-3 (File No. 333-212951) with the SEC on August 5, 2016. The issuance was a direct sale with no underwriter or placement agent such that net cash proceeds to the Company were $155 million.

An equivalent number of common units were issued by the Operating Partnership to the Company in connection with the Company’s issuance of common shares of beneficial interest, as discussed above. The Operating Partnership issued 1.8 million OP units in connection with the acquisition of Yonkers Gateway Center on January 4, 2017 at a value of $27.09 per unit. On May 24 and 25, 2017, the Operating Partnership issued 2.6 million OP units and 1.9 million OP units, respectively, in connection with the Portfolio acquisition at a value of $27.02 per unit.
Other equity activity during the nine months ended September 30, 2017 included: (i) 137,259 stock options granted, (ii) 104,698 restricted shares granted, (iii) 31,734 LTIP units granted, (iv) 53,236 restricted shares vested, (v) 16,789 LTIP units vested, (vi) 11,760 2015 OPP LTIP units forfeited, (vii) 5,879 stock options forfeited, and (viii) 5,251 restricted shares forfeited.

Comparison of the Three Months Ended September 30, 2017 to September 30, 2016
Net income for the three months ended September 30, 2017 was $19.2 million, compared to net income of $20.5 million for the three months ended September 30, 2016. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2017 as compared to the same period of 2016:

	For the Three Months ended September 30,
(Amounts in thousands)	2017	2016	$ Change
Total revenue	$94,101	$79,973	$14,128
Property operating expenses	11,402	9,897	1,505
Depreciation and amortization	20,976	14,435	6,541
Real estate taxes	15,872	12,729	3,143
Casualty and impairment loss	2,170	—	2,170
Interest and debt expense	14,637	12,766	1,871
Interest income	719	176	543
Provision for doubtful accounts	575	149	426
Total revenue increased by $14.1 million to $94.1 million in the third quarter of 2017 from $80.0 million in the third quarter of 2016. The increase is primarily attributable to:

•	$7.6 million increase as a result of acquisitions net of dispositions that closed since September 2016;

•	$4.1 million net increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects;

•	$2.8 million net increase in property rentals due to rent commencements and contractual rent increases, partially offset by

•	$0.4 million decrease in other income due to lower tenant bankruptcy settlement income received during the third quarter of 2017.
Property operating expenses increased by $1.5 million to $11.4 million in the third quarter of 2017 from $9.9 million in the third quarter of 2016. The increase is primarily attributable to an increase in common area maintenance expenses as a result of acquisitions that closed since September 2016.

Depreciation and amortization increased by $6.5 million to $21.0 million in the third quarter of 2017 from $14.4 million in the third quarter of 2016. The increase is primarily attributable to:

•	$6.3 million increase as a result of acquisitions net of dispositions that closed since September 2016;

•	$0.6 million increase from development projects and tenant improvements placed into service since September 2016, partially offset by

•	$0.4 million in-place lease write-off due to a tenant vacating during the third quarter of 2016.
Real estate taxes increased by $3.2 million to $15.9 million in the third quarter of 2017 from $12.7 million in the third quarter of 2016. The increase is primarily attributable to:

•	$2.4 million increase as a result of acquisitions net of dispositions that closed since September 2016;

•	$0.5 million increase due to higher assessed values and tax refunds received in 2016; and

•	$0.2 million increase due to additional real estate taxes capitalized in the third quarter of 2016 related to space taken out of service for development and redevelopment projects.
The Company recognized a casualty loss of $2.2 million in the third quarter of 2017 to write-off the estimated net book value of the fixed assets damaged by Hurricane Maria in Puerto Rico.
Interest and debt expense increased by $1.8 million to $14.6 million in the third quarter of 2017 from $12.8 million in the third quarter of 2016. The increase is primarily attributable to interest from loans issued and assumed on acquisitions closed since September 2016 as well as the increased loan balance from the refinancing of the mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ.
Interest income increased by $0.5 million to $0.7 million in the third quarter of 2017 from $0.2 million in the third quarter of 2016. The increase is primarily attributable to an increase in the cash balance due to multiple equity offerings since September 2016.
Provision for doubtful accounts increased by $0.4 million to $0.6 million in the third quarter of 2017 from $0.2 million in the third quarter of 2016. The increase is primarily attributable to an increase in reserves due to tenant bankruptcies.

Comparison of the Nine Months Ended September 30, 2017 to September 30, 2016
Net income for the nine months ended September 30, 2017 was $88.8 million, compared to net income of $76.4 million for the nine months ended September 30, 2016. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2017 as compared to the same period of 2016:

	For the Nine Months ended September 30,
(Amounts in thousands)	2017	2016	$ Change
Total revenue	$309,666	$242,498	$67,168
Property operating expenses	35,858	32,596	3,262
General and administrative expenses	22,720	20,873	1,847
Depreciation and amortization	60,505	41,908	18,597
Real estate taxes	43,975	38,701	5,274
Casualty and impairment loss	5,637	—	5,637
Gain on sale of real estate	202	15,618	(15,416)
Interest and debt expense	41,379	39,015	2,364
Loss on extinguishment of debt	1,274	—	1,274
Income tax expense	942	349	593
Total revenue increased by $67.2 million to $309.7 million in the nine months ended September 30, 2017 from $242.5 million in the nine months ended September 30, 2016. The increase is primarily attributable to:

•
$39.2 million in income from acquired leasehold interest due to the write-off of the unamortized intangible liability related to the below-market ground lease acquired and existing straight-line receivable balance in connection with the acquisition of the ground lease at Shops at Bruckner;

•	$13.8 million increase as a result of acquisitions net of dispositions that closed since September 2016;

•	$9.3 million increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects;

•
$6.2 million increase in property rentals due to rent commencements, contractual rent increases and an increase in percentage rental income, net of tenant vacancies primarily at properties undergoing development, partially offset by

•	$1.3 million decrease in other income due to a decrease in tenant bankruptcy settlement income received during 2017.
Property operating expenses increased by $3.3 million to $35.9 million in the nine months ended September 30, 2017 from $32.6 million in the nine months ended September 30, 2016. The increase is primarily attributable to an increase in common area maintenance expenses as a result of acquisitions that closed since September 2016.
General and administrative expenses increased by $1.8 million to $22.7 million in the nine months ended September 30, 2017 from $20.9 million in the nine months ended September 30, 2016. The increase is primarily attributable to:

•	$1.6 million net increase in employment costs including $1.1 million increase in stock compensation expense and $0.5 million severance expense; and

•	$0.2 million net increase in legal, other professional fees and costs related to information technology.
Depreciation and amortization increased by $18.6 million to $60.5 million in the nine months ended September 30, 2017 from $41.9 million in the nine months ended September 30, 2016. The increase is primarily attributable to:

•	$12.0 million increase as a result of acquisitions net of dispositions that closed since September 2016;

•
$4.4 million increase in amortization of in-place leases as a result of the write-off of the existing intangible assets at Yonkers Gateway Center upon acquisition of the remaining fee and leasehold interests;

•	$2.6 million increase from development projects and tenant improvements placed into service since September 2016, partially offset by

•	$0.4 million in-place lease write-off due to a tenant vacating during the third quarter of 2016.
Real estate taxes increased by $5.3 million to $44.0 million in the nine months ended September 30, 2017 from $38.7 million in the nine months ended September 30, 2016. The increase is primarily attributable to:

•	$3.4 million increase as a result of acquisitions net of dispositions that closed since September 2016;

•	$1.6 million increase due to higher assessed values and tax refunds received in 2016; and

•	$0.3 million increase due to additional real estate taxes capitalized in the third quarter of 2016 related to space taken out of service for development and redevelopment projects.
Casualty and impairment losses of $5.6 million were recognized in the nine months ended September 30, 2017 as a result of the following events:

•
$3.5 million real estate impairment loss on our property previously classified as held for sale in Eatontown, NJ, due to the book value of this property exceeding its fair value less costs to sell. The Company’s determination of fair value was based on the executed contract of sale with the third-party buyer less selling costs; and

•	$2.2 million casualty loss in the third quarter of 2017 to write-off the estimated net book value of the fixed assets damaged by Hurricane Maria in Puerto Rico.
Gain on sale of real estate decreased by $15.4 million to $0.2 million in the nine months ended September 30, 2017 from $15.6 million in the nine months ended September 30, 2016. The decrease is primarily attributable to:

•	$15.6 million gain on sale of real estate in the nine months ended September 30, 2016 as a result of the sale of our property in Waterbury, CT on June 9, 2016, offset by

•	$0.2 million gain on sale of real estate in the nine months ended September 30, 2017 as a result of the sale of excess land at our property in Kearny, NJ on September 8, 2017.
Interest and debt expense increased $2.4 million to $41.4 million in the nine months ended September 30, 2017 from $39.0 million in the nine months ended September 30, 2016. The increase is primarily attributable to:

•	$2.9 million increase of interest from loans issued and assumed on acquisitions closed since September 2016, partially offset by

•	$0.5 million interest decrease due to a lower mortgage payable balance as a result of principal payments of our cross-collateralized mortgage loan.
Loss on extinguishment of debt of $1.3 million in the nine months ended September 30, 2017 was recognized as a result of the refinancing of our mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ. The loss on extinguishment of debt is comprised of a $1.2 million prepayment penalty and $0.1 million of unamortized deferred financing fees on the original loan.
Income tax expense increased by $0.6 million resulting in income tax expense of $0.9 million in the nine months ended September 30, 2017 from $0.3 million of expense in the nine months ended September 30, 2016 as a result of a $0.6 million reduction to the accrued income tax liability recorded in the second quarter of 2016.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 75 properties for the three and nine months ended September 30, 2017 and 2016. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, under contract to be sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

We calculate same-property cash NOI using net income as defined by GAAP reflecting only those income and expense items that are incurred at the property level, adjusted for the following items: lease termination fees, bankruptcy settlement income, non-cash rental income and ground rent expense and income or expenses that we do not believe are representative of ongoing operating results, if any.

The most directly comparable GAAP financial measure to cash NOI is net income. Cash NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. We calculate cash NOI by adjusting GAAP operating income to add back depreciation and amortization expense, general and administrative expenses, casualty and real estate impairment losses and non-cash ground rent expense, and deduct non-cash rental income resulting from the straight-lining of rents and amortization of acquired below market leases net of above market leases.

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
Same-property cash NOI increased by $1.8 million, or 3.9%, for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 and by $6.5 million, or 4.7%, for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.

The following table reconciles net income to cash NOI and same-property cash NOI for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income	$19,156	$20,505	$88,811	$76,364
Add: income tax expense	318	319	942	349
Income before income taxes	19,474	20,824	89,753	76,713
Interest income	(719)	(176)	(1,182)	(520)
Gain on sale of real estate	(202)	—	(202)	(15,618)
Interest and debt expense	14,637	12,766	41,379	39,015
Loss on extinguishment of debt	—	—	1,274	—
Operating income	33,190	33,414	131,022	99,590
Depreciation and amortization	20,976	14,435	60,505	41,908
Casualty and impairment loss	2,170	—	5,637	—
General and administrative expense	6,930	6,618	22,720	20,873
Transaction costs	95	223	278	307
NOI	63,361	54,690	220,162	162,678
Less: non-cash revenue and expenses	(2,554)	(1,823)	(44,807)	(5,088)
Cash NOI(1)	60,807	52,867	175,355	157,590
Adjustments:
Cash NOI related to properties being redeveloped(1)	(6,158)	(5,809)	(18,580)	(16,667)
Cash NOI related to properties acquired, disposed, or in foreclosure(1)	(6,357)	(164)	(11,987)	(1,134)
Management and development fee income from non-owned properties	(369)	(375)	(1,199)	(1,356)
Tenant bankruptcy settlement income	(115)	(545)	(628)	(2,035)
Other(2)	4	43	17	129
Subtotal adjustments	(12,995)	(6,850)	(32,377)	(21,063)
Same-property cash NOI	$47,812	$46,017	$142,978	$136,527
(1) Cash NOI is calculated as total property revenues less property operating expenses, excluding the net effects of non-cash rental income and non-cash ground rent expense.
(2) Other adjustments include revenue and expense items attributable to non-same properties and corporate activities.

Funds From Operations
FFO for the three and nine months ended September 30, 2017 was $40.0 million and $152.1 million, respectively, compared to $34.8 million and $102.2 million, respectively, for the three and nine months ended September 30, 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016
Net income	$19,156	$20,505	$88,811	$76,364
Less (net income) attributable to noncontrolling interests in:
Operating partnership	(1,967)	(1,239)	(7,431)	(4,594)
Consolidated subsidiaries	(11)	(1)	(33)	1
Net income attributable to common shareholders	17,178	19,265	81,347	71,771
Adjustments:
Gain on sale of real estate	—	—	—	(15,618)
Rental property depreciation and amortization	20,855	14,269	59,886	41,419
Real estate impairment loss	—	—	3,467	—
Limited partnership interests in operating partnership(1)	1,967	1,239	7,431	4,594
FFO applicable to diluted common shareholders	$40,000	$34,773	$152,131	$102,166
(1) Represents earnings allocated to LTIP and OP unit holders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented. FFO applicable to diluted common shareholders calculations includes earnings allocated to LTIP and OP unit holders. For the nine months ended September 30, 2017 calculation, the weighted average share total includes the redeemable shares outstanding as their inclusion is dilutive. For the three months ended September 30, 2017 and the three and nine months ended September 30, 2016, the respective weighted average share totals are excluded because their inclusion is anti-dilutive.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for each of the first three quarters of 2017, or an annual rate of $0.88. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

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

At September 30, 2017, we had cash and cash equivalents of $380.4 million and no amounts drawn on our line of credit. On March 7, 2017, we amended and extended our line of credit. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options.

On May 10, 2017, the Company issued 7.7 million common shares of beneficial interest in an underwritten public offering pursuant to the Company’s effective shelf registration statement previously filed on Form S-3 (File No. 333-212951) with the SEC on August 5, 2016. This offering generated cash proceeds of $193.5 million, net of $1.3 million of issuance costs.

On August 4, 2017, the Company issued 6.25 million common shares of beneficial interest to a large institutional investor at a net price of $24.80 per share, pursuant to the Company’s effective shelf registration statement previously filed on Form S-3 (File No. 333-212951) with the SEC on August 5, 2016. The issuance was a direct sale with no underwriter or placement agent such that net cash proceeds to the Company were $155 million.

In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of September 30, 2017, $241.3 million of common shares remained available for issuance under this ATM equity program and there were no common shares issued under the ATM equity program during the nine months ended September 30, 2017. From September 2016 to December 31, 2016, the Company issued 307,342 common shares at a weighted average price of $28.45 under its ATM equity program, generating cash proceeds of $8.7 million. We paid $0.1 million of commissions to distribution agents and $0.4 million in additional offering expenses related to the issuance of these common shares. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.
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

Summary of Cash Flows
Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	Increase (Decrease)
Net cash provided by operating activities	$114,498	$99,183	$15,315
Net cash used in investing activities	(262,329)	(27,730)	(234,599)
Net cash provided by (used in) financing activities	396,403	(92,127)	488,530
Cash and cash equivalents including restricted cash was $388.8 million at September 30, 2017, compared to $140.2 million as of December 31, 2016, an increase of $248.6 million. Net cash provided by operating activities of $114.5 million for the nine months ended September 30, 2017 was comprised of $119.7 million of cash from operating income and a net decrease of $5.2 million in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities. Net cash used in investing activities of $262.3 million for the nine months ended September 30, 2017 was comprised of (i) $211.4 million of acquisitions of real estate and (ii) $55.9 million of real estate development and capital improvements, offset by (iii) $5.0 million of proceeds from sale of real estate. Net cash provided by financing activities of $396.4 million for the nine months ended September 30, 2017 was comprised of (i) $348.2 million proceeds from the issuance of common shares and (ii) $225.5 million proceeds from borrowings, offset by (iii) $88.6 million for debt repayments, (iv) $77.1 million of distributions paid to common shareholders and unitholders of the Operating Partnership, (v) $11.3 million of debt issuance costs, and (vi) $0.3 million of taxes withheld on vested restricted units.

Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and maturities as of September 30, 2017.

		Interest Rate at	Principal Balance at
(Amounts in thousands)	Maturity	September 30, 2017	September 30, 2017
Cross-collateralized mortgage loan:
Fixed Rate	9/10/2020	4.39%	$507,993
Variable Rate(1)	9/10/2020	2.59%	38,756
Total cross collateralized			546,749
First mortgages secured by:
Englewood(3)	10/1/2018	6.22%	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	86,383
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000
Plaza at Cherry Hill(8)	5/24/2022	2.84%	28,930
Westfield - One Lincoln(8)	5/24/2022	2.84%	4,730
Plaza at Woodbridge(8)	5/25/2022	2.84%	55,340
Bergen Town Center	4/8/2023	3.56%	300,000
Shops at Bruckner(6)	5/1/2023	3.90%	12,304
Hudson Mall(7)	12/1/2023	5.07%	25,170
Yonkers Gateway Center(9)	4/6/2024	4.16%	33,601
Las Catalinas	8/6/2024	4.43%	130,000
North Bergen (Tonnelle Avenue)(5)	4/1/2027	4.18%	100,000
Manchester Plaza	6/1/2027	4.32%	12,500
Millburn Gateway Center	6/1/2027	3.97%	24,000
Mount Kisco (Target)(4)	11/15/2034	6.40%	14,562
Total mortgages payable			1,415,806
Unamortized debt issuance costs			(7,740)
Total mortgages payable, net of unamortized debt issuance costs			$1,408,066

(1)	Subject to a LIBOR floor of 1.00%, bears interest at LIBOR plus 136 bps.

(2)	As part of the planned redevelopment of Montehiedra Town Center, we committed to fund $20.0 million for leasing and capital expenditures which has been fully funded as of September 30, 2017.

(3)
On March 30, 2015, we notified the lender that due to tenants vacating, the property’s operating cash flow would be insufficient to pay its debt service. As of September 30, 2017, we were in default and the property was transferred to receivership. Urban Edge no longer manages the property but will remain its title owner until the receiver disposes of the property. We have determined this property is held in a VIE for which we are the primary beneficiary. Accordingly, as of September 30, 2017 we consolidated Englewood and its operations. The consolidated balance sheet included total assets and liabilities of $12.4 million and $14.6 million, respectively.

(4)
The mortgage payable balance on the loan secured by Mount Kisco (Target) includes $1.0 million and $1.1 million of unamortized debt discount as of September 30, 2017 and December 31, 2016. The effective interest rate including amortization of the debt discount is 7.26% as of September 30, 2017.

(5)
On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million with a 10-year fixed rate mortgage, at 4.18%. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the nine months ended September 30, 2017 comprised of a $1.2 million prepayment penalty and write-off of $0.1 million of unamortized deferred financing fees on the original loan.

(6)	On January 17, 2017, we assumed the existing mortgage secured by the Shops at Bruckner in connection with our acquisition of the property’s leasehold interest.

(7)
On February 2, 2017, we assumed the existing mortgage secured by Hudson Mall in connection with our acquisition of the property. The mortgage payable balance on the loan secured by Hudson Mall includes $1.6 million of unamortized debt premium as of September 30, 2017. The effective interest rate including amortization of the debt premium is 3.37% as of September 30, 2017.

(8)	Bears interest at one month LIBOR plus 160 bps.

(9)
Reflects the $33 million existing mortgage assumed in connection with the acquisition of Yonkers Gateway Center on May 24, 2017. The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.9 million of unamortized debt premium as of September 30, 2017. The effective interest rate including amortization of the debt premium is 1.77% as of September 30, 2017.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of September 30, 2017. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2017, we were in compliance with all debt covenants.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.15% and we are required to pay an annual facility fee of 15 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants, including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement.

Capital Expenditures

The following summarizes capital expenditures presented on a cash basis for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
(Amounts in thousands)	2017	2016
Capital expenditures:
Development and redevelopment costs	$39,781	$38,835
Capital improvements	4,237	4,081
Tenant improvements and allowances	4,877	2,752
Total capital expenditures	$48,895	$45,668
As of September 30, 2017, we had approximately $199.4 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $36.5 million of completed projects, an increase of $44.2 million from $191.7 million of projects as of December 31, 2016. We have advanced these projects $40.3 million since December 31, 2016 and anticipate that these projects will require an additional $114.4 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, borrowings under our line of credit and/or using secured debt, or issuing equity.

Commitments and Contingencies
Loan Commitments
In January 2015, we completed a modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and other capital expenditures which has been fully funded as of September 30, 2017.

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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall on Puerto Rico and damaged our two properties. The Company estimates it will spend approximately $6.5 million repairing its properties and expects insurance proceeds to cover these costs in addition to business interruption losses, subject to applicable deductibles estimated to be approximately $2.5 million. Based on management’s estimates, which are subject to change, the Company recognized a $2.2 million charge reflecting the net book value of assets damaged during the third quarter.
All anchor tenants are open for business with the exception of Marshalls at Montehiedra, which requires substantial restoration work. The Company has made significant progress remediating the damage to its assets, but full operations, particularly with respect to the interior of each mall, will not resume until power is restored on a continuous basis, the timing of which is uncertain and outside the Company’s control.
The Company has comprehensive, all-risk property and rental value insurance coverage on these properties, including business interruption, with a limit of $139 million per occurrence and in the aggregate and with sub-limits for certain perils such as floods, earthquakes, civil authority and service interruption. Our deductible for windstorm is 2% of total insured value and business interruption coverage has a deductible equal to three days of cessation of operations. No determination has been made as to the total amount or timing of insurance payments that may be received as a result of the hurricane.
The Company has received a $1.0 million cash advance from its insurance provider for the business interruption caused to these properties. Approximately $0.5 million of the advance is included in property rentals on our consolidated statement of income which offsets rent abatements due to tenants in September. The remaining $0.5 million is recorded as deferred revenue and is included in accounts payable and accrued expenses on our consolidated balance sheet as of September 30, 2017 and will be recognized as earned in subsequent periods.
As of September 30, 2017, the Company has individual, non-recourse mortgages on each of the properties as follows: a $116.4 million mortgage, comprised of a senior and junior loan, maturing in July 2021 secured by the Montehiedra Town Center and a $130.0 million mortgage maturing in August 2024 secured by the Las Catalinas Mall.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we have accrued costs of $1.2 million and $1.3 million on our consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively, for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, $0.1 million has currently been expended during the nine months ended September 30, 2017 and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our base rent is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the impacted stores may close prior to lease expiration. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. During September 2017, Toys “R” Us filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. As of September 30, 2017, the Company had leases with Toys “R” Us at nine locations with annualized base rent of $5.0 million. We are unable to estimate the outcome of the bankruptcy proceedings at this time. We are not aware of any additional bankruptcies or announced store closings by any tenants in our shopping centers that would individually cause a material reduction in our revenues.

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
We do not have any off-balance sheet arrangements as of September 30, 2017 or December 31, 2016.

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

	2017					2016
(Amounts in thousands)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$127,756		2.76%	$1,278	(2)	$38,756		2.36%
Fixed Rate	1,288,050		4.25%	—		1,166,804		4.26%
	$1,415,806	(1)		$1,278		$1,205,560	(1)
(1) Excludes unamortized debt issuance costs of $7.7 million and $8.0 million as of September 30, 2017 and December 31, 2016, respectively.
(2) The variable rate portion of our cross-collateralized debt is subject to a LIBOR floor of 1% such that a change in base rates may not have a corresponding impact on the actual borrowing rate.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2017, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2017, the estimated fair value of our consolidated debt was $1.4 billion.

Other Market Risks

As of September 30, 2017, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2017 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2017, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three and nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three and nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Urban Edge Properties
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.

Urban Edge Properties LP
(a) Not applicable.
(b) Not applicable.
(c) Not applicable.

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

Date: November 1, 2017

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: November 1, 2017