Form 10-K
period 2017-12-31
Urban Edge Properties; Urban Edge Properties LP
filed 2018-02-14
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2017
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
Urban Edge Properties ☒                Urban Edge Properties LP ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Urban Edge Properties:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐
Urban Edge Properties LP:

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒	Smaller Reporting Company ☐	Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act.
Urban Edge Properties ☐                   Urban Edge Properties LP ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒
As of June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Shares held by nonaffiliates of the Registrant was approximately $2.5 billion based upon the last reported sale price of $23.73 per share on the New York Stock Exchange on such date.
As of January 31, 2018, Urban Edge Properties had 113,824,653 common shares outstanding. There is no public trading market for the common units of Urban Edge Properties LP. As a result, the aggregate market value of the common units held by non-affiliates of Urban Edge Properties LP cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Urban Edge Properties’ definite proxy statement for the 2018 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of December 31, 2017, UE owned an approximate 89.9% ownership interest in UELP. The remaining approximate 10.1% interest is owned by limited partners. The other limited partners of UELP are Vornado Realty L.P., members of management, our Board of Trustees, and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
The Company believes it is important to understand the few differences between UE and UELP in the context of how UE and UELP operate as a consolidated company. The financial results of UELP are consolidated into the financial statements of UE. UE does not have any other significant assets, liabilities or operations, other than its investment in UELP, nor does it have employees of its own. UELP, not UE, generally executes all significant business relationships other than transactions involving the securities of UE. UELP holds substantially all of the assets of UE. UELP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by UE, which are contributed to the capital of UELP in exchange for units of limited partnership in UELP, as applicable, UELP generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under the revolving credit agreement, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties.
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

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2017

PART I - FINANCIAL INFORMATION

ITEM 1.	BUSINESS
The Company

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that manages, develops, redevelops, and acquires retail real estate, primarily in the New York metropolitan area. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate and other assets. UE and UELP were created in 2014 to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business (the “UE Business”), and separated from Vornado in January 2015. Our portfolio currently comprises 85 shopping centers, four malls and a warehouse park totaling approximately 16.7 million square feet with a consolidated occupancy rate of 96.3%.
Unless the context otherwise requires, “we”, “us” and “our” refer to UE after giving effect to the transfer of the UE Business from Vornado, and for periods prior to such transfer, refer to the UE Business while owned by Vornado.
The Company reviews operating and financial information for each property on an individual basis. Segment information is prepared on the same basis, and therefore, each property represents an individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the economics of the properties, tenants and operational processes.

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the TCJA (defined below) for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated and combined statements of income.

Company Strategies

Our goal is to be a leading owner of retail real estate in and on the edges of major urban markets, principally in the New York metropolitan area. We believe urban markets offer attractive investment opportunities resulting from a unique interplay of demographic, supply/demand and redevelopment/development trends. To achieve this goal, our primary strategies include:

Maximizing the value of existing properties through proactive management. We intend to maximize the value of each of our assets through comprehensive, proactive management encompassing: continuous asset evaluation for highest-and-best-use; efficient and cost-conscious day-to-day operations that minimize retailer operating expense and enhance property quality; and targeted leasing to the most desirable tenants. Leasing is a critical value-creation function that includes:

•	Monitoring retailer sales, merchandising, store operations, timeliness of payments, overall financial condition and related factors;

•	Being constantly aware of each asset’s competitive position and making physical improvements or adjusting merchandising if circumstances warrant;

•	Continuously canvassing trade areas to identify unique operators that can distinguish a property and enhance its offerings;

•	Maintaining regular contact with the brokerage community to stay abreast of new merchants, potential relocations, new supply and overall trade area dynamics;

•	Conducting regular portfolio reviews with key merchants;

•	Building and nurturing broad and deep relationships with retailer decision-makers;

•	Focusing on spaces with below-market leases that might be recaptured;

•	Understanding the impact of options, exclusives, co-tenancy and other restrictive lease provisions; and

•	Optimizing required capital investment in every transaction.

Actively investing. We intend to redevelop existing properties and to acquire properties in target markets. Each investment must meet our criteria for risk-adjusted return and for overall quality compared to our existing portfolio.

Investment considerations include:

•	Geography: We focus primarily on the New York metropolitan area and secondarily on the Washington, DC to Boston corridor.

•
Product: We generally seek retail properties that offer local communities necessity and convenience-oriented retailers. We also seek large shopping centers, preferably with a supermarket, where demographics and supply constraints provide attractive financial dynamics.

•
Tenancy: We consider tenant mix, sales performance and related occupancy cost, lease term, lease provisions, omni-channel capabilities, susceptibility to e-commerce disruption and other factors. Our tenant base comprises a diverse group of merchants including department stores, supermarkets, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. We believe that this diversification provides stability to our cash flows as no specific retail category constitutes more than 20% of our portfolio’s annual base rental revenue and no one retailer contributed more than 6% of our annual base rental revenue in 2017.

•	Rent: We consider existing rents relative to market rents and target submarkets that have potential for market rent growth as evidenced by strong retailer performance.

•
Competition and Barriers-to-Entry: We seek assets in underserved, high barrier-to-entry markets in densely populated, affluent trade areas. We believe that properties located in such markets present more attractive risk-return profile relative to other markets. We intend to invest in our existing core markets, and, over time, may expand into new markets that have similar characteristics.

•	Access and Visibility: We seek assets with convenient access and good visibility.

•	Physical Condition: We consider aesthetics, functionality, building and site conditions and environmental matters in evaluating asset quality.
Constantly evaluating our portfolio and, where appropriate, engaging in selective dispositions. We intend to regularly evaluate each property and, where appropriate, dispose of those properties that do not meet our investment criteria. We intend to reinvest the proceeds from any dispositions into redevelopment, development and acquisitions, or we may use such funds to reduce outstanding debt.

Maintaining capital discipline. We intend to keep our balance sheet flexible and capable of supporting growth. We expect to generate increasing levels of cash flow from internally generated funds and to have substantial borrowing capacity under our existing revolving credit agreement and from potential secured debt financing on our existing assets.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2017, 2016 and 2015. The Home Depot is our largest tenant and accounted for approximately $22.3 million, or 5.5% of our total revenue for the year ended December 31, 2017.

Employees

Our headquarters are located at 888 Seventh Avenue, New York, NY 10019. As of December 31, 2017, we had 120 employees.

Available Information

Copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, are available free of charge through our website (www.uedge.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on

Form 10-K. Copies of our filings under the Securities Exchange Act of 1934 are also available free of charge from us, upon request.
Supplement to Material U.S. Federal Income Tax Consequences
This summary supplements and updates the discussion contained under the caption “Material U.S. Federal Income Tax Consequences” in the prospectus dated August 5, 2016, contained in our Registration Statement on Form S-3 filed with the SEC on August 5, 2016, should be read in conjunction therewith and is subject to the qualifications set forth therein. This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.
Recent Legislation
The recently enacted Tax Cuts and Jobs Act (the “TCJA”), generally applicable for tax years beginning after December 31, 2017, made significant changes to the Code, including a number of provisions of the Code that affect the taxation of businesses and their owners, including REITs and their stockholders, and, in certain cases, that modify the tax rules discussed in the accompanying prospectus.
Among other changes, the TCJA made the following changes:

•
For tax years beginning after December 31, 2017 and before January 1, 2026, (i) the U.S. federal income tax rates on ordinary income of individuals, trusts and estates have been generally reduced and (ii) non-corporate taxpayers are permitted to take a deduction for certain pass-through business income, including dividends received from REITs that are not designated as capital gain dividends or qualified dividend income, subject to certain limitations.

•
The maximum U.S. federal income tax rate for corporations has been reduced from 35% to 21%, and corporate alternative minimum tax has been eliminated for corporations, which would generally reduce the amount of U.S. federal income tax payable by our taxable REIT subsidiaries (“TRSs”) and by us to the extent we were subject to corporate U.S. federal income tax (for example, if we distributed less than 100% of our taxable income or recognized built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are treated as attributable to gain from the sale or exchange of a U.S. real property interest is reduced from 35% to 21%.

•	Certain new limitations on the deductibility of interest expense now apply, which limitations may affect the deductibility of interest paid or accrued by us or our TRSs.

•	Certain new limitations on net operating losses now apply, which limitations may affect net operating losses generated by us or our TRSs.

•
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

•
New accounting rules generally require us to recognize income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

This summary does not purport to be a detailed discussion of the changes to U.S. federal income tax laws as a result of the enactment of the TCJA. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their stockholders. Investors are urged to consult their own tax advisors regarding the effect of the TCJA based on their particular circumstances.

ITEM 1A. RISK FACTORS
You should carefully consider the following risks and other material in this information statement in evaluating the Company and our common shares. Any of the following risks could materially and adversely affect our business, results of operations and financial condition. These risks have been separated into three groups: (1) Risks Related to Our Business and Operations and to Our Status as a REIT, (2) Risks Related to Our Common Shares and (3) Risks Related to Our Organization and Structure.

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

There are inherent risks associated with real estate investments and the real estate industry, particularly retail real estate, each of which could have an adverse impact on our financial performance and the value of our properties.
Real estate investments are subject to various risks, many of which are beyond our control. Our operating and financial performance and the value of our properties can be affected by many of these risks, including, but not limited to, the following:

•	the convenience and quality of competing retail properties and other retailing platforms such as e-commerce;

•	local real estate conditions, such as an oversupply of retail space or a reduction in demand for retail space, resulting in vacancies or compromising our ability to rent space on favorable terms;

•	adverse changes in the financial condition of tenants at our properties, including financial difficulties, lease defaults or bankruptcies;

•
national, regional and local economies, which may be negatively impacted by inflation, deflation, government deficits, high unemployment rates, severe weather or other natural disasters, decreased consumer confidence, industry slowdowns, reduced corporate profits, lack of liquidity and other adverse business conditions;

•	civil unrest, acts of war, terrorist attacks and natural or man-made disasters, including seismic activity and floods, which may result in uninsured and underinsured losses;

•
changes in the enforcement of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the Americans with Disabilities Act (“ADA”);

•	the illiquid nature of real estate investments, which may limit our ability to sell properties at the terms desired or at terms favorable to us;

•	competition for investment opportunities from other real estate investors with significant capital, including other REITs, real estate operating companies and institutional investment funds; and

•
fluctuations in interest rates and the availability and cost of financing, which could adversely affect our ability and the ability of potential buyers and tenants of our properties, to obtain financing on favorable terms or at all.

During a period of economic slowdown or recession, or the public perception that such a period may occur, declining demand for real estate could result in a general decline in rents or an increased incidence of defaults among our existing tenants, and, consequently, our properties may fail to generate revenues sufficient to meet operating, debt service and other expenses. As a result, we may have to borrow funds to cover fixed costs, and our cash flow, financial condition and results of operations could be adversely affected. As such, the market price of our common shares, and our ability to service debt obligations and pay dividends and other distributions to security holders could be adversely affected.

E-commerce may have an adverse impact on our tenants and our business.
E-commerce continues to gain in popularity and growth in internet sales is likely to continue in the future. E-commerce could result in a downturn in the business of some of our current tenants and could affect the way other current and future tenants lease space. For example, the migration towards e-commerce has led many omnichannel retailers to prune the number and size of their traditional “brick and mortar” locations to increasingly rely on e-commerce and alternative distribution channels. Many tenants also permit merchandise purchased on their websites to be picked up at, or returned to, their physical store locations, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them (particularly with respect to those tenants who pay rent based on a percentage of their in-store sales). We cannot predict with certainty how growth in e-commerce will impact the demand for space at our properties or how much revenue will be generated at traditional store locations in the future. If the shift towards e-commerce causes declines in the “brick and mortar” sales generated by our tenants and/or causes our tenants to reduce the size or number of their retail locations in the future, our cash flow, financial condition and results of operations could be materially and adversely affected.

Retail real estate is a competitive business.
Competition in the retail real estate industry is intense. We compete with a large number of public and private retail real estate companies, including property owners and developers. We compete with these companies to attract customers to our properties, as well as to attract anchor, non-anchor and other tenants. We also compete with these companies for development, redevelopment and acquisition opportunities. Other owners and developers may attempt to take existing tenants from our shopping centers by offering lower rents or other incentives to compel them to relocate. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

We depend on leasing space to tenants on economically favorable terms and on collecting rent from tenants who ultimately may not be able to pay.
Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. A majority of our income depends on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes and expenses of operating the property. Economic and/or competitive conditions may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. While demand for our retail spaces has been strong, there can be no assurance in our ability to maintain our occupancy levels on favorable terms. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis will decrease our income, funds available to pay indebtedness and funds available for distribution to shareholders. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs. During periods of economic adversity, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates, which could materially and adversely affect our cash flow, financial condition and results of operations.

We may be unable to renew leases or relet space as leases expire.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Properties that accounted for approximately 5.1% of our annualized base rent for the fiscal year ended December 31, 2017 were vacant as of December 31, 2017, excluding leases signed but not commenced. In addition, leases accounting for approximately 16% of our annualized base rent for the fiscal year ended December 31, 2017 are scheduled to expire within the next three years. Even if tenants do renew or we can relet the space, the terms of the renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and other distributions to security holders could be adversely affected.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time to time, some of our tenants have declared bankruptcy and other tenants may declare bankruptcy or become insolvent in the future. For example, in September 2017, Toys “R” Us, Inc. (“Toys “R” Us”), filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2017, we had leases with Toys “R” Us at nine locations with annualized base rent of $5.0 million. Additionally, Sears Holding Corporation and Staples, Inc. represent 2.0% and 1.5%, respectively, of our annualized base rent and each continued to close stores in 2017. Tenants who file bankruptcy have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our properties files bankruptcy and rejects its leases, we could experience a significant reduction in our revenues and we may not be able to collect all pre-petition amounts owed by that party, which may adversely affect our cash flow, financial condition and results of operations. The bankruptcy or insolvency of a major tenant at one of our properties could also negatively impact our ability to lease other existing or future vacancies in the property. In addition, our leases generally do not contain restrictions designed to ensure the ongoing creditworthiness of our tenants. The bankruptcy or insolvency of a major tenant could result in a lower level of net income, which may adversely affect our cash flow, financial condition and results of operations and decrease funds available to pay our indebtedness or make distributions to shareholders. See Part I, Item 2. “Properties” in this Annual Report on Form 10-K.

A significant number of our properties are located in the New York metropolitan area and are affected by the economic cycles there.
Because a significant number of our properties are located in the New York metropolitan area, we are particularly susceptible to adverse economic and other developments in that area. Notably, as of December 31, 2017, two of our New York metropolitan area properties in the aggregate generated in excess of 15% of our annualized base rent (The Outlets at Bergen Town Center and Tonnelle Commons in New Jersey). Collectively, our New York metropolitan area properties in the aggregate generated in excess of 70% of our annualized base rent as of December 31, 2017. Real estate markets are subject to economic downturns and we cannot predict the economic conditions in the New York metropolitan area in either the short-term or long-term. Poor economic or market conditions in the New York metropolitan area, may adversely affect our cash flow, financial condition and results of operations.

Risks related to Puerto Rico.
Our two malls in Puerto Rico make up approximately 10% of our Net Operating Income. Puerto Rico faces significant fiscal and economic challenges, including its government filing for bankruptcy protection in 2017. In addition, Hurricanes Irma and Maria placed significant, lasting stress on the island’s already strained economy and infrastructure. These factors have led to an ongoing emigration trend of Puerto Rico residents to the United States and elsewhere. The combination of these circumstances could result in less disposable income for the purchase of goods sold in our centers and the inability of merchants to pay rent and other charges. Any of these events could negatively impact our ability to lease space on terms and conditions we seek and could have a material adverse effect on our business and results of operations. As of December 31, 2017, the Company has individual, non-resource mortgages on each of its Puerto Rico properties as follows: a $116.2 million mortgage, comprised of a senior and junior loan, maturing in July 2021 secured by Montehiedra Town Center and a $130.0 million mortgage maturing in August 2024 secured by the Las Catalinas Mall.

Natural disasters could have a concentrated impact on us.
We own properties near the Atlantic Coast and in Puerto Rico which are subject to natural disasters such as hurricanes, floods and storm surges. We also have four properties in California that could be impacted by earthquakes. As a result, we could become subject to business interruption, significant losses and repair costs, such as those we experienced from Hurricane Maria, which damaged and caused the temporary closure of our two properties in Puerto Rico. The Company maintains comprehensive, all-risk property and rental value insurance coverage on our properties, however losses resulting from a natural disaster may be subject to a deductible or not fully covered and such losses could adversely affect our cash flow, financial condition and results of operations.

Some of our properties depend on anchor or major tenants and decisions made by these tenants, or adverse developments in the businesses of these tenants, could materially and adversely affect our business, results of operations and financial condition.
Some of our properties have anchor or major tenants that generally occupy larger spaces, sometimes pay a significant portion of a property’s total rent and often contribute to the success of other tenants by drawing customers to a property. If an anchor or major tenant closes, such closure could adversely affect the property even if the tenant continues to pay rent due to the loss of the anchor or major tenant’s drawing power. Additionally, closure of an anchor or major tenant could result in lease terminations by, or reductions in rent from, other tenants if the other tenants’ leases have co-tenancy clauses that permit cancellation or rent reduction if an anchor tenant closes. Retailer consolidation, store rationalization, competition from internet sales and general economic conditions may decrease the number of potential tenants available to fill available anchor tenant spaces. As a result, in the event one or more anchor tenants were to leave one or more of our centers, we cannot be sure that we would be able to lease the vacant space on equivalent terms or at all. In addition, we may not be able to recover costs owed to us by the closed tenant. In certain cases, some anchor and non-anchor tenants may be able to terminate their leases if they do not achieve defined sales levels.

Development, redevelopment, and acquisition activities have inherent risks, which could adversely impact our cash flow, financial condition and results of operations.
We may develop, redevelop or acquire properties when we believe that a development, redevelopment or acquisition project is consistent with our business strategy. As of December 31, 2017, we had 14 properties in our redevelopment project pipeline and 15 active redevelopment projects. We have invested a total of approximately $90.6 million in our active projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate it will cost an additional $104.9 million to complete our active projects. Our 14 total pipeline projects are estimated to cost $108 - 123 million. We anticipate engaging in additional redevelopment and development activities in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development, and redevelopment activities include:

•	expenditure of capital and time on projects that may never be completed;

•	failure or inability to obtain financing on favorable terms or at all;

•	inability to secure necessary zoning or regulatory approvals;

•	higher than estimated construction or operating costs, including labor and material costs;

•
inability to complete construction on schedule due to a number of factors, including inclement weather, labor disruptions, construction delays, delays or failure to receive zoning or other regulatory approvals, acts of terror or other acts of violence, or natural disasters (such as fires, seismic activity or floods);

•	significant time lag between commencement and stabilization resulting in delayed returns and greater risks due to fluctuations in the general economy, shifts in demographics and competition;

•	decrease in customer traffic during the redevelopment period causing a decrease in tenant sales;

•	inability to secure key anchor or other tenants at anticipated pace of lease-up or at all; and

•	occupancy and rental rates at a newly completed project that may not meet expectations.
If any of the above events were to occur, the development, redevelopment or acquisition of the properties may hinder our growth and may have an adverse effect on our cash flow, financial condition and results of operations. If we choose to pursue acquisitions in new markets or acquire assets that contain non-retail uses where we do not have the same level of market knowledge, it may result in weaker than anticipated performance. In addition, new development and significant redevelopment or acquisition activities, regardless of whether they are ultimately successful, typically require substantial time and attention from management.

We may be unable to complete acquisitions and even if acquisitions are completed, our operating results at acquired properties may not meet our financial expectations.
We continue to evaluate the market of available properties and expect to continue to acquire properties when we believe strategic opportunities exist. Our ability to acquire properties on favorable terms and successfully operate or develop them is subject to the following risks:

•
we may be unable to acquire a desired property because of competition from other real estate investors with substantial capital, including other REITs, real estate operating companies and institutional investment funds;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including ones that are subsequently not completed;

•	we may be unable to finance acquisitions on favorable terms and in the time period we desire, or at all;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly the acquisition of portfolios of properties, into our existing operations;

•	we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations; and

•
we may acquire properties subject to liabilities and without any recourse, or with only limited recourse to former owners, with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons to former owners of the properties and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties.

If we are unable to acquire properties on favorable terms, obtain financing in a timely manner and on favorable terms, or operate acquired properties to meet our financial expectations, our cash flow, financial condition and results of operations could be adversely affected.

It may be difficult to dispose of real estate quickly, which may limit our flexibility.
Real estate investments are relatively difficult to dispose of quickly. Consequently, we may have limited ability to promptly change our portfolio in response to changes in economic or other conditions. Moreover, our ability to dispose of, or finance real estate assets may be materially and adversely affected during periods of uncertainty or unfavorable conditions in the credit markets as we or potential buyers of our assets may experience difficulty in obtaining financing. To dispose of low basis deferral or tax-protected properties efficiently we from time to time use like-kind exchanges, which are intended to qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants). These challenges related to dispositions may limit our flexibility.

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

A number of properties in our portfolio are subject to ground or building leases; if we are found to be in breach of a ground or building lease or are unable to renew a ground or building lease, we could be materially and adversely affected.
A number of the properties in our portfolio are either completely or partially on land that is owned by third parties and leased to us pursuant to ground or building leases. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground or building lease and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. In addition, unless we can purchase a fee interest in the underlying land or building or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate these properties. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground or building lease at the time that we exercise such options, and we can provide no assurances that we will be able to exercise our options at such time. If we were to lose the right to operate a property due to a breach or non-renewal of the ground or building lease, we would be unable to derive income from such property, which could materially and adversely affect us.

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
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our information technology infrastructure, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. In addition, in August 2017 we implemented a new information technology platform, including a new enterprise resources planning (“ERP”) system. We have placed reliance on third party managed services to perform a number of these functions. We may experience system difficulties and implementation issues as we transition to our new platform and integrate the services provided by third parties. If we experience a system failure or accident that causes interruptions in our operations or if we are unable to effectively implement the ERP system, we could experience material and adverse disruptions to our business. We may also incur additional costs to remedy damages caused by such disruptions.

The occurrence of cyber incidents or a deficiency in our cybersecurity could cause a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships.
A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity, or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data, or steal confidential information. As our reliance on information technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. The primary risks that could directly result from the occurrence of a cyber incident are operational interruption, damage to our relationship with our tenants and third-party vendors and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, however these efforts may not successfully prevent a cyber incident. We maintain coverage for cybersecurity insurance in the event a cyber incident occurs. A cyber incident or other significant disruption involving our information technology could significantly disrupt the proper functioning of our systems and, as a result, disrupt our operations, which could have a material adverse effect on our cash flow, financial condition and results of operations.

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
Generally, our tenants must comply with environmental laws and meet remediation requirements. Our leases typically impose obligations on our tenants to indemnify us from any compliance costs we may incur as a result of the environmental conditions on the property caused by the tenant. If a lease does not require compliance or if a tenant fails to or cannot comply, we could be forced to pay these costs. If not addressed, environmental conditions could impair our ability to sell or re-lease the affected properties in the future or result in lower sales prices or rent payments, which could adversely impact our cash flow, financial condition and results of operations.

Some of our potential losses may not be covered by insurance.
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for certified acts of terrorism acts but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses with limits of $5 million per occurrence and in the aggregate providing first and third party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not covered from retail properties, which could be material.
We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future and expect premiums across most property coverage lines to increase in light of recent events. The incurrence of uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and financial condition.
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

Future terrorist acts and shooting incidents could harm the demand for, and the value of, our properties.
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
The ADA generally requires that public buildings including our properties meet certain federal requirements related to access and use by disabled persons. Noncompliance could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel. We could be required under the ADA to make substantial alterations to, and capital expenditures at, one or more of our properties, including the removal of access barriers, which could materially and adversely affect our business, results of operations and financial condition.
Our properties are subject to various federal, state and local regulatory requirements such as state and local fire and life safety regulations. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures. If we incur substantial costs to comply with the ADA and any other legislation, our cash flow, financial condition and results of operations could be adversely affected.

Changes in accounting principles, or interpretations thereof, could have a significant impact on our financial position and results of operations.
We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the U.S. Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.
For example, in February 2016, the Financial Accounting Standards Board issued ASU 2016-02, Leases, which requires all operating leases with lease terms longer than twelve months be recorded as lease assets and lease liabilities on our consolidated balance sheets. Implementing this ASU, as well as other new accounting guidance may require us to make significant upgrades to and investments in our lease administration systems and other accounting systems, and could result in significant adverse changes to our financial statements. For additional information regarding this and other updated standards, see the section titled “Recently Issued Accounting Literature” in Note 3 to the audited consolidated and combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

We face possible adverse changes in tax laws, which may result in an increase in our tax liability and adverse consequences to our shareholders.
Changes in U.S. federal, state and local tax laws or regulations, with or without retroactive application, could have a negative effect on us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to our investors and to the Company of such qualification. Even changes that do not impose greater taxes on us could potentially result in adverse consequences to our shareholders. For example, the decrease in corporate tax rates under the recently enacted Tax Cuts and Jobs Act (the “TCJA”) could decrease the attractiveness of the REIT structure relative to companies that are not organized as REITs.
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

Prospective investors are urged to consult with their tax advisors regarding the effects of recently enacted tax legislation and other legislative, regulatory and administrative developments.
The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, generally reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and, for taxable years beginning after December 31, 2017 and before January 1, 2026, providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in us.

Our existing tax protection agreements, and any tax protection agreements that we enter into in the future, could limit our flexibility with respect to selling or otherwise disposing of properties contributed to UELP.
In connection with certain contributions of properties to UELP, we and UELP have entered into tax protection agreements with the contributors of such properties that generally provide that if we dispose of any interest in the contributed properties in a taxable transaction within a certain time period, subject to certain exceptions, we may be required to indemnify the contributors for their tax liabilities attributable to the built-in gain that existed with respect to such property interests, and certain tax liabilities incurred as a result of such tax protection payments.  Therefore, although it may be in our stockholders’ best interests that we sell a contributed property, it may be economically prohibitive for us to do so because of these obligations. In the future, we and UELP may enter into additional tax protection agreements which could further limit our flexibility to sell or otherwise dispose of our properties.

Our capital recycling strategy entails various risks.
We intend to selectively explore opportunities to dispose of non-core properties and reinvest the sale proceeds in other parts of our business, including in the acquisition of higher quality properties in our target markets and the development and redevelopment of our properties, or to use the proceeds to pay down debt. While we hope to minimize the dilutive effect of these dispositions through acquisitions, earnings from acquired properties may be less than the earnings from the disposed assets. Also, in the event we are unable to sell these assets for amounts equal to or in excess of their current carrying values, we would be required to recognize impairment charges. Any such impairment charges or earnings dilution could materially and adversely affect our business, financial condition and results of operations. In addition, the disposition of our assets may generate gains for tax purposes if not deferred through a Section 1031 exchange, creating the obligation to make additional distributions to our shareholders.

We face significant competition for acquisitions of real properties, which may reduce the number of acquisition opportunities available to us and increase the costs of these acquisitions.
The current market for acquisitions of properties in our core markets continues to be competitive. This competition may increase the demand for the types of properties in which we typically invest and, therefore, increase the prices paid for such acquisition properties. We also face significant competition for attractive acquisition opportunities from an indeterminate number of investors, including publicly-traded and privately-held REITs, private equity investors and institutional investment funds, some of which have greater financial resources, greater ability to borrow funds and the willingness to accept more risk than we can prudently manage, including risks with respect to the geographic proximity of investments and the payment of higher acquisition prices. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Competition for investments may reduce the number of suitable investment opportunities available to us and may have the effect of increasing prices paid for such acquisition properties and, as a result, adversely affecting our ability to grow through acquisitions.

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

We face risks related to our outstanding debt. The amount of debt and its cost may increase and refinancing or additional financing may not be available at all or on acceptable terms.
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity, our financial condition and results of operations would likely be adversely affected. During the twelve months ending December 31, 2018, approximately $11.5 million of our outstanding indebtedness will mature, which pertains to the mortgage loan secured by our property in Englewood, NJ. During 2017, our property in Englewood, NJ was transferred to a receiver. Subsequent to December 31, 2017, the property was sold at a foreclosure sale. Upon issuance of the court’s order approving the sale and discharging the receiver, all assets and liabilities related to the property will be removed. We have no other debt scheduled to mature until 2021. In addition, the cost of our existing debt may increase, especially in the case of a rising interest rate environment, and we may not be able to refinance our existing debt in sufficient amounts or on acceptable terms. If the cost or amount of our indebtedness increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of default on our obligations.

One of our current tax protection agreements requires, and any tax protection agreements we enter into in the future may require, UELP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to such limited partners to enable them to continue to defer recognition of their taxable gain with respect to the contributed properties. If the failure of UELP to maintain such levels of debt causes any such contributor to recognize gain, we may be required to deliver to such contributor a cash payment intended to approximate the contributor’s tax liability resulting from such failure and certain tax liabilities incurred as a result of such tax protection payment. This tax protection agreement may restrict UELP’s ability to repay or refinance debt or require UELP to maintain more or different debt than UELP would otherwise require for our business.

Rising interest rates could adversely affect our cash flows.
Of our $1.6 billion of debt outstanding as of December 31, 2017, $169.5 million bears interest at variable rates. We have a $600 million revolving credit facility, on which no balance is outstanding at December 31, 2017, that bears interest at London Interbank Offered Rate (“LIBOR”) plus an applicable margin of 1.10% to 1.55% and an annual facility fee of 15 to 35 basis points, dependent on our current leverage ratio. We may continue borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could adversely affect our ability to service our debt and meet our other obligations and also could reduce the amount we are able to distribute to our shareholders.

Defaults on secured indebtedness may result in foreclosure.
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate the related debt obligations and foreclose and/or take control of the properties that secure their loans. As of December 31, 2017, we had $1.6 billion of secured debt outstanding and 32 of our properties were encumbered by secured debt. Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.

We may not be able to obtain capital to make investments.
We depend primarily on external financing to fund the growth of our business because one of the requirements of the Code for a REIT is that it distributes at least 90% of its taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend to or to make equity investments and on conditions in the capital markets generally. There can be no assurance that new financing or other capital will be available or available on acceptable terms. The failure to obtain financing or other capital could materially and adversely affect our business, results of operations and financial condition. For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and the notes to the audited consolidated and combined financial statements included in Part II, Item 8. in this Annual Report on Form 10-K.

We may fail to qualify or remain qualified as a REIT and may be required to pay income taxes at corporate rates.
Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and that depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify under statutory relief provisions, we could not deduct distributions to shareholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. The federal income tax payable would include any applicable alternative minimum tax (which, for corporations, was repealed for tax years beginning after December 31, 2017 under the TCJA). If we had to pay federal income tax, the amount of money available to distribute to shareholders and pay our indebtedness would be reduced for the year or years involved, and we would no longer be required to make distributions to shareholders. In addition, we would also be disqualified as a REIT for the four taxable years following the year during which qualification was lost unless we were entitled to relief under the relevant statutory provisions.
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
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the effect of limitations on interest and net operating loss deductibility under the TCJA, the creation of reserves, or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our shares or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund investment activities. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares outstanding without commensurate increases in funds from operations would adversely affect our ability to maintain distributions to our shareholders. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

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

We are subject to litigation that may negatively impact our cash flow, financial condition and results of operations.
We are a defendant from time to time in lawsuits and regulatory proceedings relating to our business. Due to the inherent uncertainties of litigation and regulatory proceedings, we may not be able to accurately predict the ultimate outcome of any such litigation or proceedings. A significant unfavorable outcome could negatively impact our cash flow, financial condition and results of operations.

If the distribution by each of Vornado and VRLP together with certain related transactions does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Vornado and Vornado shareholders could be subject to significant tax liabilities.
Vornado received a private letter ruling from the IRS to the effect that the distribution of UE common shares by each of Vornado and its operating partnership, Vornado Realty L.P. (“VRLP”), together with certain related transactions, will, with respect to UE, VRLP, Vornado and the shareholders of Vornado, qualify as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 351 and 355 of the Code. Vornado obtained an opinion from of Roberts & Holland LLP, special tax counsel to Vornado, satisfactory to the Vornado Board of Trustees, to the effect that the distribution of UE common shares by each of Vornado and VRLP, together with certain related transactions, with respect to UE, VRLP, Vornado and the shareholders of Vornado, qualifies as transactions that are generally tax-free for U.S. federal income tax purposes under Sections 351, 355, and 731 of the Code, including with respect to certain matters relating to these transactions that are not covered by the private letter ruling from the IRS. The private letter ruling is, and the opinion of Roberts & Holland LLP is based on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings of Vornado and UE (including those relating to the past and future conduct of Vornado and UE). If any of these representations, statements or undertakings are, or become, inaccurate or incomplete, or if Vornado or UE breach any of their respective covenants in the separation documents, the private letter ruling from the IRS and the opinion of Roberts & Holland LLP may be invalid and the conclusions reached therein could be jeopardized. In such case, the IRS could assert that the distribution of UE common shares by each of Vornado and VRLP, together with certain related transactions, should be treated as a taxable transaction. The opinion of Roberts & Holland LLP is not binding on the IRS or any courts.
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

The terms of our agreements with Vornado relating to the separation and distribution may result in indemnification or tax liabilities which could have a material adverse effect on our financial condition. Because these and other terms of our agreements with Vornado were not negotiated at arm’s length, we may have been able to achieve more favorable terms from unaffiliated third parties.
In connection with the separation and distribution, we entered into certain agreements with Vornado, including a separation agreement between UE and Vornado (the “Separation Agreement”) and a tax matters agreement between UE and Vornado (the “Tax Matters Agreement”). These agreements govern certain aspects of our relationship with Vornado. For example, the Tax Matters Agreement governs Vornado’s and UE’s respective rights, responsibilities and obligations with respect to taxes and liabilities, including taxes arising in the ordinary course of business, taxes, if any, incurred as a result of any failure of the spin and certain related transactions to qualify as tax-free for U.S. federal income tax purposes, tax attributes, tax returns, tax elections, tax contests and certain other tax matters. Pursuant to the agreement, UE may be required to indemnify Vornado against additional taxes resulting from any violation of a covenant or any inaccuracy or falsity of a representation made by UE under the agreement. The Separation Agreement also contains indemnification provisions which may make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and distribution, as well as those obligations of Vornado that we assumed pursuant to the Separation Agreement. These indemnity obligations could be substantial.
The terms of our Agreements, including those relating to tax and indemnification, were determined while we were still a wholly-owned subsidiary of Vornado. They were determined by persons who were, at the time, employees, officers or trustees of Vornado or its subsidiaries and, accordingly, had a conflict of interest. For example, during the period in which the terms of those agreements were prepared, we did not have a board of trustees that was independent of Vornado. As a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Vornado and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party. See “Certain Relationships and Related Person Transactions.”

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

RISKS RELATED TO OUR COMMON SHARES

The market prices and trading volume of our equity securities may be volatile.
The market prices of our equity securities depend on various factors which may be unrelated to our operating performance or prospects. We cannot assure you that the market prices of our equity securities, including our common shares, will not fluctuate or decline significantly in the future.
A number of factors could negatively affect, or result in fluctuations in, the prices or trading volume of equity securities, including:

•	actual or anticipated changes in our operating results and changes in expectations of future financial performance;

•	our operating performance and the performance of other similar companies;

•	changes in the real estate industry, and in the retail industry, including growth in e-commerce, catalog companies and direct consumer sales;

•	our strategic decisions, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	equity issuances or buybacks by us or the perception that such issuances or buybacks may occur or adverse reaction market reaction to any indebtedness we incur;

•	increases in market interest rates or decreases in our distributions to shareholders;

•	changes in real estate valuations or market valuations of similar companies;

•	additions or departures of key management personnel;

•	publication of research reports about us or our industry by securities analysts, or negative speculation in the press or investment community;

•	the passage of legislation or other regulatory developments that adversely affect us, our tax status, or our industry;

•	changes in accounting principles;

•	our failure to satisfy the listing requirements of the NYSE;

•	our failure to comply with the requirements of the Sarbanes‑Oxley Act;

•	our failure to qualify as a REIT; and

•	general market conditions, including factors unrelated to our performance.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common stock. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flow, financial condition and results of operations.

We cannot guarantee the timing, amount, or payment of dividends on our common shares.
Although we expect to pay regular cash dividends, the timing, declaration, amount and payment of dividends to shareholders falls within the discretion of the Board of Trustees. The Board of Trustees’ decisions regarding the payment of dividends depends on factors such as our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other considerations that it deems relevant. Our ability to pay dividends depends on our ongoing ability to generate cash from operations and access to the capital markets. We cannot guarantee that we will pay dividends in the future.

Your percentage of ownership in the Company may be diluted in the future.
In the future, your ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise. For example, in August 2016, we entered into distribution agreements with various financial institutions as part of our implementation of a continuous equity offering program (the "ATM Program") under which we may sell up to $250 million in common shares, par value of $0.01 per share, from time to time in “at-the-market” offerings or certain other transactions, and in 2017 we issued 13.95 million common shares in two separate offerings. In addition, we have and anticipate that we will continue to grant compensatory equity awards to our trustees, officers, employees, advisers and consultants who will provide services to us. The issuance of additional common shares, including sales under the ATM Program and awards to our executives, would dilute the interests of our current shareholders, and could depress the market price of our common shares, impair our ability to raise capital through the sale of additional equity securities, or impact our ability to pay dividends. We cannot predict the effect that future sales of our common shares or other equity-related securities including the issuance of Operating Partnership units would have on the market price of our common shares.
In addition, the Company’s Declaration of Trust authorizes us to issue, without the approval of our shareholders, one or more classes or series of preferred shares having such designation, voting powers, preferences, rights and other terms, including preferences over our common shares respecting dividends and other distributions, as the Board of Trustees generally may determine. The terms of one or more classes or series of preferred shares could dilute the voting power or reduce the value of our common shares. For example, we could grant the holders of preferred shares the right to elect some number of our trustees in all events or on the occurrence of specified events, or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred shares could affect the residual value of the common shares.

Increases in market interest rates may result in a decrease in the value of our publicly-traded equity securities.
One of the factors that may influence the prices of our publicly-traded equity securities is the interest rate on our debt and the dividend yield on our common and preferred shares relative to market interest rates. If market interest rates, which are currently at low levels relative to historical rates, rise, our borrowing costs could rise and result in less funds being available for distribution. Therefore, we may not be able to, or we may choose not to, provide a higher distribution rate on our common stock. In addition, fluctuations in interest rates could adversely affect the market value of our properties. These factors could result in a decline in the market prices of our publicly-traded equity securities.

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

The Company’s Declaration of Trust sets limits on the ownership of our shares.
Generally, for us to maintain a qualification as a REIT under the Code, not more than fifty percent (50%) in value of the outstanding shares of beneficial interest of the Company may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of the Company’s taxable year. The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Under the Company’s Declaration of Trust, no person or entity (or group thereof) may own more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding shares of any class or series, with some exceptions for persons or entities approved by the Board of Trustees. A transfer of shares of beneficial interest of the Company to a person who, as a result of the transfer, violates the ownership limit will be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares in excess of the ownership limit. These restrictions on transferability and ownership may delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders.

The Company’s Declaration of Trust limits the removal of members of the Board of Trustees.
The Company’s Declaration of Trust provides that, subject to the rights of holders of one or more classes or series of preferred shares to elect or remove one or more trustees, a trustee may be removed only for cause and only by the affirmative vote of two-thirds of the votes entitled to be cast in the election of trustees. This provision, when coupled with the exclusive power of the Board of Trustees to fill vacancies on the Board of Trustees, precludes shareholders from removing incumbent trustees except for cause and upon a substantial affirmative vote and filling the vacancies created by the removal with their own nominees. These limitations may delay, deter or prevent a change in control of the Company or other transactions that might involve a premium price or otherwise be in the best interest of our shareholders.

Maryland law contains provisions that may reduce the likelihood of certain takeover transactions.
Certain provisions of Maryland law, may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our shares, including:

•
“Business combination” provisions that, subject to certain exceptions, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting shares at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter impose fair price or super majority shareholder voting requirements on these combinations; and

•
“Control share” provisions that provide that holders of “control shares” of the Company (defined as shares that, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise voting power in the election of trustees within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of the voting power of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by Maryland law, the Company’s Bylaws provide that we will not be subject to the control share provisions of Maryland law. However, we cannot assure you that the Board of Trustees will not revise the Company’s Bylaws in order to be subject to such control share provisions in the future.
Certain provisions of Maryland law permit the board of trustees of a Maryland real estate investment trust with at least three independent trustees and a class of shares registered under the Exchange Act, without shareholder approval and regardless of what is currently provided in its declaration of trust or bylaws, to implement certain corporate governance provisions, some of which (for example, implementing a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for the Company or of delaying, deferring or preventing a change in control under circumstances that otherwise could provide the holders of shares of our shares with the opportunity to realize a premium over the then current market price.

We may issue additional shares in a manner that could adversely affect the likelihood of certain takeover transactions.
The Company’s Declaration of Trust and Bylaws authorize the Board of Trustees in its sole discretion and without shareholder approval, to:

•	cause the Company to issue additional authorized, but unissued, common or preferred shares;

•	classify or reclassify, in one or more classes or series, any unissued common or preferred shares;

•	set the preferences, rights and other terms of any classified or reclassified shares that the Company issues; and

•	increase the number of shares of beneficial interest that the Company may issue.
The Board of Trustees can establish a class or series of common or preferred shares whose terms could delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of the Company’s shareholders. The Company’s Declaration of Trust and Bylaws contain other provisions that may delay, deter or prevent a change in control of the Company or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders and the Company.

We may change our policies without obtaining the approval of our shareholders.
Our operating and financial policies, including our policies with respect to acquisitions of real estate or other companies, growth, operations, indebtedness, capitalization and dividends, are exclusively determined by the Board of Trustees. Accordingly, our shareholders do not control these policies.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the Securities and Exchange Commission as of the date of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES

As of December 31, 2017, our portfolio is comprised of 85 shopping centers, four malls and a warehouse park totaling approximately 16.7 million square feet. We own 66 shopping centers 100% in fee simple and own a 95% interest in Walnut Creek (Mt. Diablo). We lease 18 properties under ground and/or building leases as indicated in the table below. Where a property is subject to a ground and/or building lease to a third party, we have included the year of contractual maturity of the lease next to the name of the property. As of December 31, 2017, we had $1.6 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2017.

Property	Total Square Feet (1)	Percent Leased(1)	Weighted Average Annual Rent per sq ft (2)	Major Tenants

SHOPPING CENTERS AND MALLS:
California:
Signal Hill	45,000	100.0%	$26.49	Best Buy
Vallejo (leased through 2043)(6)	45,000	100.0%	19.26	Best Buy
Walnut Creek (Olympic)(5)	31,000	100.0%	70.00	Anthropologie
Walnut Creek (Mt. Diablo)(3)	7,000	100.0%	118.45	Z Gallerie
Connecticut:
Newington	189,000	100.0%	9.87	Walmart, Staples

Maryland:
Baltimore (Towson)(5)	155,000	100.0%	23.96	Staples, HomeGoods, Golf Galaxy, Tuesday Morning, Ulta, Kirkland's, Five Below, Sprouts (under construction)
Glen Burnie	121,000	100.0%	10.16	Gavigan's Home Furnishings, Pep Boys
Rockville	94,000	98.1%	26.02	Regal Cinemas
Wheaton (leased through 2060)(6)	66,000	100.0%	16.70	Best Buy
Massachusetts:
Cambridge (leased through 2033)(6)	48,000	100.0%	23.44	PetSmart, Modell’s Sporting Goods
Chicopee	224,000	100.0%	5.50	Walmart
Milford (leased through 2019)(6)	83,000	100.0%	9.01	Kohl’s
Springfield	182,000	100.0%	5.59	Walmart

Missouri:
Manchester(5)	131,000	88.8%	11.52	Academy Sports, Bob's Discount Furniture, Pan-Asia Market

New Hampshire:
Salem (leased through 2102)(6)	37,000	100.0%	12.58	Babies "R" Us

New Jersey:
Bergen Town Center - East, Paramus	212,000	97.0%	19.41	Lowe's, REI, Kirkland's, Best Buy (under construction)
Bergen Town Center - West, Paramus	955,000	99.0%	32.09	Target, Century 21, Whole Foods Market, Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, H&M, Bloomingdale's Outlet, Nike Factory Store, Old Navy, Neiman Marcus Last Call Studio
Brick	278,000	100.0%	18.78	Kohl's, ShopRite, Marshalls, Kirkland's
Carlstadt (leased through 2050)(6)	78,000	100.0%	23.66	Stop & Shop
Cherry Hill (Cherry Hill Commons)	261,000	98.5%	9.57	Walmart, Toys “R” Us, Maxx Fitness
Cherry Hill (Plaza at Cherry Hill)(5)	413,000	74.0%	13.07	LA Fitness, Aldi, Raymour & Flanigan, Restoration Hardware, Total Wine, Guitar Center, Sam Ash Music
East Brunswick	427,000	100.0%	15.03	Lowe’s, Kohl’s, Dick’s Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness
East Hanover (200 - 240 Route 10 West)	343,000	99.2%	20.40	The Home Depot, Dick's Sporting Goods, Saks Off Fifth, Marshalls, Burlington
East Hanover (280 Route 10 West)	28,000	100.0%	34.71	REI
East Rutherford	197,000	96.2%	12.11	Lowe’s
Englewood(5)	41,000	64.1%	20.83	New York Sports Club

Garfield	273,000	100.0%	14.28	Walmart, Burlington, Marshalls, PetSmart, Ulta
Hackensack	275,000	98.5%	23.24	The Home Depot, Staples, Petco, 99 Ranch
Hazlet	95,000	100.0%	3.70	Stop & Shop(4)
Jersey City (Hudson Mall)(5)	383,000	97.3%	14.05	Marshalls, Big Lots, Toys "R" Us, Staples, Old Navy
Jersey City (Hudson Commons)	236,000	100.0%	12.37	Lowe’s, P.C. Richard & Son
Kearny	104,000	98.2%	19.53	LA Fitness, Marshalls
Lawnside	145,000	100.0%	14.66	The Home Depot, PetSmart
Lodi (Route 17 North)	171,000	100.0%	12.87	National Wholesale Liquidators
Lodi (Washington Street)	85,000	87.6%	20.77	Blink Fitness, Aldi
Manalapan	208,000	100.0%	17.78	Best Buy, Bed Bath & Beyond, Babies “R” Us, Modell’s Sporting Goods, PetSmart
Marlton	213,000	100.0%	14.20	Kohl’s, ShopRite, PetSmart
Middletown	231,000	99.1%	13.17	Kohl’s, Stop & Shop
Millburn(5)	104,000	98.6%	25.36	Trader Joe's, CVS, PetSmart
Montclair	18,000	100.0%	26.20	Whole Foods Market
Morris Plains(5)	177,000	65.3%	24.00	Kohl’s
North Bergen (Kennedy Blvd)	62,000	95.3%	12.72	Food Bazaar
North Bergen (Tonnelle Ave)	410,000	100.0%	20.59	Walmart, BJ’s Wholesale Club, PetSmart, Staples
North Plainfield	241,000	95.7%	10.71	Costco, The Tile Shop, La-Z-Boy, Petco
Paramus (leased through 2033)(6)	63,000	100.0%	47.18	24 Hour Fitness
Rockaway	181,000	95.0%	15.27	ShopRite, T.J. Maxx
South Plainfield (leased through 2039)(6)	56,000	96.3%	21.54	Staples, Party City
Totowa	271,000	100.0%	17.26	The Home Depot, Bed Bath & Beyond, buybuy Baby, Marshalls, Staples
Turnersville	98,000	100.0%	9.62	Haynes Furniture Outlet (DBA The Dump)
Union (2445 Springfield Ave)	232,000	100.0%	17.85	The Home Depot
Union (Route 22 and Morris Ave)	276,000	99.4%	18.22	Lowe’s, Toys “R” Us, Office Depot
Watchung	170,000	98.3%	16.84	BJ’s Wholesale Club
Westfield (One Lincoln Plaza)(5)	22,000	100.0%	33.33	Five Guys, PNC Bank, Cake Boss
Woodbridge (Woodbridge Commons)	226,000	76.7%	13.18	Walmart
Woodbridge (Plaza at Woodbridge)(5)	411,000	80.6%	17.06	Best Buy, Raymour & Flanigan, Toys “R” Us, Lincoln Tech, Harbor Freight, Retro Fitness

New York:
Bronx (1750-1780 Gun Hill Road)	77,000	100.0%	35.26	Planet Fitness, Aldi
Bronx (Bruckner Boulevard)(5)	374,000	90.6%	23.19	Kmart, Toys “R” Us, Burlington (under construction), ShopRite (under construction)
Bronx (Shops at Bruckner)(5)	114,000	100.0%	34.06	Marshalls, Old Navy
Buffalo (Amherst)	311,000	100.0%	9.77	BJ’s Wholesale Club, T.J. Maxx, HomeGoods, Toys “R” Us, LA Fitness
Commack (leased through 2021)(6)	47,000	100.0%	20.69	PetSmart, Ace Hardware
Dewitt (leased through 2041)(6)	46,000	100.0%	22.51	Best Buy
Freeport (240 West Sunrise Highway) (leased through 2040)(6)	44,000	100.0%	22.31	Bob’s Discount Furniture
Freeport (160 East Sunrise Highway)	173,000	100.0%	21.95	The Home Depot, Staples
Huntington	205,000	100.0%	15.66	Kmart, Marshalls, Old Navy, Petco
Inwood	100,000	100.0%	19.59	Stop & Shop
Mt. Kisco	189,000	96.6%	16.32	Target, Stop & Shop
New Hyde Park (leased through 2029)(6)	101,000	100.0%	20.21	Stop & Shop
Oceanside	16,000	100.0%	28.00	Party City
Queens	46,000	74.2%	39.31
Rochester	205,000	100.0%	3.08	Walmart
Rochester (Henrietta) (leased through 2056)(6)	165,000	100.0%	4.55	Kohl’s
Staten Island	165,000	93.2%	24.22	Western Beef, Planet Fitness, Mavis Discount Tire
West Babylon	66,000	97.6%	17.61	Best Market, Rite Aid
Yonkers Gateway Center(5)	437,000	87.6%	16.11	Burlington, Best Buy, DSW, PetSmart, Alamo Drafthouse Cinema

Pennsylvania:
Allentown	372,000	100.0%	12.30	Burlington, Giant Food, Dick's Sporting Goods, T.J. Maxx, Petco, Big Lots
Bensalem	185,000	100.0%	12.90	Kohl's, Ross Dress for Less, Staples, Petco
Bethlehem	153,000	95.6%	8.17	Giant Food, Petco
Broomall	169,000	100.0%	10.25	Giant Food, Planet Fitness, A.C. Moore, PetSmart
Glenolden	102,000	100.0%	12.52	Walmart
Lancaster	228,000	100.0%	4.79	Lowe's, Community Aid, Mattress Firm
Springfield (leased through 2025)(6)	41,000	100.0%	22.99	PetSmart
Wilkes-Barre (461 - 499 Mundy Street)	205,000	97.2%	12.38	Bob's Discount Furniture, Babies "R" Us, Ross Dress for Less, Marshalls, Petco
Wyomissing (leased through 2065)(6)	76,000	93.4%	16.99	LA Fitness, PetSmart
York	111,000	100.0%	9.21	Ashley Furniture, Tractor Supply Company, Aldi, Crunch Fitness

South Carolina:
Charleston (leased through 2063)(6)	45,000	100.0%	14.69	Best Buy

Virginia:
Norfolk (leased through 2069)(6)	114,000	100.0%	7.08	BJ’s Wholesale Club
Tyson’s Corner (leased through 2035)(6)	38,000	100.0%	43.04	Best Buy

Puerto Rico:
Las Catalinas	356,000	91.8%	33.67	Kmart, Forever 21
Montehiedra(5)	539,000	93.5%	18.03	Kmart, The Home Depot, Marshalls, Caribbean Cinemas, Tiendas Capri
Total Shopping Centers and Malls	15,743,000	96.0%	$17.38

WAREHOUSES:
East Hanover - Five Buildings(5)	942,000	100.0%	5.15
J & J Tri-State Delivery, Foremost Groups Inc., PCS Wireless, Fidelity Paper & Supply Inc., Meyer Distributing Inc., Consolidated Simon Distributors Inc., Givaudan Flavors Corp., Reliable Tire (under construction)

Total Urban Edge Properties	16,685,000	96.3%	$16.67
(1) Percent leased is expressed as the percentage of gross leasable area subject to a lease.
(2) Weighted average annual base rent per square foot is the current base rent on an annualized basis. It includes executed leases for which rent has not commenced and excludes tenant expense reimbursements, free rent periods, concessions and storage rent. Excluding ground leases where the Company is the lessor, the weighted average annual rent per square foot for our retail portfolio is $19.84 per square foot.
(3) Our ownership of Walnut Creek (Mt. Diablo) is 95% at December 31, 2017.
(4) The tenant has ceased operations at this location but continues to pay rent.
(5) Property is excluded from the same-property pool for the purposes of calculating same-property cash NOI for the twelve months ended December 31, 2017.
(6) The Company is a lessee under a ground or building lease. The total square feet disclosed for the building will revert to the lessor upon lease expiration.

As of December 31, 2017, we had approximately 1,200 leases. Tenant leases for under 10,000 square feet generally have lease terms of five years or less. Tenant leases for 10,000 square feet or more generally have lease terms of 10 to 25 years, and are considered anchor leases with one or more renewal options available upon expiration of the initial lease term. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for less than 1% of our total revenues for the year ended December 31, 2017.

Occupancy

The following table sets forth the consolidated retail portfolio occupancy rate (excluding warehouses), square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2017	2016	2015	2014	2013
Total square feet	15,743,000	13,831,000	13,901,000	13,880,000	13,922,000
Occupancy rate	96.0%	97.2%	96.2%	95.8%	95.6%
Average annual base rent per sf	$17.38	$17.07	$16.64	$16.57	$16.38

The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our warehouses as of December 31 for the last five years:

	December 31,
	2017	2016	2015	2014	2013
Total square feet	942,000	942,000	942,000	942,000	942,000
Occupancy rate	100.0%	91.7%	79.1%	60.8%	45.6%
Average annual base rent per sf	$5.15	$4.77	$4.80	$4.41	$4.35

Major Tenants

The following table sets forth information for the 10 largest tenants by total revenues for the year ended December 31, 2017:

Tenant	Number of Stores	Square Feet	% of Total Square Feet	2017 Revenues	% of Total Revenues
The Home Depot, Inc.	7	920,000	5.7%	$22,326,945	5.5%
Wal-Mart Stores, Inc.	9	1,439,000	8.9%	18,964,600	4.7%
The TJX Companies, Inc.(1)	17	607,000	3.8%	14,649,806	3.6%
Lowe's Companies, Inc.	6	976,000	6.0%	13,759,344	3.4%
Ahold Delhaize(2)	9	656,000	4.1%	11,904,801	2.9%
Best Buy Co., Inc.	9	401,000	2.5%	10,701,198	2.6%
Kohl's Corporation	8	716,000	4.4%	10,206,380	2.5%
Sears Holdings Corporation(3)	4	547,000	3.4%	8,320,089	2.0%
BJ's Wholesale Club	4	454,000	2.8%	8,232,480	2.0%
PetSmart, Inc.	12	287,000	1.8%	8,126,969	2.0%
(1) Includes Marshalls (11), T.J. Maxx (4) and HomeGoods (2).
(2) Includes Stop & Shop (6) and Giant Food (3).
(3) Includes Kmart (4).

Lease Expirations

The following table sets forth the anticipated expirations of tenant leases in our consolidated portfolio for each year from 2018 through 2028 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	27	69,000	0.4%	$2,398,440	$34.76
2018	83	601,000	3.8%	10,487,450	17.45	(1)
2019	133	1,416,000	9.0%	29,042,160	20.51	(1)
2020	100	1,394,000	8.8%	26,081,740	18.71
2021	94	1,080,000	6.9%	23,932,800	22.16
2022	98	1,442,000	9.2%	20,966,680	14.54
2023	72	1,644,000	10.4%	29,345,400	17.85
2024	62	1,491,000	9.5%	20,829,270	13.97
2025	42	598,000	3.8%	10,405,200	17.40
2026	56	655,000	4.2%	8,829,400	13.48
2027	54	819,000	5.2%	16,543,800	20.20
2028	33	487,000	3.1%	12,106,820	24.86
Thereafter	59	3,423,000	21.7%	50,283,870	14.69
Sub-total/Average	913	15,119,000	96.0%	$261,407,510	$17.29
Vacant	71	624,000	4.0%	N/A	N/A
Total	984	15,743,000	100.0%	$261,407,510	N/A
(1) We expect to achieve moderate increases in average rents as we renew or re-lease these spaces.

ITEM 3.	LEGAL PROCEEDINGS
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

Urban Edge Properties

Market Information and Dividends

Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of February 13, 2018, there were approximately 1,377 holders of record of our common shares. The following table sets forth the high and low sales prices and the cash dividends declared on our common shares by quarter for 2017 and 2016:

	2017			2016
	High Price	Low Price	Cash Dividends Declared Per Share	High Price	Low Price	Cash Dividends Declared Per Share

Quarter Ended
Fourth quarter	$26.19	$23.18	$0.22	$28.36	$24.10	$0.22
Third quarter	25.92	23.46	0.22	30.29	26.69	0.20
Second quarter	27.70	23.13	0.22	29.87	24.36	0.20
First quarter	28.90	24.50	0.22	26.18	21.77	0.20
The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. Under those sections, a REIT which distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed for tax years beginning after December 31, 2017 under the TCJA) and may not be able to qualify as a REIT for the four subsequent taxable years.

Future distributions will be declared and paid at the discretion of the Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Trustees deems relevant.

Our total annual dividends per common share for 2017 was $0.88 per share. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. However, the TCJA provides a deduction of up to 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2017 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

As of December 31, 2017, the Company elected, for tax purposes, to treat the wholly-owned limited partnership that holds its Allentown property as a taxable REIT subsidiary (“TRS”). A TRS is a corporation, other than a REIT, in which we directly or indirectly hold stock, which has made a joint election with us to be treated as a TRS under Section 856(l) of the Code. A TRS is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a non-REIT “C” corporation. As a result, all future taxable income recognized by the TRS, including capital gains on the sale of the property held in the TRS, will be subject to a corporate level tax.
The Allentown legal entity restructuring resulted in a capital gain recognized for tax purposes in 2017. Consequently, the Company has determined that $0.37 of the $0.88 dividends distributed to shareholders in 2017 represented long-term capital gains. The Company’s 2018 consolidated financial statements will reflect the TRS’ federal and state corporate income taxes associated with the operating activities at its Allentown property until the expected sale date in the first quarter.

We have determined the dividends paid on our common shares during 2017 and 2016 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2017	$0.88	$0.51	$0.37	$—
2016	0.82	0.82	—	—

Total Shareholder Return Performance

The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, SNL U.S. REIT Equity Index and the SNL REIT Retail Shopping Center Index as provided by SNL Financial LC, from January 15, 2015 to December 31, 2017, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Historical stock performance is not necessarily indicative of future results.

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
COMPARISON OF CUMULATIVE TOTAL RETURN(1)

$150
$100
$50
$0
1/15/2015
12/31/2015
12/31/2016
12/31/2017
UE
S&P 500
Russell 2000
SNL US REIT Retail Shopping Center
SNL US REIT Equity

(1) $100 invested on January 15, 2015 in stock or index, including reinvestment of dividends.

	Cumulative(1) Total Return %	Total Return $ as of
Stock/Index		1/15/2015	12/31/2015	12/31/2016	12/31/2017
UE	18.7	100	101.4	122.6	118.7
S&P 500	42.8	100	104.7	117.2	142.8
Russell 2000	38.7	100	99.7	120.9	138.7
SNL U.S. REIT Equity	14.5	100	97.1	105.7	114.5
SNL U.S. REIT Retail Shopping Center	(8.9)	100	98.9	102.4	91.1
(1) Cumulative total return is for the period from the separation date on January 15, 2015 to December 31, 2017.

Operating Partnership

Market Information and Distributions

There is no established public market for our general and common limited partnership interests in the operating partnership (“OP Units”). As of February 13, 2018, there were 12,812,954 OP Units outstanding, held by approximately 31 holders of record. The following table sets forth the cash distributions declared on our OP Units by quarter for 2017 and 2016:

	2017	2016
	Cash Distributions Declared Per Unit	Cash Distributions Declared Per Unit

Quarter Ended
Fourth quarter	$0.22	$0.22
Third quarter	0.22	0.20
Second quarter	0.22	0.20
First quarter	0.22	0.20
Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. No units were redeemed during the year ended December 31, 2017.

Recent Sales of Unregistered Shares

Under the terms of UELP’s limited partnership agreement, the common limited partnership units in our limited partnership may be redeemed, subject to certain conditions, for cash or an equivalent number of our common shares, at our option. During the three months ended December 31, 2017, there were no redemptions of operating partnership units.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2017, 5,427 restricted common shares were forfeited by former employees. We did not repurchase any of our equity securities during the three months ended December 31, 2017.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated and combined financial data set forth for the Company and the Operating Partnership as of and for each of the five years in the period ended December 31, 2017. The consolidated balance sheets as of December 31, 2017 and December 31, 2016 reflects the consolidation of properties that are wholly-owned and properties in which we own less than 100% interest, but in which we have a controlling interest. The consolidated statement of income for the year ended December 31, 2017 and December 31, 2016 includes the consolidated accounts of the Company. The consolidated and combined statement of income for the year ended December 31, 2015 includes the consolidated accounts of the Company and the combined accounts of the UE Business. Accordingly, the results presented for the year ended December 31, 2015 reflect the aggregate operations, changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial data for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as the UE Business was under common control of Vornado prior to January 15, 2015. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our audited consolidated and combined financial statements and related notes included in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K.

Urban Edge Properties

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2017	2016	2015	2014	2013
Operating Data:
Property rentals	$265,984	$236,798	$231,867	$232,592	$228,282
Tenant expense reimbursements	99,098	84,921	84,617	81,887	73,170
Income from Stop & Shop settlement	—	—	—	—	59,599
Management and development fees	1,535	1,759	2,261	535	606
Income from acquired leasehold interest	39,215	—	—	—	—
Other income	1,210	2,498	4,200	662	1,338
Total revenue	407,042	325,976	322,945	315,676	362,995
Total expenses	245,278	192,958	224,869	193,236	195,782
Operating income	161,764	133,018	98,076	122,440	167,213
Net income	72,938	96,630	41,348	65,794	109,335
Net income attributable to operating partnership	(5,824)	(5,812)	(2,547)	—	—
Net income attributable to consolidated subsidiaries	(44)	(3)	(16)	(22)	(21)
Net income attributable to common shareholders(1)	$67,070	$90,815	$38,785	$65,772	$109,314

Earnings per common share - Basic(2):	0.62	0.91	0.39	0.66	1.10
Earnings per common share - Diluted(2):	0.61	0.91	0.39	0.66	1.10
Weighted average shares outstanding - Basic(2)	107,132	99,364	99,252	99,248	99,248
Weighted average shares outstanding - Diluted(2)	118,390	99,794	99,278	99,248	99,248
Dividends declared per common share	0.88	0.82	0.80	—	—
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

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data as of period end:
Real estate, net of accumulated depreciation	$2,084,727	$1,597,423	$1,575,530	$1,555,301	$1,562,416
Total assets	2,820,808	1,904,138	1,918,931	1,731,176	1,749,965
Mortgages payable, net	1,564,542	1,197,513	1,233,983	1,278,182	1,200,762
Total liabilities	1,830,267	1,408,021	1,447,477	1,472,313	1,408,381
Noncontrolling interests in operating partnership	100,218	35,451	33,177	—	—
Total equity	990,541	496,117	471,454	258,863	341,584

Other Data:
Cash flow Statement Data:
Provided by operating activities	157,898	137,249	138,078	105,688	240,527
Used in investing activities	(295,732)	(59,230)	(66,415)	(45,586)	(24,926)
Provided by (used in) financing activities	498,489	(115,858)	93,795	(63,807)	(212,636)

Urban Edge Properties LP

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2017	2016	2015	2014	2013
Operating Data:
Property rentals	$265,984	$236,798	$231,867	$232,592	$228,282
Tenant expense reimbursements	99,098	84,921	84,617	81,887	73,170
Income from Stop & Shop settlement	—	—	—	—	59,599
Management and development fees	1,535	1,759	2,261	535	606
Income from acquired leasehold interest	39,215
Other income	1,210	2,498	4,200	662	1,338
Total revenue	407,042	325,976	322,945	315,676	362,995
Total expenses	245,278	192,958	224,869	193,236	195,782
Operating income	161,764	133,018	98,076	122,440	167,213
Net income	72,938	96,630	41,348	65,794	109,335
Net income attributable to consolidated subsidiaries	(44)	(3)	(16)	(22)	(21)
Net income attributable to unitholders(1)	$72,894	$96,627	$41,332	$65,772	$109,314

Earnings per unit - Basic(2):	0.62	0.91	0.39	0.63	1.04
Earnings per unit - Diluted(2):	0.61	0.91	0.39	0.63	1.04
Weighted average units outstanding - Basic(2)	117,779	105,455	105,276	104,965	104,965
Weighted average units outstanding - Diluted(2)	118,390	106,099	105,374	104,965	104,965
Distributions declared per unit	0.88	0.82	0.80	—	—
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

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Balance Sheet Data as of period end:
Real estate, net of accumulated depreciation	$2,084,727	$1,597,423	$1,575,530	$1,555,301	$1,562,416
Total assets	2,820,808	1,904,138	1,918,931	1,731,176	1,749,965
Mortgages payable, net	1,564,542	1,197,513	1,233,983	1,278,182	1,200,762
Total liabilities	1,830,267	1,408,021	1,447,477	1,472,313	1,408,381
Total equity	990,541	496,117	471,454	258,863	341,584

Other Data:
Cash flow Statement Data:
Provided by operating activities	157,898	137,249	138,078	105,688	240,527
Used in investing activities	(295,732)	(59,230)	(66,415)	(45,586)	(24,926)
Provided by (used in) financing activities	498,489	(115,858)	93,795	(63,807)	(212,636)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict; these factors include, among others, the estimated remediation and repair costs related to Hurricane Maria and the timing of re-opening and resumption of full operations at the affected properties. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K for the year ended December 31, 2017.
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

Executive Overview

Urban Edge Properties (“UE”, “Urban Edge”, or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that manages, develops, redevelops, and acquires retail real estate, primarily in the New York metropolitan area. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and other assets. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2017, Urban Edge owned approximately 89.9% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary that consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of December 31, 2017, our portfolio comprised 85 shopping centers, four malls and a warehouse park totaling approximately 16.7 million square feet.
Operating Strategy. Our operating strategy is to maximize the value of our existing assets through proactive management encompassing: continuous asset evaluation for highest-and-best-use; efficient and cost-conscious operations that minimize retailer operating expense and enhance property quality; and targeted leasing to the most desirable tenants. During 2017 we:

•	increased same-property cash Net Operating Income (“NOI”)(1) by 4.7% over the year ended December 31, 2016;

•	increased same-property retail portfolio occupancy(2) to 98.3% from 98.2% as of December 31, 2016;

•	saw consolidated retail portfolio occupancy(3) decline to 96.0% from 97.2% as of December 31, 2016 owing to our acquisition of shopping centers with lower occupancies than ours;

•
signed 37 new leases totaling 346,877 square feet, including 19 new leases on a same-space(4) basis totaling 108,604 square feet at an average rental rate of $21.52 per square foot on a GAAP basis and $19.93 per square foot on a cash basis, and generating average rent spreads of 13.8% on a GAAP basis and 3.2% on a cash basis; and

•
renewed or extended 70 leases totaling 1,041,389 square feet, including 70 leases on a same-space basis totaling 1,041,389 square feet at an average rental rate of $15.93 per square foot on a GAAP basis and $15.63 per square foot on a cash basis and, generating average rent spreads of 9.3% on a GAAP basis and 5.8% on a cash basis.

Investment Strategy. Our investment strategy is to selectively deploy capital through redevelopment and development of our existing assets and through acquisitions in our target markets that are expected to generate attractive risk-adjusted returns. At the same time, we plan to sell assets that no longer meet our investment criteria. During 2017, we:

•	increased the number of active development and redevelopment projects; active projects have a total expected investment of $195.5 million of which $104.9 million remains to be funded;

•	completed projects at East Hanover, East Hanover warehouses, Garfield, Hackensack, Rockaway, Turnersville, Walnut Creek (Mt. Diablo), and Freeport;

•	identified approximately $115.5 million of additional development and redevelopment projects expected to be completed over the next several years;

•	acquired nine retail assets, predominantly in the New York metropolitan area, totaling $464 million, including transaction costs, with gross leasable area of 2.0 million sf; and

•	completed the sale of a 32,000 sf, vacant building in Eatontown, NJ for $4.8 million, and completed the sale of excess land in Kearny, NJ for $0.3 million, both net of selling costs.
Capital Strategy. Our capital strategy is to keep our balance sheet strong, flexible and capable of supporting growth by using cash flow from operations, refinancing debt when opportunities are favorable, and reinvesting funds from selective asset sales. During 2017, we:

•	refinanced our $544 million cross-collateralized mortgage with 18 individual, non-recourse mortgage financings totaling $710 million;

•
refinanced our $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million with a 10-year fixed rate mortgage, at 4.18%;

•
amended and extended our $500 million unsecured revolving credit agreement. The amendment increased its size to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options;

•
issued 1.8 million OP units in connection with the acquisition of a ground lease under Yonkers Gateway Center at $27.09 per unit. Additionally, we issued 2.6 million OP units and 1.9 million OP units in connection with the portfolio acquisition of seven retail assets (the "Portfolio”) at a value of $27.02 per unit;

•	issued 7.7 million common shares of beneficial interest in an underwritten public offering in May 2017. This offering generated cash proceeds of $193.5 million, net of $1.3 million of issuance costs;

•
issued 6.25 million common shares of beneficial interest in August 2017 to a large institutional investor at a net price of $24.80 per share. There was no underwriter or placement agent and net cash proceeds to the Company were $155 million; and

•	ended the year with cash and cash equivalents, including restricted cash, of $501 million and debt, net of cash, to total market capitalization of 22.4%.
2018 Outlook. We seek growth in earnings, funds from operations, and cash flows primarily by:

•
leasing vacant spaces, extending expiring leases at higher rents, processing the exercise of tenant options and, when possible, replacing underperforming tenants with tenants that can pay higher rents;

•	expediting the delivery of space to and the collection of rents from tenants with executed leases that have not yet commenced;

•	creating additional value from our existing assets by redevelopment of existing space, development of new space and pad sites, and by anchor repositioning; and

•	disposing of non-core assets and, when possible, reinvesting the proceeds in existing properties and in acquiring additional properties meeting our investment criteria.

(1)Refer to page 38 for a reconciliation to the nearest GAAP measure.
(2)Information provided on a same-property basis includes the results of properties that were owned and operated for the entirety of the reporting periods being compared and excludes properties that were under development, redevelopment, acquired, sold, or in the foreclosure process during the periods being compared and totals 74 properties for the years ended December 31, 2017 and December 31, 2016.

(3)Our retail portfolio includes shopping centers and malls and excludes warehouses.
(4)The “same-space” designation is used to compare leasing terms (cash leasing spreads) from the prior tenant to the new/current tenant. In some cases, leases are excluded from "same-space" because the gross leasable area of the prior lease is combined/divided to form a larger/smaller, non-comparable space.

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

Real Estate — The nature of our business as an owner, redeveloper and operator of retail shopping centers means that we invest significant amounts of capital into our properties. Depreciation, amortization and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. Real estate is capitalized and depreciated on a straight-line basis in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives which range from 3 to 40 years. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates. These assessments have a direct impact on our net income. Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations that improve or extend the useful lives of assets are capitalized.

Real estate undergoing redevelopment activities is also carried at cost but no depreciation is recognized. All property operating expenses directly associated with and attributable to the redevelopment, including interest, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the property when completed. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to impairment expense. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete. Generally, a redevelopment is considered substantially completed and ready for its intended use upon completion of tenant improvements, but no later than one year from completion of major construction activity. We make judgments as to the time period over which to capitalize such costs and these assumptions have a direct impact on net income because capitalized costs are not subtracted in calculating net income.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities. We assess fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities based on their relative fair values at date of acquisition.

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated and combined financial statements. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. The carrying value of a property may also be individually reassessed in the event a casualty occurs at that property. Casualty events may include property damage from a natural disaster or fire. When such an event occurs, management estimates the net book value of assets damaged over the property’s total gross leasable area and adjusts the property’s carrying value to reflect the damages. Estimates are subjective and may change if additional damage is later assessed.

Real Estate Held For Sale — When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate its fair value, net of estimated costs to sell. If the estimated fair value, net of estimated costs to sell, of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within a year.

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

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•
Base Rent - income arising from minimum lease payments from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases. We commence revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a lease incentive to tenants, we recognize the incentive as a reduction of rental revenue on a straight-line basis over the term of the lease. We have a limited number of operating leases that contain contingent rental provisions under which fixed rent shall abate, contingent upon timing and completion of property redevelopment. The Company’s policy is to defer recognition of contingent rent abatements until the specified target (i.e. completion of redevelopment) that triggers the contingent rent abatement is achieved.

•
Percentage Rent - income arising from retail tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

•
Tenant Expense Reimbursements - revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses, real estate taxes and capital improvements of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

•	Management, Leasing and Other Fees - income arising from contractual agreements with third parties. This revenue is recognized as the related services are performed under the respective agreements.

Share-Based Compensation — We grant stock options, LTIP units, OP units, restricted share awards and performance-based units to our officers, trustees and employees. Fair value is determined, depending on the type of award, using either the Black-Scholes option-pricing model or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date. In using the Black-Scholes option pricing model, expected volatilities and dividend yields are primarily based on available implied data and peer group companies’ historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant. Share-based compensation expense is included in general and administrative expenses on the consolidated and combined statements of income.

Recent Accounting Pronouncements

See Note 3 to the audited consolidated and combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recent accounting pronouncements that may affect us. Additionally, see Note 8 to the audited consolidated and combined financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recent amendments to the Internal Revenue Code.

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
Our primary cash expenses consist of our property operating and capital expenses, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance, and utilities; general and administrative expenses include payroll, professional fees, information technology, office expenses, and other administrative expenses; and interest and debt expense is primarily interest on our mortgage debt and amortization of deferred financing costs on our revolving credit agreement. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest, and salaries related to properties under development or redevelopment until the property is ready for its intended use.
Our consolidated and combined results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments and redevelopments. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition.
The following provides an overview of our key non-GAAP measures based on our consolidated results of operations (refer to cash NOI, same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Year Ended December 31,
(Amounts in thousands)	2017	2016
Net income	$72,938	$96,630
FFO applicable to diluted common shareholders(1)	157,762	136,493
Cash NOI(2)	233,187	209,661
Same-property cash NOI(2)	187,615	179,119
(1) Refer to page 39 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 38 for a reconciliation to the nearest GAAP measure.

Comparison of the Year Ended December 31, 2017 to December 31, 2016
Net income for the year ended December 31, 2017 was $72.9 million, compared to net income of $96.6 million for the year ended December 31, 2016. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2017 as compared to the same period of 2016:

	For the year ended December 31,
(Amounts in thousands)	2017	2016	$ Change
Total revenue	$407,042	$325,976	$81,066
Property operating expenses	50,894	45,280	5,614
General and administrative expenses	30,413	27,438	2,975
Depreciation and amortization	82,281	56,145	26,136
Real estate taxes	59,737	51,429	8,308
Casualty and impairment loss	7,382	—	7,382
Provision for doubtful accounts	3,445	1,214	2,231
Gain on sale of real estate	202	15,618	(15,416)
Interest and debt expense	56,218	51,881	4,337
Loss on extinguishment of debt	35,336	—	35,336
Income tax benefit (expense)	278	(804)	1,082

Total revenue increased by $81.1 million to $407.0 million in the year ended December 31, 2017 from $326.0 million in the year ended December 31, 2016. The increase is primarily attributable to:

•
$39.2 million in income from acquired leasehold interest due to the write-off of the unamortized intangible liability related to the below-market ground lease acquired in connection with the acquisition of the ground lease at Shops at Bruckner;

•	$32.6 million increase as a result of acquisitions net of dispositions;

•	$6.3 million increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects; and

•
$4.5 million increase in property rentals due to rent commencements, contractual rent increases and an increase in percentage rental income, net of tenant vacancies primarily at properties undergoing development, partially offset by

•	$1.3 million decrease in other income due to a decrease in tenant bankruptcy settlement income received during 2017; and

•	$0.2 million decrease in management and development fee income.
Property operating expenses increased by $5.6 million to $50.9 million in the year ended December 31, 2017 from $45.3 million in the year ended December 31, 2016. The increase is primarily attributable to an increase in common area maintenance expenses as a result of acquisitions that closed in 2017.
General and administrative expenses increased by $3.0 million to $30.4 million in the year ended December 31, 2017 from $27.4 million in the year ended December 31, 2016. The increase is primarily attributable to:

•	$2.4 million net increase in employment costs including $1.7 million increase in share based compensation expense and $0.5 million severance expense; and

•	$0.6 million net increase in legal, other professional fees and costs related to information technology.
Depreciation and amortization increased by $26.1 million to $82.3 million in the year ended December 31, 2017 from $56.1 million in the year ended December 31, 2016. The increase is primarily attributable to:

•	$23.1 million increase as a result of acquisitions net of dispositions that closed in 2017 and 2016; and

•	$3.4 million increase from development projects and tenant improvements placed into service in 2017 and 2016, partially offset by

•	$0.4 million decrease in tenant intangibles due to write-offs from tenants vacating in 2016.
Real estate taxes increased by $8.3 million to $59.7 million in the year ended December 31, 2017 from $51.4 million in the year ended December 31, 2016. The increase is primarily attributable to:

•	$5.0 million increase as a result of acquisitions net of dispositions that closed in 2017 and 2016; and

•	$3.3 million increase due to higher assessed values and tax refunds received in 2016.

Casualty and impairment losses of $7.4 million were recognized in the year ended December 31, 2017 as a result of the following events:

•	$3.5 million real estate impairment loss on our property in Eatontown, NJ, prior to sale on June 30, 2017; and

•
$3.9 million casualty loss incurred as a result of Hurricane Maria, consisting of a $2.2 million write-off of the estimated net book value of the fixed assets damaged by the hurricane, and $1.7 million of hurricane related expenses.

Provision for doubtful accounts increased by $2.2 million to $3.4 million in the year ended December 31, 2017 from $1.2 million in the year ended December 31, 2016 primarily due to $1.3 million provision for doubtful accounts recorded for tenants impacted by Hurricane Maria.
We recognized a gain on the sale of real estate in 2017 of $0.2 million as a result of the sale of excess land at our property in Kearny, NJ on September 8, 2017. We recognized a gain on the sale of real estate of $15.6 million as a result of the sale of our property in Waterbury, CT on June 9, 2016.
Interest and debt expense increased by $4.3 million to $56.2 million in the year ended December 31, 2017 from $51.9 million in the year ended December 31, 2016. The increase is primarily attributable to:

•	$4.5 million increase in interest from loans issued and assumed on acquisitions closed since December 2016;

•	$3.6 million increase in interest due to 18 new individual, non-recourse mortgage financings totaling $710 million closed during the fourth quarter of 2017; and

•	$0.5 million increase in interest due to the mortgage loan refinancing secured by our Tonnelle Commons property in North Bergen, NJ, partially offset by

•	$4.1 million net decrease in interest due to principal paydowns and refinancing of the $544 million cross-collateralized mortgage loan; and

•	$0.2 million increase of interest capitalized related to additional development projects.
Loss on extinguishment of debt of $35.3 million in the year ended December 31, 2017 was recognized as a result of the following events:

•
$34.1 million charge related to the early debt extinguishment in connection with the refinancing of our $544 million cross-collateralized mortgage consisting of a $31.1 million defeasance expense and $3.0 million write-off of unamortized deferred financing fees; and

•
$1.3 million charge from the refinancing our mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, consisting of a $1.1 million prepayment penalty and $0.2 million of unamortized deferred financing fees on the original loan.

Income tax expense decreased by $1.1 million resulting in an income tax benefit of $0.3 million in the year ended December 31, 2017 from $0.8 million of expense in the year ended December 31, 2016 primarily due to the impact of the losses from Hurricane Maria in 2017.

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

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 74 properties for the twelve months ended December 31, 2017 and 2016. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, under contract to be sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected cash NOI from the project is realized. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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

We use cash NOI internally to make investment and capital allocation decisions and to compare the unlevered performance of our properties to our peers. Further, we believe cash NOI is useful to investors as a performance measure because, when compared across periods, cash NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from operating income or net income. As such, cash NOI assists in eliminating disparities in net income due to the development, redevelopment, acquisition or disposition of properties during the periods presented, and thus provides a consistent performance measure for the comparison of the operating performance of the Company’s properties. Cash NOI and same-property cash NOI should not be considered substitutes for operating income or net income and may not be comparable to similarly titled measures employed by others.
Same-property cash NOI increased by $8.5 million, or 4.7%, for the twelve months ended December 31, 2017 as compared to the twelve months ended December 31, 2016.

The following table reconciles net income to cash NOI and same-property cash NOI for the years ended December 31, 2017 and 2016.

	For the year ended December 31,
(Amounts in thousands)	2017	2016
Net income	$72,938	$96,630
Add: income tax (benefit) expense	(278)	804
Interest income	(2,248)	(679)
Gain on sale of real estate	(202)	(15,618)
Interest and debt expense	56,218	51,881
Loss on extinguishment of debt	35,336	—
Management and development fee income from non-owned properties	(1,535)	(1,759)
Other income	(235)	(121)
Depreciation and amortization	82,281	56,145
Casualty and impairment loss(6)	7,382	—
General and administrative expense	30,413	27,438
Transaction costs	278	1,405
Less: non-cash revenue and expenses	(47,161)	(6,465)
Cash NOI(1)	233,187	209,661
Adjustments:
Non-same property cash NOI(1)(2)	(46,766)	(28,164)
Hurricane related operating loss(4)	1,267	—
Construction settlement due to tenant	902	—
Tenant bankruptcy settlement income(3)	(975)	(2,378)
Same-property cash NOI	$187,615	$179,119
Adjustments:
Cash NOI related to properties being redeveloped(5)	25,304	22,846
Same-property cash NOI including properties in redevelopment	$212,919	$201,965
(1) Cash NOI is calculated as total property revenues less property operating expenses, excluding the net effects of non-cash rental income and non-cash ground rent expense.
(2) Non-same property cash NOI for the year ended December 31, 2017 includes cash NOI related to properties being redeveloped and properties acquired, disposed, or in foreclosure. Includes $0.9 million of hurricane operating losses at Montehiedra that are subject to reimbursement from the insurance company.
(3) Tenant bankruptcy settlement income includes lease termination income.
(4) Amounts reflect rental and tenant reimbursement losses as well as provisions against outstanding amounts due from tenants at Las Catalinas that are subject to reimbursement from the insurance company.
(5) Excludes $0.9 million of rental and tenant reimbursement losses as well as provisions against outstanding amounts due from tenants at Montehiedra that are subject to reimbursement from the insurance company for the year ended December 31, 2017.
(6) Casualty and impairment loss for the year ended December 31, 2017 include $1.7 million hurricane related expenses, $2.2 million write-off of net book value of assets damaged and $3.5 million real estate impairment loss incurred in connection with the sale of the Company's Eatontown property.

Funds From Operations
FFO applicable to diluted common shareholders for the year ended December 31, 2017 was $157.8 million compared to $136.5 million for the year ended December 31, 2016.

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

	For the year ended December 31,
(Amounts in thousands)	2017	2016
Net income	$72,938	$96,630
Less (net income) attributable to noncontrolling interests in:
Operating partnership	(5,824)	(5,812)
Consolidated subsidiaries	(44)	(3)
Net income attributable to common shareholders	67,070	90,815
Adjustments:
Rental property depreciation and amortization	81,401	55,484
Real estate impairment loss	3,467	—
Gain on sale of real estate	—	(15,618)
Limited partnership interests in operating partnership(1)	5,824	5,812
FFO applicable to diluted common shareholders	$157,762	$136,493
(1) Represents earnings allocated to LTIP and OP unit holders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented. FFO applicable to diluted common shareholders calculations includes earnings allocated to LTIP and OP unit holders. For the year ended December 31, 2017 calculation, the weighted average share total includes the redeemable shares outstanding as their inclusion is dilutive. For the year ended December 31, 2016, the respective weighted average share totals are excluded because their inclusion is anti-dilutive.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP Unit for each of the four quarters in 2017, or an annual rate of $0.88. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

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

Our short-term liquidity requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, recurring expenditures (general & administrative expenses), expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions.

At December 31, 2017, we had cash and cash equivalents, including restricted cash, of $501 million and no amounts drawn on our revolving credit agreement. In addition, the Company has the following sources of capital available:

Year Ended December 31,
(Amounts in thousands)	2017
ATM equity program(1)
Original offering amount	$250,000
Available capacity	$241,300

Revolving credit agreement(2)
Total commitment amount	$600,000
Available capacity	$600,000
Maturity(3)	March 7, 2021
(1) Refer to Note 15 to the consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2) Refer to Note 7 to the consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(3) On March 7, 2017, we amended and extended our revolving credit agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options.

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

We have one mortgage loan, secured by our property in Englewood, NJ, scheduled to mature in 2018. As of December 31, 2017, the outstanding principal balance of this mortgage loan totaled $11.5 million. During 2017, our property in Englewood, NJ was transferred to a receiver. Subsequent to December 31, 2017, the property was sold at a foreclosure sale. Upon issuance of the court’s order approving the sale and discharging the receiver, all assets and liabilities related to the property will be removed. We have no other debt scheduled to mature until 2021. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our ATM equity program, our revolving credit agreement and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Summary of Cash Flows

Cash and cash equivalents including restricted cash was $500.8 million at December 31, 2017, compared to $140.2 million as of December 31, 2016, an increase of $360.6 million.

Our cash flow activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Net cash provided by operating activities	$157,898	$137,249	$138,078
Net cash used in investing activities	(295,732)	(59,230)	(66,415)
Net cash provided by (used in) financing activities	498,489	(115,858)	93,795

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rent and tenant expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
For the year ended December 31, 2017, net cash provided by operating activities of $157.9 million was comprised of $161.3 million of cash from operating income and a net decrease of $3.4 million in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.
For the year ended December 31, 2016, net cash provided by operating activities of $137.2 million was comprised of $140.1 million of cash from operating income and $2.9 million net decrease in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $295.7 million for the year ended December 31, 2017, increased by $236.5 million from $59.2 million for the year ended December 31, 2016. The activity was comprised of (i) $211.4 million net cash used in acquiring nine real estate assets during the year, with total gross leasable area of 2.0 million sf, and (ii) $89.3 million net cash used in real estate development and capital improvements at existing properties, partially offset by (iii) $5.0 million of proceeds from the sale of our property in Eatontown, NJ and the sale of excess land in Kearny, NJ.
Net cash used in investing activities of $59.2 million for the year ended December 31, 2016 was comprised of (i) $69.9 million of real estate additions and (ii) $9.3 million from the acquisition of real estate, partially offset by (iii) $19.9 million of proceeds from the sale of operating properties.

Financing Activities
Net cash flow provided by financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash provided by financing activities of $498.5 million for the year ended December 31, 2017 increased by $614.3 million from net cash used in financing activities of $115.9 million for the year ended December 31, 2016. The activity was comprised of (i) $935.7 million of proceeds from borrowings attributable to the issuance of 18 non-recourse secured mortgages, refinancing of our Tonnelle Commons mortgage loan and mortgages assumed and issued to fund acquisitions, (ii) $348.4 million of proceeds from the issuance of common shares attributable to an underwritten public offering, and a direct sale of common shares with a large institutional investor, partially offset by (iii) $536.5 million used to purchase marketable securities in connection with debt defeasance, (iv) $129.6 million for debt repayments, (v) $104.9 million of distributions paid to common shareholders and unitholders of the Operating Partnership, (vi) $13.2 million of debt issuance costs, (vii) $1.1 million payment on extinguishment of debt attributable to the refinancing of our Tonnelle Commons mortgage loan, and (viii) $0.3 million of taxes withheld on vested restricted units.

Net cash used in financing activities of $115.9 million for the year ended December 31, 2016, was comprised of (i) $86.3 million of distributions paid to common shareholders and unitholders of the Operating Partnership and (ii) $38.5 million for debt repayments, partially offset by (iii) $8.9 million of proceeds from the issuance of common shares including shares issued under our ATM equity program.

Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rate as of December 31, 2017.

(Amounts in thousands)	Principal balance at December 31, 2017	Weighted Average Interest Rate at December 31, 2017
Mortgages payable:
Fixed rate debt	$1,408,817	4.14%
Variable rate debt(1)	169,500	3.10%
Total mortgages payable	1,578,317	4.03%
Unamortized debt issuance costs	(13,775)
Total mortgages payable, net of unamortized debt issuance costs	$1,564,542
(1) As of December 31, 2017, $80.5 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of December 31, 2017. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2017, we were in compliance with all debt covenants.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus an applicable margin of 1.10% to 1.55% and an annual facility fee of 15 to 35 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants, including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement.

On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million with a 10-year fixed rate mortgage, at 4.18%. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the twelve months ended December 31, 2017 comprised of a $1.1 million prepayment penalty and write-off of $0.2 million of unamortized deferred financing fees on the original loan.

In connection with retail assets acquired during the year ended December 31, 2017, we assumed $69.4 million of existing mortgages, secured by the acquired properties, including $12.6 million with the acquisition of Shops at Bruckner on January 17, 2017, $23.8 million with the acquisition of Hudson Mall on February 2, 2017, and $33 million with the acquisition of Yonkers Gateway Center on May 24, 2017. In addition, we obtained $126 million of non-recourse, secured mortgage debt on May 24 and 25, 2017, in connection with the acquisition of a portfolio of seven retail assets comprising 1.5 million sf of gross leasable area.

During the fourth quarter of 2017, we completed 18 individual, non-recourse mortgage financings totaling $710 million. The new mortgages have a weighted average interest rate of 4.0% with a weighted average term to maturity of 10 years. The proceeds received were used to legally defease and prepay the Company’s $544 million mortgage, cross-collateralized by 39 assets and scheduled to mature in 2020. The cross-collateralized mortgage loan had a weighted average interest rate of 4.2%. As a result of the refinancing, the Company generated $120 million of additional cash proceeds net of refinancing costs, and recognized a $34.1 million loss on extinguishment of debt in the year ended December 31, 2017.

During 2017, our property in Englewood, NJ was transferred to a receiver. Subsequent to December 31, 2017, the property was sold at a foreclosure sale. Upon issuance of the court’s order approving the sale and discharging the receiver, all assets and liabilities related to the property will be removed.

We have contractual obligations related to our mortgage loans described further in Note 7 to the consolidated and combined financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. Below is a summary of our contractual obligations as of December 31, 2017:

	Commitments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual cash obligations
Long-term debt obligations(1)	$2,063,703	$80,585	$138,245	$341,967	$1,502,906
Operating lease obligations	66,789	9,091	15,558	11,521	30,619
	$2,130,492	$89,676	$153,803	$353,488	$1,533,525
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2017.
Additional contractual obligations that have been excluded from this table are as follows:

•	Obligations related to construction and development contracts, since amounts are not fixed or determinable. Such contracts will generally be due over the next two years;

•	Obligations related to maintenance contracts, since these contracts typically can be canceled upon 30 to 60 days’ notice without penalty;

•	Obligations related to employment contracts with certain executive officers, since all agreements are subject to cancellation by either the Company or the executive without cause upon notice; and

•	Recorded debt premiums or discounts that are not obligations.

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
(Amounts in thousands)	2017	2016
Capital expenditures:
Development and redevelopment costs	$60,477	$51,585
Capital improvements	13,181	15,180
Tenant improvements and allowances	7,568	3,136
Total capital expenditures	$81,226	$69,901
As of December 31, 2017, we had approximately $195.5 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $53.6 million of completed projects, an increase of $57.4 million from $191.7 million of active and completed projects as of December 31, 2016. We have advanced these projects $56.5 million since December 31, 2016 and anticipate that these projects will require an additional $111.4 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, borrowings under our revolving credit agreement and/or using secured debt, or issuing equity.

Commitments and Contingencies
Loan Commitments
In January 2015, we completed a modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and other capital expenditures which has been fully funded as of December 31, 2017.

Insurance
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for certified acts of terrorism acts but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism

Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses with limits of $5 million per occurrence and in the aggregate providing first and third party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not covered from retail properties, which could be material.
We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future and expect premiums across most property coverage lines to increase in light of recent events. The incurrence of uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and financial condition.

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. All anchor tenants were open for business within weeks after the hurricane other than Marshalls at Montehiedra, which is being reconstructed. At year-end, approximately 86% of all stores previously occupied prior to the hurricane (as measured by GLA) are open.
As of December 31, 2017, the Company has incurred approximately $5.1 million of costs remediating property damages caused by the hurricane, $3.4 million capitalized within Construction in progress on the consolidated balance sheet and $1.7 million of costs expensed within Casualty and impairment loss on the consolidated statement of income. The Company expects insurance proceeds to cover substantially all of these losses subject to applicable deductibles of approximately $2.3 million.
The Company recognized $2.2 million of business interruption losses, net of $1.8 million in cash advances received from its insurance carrier. Losses of $0.9 million pertained to rent abatements when the malls were closed or inoperable as a result of the hurricane, recorded as a reduction of property rentals and tenant expense reimbursements, and $1.3 million was recorded as a provision for doubtful accounts for unpaid rents. The Company expects to recover a significant portion of these losses from insurance in 2018.
In the third quarter of 2017, the Company also recognized a $2.2 million charge reflecting the net book value of assets damaged as a result of the hurricane included within Casualty and impairment loss on the consolidated statement of income.
The Company has comprehensive, all-risk property insurance coverage on its properties in Puerto Rico, including for business interruption, with a $139 million limit of liability, subject to certain conditions, exclusions, deductibles and sub-limits.
To the extent insurance proceeds ultimately exceed the difference between replacement cost and net book value of the damaged assets, the hurricane related expenses incurred, and/or business interruption losses recognized, the excess will be reflected as income in the period those amounts are received or when receipt is deemed probable.
No determination has been made as to the total amount or timing of insurance payments that may be received as a result of the hurricane.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we have accrued costs of $1.2 million and $1.3 million on our consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively, for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, $0.1 million has currently been expended during the year ended December 31, 2017 and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our base rent is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the impacted stores may close prior to lease expiration. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations, such as Toys “R” Us, Sears Holding Corporation (“Sears”) and Staples, Inc. (“Staples”). Sears and Staples represent 2.0% and 1.5%, respectively, of our annualized base rent and each continued to close stores in 2017. During September 2017, Toys “R” Us filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. As of December 31, 2017, the Company had leases with Toys

“R” Us at nine locations with annualized base rent of $5.0 million. We are unable to estimate the outcome of the bankruptcy proceedings at this time. We are not aware of any additional bankruptcies or announced store closings by any tenants in our shopping centers that would individually cause a material reduction in our revenues.

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

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as defined in Item 303 of Regulation S-K as of December 31, 2017 or December 31, 2016.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of December 31, 2017, all of our variable rate debt outstanding had rates indexed to LIBOR.

	2017					2016
(Amounts in thousands)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$169,500		3.10%	$1,695		$38,756		2.36%
Fixed Rate	1,408,817		4.14%	—	(2)	1,166,804		4.26%
	$1,578,317	(1)		$1,695		$1,205,560	(1)
(1) Excludes unamortized debt issuance costs of $13.8 million and $8.0 million as of December 31, 2017 and December 31, 2016, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), interest expense would have increased by approximately $14.1 million based on outstanding balances as of December 31, 2017.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2017, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2017, the estimated fair value of our consolidated debt was $1.6 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees
Urban Edge Properties
New York, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties (the "Company") as of December 31, 2017 and 2016, the related consolidated and combined statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 14, 2018
We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Partners of
Urban Edge Properties LP
New York, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties LP (the "Operating Partnership") as of December 31, 2017 and 2016, the related consolidated and combined statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership's internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2018, expressed an unqualified opinion on the Operating Partnership 's internal control over financial reporting.
Basis for Opinion
These financial statements and financial statement schedules are the responsibility of the Operating Partnership 's management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 14, 2018
We have served as the Operating Partnership's auditor since 2016.

URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Real estate, at cost:
Land	$521,669	$384,217
Buildings and improvements	2,010,527	1,650,054
Construction in progress	133,761	99,236
Furniture, fixtures and equipment	5,897	4,993
Total	2,671,854	2,138,500
Accumulated depreciation and amortization	(587,127)	(541,077)
Real estate, net	2,084,727	1,597,423
Cash and cash equivalents	490,279	131,654
Restricted cash	10,562	8,532
Tenant and other receivables, net of allowance for doubtful accounts of $4,937 and $2,332, respectively	20,078	9,340
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $494 and $261, respectively	85,843	87,695
Identified intangible assets, net of accumulated amortization of $33,827 and $22,361, respectively	87,249	30,875
Deferred leasing costs, net of accumulated amortization of $14,796 and $13,909, respectively	20,268	19,241
Deferred financing costs, net of accumulated amortization of $1,740 and $726, respectively	3,243	1,936
Prepaid expenses and other assets	18,559	17,442
Total assets	$2,820,808	$1,904,138

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,564,542	$1,197,513
Identified intangible liabilities, net of accumulated amortization of $65,832 and $72,528, respectively	180,959	146,991
Accounts payable and accrued expenses	69,595	48,842
Other liabilities	15,171	14,675
Total liabilities	1,830,267	1,408,021
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 113,827,529 and 99,754,900 shares issued and outstanding, respectively	1,138	997
Additional paid-in capital	946,402	488,375
Accumulated deficit	(57,621)	(29,066)
Noncontrolling interests:
Operating partnership	100,218	35,451
Consolidated subsidiaries	404	360
Total equity	990,541	496,117
Total liabilities and equity	$2,820,808	$1,904,138

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUE
Property rentals	$265,984	$236,798	$231,867
Tenant expense reimbursements	99,098	84,921	84,617
Management and development fees	1,535	1,759	2,261
Income from acquired leasehold interest	39,215	—	—
Other income	1,210	2,498	4,200
Total revenue	407,042	325,976	322,945
EXPENSES
Depreciation and amortization	82,281	56,145	57,253
Real estate taxes	59,737	51,429	49,311
Property operating	50,894	45,280	50,595
General and administrative	30,413	27,438	32,044
Casualty and impairment loss	7,382	—	—
Ground rent	10,848	10,047	10,129
Transaction costs	278	1,405	24,011
Provision for doubtful accounts	3,445	1,214	1,526
Total expenses	245,278	192,958	224,869
Operating income	161,764	133,018	98,076
Gain on sale of real estate	202	15,618	—
Interest income	2,248	679	150
Interest and debt expense	(56,218)	(51,881)	(55,584)
Loss on extinguishment of debt	(35,336)	—	—
Income before income taxes	72,660	97,434	42,642
Income tax benefit (expense)	278	(804)	(1,294)
Net income	72,938	96,630	41,348
Less (net income) loss attributable to noncontrolling interests in:
Operating partnership	(5,824)	(5,812)	(2,547)
Consolidated subsidiaries	(44)	(3)	(16)
Net income attributable to common shareholders	$67,070	$90,815	$38,785

Earnings per common share - Basic:	$0.62	$0.91	$0.39
Earnings per common share - Diluted:	$0.61	$0.91	$0.39
Weighted average shares outstanding - Basic	107,132	99,364	99,252
Weighted average shares outstanding - Diluted	118,390	99,794	99,278

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Vornado Equity	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, January 1, 2015	—	$—	$—	$258,522	$—	$—	$341	$258,863
Net income (loss) attributable to common shareholders(1)	—	—	—	(2,022)	40,807	—	—	38,785
Net income attributable to noncontrolling interests	—	—	—	—	—	2,547	16	2,563
Limited partnership units issued to Vornado at separation	—	—	—	(27,649)	—	27,649	—	—
Contributions from Vornado	—	—	—	245,067	—	—	—	245,067
Issuance of shares in connection with separation	99,247,806	993	472,925	(473,918)	—	—	—	—
Common shares issued	43,146	—	258	—	(258)	—	—	—
Dividends on common shares ($0.80 per share)	—	—	—	—	(79,167)	—	—	(79,167)
Share-based compensation expense	—	—	2,186	—	176	7,899	—	10,261
Distributions to operating partnership ($0.80 per unit)	—	—	—	—	—	(4,918)	—	(4,918)
Balance, December 31, 2015	99,290,952	993	475,369	—	(38,442)	33,177	357	471,454
Net income attributable to common shareholders	—	—	—	—	90,815	—	—	90,815
Net income attributable to noncontrolling interests	—	—	—	—	—	5,812	3	5,815
Common shares issued	465,534	4	9,293	—	(348)	—	—	8,949
Share-based awards retained for taxes	(1,586)	—	(38)	—	—	—	—	(38)
Dividends on common shares ($0.82 per share)	—	—	—	—	(81,240)	—	—	(81,240)
Share-based compensation expense	—	—	3,751	—	149	1,533	—	5,433
Distributions to operating partnership ($0.82 per unit)	—	—	—	—	—	(5,071)	—	(5,071)
Balance, December 31, 2016	99,754,900	997	488,375	—	(29,066)	35,451	360	496,117
Net income attributable to common shareholders	—		—	—	67,070	—	—	67,070
Net income attributable to noncontrolling interests	—		—	—	—	5,824	44	5,868
Limited partnership units issued	—	—	105,200	—	—	65,884	—	171,084
Common shares issued	14,083,137	141	348,582	—	(319)	—	—	348,404
Share-based awards withheld for taxes	(10,508)	—	(287)	—	—	—	—	(287)
Dividends on common shares ($0.88 per share)	—		—	—	(95,381)	—	—	(95,381)
Share-based compensation expense	—		4,532	—	75	2,530	—	7,137
Distributions to operating partnership ($0.88 per unit)	—		—	—	—	(9,471)	—	(9,471)
Balance, December 31, 2017	113,827,529	$1,138	$946,402	$—	$(57,621)	$100,218	$404	$990,541
See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,938	$96,630	$41,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,511	57,178	58,299
Income from acquired leasehold interest	(39,215)	—	—
Casualty and impairment loss	5,637	—	—
Loss on extinguishment of debt	35,336	—	—
Amortization of deferred financing costs	2,876	2,830	2,738
Amortization of above and below market leases, net	(9,502)	(7,776)	(7,907)
Straight-lining of rent	352	227	333
Share-based compensation expense	7,137	5,433	10,261
Gain on sale of real estate	(202)	(15,618)	—
Non-cash separation costs paid by Vornado	—	—	17,403
Provision for doubtful accounts	3,445	1,214	1,526
Change in operating assets and liabilities:
Tenant and other receivables	(13,749)	(78)	(4)
Deferred leasing costs	(4,110)	(3,815)	(2,940)
Prepaid and other assets	(4,432)	141	(671)
Accounts payable and accrued expenses	18,594	(237)	11,300
Other liabilities	282	1,120	6,392
Net cash provided by operating activities	157,898	137,249	138,078
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(89,344)	(69,901)	(36,290)
Acquisition of real estate	(211,393)	(9,267)	(30,125)
Proceeds from sale of real estate	5,005	19,938	—
Net cash used in investing activities	(295,732)	(59,230)	(66,415)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(129,640)	(38,458)	(44,654)
Contributions from Vornado	—	—	227,732
Dividends paid to shareholders	(95,381)	(81,240)	(79,167)
Distributions to noncontrolling interests in operating partnership	(9,471)	(5,071)	(4,918)
Debt issuance costs	(13,193)	—	(5,198)
Taxes withheld for vested restricted shares	(287)	(38)	—
Payment on extinguishment of debt	(1,138)	—	—
Proceeds from issuance of common shares, net	348,404	8,949	—
Purchase of marketable securities in connection with debt defeasance	(536,505)	—	—
Proceeds from borrowings	935,700	—	—
Net cash provided by (used in) financing activities	498,489	(115,858)	93,795
Net increase (decrease) in cash and cash equivalents and restricted cash	360,655	(37,839)	165,458
Cash and cash equivalents and restricted cash at beginning of year	140,186	178,025	12,567
Cash and cash equivalents and restricted cash at end of year	$500,841	$140,186	$178,025

See notes to consolidated and combined financial statements.

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payment for interest, includes amounts capitalized of $3,926, $3,763 and $1,856, respectively	$55,140	$51,137	$52,814
Cash payments for income taxes	1,237	1,277	1,907
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through issuance of OP units	171,084	—	—
Acquisition of real estate through assumption of debt	69,659	—	—
Accrued capital expenditures included in accounts payable and accrued expenses	14,651	12,492	8,699
Write-off of fully depreciated assets	3,286	4,585	10,588
Marketable securities transferred in connection with debt defeasance	536,590	—	—
Defeasance of mortgages payable	(505,473)	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$131,654	$168,983	$2,600
Restricted cash at beginning of year	8,532	9,042	9,967
Cash and cash equivalents and restricted cash at beginning of year	$140,186	$178,025	$12,567

Cash and cash equivalents at end of year	$490,279	$131,654	$168,983
Restricted cash at end of year	10,562	8,532	9,042
Cash and cash equivalents and restricted cash at end of year	$500,841	$140,186	$178,025

 See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Real estate, at cost:
Land	$521,669	$384,217
Buildings and improvements	2,010,527	1,650,054
Construction in progress	133,761	99,236
Furniture, fixtures and equipment	5,897	4,993
Total	2,671,854	2,138,500
Accumulated depreciation and amortization	(587,127)	(541,077)
Real estate, net	2,084,727	1,597,423
Cash and cash equivalents	490,279	131,654
Restricted cash	10,562	8,532
Tenant and other receivables, net of allowance for doubtful accounts of $4,937 and $2,332, respectively	20,078	9,340
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $494 and $261, respectively	85,843	87,695
Identified intangible assets, net of accumulated amortization of $33,827 and $22,361, respectively	87,249	30,875
Deferred leasing costs, net of accumulated amortization of $14,796 and $13,909, respectively	20,268	19,241
Deferred financing costs, net of accumulated amortization of $1,740 and $726, respectively	3,243	1,936
Prepaid expenses and other assets	18,559	17,442
Total assets	$2,820,808	$1,904,138

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,564,542	$1,197,513
Identified intangible liabilities, net of accumulated amortization of $65,832 and $72,528, respectively	180,959	146,991
Accounts payable and accrued expenses	69,595	48,842
Other liabilities	15,171	14,675
Total liabilities	1,830,267	1,408,021
Commitments and contingencies
Equity:
Partners’ capital:
General partner:113,827,529 and 99,754,900 units outstanding, respectively	947,540	489,372
Limited partners:12,812,954 and 6,378,704 units outstanding, respectively	105,495	37,081
Accumulated deficit	(62,898)	(30,696)
Total partners’ capital	990,137	495,757
Noncontrolling interest in consolidated subsidiaries	404	360
Total equity	990,541	496,117
Total liabilities and equity	$2,820,808	$1,904,138

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
(In thousands, except unit and per unit amounts)

	Year Ended December 31,
	2017	2016	2015
REVENUE
Property rentals	$265,984	$236,798	$231,867
Tenant expense reimbursements	99,098	84,921	84,617
Management and development fees	1,535	1,759	2,261
Income from acquired leasehold interest	39,215	—	—
Other income	1,210	2,498	4,200
Total revenue	407,042	325,976	322,945
EXPENSES
Depreciation and amortization	82,281	56,145	57,253
Real estate taxes	59,737	51,429	49,311
Property operating	50,894	45,280	50,595
General and administrative	30,413	27,438	32,044
Casualty and impairment loss	7,382	—	—
Ground rent	10,848	10,047	10,129
Transaction costs	278	1,405	24,011
Provision for doubtful accounts	3,445	1,214	1,526
Total expenses	245,278	192,958	224,869
Operating income	161,764	133,018	98,076
Gain on sale of real estate	202	15,618	—
Interest income	2,248	679	150
Interest and debt expense	(56,218)	(51,881)	(55,584)
Loss on extinguishment of debt	(35,336)	—	—
Income before income taxes	72,660	97,434	42,642
Income tax benefit (expense)	278	(804)	(1,294)
Net income	72,938	96,630	41,348
Less: (net income) loss attributable to NCI in consolidated subsidiaries	(44)	(3)	(16)
Net income attributable to unitholders	$72,894	$96,627	$41,332

Earnings per unit - Basic:	$0.62	$0.91	$0.39
Earnings per unit - Diluted:	$0.61	$0.91	$0.39
Weighted average units outstanding - Basic	117,779	105,455	105,276
Weighted average units outstanding - Diluted	118,390	106,099	105,374

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED AND COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands, except unit and per unit amounts)

	General Partner	Limited Partners(1)	Vornado Equity	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2015	$—	$—	$258,522	$—	$341	$258,863
Net income (loss) attributable to unitholders(2)	—	—	(2,022)	43,354	—	41,332
Net income attributable to noncontrolling interests	—	—	—	—	16	16
Contributions from Vornado	—	—	245,067	—	—	245,067
Issuance of units in connection with separation	473,918	27,649	(501,567)	—	—	—
Common units issued as a result of common shares issued by Urban Edge	258	—	—	(258)	—	—
Distributions to partners ($0.80 per unit)	—	—	—	(84,085)	—	(84,085)
Share-based compensation expense	2,186	7,899	—	176	—	10,261
Balance, December 31, 2015	476,362	35,548	—	(40,813)	357	471,454
Net income attributable to unitholders	—	—	—	96,627	—	96,627
Net income attributable to noncontrolling interests	—	—	—	—	3	3
Common units issued as a result of common shares issued by Urban Edge	9,297	—	—	(348)	—	8,949
Distributions to partners ($0.82 per unit)	—	—	—	(86,311)	—	(86,311)
Share-based compensation expense	3,751	1,533	—	149	—	5,433
Share-based awards retained for taxes	(38)	—	—	—	—	(38)
Balance, December 31, 2016	489,372	37,081	—	(30,696)	360	496,117
Net income attributable to unitholders	—	—	—	72,894	—	72,894
Net income attributable to noncontrolling interests	—	—	—	—	44	44
Common units issued as a result of common shares issued by Urban Edge	348,723	—	—	(319)	—	348,404
Limited partnership units issued	105,200	65,884	—	—	—	171,084
Distributions to partners ($0.88 per unit)	—	—	—	(104,852)	—	(104,852)
Share-based compensation expense	4,532	2,530	—	75	—	7,137
Share-based awards withheld for taxes	(287)	—	—	—	—	(287)
Balance, December 31, 2017	$947,540	$105,495	$—	$(62,898)	$404	$990,541
(1) Limited partners have a 10.1% common limited partnership interest in the Operating Partnership as of December 31, 2017 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.
(2) Net loss earned from January 1, 2015 through January 15, 2015 is attributable to Vornado as it was the sole unitholder prior to January 15, 2015. Refer to Note 1 - Organization.

See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,938	$96,630	$41,348
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	82,511	57,178	58,299
Income from acquired leasehold interest	(39,215)	—	—
Casualty and impairment loss	5,637	—	—
Loss on extinguishment of debt	35,336	—	—
Amortization of deferred financing costs	2,876	2,830	2,738
Amortization of above and below market leases, net	(9,502)	(7,776)	(7,907)
Straight-lining of rent	352	227	333
Share-based compensation expense	7,137	5,433	10,261
Gain on sale of real estate	(202)	(15,618)	—
Non-cash separation costs paid by Vornado	—	—	17,403
Provision for doubtful accounts	3,445	1,214	1,526
Change in operating assets and liabilities:
Tenant and other receivables	(13,749)	(78)	(4)
Deferred leasing costs	(4,110)	(3,815)	(2,940)
Prepaid and other assets	(4,432)	141	(671)
Accounts payable and accrued expenses	18,594	(237)	11,300
Other liabilities	282	1,120	6,392
Net cash provided by operating activities	157,898	137,249	138,078
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(89,344)	(69,901)	(36,290)
Acquisition of real estate	(211,393)	(9,267)	(30,125)
Proceeds from sale of real estate	5,005	19,938	—
Net cash used in investing activities	(295,732)	(59,230)	(66,415)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(129,640)	(38,458)	(44,654)
Contributions from Vornado	—	—	227,732
Distributions to partners	(104,852)	(86,311)	(84,085)
Debt issuance costs	(13,193)	—	(5,198)
Taxes withheld for vested restricted units	(287)	(38)	—
Payment on extinguishment of debt	(1,138)	—	—
Proceeds from issuance of units, net	348,404	8,949	—
Purchase of marketable securities in connection with debt defeasance	(536,505)	—	—
Proceeds from borrowings	935,700	—	—
Net cash provided by (used in) financing activities	498,489	(115,858)	93,795
Net increase (decrease) in cash and cash equivalents and restricted cash	360,655	(37,839)	165,458
Cash and cash equivalents and restricted cash at beginning of year	140,186	178,025	12,567
Cash and cash equivalents and restricted cash at end of year	$500,841	$140,186	$178,025

See notes to consolidated and combined financial statements.

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payment for interest, includes amounts capitalized of $3,926, $3,763 and $1,856, respectively	$55,140	$51,137	$52,814
Cash payments for income taxes	1,237	1,277	1,907
NON-CASH INVESTING AND FINANCING ACTIVITIES
Acquisition of real estate through issuance of OP units	171,084	—	—
Acquisition of real estate through assumption of debt	69,659	—	—
Accrued capital expenditures included in accounts payable and accrued expenses	14,651	12,492	8,699
Write-off of fully depreciated assets	3,286	4,585	10,588
Marketable securities transferred in connection with debt defeasance	536,590	—	—
Defeasance of mortgages payable	(505,473)	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$131,654	$168,983	$2,600
Restricted cash at beginning of year	8,532	9,042	9,967
Cash and cash equivalents and restricted cash at beginning of year	$140,186	$178,025	$12,567

Cash and cash equivalents at end of year	$490,279	$131,654	$168,983
Restricted cash at end of year	10,562	8,532	9,042
Cash and cash equivalents and restricted cash at end of year	$500,841	$140,186	$178,025

 See notes to consolidated and combined financial statements.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	ORGANIZATION

Urban Edge Properties (“UE”, “Urban Edge”, or the “Company”) (NYSE: UE) is a Maryland real estate investment trust focused on managing, developing, redeveloping, and acquiring retail real estate in urban communities, primarily in the New York metropolitan area. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and other assets. UE and UELP were created in 2014 to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business (the “UE Business”), and separated from Vornado in January 2015. Unless the context otherwise requires, “we”, “us” and “our” refer to UE after giving effect to the transfer of the UE Business from Vornado, and for periods prior to such transfer, refer to the UE Business while owned by Vornado.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2017, Urban Edge owned approximately 89.9% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of December 31, 2017, our portfolio comprised 85 shopping centers, four malls and a warehouse park totaling approximately 16.7 million square feet.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and with the instructions of Form 10-K. The consolidated financial statements as of and for the year ended December 31, 2017 reflect the consolidation of the Company, the Operating Partnership, wholly-owned subsidiaries and those entities in which we have a controlling financial interest.

The consolidated statements of income for the years ended December 31, 2017 and 2016 include the consolidated accounts of the Company and the Operating Partnership. The results presented for the year ended December 31, 2015 reflect the operations and changes in cash flows on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial statements reflect the common shares as of the date of the separation as outstanding for all periods prior to the separation. All intercompany transactions have been eliminated in consolidation and combination.

Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information for each property on an individual basis, and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.
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
Real Estate — Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations that improve or extend the useful lives of assets are capitalized. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the property when completed. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to impairment expense. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete. Depreciation is recognized on a straight-line basis over estimated useful lives which range from 3 to 40 years.

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities and we allocate the purchase price based on these assessments on a relative fair value basis. We assess fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. We record acquired intangible assets (including acquired above-market leases, acquired in-place leases and tenant relationships) and acquired intangible liabilities (including below-market leases) at their estimated fair value. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.

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

Real Estate Held For Sale — When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate its fair value, net of estimated costs to sell. If the estimated fair value, net of estimated costs to sell, of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within a year.

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

Deferred Financing Costs — Deferred financing costs include fees associated with our revolving credit agreement. Such fees are amortized on a straight-line basis over the terms of the related revolving credit agreement as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. No amounts have been drawn to date under the revolving credit agreement.

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•
Base Rent - income arising from minimum lease payments from tenant leases. These rents are recognized over the non-cancelable term of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases. We commence revenue recognition when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a lease incentive to tenants, we recognize the incentive as a reduction of rental revenue on a straight-line basis over the term of the lease.

•
Percentage Rent - income arising from retail tenant leases that is contingent upon tenant sales exceeding defined thresholds. These rents are recognized only after the contingency has been removed (i.e., when tenant sales thresholds have been achieved).

•
Tenant Expense Reimbursements - revenue arising from tenant leases which provide for the recovery of all or a portion of the operating expenses, real estate taxes and capital improvements of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

•	Management, Leasing and Other Fees - income arising from contractual agreements with third parties. This revenue is recognized as the related services are performed under the respective agreements.

Noncontrolling Interests — Noncontrolling interests in consolidated subsidiaries represent the portion of equity that we do not own in those entities that we consolidate. We identify our noncontrolling interests separately within the equity section on the consolidated balance sheets. Noncontrolling interests in Operating Partnership include OP units and limited partnership interests in the Operating Partnership in the form of long-term incentive plan (“LTIP”) unit awards.

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

Fair value is determined, depending on the type of award, using either the Black-Scholes option-pricing model or the Monte Carlo method, both of which are intended to estimate the fair value of the awards at the grant date. In using the Black-Scholes option-pricing model, expected volatilities and dividend yields are primarily based on available implied data and peer group companies’ historical data. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

Compensation expense for restricted share awards is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule or a cliff vesting schedule, we have elected to recognize compensation expense on a straight-line basis. Also included in Share-based compensation expense is the unrecognized compensation expense of awards issued under Vornado’s outperformance plan (“OPP”) prior to the separation for the Company’s employees who were previously Vornado employees. The OPP unrecognized compensation expense is recognized on a straight-

line basis over the remaining life of the OPP awards issued. Share-based compensation expense is included in general and administrative expenses on the consolidated and combined statements of income.

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

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2017. As of December 31, 2017, The Home Depot was our largest tenant with 7 stores which comprised an aggregate of 920,000 square-feet and accounted for approximately $22.3 million, or 5.5% of our total revenue for the year ended December 31, 2017.

Recently Issued Accounting Literature
In May 2017, the FASB issued an update (“ASU 2017-09”) Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting will not apply if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. ASU 2017-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We adopted the standard on January 1, 2018, which resulted in no impact. If we encounter a change to the terms or conditions of any of our share-based payment awards we will evaluate the need to apply modification accounting based on the new guidance. The general treatment for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation cost.
In February 2017, the FASB issued an updated (“ASU 2017-05”) Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to clarify the scope and accounting for derecognition of nonfinancial assets. ASU 2017-05 eliminated the guidance specific to real estate sales and partial sales. ASU 2017-05 defines “in-substance nonfinancial assets” and includes guidance on partial sales of nonfinancial assets. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted the standard on January 1, 2018, which resulted in no impact.
In January 2017, the FASB issued an update (“ASU 2017-01”) Clarifying the Definition of a Business, which changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets. While there are various differences between accounting for an asset acquisition and a business combination, the largest impact is that transaction costs are capitalized for asset acquisitions rather than expensed when they are considered business combinations. ASU 2017-01 is effective for annual periods beginning after December 15, 2017, with early adoption permitted. We elected to early adopt ASU 2017-01 effective January 1, 2017. The adoption of this standard has resulted in asset acquisition classification for the real estate acquisitions closed in the year ended December 31, 2017, and accordingly, acquisition costs for these acquisitions have been capitalized (refer to Note 4 Acquisitions and Dispositions).
In February 2016, the FASB issued an update (“ASU 2016-02”) Leases, which revises the accounting related to lease accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We expect to adopt the standard beginning January 1, 2019. This standard will impact our consolidated financial statements by the recording of right-of-use assets and lease liabilities on our consolidated balance sheets for operating and finance leases where we are the lessee. We are currently in the process of evaluating the inputs required to calculate the amount that will be recorded on our consolidated balance sheets for these leases. In addition, leases where we are the lessor that meet the criteria of a finance lease will be amortized using the effective interest method with corresponding charges to interest expense and amortization expense. Leases where we are the lessor that meet the criteria of an operating lease will continue to be amortized on a straight-line basis. Further, internal leasing department costs previously capitalized will be expensed within general and administrative expenses. Historical capitalization of internal leasing costs was $0.7 million and $0.8 million for the years ended December 31, 2017 and December 31, 2016. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. ASU 2016-02 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will continue to evaluate the impact of this guidance until it becomes effective.

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. During the year ended December 31, 2016, the FASB issued the following updates to ASC Topic 606 to clarify and/or amend the guidance in ASU 2014-09: (i) ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, (ii) ASU 2016-10 Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance and (iii) ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09. In August 2015, the FASB issued an update (“ASU 2015-09”) Revenue from Contracts with Customers to ASC Topic 606, which defers the effective date of ASU 2014-09 for all entities by one year. ASU 2015-09 is effective beginning after December 15, 2017, including interim reporting periods within that reporting period. We adopted this standard effective January 1, 2018 using the modified retrospective approach which requires applying the new standard to all existing contracts not yet completed as of the effective date. We have completed our evaluation of the standard’s impact on the Company’s revenue streams, specifically management and development fee income. We expect the new standard to primarily impact qualitative disclosures rather than materially affecting our revenue recognition accounting policies and will not have a material impact on our consolidated financial statements.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2017 and December 31, 2016, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet		Purchase Price(1)
						(in thousands)
January 4, 2017	Yonkers Gateway Center	Yonkers	NY	—	(2)	$51,902
January 17, 2017	Shops at Bruckner	Bronx	NY	114,000		32,269
February 2, 2017	Hudson Mall	Jersey City	NJ	383,000		44,273
May 24, 2017	Yonkers Gateway Center	Yonkers	NY	437,000	(2)	101,825
May 24, 2017	The Plaza at Cherry Hill	Cherry Hill	NJ	413,000		53,535
May 24, 2017	Manchester Plaza	Manchester	MO	131,000		20,162
May 24, 2017	Millburn Gateway Center	Millburn	NJ	102,000		45,583
May 24, 2017	21 E Broad St / One Lincoln Plaza	Westfield	NJ	22,000		10,158
May 25, 2017	The Plaza at Woodbridge	Woodbridge	NJ	411,000		103,962
				2017 Total		$463,669

December 22, 2016	North Bergen - outparcel	North Bergen	NJ	0.3	(3)	$2,667
				2016 Total		$2,667

(1)	Includes $11.3 million of transaction costs incurred since January 1, 2017.

(2)
On January 4, 2017, we acquired fee and leasehold interests, including the lessor position under an operating lease for the whole property. On May 24, 2017, we purchased the remaining fee and leasehold interests not previously acquired, including the lessee position under the operating lease for the whole property.

(3)	In acres.

On January 4, 2017, we acquired fee and leasehold interests in Yonkers Gateway Center for $51.9 million. Consideration for this purchase consisted of the issuance of $48.8 million in OP units and $2.9 million of cash. The total number of OP units issued was 1.8 million at a value of $27.09 per unit. Transaction costs associated with this acquisition were $0.2 million.

On January 17, 2017, we acquired the leasehold interest in the Shops at Bruckner for $32.3 million, consisting of the assumption of the existing debt of $12.6 million and $19.4 million of cash. The property is a 114,000 sf retail center in the Bronx, NY directly across from our 376,000 sf Bruckner Commons shopping center. We own the land under the Shops at Bruckner and had been leasing it to the seller under a ground lease that ran through September 2044. Concurrent with the acquisition, we wrote-off the unamortized intangible liability balance related to the below-market ground lease as well as the existing straight-line receivable balance. As a result, we recognized $39.2 million of income from acquired leasehold interest in the year ended December 31, 2017. Transaction costs associated with this acquisition were $0.3 million.

On February 2, 2017, we acquired Hudson Mall, a 383,000 sf retail center in Jersey City, NJ adjacent to our existing Hudson Commons shopping center. Consideration for this purchase consisted of the assumption of the existing debt of $23.8 million and $19.9 million of cash. Transaction costs associated with this acquisition were $0.6 million.

On May 24 and 25, 2017, we acquired the Portfolio comprising 1.5 million sf of gross leasable area, predominantly in the New York City metropolitan area, for $325 million excluding transaction costs. The Portfolio was privately owned for more than three decades and was 83% leased as of the date of acquisition. Consideration for this purchase consisted of the issuance of $122 million in OP units, the assumption of $33 million of existing mortgage debt, the issuance of $126 million of non-recourse, secured mortgage debt and $44 million of cash. The total number of OP units issued was 4.5 million at a value of $27.02 per unit. Transaction costs associated with this acquisition were $10.2 million.

All acquisitions closed during the year ended December 31, 2017 were accounted for as asset acquisitions in accordance with ASU 2017-01, adopted January 1, 2017. Accordingly, transaction costs incurred since January 1, 2017 related to these transactions were capitalized as part of the asset’s purchase price. The purchase prices for all acquisitions were allocated to the acquired assets and liabilities based on their relative fair values at date of acquisition.

The aggregate purchase price of the above property acquisitions have been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	Debt premium	Total purchase price
(in thousands)
Yonkers Gateway Center	$40,699	$—	$25,858	$(14,655)	$—	$51,902
Shops at Bruckner	—	32,979	12,029	(12,709)	(30)	32,269
Hudson Mall	15,824	37,593	9,930	(17,344)	(1,730)	44,273
Yonkers Gateway Center	22,642	110,635	38,162	(68,694)	(920)	101,825
The Plaza at Cherry Hill	14,602	33,666	7,800	(2,533)	—	53,535
Manchester Plaza	4,409	13,756	3,256	(1,259)	—	20,162
Millburn Gateway Center	15,783	25,387	5,360	(947)	—	45,583
21 E Broad St / One Lincoln Plaza	5,728	4,305	679	(554)	—	10,158
The Plaza at Woodbridge	21,547	75,017	11,596	(4,198)	—	103,962
2017 Total	$141,234	$333,338	$114,670	$(122,893)	$(2,680)	$463,669

North Bergen - outparcel	$2,667	$—	$—	$—	$—	$2,667
2016 Total	$2,667	$—	$—	$—	$—	$2,667
(1) As of December 31, 2017, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2017 were 17.9 years and 16.6 years, respectively.

Dispositions

On June 30, 2017, we completed the sale of our property previously classified as held for sale in Eatontown, NJ, for $4.8 million, net of selling costs. Prior to the sale, the book value of this property exceeded its estimated fair value less costs to sell, and as such, an impairment charge of $3.5 million was recognized in the year ended December 31, 2017. Our determination of fair value was based on the executed contract of sale with the third-party buyer.

On September 8, 2017, we completed the sale of excess land in Kearny, NJ for $0.3 million, resulting in a gain of $0.2 million.

On June 9, 2016, we completed the sale of a shopping center located in Waterbury, CT for $21.6 million, resulting in a gain of $15.6 million.

Real Estate Held for Sale

At December 31, 2017, we had one property classified as held for sale in Allentown, PA based on the executed contract of sale with a third-party buyer and our intent to dispose of the property. The carrying amount of our property in Allentown, PA is $3.3 million, net of accumulated depreciation of $14.3 million, which is included in prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2017. We expect to complete the sale of Allentown during 2018.

5.	RELATED PARTY TRANSACTIONS

In connection with the separation, the Company and Vornado entered into a transition services agreement under which Vornado provided transition services to the Company including human resources, information technology, risk management, tax services and office space and support. The fees charged to us by Vornado for those transition services approximated the actual cost incurred by Vornado in providing such services. On June 28, 2016, the Company executed an amendment to the transition services agreement, extending Vornado’s provision of information technology, risk management services and the portion of the human resources service related to health and benefits through July 31, 2018, unless terminated earlier. Fees for these services remain the same except that they may be adjusted for inflation. As of December 31, 2017 and December 31, 2016, there were no amounts due to Vornado related to such services.

During the years ended December 31, 2017, 2016, and 2015 there were $1.6 million, $1.7 million, and $2.4 million respectively, of costs paid to Vornado included in general and administrative expenses, which consisted of $1.0 million, $0.9 million, and $0.4 million of rent expense for two of our office locations and $0.6 million, $0.8 million, and, $2.0 million of transition services fees, respectively.

Management and Development Fees

In connection with the separation, the Company and Vornado entered into property management agreements under which the Company provides management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”) and Alexander’s, Inc. (NYSE:ALX). Interstate is a general partnership that owns retail properties in which Steven Roth, Chairman of Vornado’s Board and Chief Executive Officer of Vornado, and a member of our Board of Trustees, is the managing general partner. Interstate and its partners beneficially owned an aggregate of approximately 7.2% of the common shares of beneficial interest of Vornado as of December 31, 2017. As of December 31, 2017, Vornado owned 32.4% of Alexander’s, Inc. During the years ended December 31, 2017, 2016, and 2015 we recognized management and development fee income of $1.5 million, $1.8 million, and $2.3 million respectively. As of December 31, 2017 and December 31, 2016, there were $0.2 million and $0.3 million, respectively, of fees due from Vornado included in tenant and other receivables in our consolidated balance sheets.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our identified intangible assets and liabilities:

(Amounts in thousands)	December 31, 2017	December 31, 2016
In-place leases	$88,355	$29,065
Accumulated amortization	(21,557)	(12,244)
Below-market ground leases(1)	23,730	23,730
Accumulated amortization	(10,819)	(9,847)
Above-market leases	7,356	441
Accumulated amortization	(1,228)	(270)
Other intangible assets	1,635	—
Accumulated amortization	(223)	—
Identified intangible assets, net of accumulated amortization	87,249	30,875
Below-market leases	246,791	219,519
Accumulated amortization	(65,832)	(72,528)
Identified intangible liabilities, net of accumulated amortization	$180,959	$146,991
(1) Intangible assets related to below-market leases where the Company is a lessee under a ground lease.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $9.5 million, $7.8 million, and $7.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $9.3 million, $2.0 million, and $1.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Certain shopping centers are subject to ground leases or ground and building leases. Amortization of these acquired below-market leases resulted in additional rent expense of $1.0 million for each of the years ended December 31, 2017, 2016 and 2015, respectively.

The following table sets forth the estimated annual amortization expense related to intangible assets and liabilities for the five succeeding years commencing January 1, 2018:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Leases	Below-Market Ground
Year	Operating Lease Income	Operating Lease Expense	Expense	Leases Expense
2018	$12,074	$1,574	$11,317	$972
2019	11,620	1,294	8,620	972
2020	11,453	1,016	7,349	972
2021	11,251	803	6,033	622
2022	10,802	426	4,240	590

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of December 31, 2017 and December 31, 2016.

		Interest Rate at	December 31,	December 31,
(Amounts in thousands)	Maturity	December 31, 2017	2017	2016
First mortgages secured by:
Variable rate
Plaza at Cherry Hill(8)	5/24/2022	2.96%	$28,930	$—
Westfield - One Lincoln Plaza(8)	5/24/2022	2.96%	4,730	—
Plaza at Woodbridge(8)	5/25/2022	2.96%	55,340	—
Hudson Commons(10)	11/15/2024	3.26%	29,000	—
Watchung(10)	11/15/2024	3.26%	27,000	—
Bronx (1750-1780 Gun Hill Road)(10)	12/1/2024	3.26%	24,500	—
Cross-collateralized loan (variable)(1)	—	—%	—	38,756
Total variable rate debt			169,500	38,756
Fixed rate
Englewood(3)	10/1/2018	6.22%	11,537	11,537
Montehiedra Town Center, Senior Loan(2)	7/6/2021	5.33%	86,236	87,308
Montehiedra Town Center, Junior Loan(2)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Shops at Bruckner(6)	5/1/2023	3.90%	12,162	—
Hudson Mall(7)	12/1/2023	5.07%	25,004	—
Yonkers Gateway Center(9)	4/6/2024	4.16%	33,227	—
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Brick	12/10/2024	3.87%	50,000	—
North Plainfield	12/10/2025	3.99%	25,100	—
Middletown	12/1/2026	3.78%	31,400	—
Rockaway	12/1/2026	3.78%	27,800	—
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	—
North Bergen (Tonnelle Ave)(5)	4/1/2027	4.18%	100,000	73,951
Manchester Plaza	6/1/2027	4.32%	12,500	—
Millburn	6/1/2027	3.97%	24,000	—
Totowa	12/1/2027	4.33%	50,800	—
Woodbridge Commons	12/1/2027	4.36%	22,100	—
East Brunswick	12/6/2027	4.38%	63,000	—
East Rutherford	1/6/2028	4.49%	23,000	—
Hackensack	3/1/2028	4.36%	66,400	—
East Hanover Warehouses	12/1/2028	4.09%	40,700	—
Marlton	12/1/2028	3.86%	37,400	—
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	—
Freeport (437 East Sunrise Highway)	12/10/2029	4.07%	43,100	—
Garfield	12/1/2030	4.14%	40,300	—
Mt Kisco -Target(4)	11/15/2034	6.40%	14,451	14,883
Cross-collateralized loan (fixed)(1)	—	—%	—	519,125
Total fixed rate debt			1,408,817	1,166,804
	Total mortgages payable		1,578,317	1,205,560
	Unamortized debt issuance costs		(13,775)	(8,047)
Total mortgages payable, net of unamortized debt issuance costs			$1,564,542	$1,197,513

(1)	The cross-collateralized mortgage loan was defeased and prepaid on November 15, 2017.

(2)	As part of the planned redevelopment of Montehiedra Town Center, we committed to fund $20.0 million for leasing and capital expenditures which has been fully funded as of December 31, 2017.

(3)
During 2017, our property in Englewood, NJ was transferred to a receiver. Subsequent to December 31, 2017, the property was sold at a foreclosure sale. Upon issuance of the court’s order approving the sale and discharging the receiver, all assets and liabilities related to the property will be removed. The consolidated balance sheet included total assets and liabilities of $12.4 million and $14.8 million, respectively as of December 31, 2017.

(4)
The mortgage payable balance on the loan secured by Mount Kisco (Target) includes $1.0 million and $1.1 million of unamortized debt discount as of December 31, 2017 and December 31, 2016, respectively. The effective interest rate including amortization of the debt discount is 7.37% as of December 31, 2017.

(5)
On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million with a 10-year fixed rate mortgage, at 4.18%. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the year ended December 31, 2017 comprised of a $1.1 million prepayment penalty and write-off of $0.2 million of unamortized deferred financing fees on the original loan.

(6)	On January 17, 2017, we assumed the existing mortgage secured by the Shops at Bruckner in connection with our acquisition of the property’s leasehold interest.

(7)
On February 2, 2017, we assumed the existing mortgage secured by Hudson Mall in connection with our acquisition of the property. The mortgage payable balance on the loan secured by Hudson Mall includes $1.5 million of unamortized debt premium as of December 31, 2017. The effective interest rate including amortization of the debt premium is 3.51% as of December 31, 2017.

(8)	Bears interest at one month LIBOR plus 160 bps.

(9)
Reflects the $33 million existing mortgage assumed in connection with the acquisition of Yonkers Gateway Center on May 24, 2017. The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.8 million of unamortized debt premium as of December 31, 2017. The effective interest rate including amortization of the debt premium is 2.28% as of December 31, 2017.

(10)	Bears interest at one month LIBOR plus 190 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of December 31, 2017. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2017, we were in compliance with all debt covenants.

As of December 31, 2017, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2018	$14,787
2019	4,244
2020	7,571
2021	124,590
2022	100,899
Thereafter	1,326,226

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus an applicable margin of 1.10% to 1.55% and an annual facility fee of 15 to 35 basis points which is expensed within interest and debt expense as incurred. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $3.2 million and $1.9 million as of December 31, 2017 and December 31, 2016, respectively, are included in deferred financing fees in the consolidated balance sheets.

During the fourth quarter of 2017, we completed 18 individual, non-recourse mortgage financings totaling $710 million. The new mortgages have a weighted average interest rate of 4.0% with a weighted average term to maturity of 10 years. The proceeds received were used to legally defease and prepay the Company’s $544 million mortgage, cross-collateralized by 39 assets and scheduled to mature in 2020. The cross-collateralized mortgage loan had a weighted average interest rate of 4.2%. The cash outlay required for the defeasance of approximately $536.5 million was based on the purchase price of U.S. government securities that will generate sufficient cash flows to fund the remaining payment obligations under the loan from the effective date of the defeasance through the maturity date in 2020. In connection with the defeasance, the mortgage and other liens on the property were extinguished, and all existing collateral was released. As a result of the refinancing, the Company generated $120 million of additional cash proceeds net of refinancing costs, and recognized a $34.1 million loss on extinguishment of debt in the year ended December 31, 2017. Financing fees associated with the new loans of $9.3 million are included in deferred financing fees in the consolidated balance sheet as of December 31, 2017. The remaining weighted average amortization period of these deferred financing fees is 9.4 years as of December 31, 2017.

8.     INCOME TAXES

The Company has elected to qualify as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended, commencing with the filing of our tax return for the 2015 fiscal year for the tax year ended December 31, 2015. Under those sections, a REIT that distributes at least 90% of its REIT taxable income as a dividend to its shareholders each year and which meets certain other conditions will not be taxed on that portion of its taxable income which is distributed to its shareholders. As a REIT, we generally will not be subject to federal income taxes, provided that we distribute 100% of taxable income. It is our intention to adhere to the organizational and operational requirements to maintain our REIT status. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed for tax years beginning after December 31, 2017 by the TCJA) and may not be able to qualify as a REIT for the four subsequent taxable years.

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Effective January 1, 2018, for businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. Since UE has elected to qualify as a REIT under sections 856-860 of the Internal Revenue Code with intent to distribute 100% of its taxable income and did not have any activities in a Taxable REIT Subsidiary (“TRS”) prior to January 1, 2018, there is no impact to the Company’s financial statements.

As of December 31, 2017, the Company elected, for tax purposes, to treat the wholly-owned limited partnership that holds its Allentown property as a taxable REIT subsidiary (“TRS”). A TRS is a corporation, other than a REIT, in which we directly or indirectly hold stock, which has made a joint election with us to be treated as a TRS under Section 856(l) of the Code. A TRS is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a non-REIT “C” corporation. As a result, all future taxable income recognized by the TRS, including capital gains on the sale of the property held in the TRS, will be subject to a corporate level tax.
The Allentown legal entity restructuring resulted in a capital gain recognized for tax purposes in 2017. Consequently, the Company has determined that $0.37 of the $0.88 dividends distributed to shareholders in 2017 represented long-term capital gains. The Company’s 2018 consolidated financial statements will reflect the TRS’ federal and state corporate income taxes associated with the operating activities at its Allentown property until the expected sale date in the first quarter.
The following summarizes the tax status of dividends paid for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Dividend paid per share	$0.88	$0.82	$0.80
Ordinary income	58%	100%	100%
Return of capital	—%	—%	—%
Capital gains	42%	—%	—%

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns. We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated and combined statements of income.

Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax benefit (expense) in the consolidated and combined statements of income. The Puerto Rico tax benefit recorded was $0.3 million for the years ended December 31, 2017. During the years ended December 31, 2016 and 2015, $0.8 million and $1.3 million of Puerto Rico tax expense was recognized, respectively. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

Income tax (benefit) expense consists of the following:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Income tax expense:
Current(1)	$696	$609	$1,417
Deferred	(974)	195	(123)
Total income tax (benefit) expense	$(278)	$804	$1,294
(1) Current income tax expense for the year ended December 31, 2016 is net of a $0.6 million reduction to the accrued income tax liability recorded in the second quarter of 2016.

A net deferred tax liability of $2.8 million is included in our consolidated balance sheet within Other liabilities as of December 31, 2017, comprised of temporary differences related to our two Puerto Rico properties, a deferred tax liability of $4.2 million offset by a deferred tax asset of $1.4 million. The deferred tax liability of $4.2 million is comprised of $2.2 million of tax depreciation in excess of GAAP depreciation, $1.7 million straight-line rents and $0.3 million of amortization of acquired leases not recorded for tax purposes. The deferred tax asset of $1.4 million is comprised of $0.5 million of insurance receivables recorded for tax purposes, $0.2 million of amortization of deferred financing fees not recorded for tax purposes and $0.7 million excess of bad debt expense for tax purposes.
The temporary differences resulting from activity during the years ended December 31, 2017, 2016, and 2015 is recorded within Income tax expense on the consolidated and combined statements of income.
Below is a table summarizing the net deferred income tax liability balance as of December 31, 2017 and 2016:

(Amounts in thousands)
Balance at January 1, 2016	$(3,607)
Change in deferred tax assets:
Depreciation	(94)
Amortization of deferred financing costs	(46)
Provision for doubtful accounts	(14)
Change in deferred tax liabilities:
Depreciation	(88)
Straight-line rent	39
Amortization of acquired leases	8
Balance at December 31, 2016	(3,802)
Change in deferred tax assets:
Depreciation	(312)
Amortization of deferred financing costs	(46)
Provision for doubtful accounts	514
Insurance claims receivable	501
Change in deferred tax liabilities:
Depreciation	102
Straight-line rent	207
Amortization of acquired leases	8
Balance at December 31, 2017	$(2,828)

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2017 and December 31, 2016.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2017 and December 31, 2016.

	As of December 31, 2017		As of December 31, 2016
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$490,279	$490,279	$131,654	$131,654
Liabilities:
Mortgages payable(1)	$1,578,317	$1,579,839	$1,205,560	$1,216,989
(1) Carrying amounts exclude unamortized debt issuance costs of $13.8 million and $8.0 million as of December 31, 2017 and December 31, 2016, respectively.

The following market spreads were used by the Company to estimate the fair value of mortgages payable:

	December 31, 2017		December 31, 2016
	Low	High	Low	High
Mortgages payable	1.7%	2.1%	2.0%	2.3%

10.     LEASES

As Lessor

We lease space to tenants under operating leases which expire from 2018 to 2072.  The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs.  Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales.

Future base rental revenue under these non-cancelable operating leases excluding extension options is as follows:

(Amounts in thousands)
Year Ending December 31,
2018	$262,499
2019	245,240
2020	216,284
2021	195,905
2022	173,528
Thereafter	1,015,389

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales or reimbursements.  For the years ended December 31, 2017, 2016 and 2015, these additional rents were $1.2 million, $0.8 million, and $1.2 million, respectively.

As Lessee

We are a tenant under long-term ground leases or ground and building leases for certain of our properties. Lease expirations range from 2018 to 2102. Future lease payments under these agreements, excluding extension options, are as follows:

(Amounts in thousands)
Year Ending December 31,
2018	$9,091
2019	8,901
2020	6,657
2021	6,092
2022	5,429
Thereafter	30,619

11.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Loan Commitments: In January 2015, we completed the modification of the $120.0 million, 6.04% mortgage loan secured by Montehiedra Town Center. As part of the planned redevelopment of the property, we committed to fund $20.0 million for leasing and building capital expenditures which has been fully funded as of December 31, 2017.
Redevelopment: As of December 31, 2017, we had approximately $195.5 million of active development, redevelopment and anchor repositioning projects underway of which $104.9 million remains to be funded. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next two years.
Insurance
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for certified acts of terrorism acts but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism

Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses with limits of $5 million per occurrence and in the aggregate providing first and third party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not covered from retail properties, which could be material.
We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future and expect premiums across most property coverage lines to increase in light of recent events. The incurrence of uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and financial condition.
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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. All anchor tenants were open for business within weeks after the hurricane other than Marshalls at Montehiedra, which is being reconstructed. At year-end, approximately 86% of all stores previously occupied prior to the hurricane (as measured by GLA) are open.
As of December 31, 2017, the Company has incurred approximately $5.1 million of costs remediating property damages caused by the hurricane, $3.4 million capitalized within Construction in progress on the consolidated balance sheet and $1.7 million of costs expensed within Casualty and impairment loss on the consolidated statement of income. The Company expects insurance proceeds to cover substantially all of these losses subject to applicable deductibles of approximately $2.3 million.
The Company recognized $2.2 million of business interruption losses, net of $1.8 million in cash advances received from its insurance carrier. Losses of $0.9 million pertained to rent abatements when the malls were closed or inoperable as a result of the hurricane, recorded as a reduction of property rentals and tenant expense reimbursements, and $1.3 million was recorded as a provision for doubtful accounts for unpaid rents. The Company expects to recover a significant portion of these losses from insurance in 2018.
In the third quarter of 2017, the Company also recognized a $2.2 million charge reflecting the net book value of assets damaged as a result of the hurricane included within Casualty and impairment loss on the consolidated statement of income.
The Company has comprehensive, all-risk property insurance coverage on its properties in Puerto Rico, including for business interruption, with a $139 million limit of liability, subject to certain conditions, exclusions, deductibles and sub-limits.
To the extent insurance proceeds ultimately exceed the difference between replacement cost and net book value of the damaged assets, the hurricane related expenses incurred, and/or business interruption losses recognized, the excess will be reflected as income in the period those amounts are received or when receipt is deemed probable.
No determination has been made as to the total amount or timing of insurance payments that may be received as a result of the hurricane.
Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we have accrued costs of $1.2 million and $1.3 million on our consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively, for potential remediation costs for environmental contamination at two properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, $0.1 million has currently been expended during the year ended December 31, 2017 and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

12.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2017	December 31, 2016
Real estate held for sale	$3,285	$—
Other assets	3,771	2,161
Deposits for acquisitions	406	6,600
Prepaid expenses:
Real estate taxes	7,094	5,198
Insurance	2,793	2,545
Rent, licenses/fees	1,210	938
Total Prepaid expenses and other assets	$18,559	$17,442

13.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2017	December 31, 2016
Deferred ground rent expense	$6,499	$6,284
Deferred tax liability, net	2,828	3,802
Deferred tenant revenue	4,183	3,280
Environmental remediation costs	1,232	1,309
Other liabilities	429	—
Total Other liabilities	$15,171	$14,675

14.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Interest expense	$53,342	$49,051	$52,846
Amortization of deferred financing costs	2,876	2,830	2,738
Total Interest and debt expense	$56,218	$51,881	$55,584

15.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of December 31, 2017, $241.3 million of common shares remained available for issuance under this ATM equity program and there were no common shares issued under the ATM equity program during the year ended December 31, 2017. From September 2016 to December 31, 2016, the Company issued 307,342 common shares at a weighted average price of $28.45 under its ATM equity program, generating cash proceeds of $8.7 million. We paid $0.1 million of commissions to distribution agents and $0.4 million in additional offering expenses related to the issuance of these common shares. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.
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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2017, Urban Edge owned approximately 89.9% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

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
Dividends and Distributions
During the years ended December 31, 2017 and 2016, the Company declared common stock dividends and OP unit distributions of $0.88 and $0.82 per share/unit, respectively. We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the years ended December 31, 2017, 2016 and 2015, 12,788, 12,564 and 11,407 shares were issued under the DRIP, respectively.
Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the operating partnership reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to VRLP in exchange for interests in VRLP properties contributed by VRLP. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”). OP units were issued to contributors in exchange for their property interests in connection with the Company’s acquisition of Yonkers Gateway Center and the Portfolio acquisition. The total of the OP units and LTIP units represent a 9.3% weighted-average interest in the Operating Partnership for the year ended December 31, 2017. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
Noncontrolling Interest in Consolidated Subsidiaries
The noncontrolling interest relates to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo). The net income attributable to noncontrolling interest is presented separately in our consolidated and combined statements of income.

16.     SHARE-BASED COMPENSATION

Omnibus Share Plan

On January 7, 2015 our board and initial shareholder approved the Urban Edge Properties Omnibus Share Plan, under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, LTIP units, operating partnership units and restricted shares were granted.

Outperformance Plans

The Compensation Committee of the Board of Trustees of the Company approved the Company’s 2015 Outperformance Plan (“2015 OPP”) on November 3, 2015 and the Company’s 2017 Outperformance Plan (“2017 OPP”) on February 24, 2017. Both Outperformance Plans are multi-year, performance-based equity compensation plans under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units if, and only if, we outperform a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to a relative TSR in any year during the requisite performance periods as described below. The aggregate notional amounts of the 2015 OPP grant and the 2017 OPP grant are $10.2 million and $12.0 million, respectively.
Awards under the 2015 OPP and the 2017 OPP may be earned if we (i) achieve a TSR level greater than 7% per annum, or 21% over the three-year performance measurement period, and/or (ii) achieve a TSR equal to or above, that of the 50th percentile of a retail REIT peer group (“Peer Group”) comprised of our peer companies, over a three-year performance measurement period. Distributions on awards accrue during the measurement period, except that 10% of such distributions are paid in cash. If the designated performance objectives are achieved, LTIP units are also subject to time-based vesting requirements. Awards earned under the 2015 OPP and the 2017 OPP vest 50% in year three, 25% in year four and 25% in year five.
The fair values of the 2015 OPP and the 2017 OPP on the dates of grant were $3.9 million and $4.1 million, respectively. A Monte Carlo simulation was used to estimate the fair values based on the probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. For the 2015 OPP, assumptions include historical volatility (25.0%), risk-free interest rates (1.2%), and historical daily return as compared to our Peer Group (which ranged from 19.0% to 27.0%). For the 2017 OPP, assumptions include historical volatility (19.7%), risk-free interest rates (1.5%), and historical daily return as compared to our Peer Group. For both plans, such amounts are being amortized into expense over a five-year period from the dates of grant, using graded vesting attribution models. In the years ending December 31, 2017, 2016, and 2015 we recognized $2.0 million, $1.1 million and $0.2 million of compensation expense related to the 2015 and 2017 OPPs’ LTIP Units, respectively. As of December 31, 2017, there was $4.6 million of total unrecognized compensation cost related to the 2015 and 2017 OPPs’ LTIP Units, which will be recognized over a weighted-average period of 3.7 years.

Shares Under Option

All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. As of December 31, 2017, the weighted average contractual term of shares under option outstanding at the end of the period is 7.3 years. The following table presents stock option activity for the twelve months ended December 31, 2017, 2016, and 2015:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Expected Term
			(In years)
Outstanding at January 1, 2015	—	$—	—
Granted	2,302,762	23.89	6.15
Exercised	—	—	—
Forfeited or expired	(13,623)	24.46	—
Outstanding at December 31, 2015	2,289,139	23.89	6.15
Granted	196,713	23.52	6.00
Exercised	(8,501)	24.46	—
Forfeited or expired	(5,067)	24.46	—
Outstanding at December 31, 2016	2,472,284	23.86	5.33
Granted	137,259	28.36	6.01
Exercised	—	—	—
Forfeited or expired	(5,879)	23.17	—
Outstanding at December 31, 2017	2,603,664	$24.09	4.40
Exercisable at December 31, 2017	143,060	$23.67	—

During the twelve months ended December 31, 2017, 2016 and 2015, the fair value of the options granted was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	February 17, 2015	March 12, 2015	April 20, 2015	August 17, 2015	February 8, 2016	February 24, 2017
Risk-free interest rate	1.76%	1.91%	1.60%	1.95%	1.31%	1.93%
Expected option life	6.00	6.50	6.25	6.25	6.25	6.25
Expected volatility	24.00%	25.00%	26.00%	27.00%	23.94%	25.06%
The options were granted with an exercise price equivalent to the average of the high and low share price on the grant date.

Restricted Shares
The following table presents information regarding restricted share activity during the twelve months ended December 31, 2017, 2016, and 2015:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2015	—	$—
Granted	35,460	22.84
Vested	(1,022)	24.46
Forfeited	(3,721)	24.18
Unvested at December 31, 2015	30,717	22.62
Granted	117,399	24.55
Vested	(15,977)	23.17
Forfeited	(2,744)	23.55
Unvested at December 31, 2016	129,395	24.29
Granted	104,698	27.69
Vested	(53,236)	25.13
Forfeited	(5,427)	24.64
Unvested at December 31, 2017	175,430	$26.05
During the years ended December 31, 2017, 2016 and 2015, we granted 104,698, 117,399, and 35,460 restricted shares, respectively, that are subject to forfeiture and vest over periods ranging from one to four years. The total grant date value of the 53,236, 15,977, and 1,022 restricted shares vested during the years ended December 31, 2017, 2016 and 2015 was $1.3 million, $0.4 million and $25 thousand, respectively.
In connection with the separation transaction, there were 433,040 LTIP units issued to executives during the year ended December 31, 2015 of which 343,232 were immediately vested. During the year ended December 31, 2017, there were 31,734 additional LTIP units issued to executives. During the years ended December 31, 2017 and 2016, 16,789, and 39,439 units vested, respectively. The remaining 65,314 units vest over a weighted average period of 2.4 years.
Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated and combined statements of income, is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Share-based compensation expense components:
Restricted share expense	$1,961	$1,314	$282
Stock option expense	2,569	2,437	1,901
LTIP expense(2)	557	473	7,748
Outperformance Plan (“OPP”) expense(1)	2,050	1,209	330
Total Share-based compensation expense	$7,137	$5,433	$10,261
(1) OPP Expense for the years ended December 31, 2017, 2016, and 2015 includes $30 thousand, $0.1 million, and $0.2 million, respectively, of unrecognized compensation expense of awards issued under Vornado’s OPP for UE employees who were previously Vornado employees. The remaining OPP unrecognized compensation expense was transferred from Vornado to UE as of the separation date and is amortized on a straight-line basis over the remaining life of the OPP awards issued.
(2) LTIP expense excludes the expense associated with LTIP units under the 2015 OPP and the 2017 OPP.

As of December 31, 2017, we had a total of $12.0 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards issued by Vornado. This expense is expected to be recognized over a weighted average period of 2.6 years.

17.     EARNINGS PER SHARE AND UNIT

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
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the year ended December 31, 2017, 2016 and 2015, there were options outstanding for 2,603,664, 2,472,284, and 2,289,139 shares, respectively, that potentially could be exercised for common shares. During 2017 and 2016, respectively, 167,933 and 256,917 options with exercise prices ranging from $22.83 to $28.36, were included in the diluted EPS calculation as their option prices were lower than the average market prices of our common shares. In addition, as of December 31, 2017 there were 175,430 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the years ended December 31, 2017, 2016 and 2015 included the 167,100, 114,354, and 25,829 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.

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

As described in Note 2, the common shares outstanding at the date of the separation are reflected as outstanding for all periods prior to the separation. The following table sets forth the computation of our basic and diluted earnings per share:

The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2017	2016	2015
Numerator:
Net income attributable to common shareholders	$67,070	$90,815	$38,785
Less: Earnings allocated to unvested participating securities	(155)	(114)	(23)
Net income available for common shareholders - basic	$66,915	$90,701	$38,762
Impact of assumed conversions:
OP and LTIP units	5,782	53	—
Net income available for common shareholders - dilutive	$72,697	$90,754	$38,762

Denominator:
Weighted average common shares outstanding - basic	107,132	99,364	99,252
Effect of dilutive securities:
Stock options using the treasury stock method	168	257	—
Restricted share awards	167	114	26
Assumed conversion of OP and LTIP units	10,923	59	—
Weighted average common shares outstanding - diluted	118,390	99,794	99,278

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.62	$0.91	$0.39
Earnings per common share - Diluted	$0.61	$0.91	$0.39

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2017	2016	2015
Numerator:
Net income attributable to unitholders	$72,894	$96,627	$41,332
Less: net income attributable to participating securities	(155)	(211)	(22)
Net income available for unitholders	$72,739	$96,416	$41,310

Denominator:
Weighted average units outstanding - basic	117,779	105,455	105,276
Effect of dilutive securities issued by Urban Edge	335	371	26
Unvested LTIP units	276	273	72
Weighted average units outstanding - diluted	118,390	106,099	105,374

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.62	$0.91	$0.39
Earnings per unit - Diluted	$0.61	$0.91	$0.39

18.     QUARTERLY FINANCIAL DATA (unaudited)

The following tables summarize the quarterly results of operations of Urban Edge Properties and Urban Edge Properties LP for the years ended December 31, 2017 and 2016:

	Three Months Ended,
(Amounts in thousands, except per share/unit amounts)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$97,376	$94,101	$89,501	$126,064
Operating income	30,742	33,190	28,515	69,317
Net (loss) income	(15,873)	19,156	14,920	54,735
Net loss (income) attributable to noncontrolling interests in operating partnership	1,607	(1,967)	(1,326)	(4,138)
Net income attributable to noncontrolling interests in consolidated subsidiaries	(11)	(11)	(11)	(11)
Net (loss) income attributable to common shareholders	(14,277)	17,178	13,583	50,586
Net (loss) income attributable to unitholders	(15,884)	19,145	14,909	54,724
Earnings (loss) per common share - Basic	(0.13)	0.15	0.13	0.51
Earnings (loss) per common share - Diluted	(0.13)	0.15	0.13	0.50
Earnings (loss) per common unit - Basic	(0.13)	0.15	0.13	0.51
Earnings (loss) per common unit - Diluted	(0.13)	0.15	0.13	0.50

	Three Months Ended,
(Amounts in thousands, except per share/unit amounts)	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Total revenue	$83,478	$79,973	$79,457	$83,068
Operating income	33,428	33,414	32,790	33,386
Net income	20,266	20,505	36,071	19,788
Net income attributable to noncontrolling interests in operating partnership	(1,218)	(1,239)	(2,201)	(1,154)
Net (income)/loss attributable to noncontrolling interests in consolidated subsidiaries	(4)	(1)	(2)	4
Net income attributable to common shareholders	19,044	19,265	33,868	18,638
Net income attributable to unitholders	20,262	20,504	36,069	19,792
Earnings per common share - Basic	0.19	0.19	0.34	0.19
Earnings per common share - Diluted	0.19	0.19	0.34	0.19
Earnings per common unit - Basic	0.19	0.19	0.34	0.19
Earnings per common unit - Diluted	0.19	0.19	0.34	0.19

19.     SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of the FASB ASC, we have evaluated subsequent events and transactions that occurred after our December 31, 2017 consolidated balance sheet date for potential recognition or disclosure in our consolidated and combined financial statements.

During 2017, our property in Englewood, NJ was transferred to a receiver. On January 31, 2018, the property was sold at a foreclosure sale. Upon issuance of the court’s order approving the sale and discharging the receiver, all assets and liabilities related to the property will be removed.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control over Financial Reporting
The management of Urban Edge Properties and subsidiaries (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2017, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Operating Partnership’s management, with the participation of the Chief Executive Officer and Chief Financial Officer of our general partner, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer of our general partner concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is processed, recorded, summarized and reported within the time periods specified in the SEC’s rules and forms.
Management’s Annual Report on Internal Control over Financial Reporting
The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Operating Partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the board of trustees, management and other personnel of the Operating Partnership’s general partner, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of our general partner, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. In designing and evaluating our control system, management recognized that any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Further, the design of a control system must reflect the fact that there are resource constraints, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, that may affect our operation have been or will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions that cannot be anticipated at the present time, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.
The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2017, the Operating Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Trustees
Urban Edge Properties
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties (the "Company") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 14, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners of
Urban Edge Properties LP
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties LP (the "Operating Partnership") as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017 of the Operating Partnership and our report dated February 14, 2018 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2017, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)(3)

Equity compensation plans approved by security holders including the employee share purchase plan	3,701,398	$21.79	6,506,015
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	3,701,398	$21.79	6,506,015
(1) Includes an aggregate of (i) 2,603,664 common shares issuable upon exercise of outstanding options and (ii) 1,097,734 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”). The LTIP Units outstanding as of December 31, 2017 include 632,960 LTIP Units issued pursuant to our 2015 OPP and 2017 OPP, which remain subject to performance-based vesting criteria.
(2) The LTIP Units do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.
(3) Includes (i) 4,850,519 common shares remaining available for issuance under the Urban Edge Properties 2015 Omnibus Incentive Plan (the “Plan”) and (ii) 1,655,496 common share remaining available under the Urban Edge Properties 2015 Employee Share Purchase Plan (“ESPP”). The number of common shares remaining available for issuance under the Plan is based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock, LTIP units or performance units that do not require the payment of an exercise price. If we were to grant awards other than “Full Value Awards," as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance under the Plan would be 9,701,038. Pursuant to the terms of the ESPP, on each January 1 prior to the tenth anniversary of the ESPP’s effective date, an additional number of common shares will be added to the maximum number of shares authorized for issuance under the ESPP equal to the lesser of (a) 0.1% of the total number of common shares outstanding on December 31 of the preceding calendar year and (b) 150,000 common shares; provided that the Compensation Committee of our Board of Trustees may act prior to January 1 of any calendar year to provide that there will be no increase in the share reserve for that calendar year, or that the increase in the share reserve for that calendar year shall be less than the increase that would otherwise occur.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
Our consolidated and combined financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included as a separate section of this Annual Report on Form 10-K commencing on page 47.

(2) Financial Statement Schedules
Our financial statement schedules are included in a separate section of this Annual Report on Form 10-K commencing on page 94.

(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Exhibit Index immediately preceding such exhibits and is incorporated herein by reference.

(b) See Exhibit Index

(c) Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated and combined financial statements or the notes thereto.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
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
10.3*
Employee Matters Agreement by and between Vornado Realty Trust, Vornado Realty L.P., Urban Edge Properties and Urban Edge Properties LP, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.4 to Form 8-K filed January 21, 2015)

10.4	Tax Matters Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 21, 2015)
10.5	Limited Partnership Agreement of Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 21, 2015)
10.6
First Amendment dated as of March 7, 2017, to Revolving Credit Agreement among Urban Edge Properties LP, as Borrower, to the Banker party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 3, 2017)

10.7
Revolving Credit Agreement among Urban Edge Properties LP, as Borrower, the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.10 to Form 8-K filed January 21, 2015)

10.8
Tax Protection Agreement dated as of May 24, 2017, by and among Urban Edge Properties LP; Urban Edge Properties; and Acklinis Yonkers Realty, L.L.C., Acklinis Realty Holding, LLC, Acklinis Original Building, L.L.C., A & R Woodbridge Shopping Center, L.L.C., A & R Millburn Associates, L.P., Ackrik Associates, L.P., A & R Manchester, LLC, A & R Westfield Lincoln Plaza, LLC and A & R Westfield Broad Street, LLC. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 2, 2017)

10.9
Contribution Agreement dated as of April 7, 2017, by and among Urban Edge Properties LP; Urban Edge Properties; and Acklinis Yonkers Realty, L.L.C., Acklinis Realty Holding, LLC, Acklinis Original Building, L.L.C., A & R Woodbridge Shopping Center, L.L.C., A & R Millburn Associates, L.P., Ackrik Associates, L.P., A & R Manchester, LLC, A & R Westfield Lincoln Plaza, LLC and A & R Westfield Broad Street, LLC. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 2, 2017)

10.10
Loan Agreement between VNO Bergen Mall Owner LLC and Wells Fargo Bank, National Association, dated March 25, 2013 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed November 13, 2014)

10.11*
Underwriting Agreement, dated May 4, 2017, by and among Urban Edge Properties, Urban Edge Properties LP and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 1.1 to Form 8-K filed May 4, 2017)

10.12*	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.13*	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.14*	Form of Performance LTIP Unit Agreement (incorporated by reference to Exhibit 10.1 to Form 8-K filed on February 28, 2017)
10.15*
Amendment, dated as of January 14, 2015, to Amended and Restated Employment Agreement between Vornado Realty Trust and Jeffrey Olson (incorporated by reference to Exhibit 10.11 to Form 8-K filed January 21, 2015)

10.16*	Amended and Restated Employment Agreement between Vornado Realty Trust and Jeffrey Olson (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to Form 10 filed December 11, 2014)
10.17*	Employment Offer Letter between Urban Edge Properties and Robert Minutoli (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 18, 2017)
10.18*	Employment Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2015)

10.19*	Employment Offer Letter between Urban Edge Properties and Herb Eilberg (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2016)
10.20*	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)
21.1†	List of Subsidiaries
23.1†	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties
23.2†	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties LP
24.1†	Power of Attorney (included on signature page)
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

URBAN EDGE PROPERTIES
(Registrant)

Date: February 14, 2018	By:	/s/ Mark Langer
Mark Langer, Chief Financial Officer

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

Date: February 14, 2018	By:	/s/ Mark Langer
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 14, 2018
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Langer	Chief Financial Officer	February 14, 2018
	Mark Langer	(Principal Financial Officer)

By:	/s/ Jennifer Holmes	Chief Accounting Officer	February 14, 2018
	Jennifer Holmes	(Principal Accounting Officer)

By:	/s/ Michael A. Gould	Trustee	February 14, 2018
Michael A. Gould

By:	/s/ Steven H. Grapstein	Trustee	February 14, 2018
Steven H. Grapstein

By:	/s/ Steven J. Guttman	Trustee	February 14, 2018
Steven J. Guttman

By:	/s/ Amy B. Lane	Trustee	February 14, 2018
Amy B. Lane

By:	/s/ Kevin P. O’Shea	Trustee	February 14, 2018
Kevin P. O’Shea

By:	/s/ Steven Roth	Trustee	February 14, 2018
Steven Roth

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions (Reversals) Expensed	Uncollectible Accounts Written-Off	Balance at End of Year
Year Ended December 31, 2017:
Allowance for doubtful accounts	$2,593	$3,445	$(607)	$5,431
Year Ended December 31, 2016:
Allowance for doubtful accounts	1,926	1,214	(547)	2,593
Year Ended December 31, 2015:
Allowance for doubtful accounts	2,432	1,526	(2,032)	1,926

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Allentown, PA	$—	$187	$15,580	$(15,767)	$—	$—	$—	$—	1957	1957
Baltimore (Towson), MD	—	581	3,227	16,616	581	19,843	20,424	(6,269)	1968	1968
Bensalem, PA	—	2,727	6,698	2,042	2,727	8,740	11,467	(4,290)	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	—	38,249	6,305	38,249	44,554	(7,456)	1957/ 2009	2003
Bergen Town Center - West, Paramus, NJ	300,000	15,812	82,240	342,842	33,563	407,331	440,894	(109,505)	1957/ 2009	2003/ 2015
Bethlehem, PA	—	827	5,200	1,603	839	6,791	7,630	(5,793)	1966	1966
Brick, NJ	50,000	1,391	11,179	9,268	1,391	20,447	21,838	(14,550)	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	(29,809)	48,889	246,904	295,793	(18,281)	N/A	2007
Bronx (Shops at Bruckner), NY	12,162	—	32,979	—	—	32,979	32,979	(1,077)	N/A	2017
Bronx (1750-1780 Gun Hill Road), NY	24,500	6,427	11,885	22,087	6,428	33,972	40,400	(8,325)	2009	2005
Broomall, PA	—	850	2,171	1,399	850	3,570	4,420	(2,842)	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	14,068	5,107	18,760	23,867	(8,777)	1968	1968
Cambridge (leased through 2033)(3), MA	—	—	—	147	—	147	147	(146)	N/A
Carlstadt (leased through 2050)(3), NJ	—	—	16,458	137	—	16,595	16,595	(4,201)	N/A	2007
Charleston (leased through 2063)(3), SC	—	—	3,634	—	—	3,634	3,634	(1,022)	N/A	2006
Cherry Hill (Cherry Hill Commons), NJ	—	5,864	2,694	5,408	4,864	9,102	13,966	(4,694)	1964	1964
Cherry Hill (Plaza at Cherry Hill), NJ	28,930	14,602	33,666	(465)	14,602	33,201	47,803	(1,409)	N/A	2017
Chicopee, MA	—	895	—	—	895	—	895	—	1969	1969
Commack (leased through 2021)(3), NY	—	—	43	184	—	227	227	(215)	N/A	2006
Dewitt (leased through 2041)(3), NY	—	—	7,116	—	—	7,116	7,116	(1,981)	N/A	2006
Rockaway, NJ	27,800	559	6,363	4,515	559	10,879	11,438	(6,117)	1964	1964
East Brunswick, NJ	63,000	2,417	17,169	7,475	2,417	24,644	27,061	(17,559)	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	63,000	2,232	18,241	19,027	2,671	36,829	39,500	(16,928)	1962	1962/ 1998
East Hanover (280 Route 10 West), NJ	—	—	—	7,075	—	7,075	7,075	(2,251)	N/A
East Rutherford, NJ	23,000	—	36,727	274	—	37,001	37,001	(7,392)	2007	2007
Englewood, NJ	11,537	2,300	17,245	(8,390)	1,495	9,660	11,155	(1,410)	N/A	2007
Freeport (240 West Sunrise Highway) (leased through 2040)(3), NY	—	—	—	260	—	260	260	(217)	N/A	2005

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Freeport (437 East Sunrise Highway), NY	43,100	1,231	4,747	4,311	1,231	9,058	10,289	(6,222)	1981	1981
Garfield, NJ	40,300	45	8,068	41,981	45	50,050	50,095	(12,189)	2009	1998
Glen Burnie, MD	—	462	2,571	2,481	462	5,052	5,514	(3,462)	1958	1958
Glenolden, PA	—	850	1,820	728	850	2,548	3,398	(2,256)	1975	1975
Hackensack, NJ	66,400	692	10,219	5,607	542	15,976	16,518	(9,939)	1963	1963
Hazlet, NJ	—	7,400	9,413	(2,145)	7,400	7,268	14,668	(1,917)	N/A	2007
Huntington, NY	—	21,200	33,667	4,072	21,200	37,739	58,939	(9,196)	N/A	2007
Inwood, NY	—	12,419	19,097	2,856	12,419	21,953	34,372	(6,974)	N/A	2004
Jersey City (Hudson Commons), NJ	29,000	652	7,495	950	652	8,445	9,097	(3,376)	1965	1965
Jersey City (Hudson Mall), NJ	25,004	15,824	37,593	184	15,824	37,777	53,601	(1,878)	N/A	2017
Kearny, NJ	—	309	3,376	7,997	296	11,386	11,682	(4,254)	1938	1959
Lancaster, PA	—	3,140	63	2,129	3,140	2,192	5,332	(779)	1966	1966
Las Catalinas, Puerto Rico	130,000	15,280	64,370	14,414	15,280	78,784	94,064	(36,399)	1996	2002
Lawnside, NJ	—	1,226	3,164	1,417	851	4,956	5,807	(3,789)	1969	1969/ 2015
Lodi (Route 17 North), NJ	—	238	9,446	36	238	9,483	9,721	(4,308)	1999	1975
Lodi (Washington Street), NJ	—	7,606	13,125	2,678	7,606	15,804	23,410	(4,839)	N/A	2004
Manalapan, NJ	—	725	7,189	6,857	1,046	13,725	14,771	(9,430)	1971	1971
Manchester, MO	12,500	4,409	13,756	704	4,409	14,460	18,869	(322)	N/A	2017
Marlton, NJ	37,400	1,611	3,464	13,557	1,454	17,178	18,632	(10,408)	1973	1973
Middletown, NJ	31,400	283	5,248	3,127	283	8,375	8,658	(6,414)	1963	1963
Milford (leased through 2019)(3), MA	—	—	—	—	—	—	—	—	N/A	1976
Millburn, NJ	24,000	15,783	25,837	(928)	15,783	24,909	40,692	(840)	N/A	2017
Montclair, NJ	—	66	419	434	66	853	919	(724)	1972	1972
Montehiedra, Puerto Rico	116,236	9,182	66,751	24,170	9,267	90,837	100,104	(39,203)	1996/ 2015	1997
Morris Plains, NJ	—	1,104	6,411	2,189	1,104	8,601	9,705	(7,165)	1961	1985
Mount Kisco, NY	14,451	22,700	26,700	1,960	23,297	28,063	51,360	(6,960)	N/A	2007
New Hyde Park (leased through 2029)(3), NY	—	—	4	—	—	4	4	(4)	1970	1976
Newington, CT	—	2,421	1,200	2,049	2,421	3,249	5,670	(1,224)	1965	1965
Norfolk (leased through 2069)(3), VA	—	—	3,927	15	—	3,942	3,942	(3,486)	N/A	2005
North Bergen (Kennedy Boulevard), NJ	—	2,308	636	175	2,308	810	3,118	(534)	1993	1959
North Bergen (Tonnelle Avenue), NJ	100,000	24,493	—	66,789	34,473	56,809	91,282	(14,577)	2009	2006
North Plainfield, NJ	25,100	6,577	13,983	588	6,577	14,571	21,148	(3,527)	1955	1989
Oceanside, NY	—	2,710	2,306	—	2,710	2,306	5,016	(610)	N/A	2007
Paramus (leased through 2033)(3), NJ	—	—	—	12,569	—	12,569	12,569	(3,696)	1957/ 2009	2003
Queens, NY	—	14,537	12,304	1,589	14,537	13,892	28,429	(790)	N/A	2015

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Rochester (Henrietta) (leased through 2056)(3), NY	—	—	2,647	1,259	—	3,906	3,906	(3,544)	1971	1971
Rochester, NY	—	2,172	—	—	2,172	—	2,172	—	1966	1966
Rockville, MD	—	3,470	20,599	2,575	3,470	23,175	26,645	(7,296)	N/A	2005
Salem (leased through 2102)(3), NH	—	6,083	—	—	6,083	—	6,083	—	N/A	2006
Signal Hill, CA	—	9,652	2,940	1	9,652	2,941	12,593	(827)	N/A	2006
South Plainfield (leased through 2039)(3), NJ	—	—	10,044	2,286	—	12,330	12,330	(3,347)	N/A	2007
Springfield, MA	—	—	—	80	—	80	80	(80)	N/A	2005
Springfield (leased through 2025)(3), PA	—	2,797	2,471	494	2,797	2,965	5,762	(1,226)	1993	1966
Staten Island, NY	—	11,446	21,262	4,216	11,446	25,478	36,924	(8,543)	N/A	2004
Totowa, NJ	50,800	120	11,994	5,541	92	17,563	17,655	(14,197)	1957/ 1999	1957
Turnersville, NJ	—	900	1,342	3,048	900	4,389	5,289	(2,274)	1974	1974
Tyson’s Corner (leased through 2035)(3), VA	—	—	—	—	—	—	—	—	N/A	2006
Union (2445 Springfield Avenue), NJ	45,600	19,700	45,090	—	19,700	45,090	64,790	(11,930)	N/A	2007
Union (Route 22 and Morris Avenue), NJ	—	3,025	7,470	3,758	3,025	11,228	14,253	(6,337)	1962	1962
Vallejo (leased through 2043)(3), CA	—	—	2,945	221	—	3,166	3,166	(968)	N/A	2006
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	(1,043)	2,699	18,887	21,586	(887)	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	1,539	5,908	1,540	7,448	(207)	N/A	2007
Watchung, NJ	27,000	4,178	5,463	2,945	4,441	8,145	12,586	(5,308)	1994	1959
West Babylon, NY	—	6,720	13,786	2,105	6,720	15,891	22,611	(3,537)	N/A	2007
Westfield, NJ	4,730	5,728	4,305	(97)	5,728	4,208	9,936	(109)	N/A	2017
Wheaton (leased through 2060)(3), MD	—	—	5,367	—	—	5,367	5,367	(1,509)	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	1,614	6,053	28,260	34,313	(7,283)	N/A	2007
Woodbridge (Woodbridge Commons), NJ	22,100	1,509	2,675	2,908	1,539	5,553	7,092	(2,919)	1959	1959
Woodbridge (Plaza at Woodbridge), NJ	55,340	21,547	75,017	(829)	21,547	74,188	95,735	(2,327)	N/A	2017
Wyomissing (leased through 2065)(3), PA	—	—	2,646	1,869	—	4,515	4,515	(3,612)	N/A	2005
Yonkers, NY	33,227	63,341	110,635	6,175	64,643	115,508	180,151	—	N/A	2017
York, PA	—	409	2,568	2,097	409	4,665	5,074	(6,154)	1970	1970

WAREHOUSES:
East Hanover - Five Buildings, NJ	40,700	576	7,752	30,033	691	37,670	38,361	(17,243)	1972	1972

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

TOTAL UE PROPERTIES	1,578,317	511,336	1,418,037	736,580	521,669	2,144,288	2,665,957	(586,062)

Leasehold Improvements, Equipment and Other	—	—	—	5,897	—	5,897	5,897	(1,065)

TOTAL	$1,578,317	$511,336	$1,418,037	$742,477	$521,669	$2,150,185	$2,671,854	$(587,127)

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

(2)	Adjusted tax basis for federal income tax purposes was $1.5 billion as of December 31, 2017.

(3)	The Company is a lessee under a ground or building lease. The building will revert to the lessor upon lease expiration.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2017	2016	2015
Real Estate
Balance at beginning of period	$2,138,500	$2,084,642	$2,022,804
Additions during the period:
Land	142,305	2,667	10,984
Buildings & improvements	389,338	18,316	8,840
Construction in progress	34,525	47,234	52,602
	2,704,668	2,152,859	2,095,230
Less: Impairments and assets sold or written-off	(32,814)	(14,359)	(10,588)
Balance at end of period	$2,671,854	$2,138,500	$2,084,642
Accumulated Depreciation
Balance at beginning of period	$541,077	$509,112	$467,503
Additions charged to operating expenses	65,140	42,989	52,197
	606,217	552,101	519,700
Less: Accumulated depreciation on assets written-off	(19,090)	(11,024)	(10,588)
Balance at end of period	$587,127	$541,077	$509,112