Form 10-Q
period 2018-05-02
Urban Edge Properties; Urban Edge Properties LP
filed 2018-05-02
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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
As of April 27, 2018, Urban Edge Properties had 113,933,724 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2018

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of March 31, 2018, UE owned an approximate 89.9% ownership interest in UELP. The remaining approximate 10.1% interest is owned by limited partners. The other limited partners of UELP are Vornado Realty L.P., members of management, our Board of Trustees, and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
To help investors better understand the key differences between UE and UELP, certain information for UE and UELP in this report has been separated, as set forth below: Item 1. Financial Statements (unaudited) which includes specific disclosures for UE and UELP, Note 14, Equity and Noncontrolling Interest and Note 16 thereto, Earnings Per Share and Unit.
This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of UE and UELP in order to establish that the requisite certifications have been made and that UE and UELP are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate, at cost:
Land	$523,798	$521,669
Buildings and improvements	2,005,590	2,010,527
Construction in progress	165,403	133,761
Furniture, fixtures and equipment	5,996	5,897
Total	2,700,787	2,671,854
Accumulated depreciation and amortization	(601,729)	(587,127)
Real estate, net	2,099,058	2,084,727
Cash and cash equivalents	462,774	490,279
Restricted cash	10,817	10,562
Tenant and other receivables, net of allowance for doubtful accounts of $5,854 and $4,937, respectively	21,564	20,078
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $528 and $494, respectively	85,727	85,843
Identified intangible assets, net of accumulated amortization of $36,629 and $33,827, respectively	82,787	87,249
Deferred leasing costs, net of accumulated amortization of $15,390 and $14,796, respectively	20,422	20,268
Deferred financing costs, net of accumulated amortization of $1,998 and $1,740, respectively	2,985	3,243
Prepaid expenses and other assets	17,244	18,559
Total assets	$2,803,378	$2,820,808

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,552,543	$1,564,542
Identified intangible liabilities, net of accumulated amortization of $66,866 and $65,832, respectively	176,770	180,959
Accounts payable and accrued expenses	71,061	69,595
Other liabilities	15,574	15,171
Total liabilities	1,815,948	1,830,267
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 113,923,724 and 113,827,529 shares issued and outstanding, respectively	1,139	1,138
Additional paid-in capital	947,815	946,402
Accumulated deficit	(61,975)	(57,621)
Noncontrolling interests:
Operating partnership	100,036	100,218
Consolidated subsidiaries	415	404
Total equity	987,430	990,541
Total liabilities and equity	$2,803,378	$2,820,808

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUE
Property rentals	$69,722	$62,498
Tenant expense reimbursements	28,672	23,771
Management and development fees	342	479
Income from acquired leasehold interest	—	39,215
Other income	317	101
Total revenue	99,053	126,064
EXPENSES
Depreciation and amortization	21,270	15,828
Real estate taxes	15,775	13,392
Property operating	16,667	13,368
General and administrative	7,641	8,132
Casualty and impairment (gain) loss, net	(1,341)	3,164
Ground rent	2,736	2,670
Provision for doubtful accounts	1,236	193
Total expenses	63,984	56,747
Operating income	35,069	69,317
Interest income	1,524	127
Interest and debt expense	(15,644)	(13,115)
Gain (loss) on extinguishment of debt	2,524	(1,274)
Income before income taxes	23,473	55,055
Income tax expense	(434)	(320)
Net income	23,039	54,735
Less net income attributable to noncontrolling interests in:
Operating partnership	(2,328)	(4,138)
Consolidated subsidiaries	(11)	(11)
Net income attributable to common shareholders	$20,700	$50,586

Earnings per common share - Basic:	$0.18	$0.51
Earnings per common share - Diluted:	$0.18	$0.50
Weighted average shares outstanding - Basic	113,677	99,639
Weighted average shares outstanding - Diluted	113,864	100,093

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2017	113,827,529	$1,138	$946,402	$(57,621)	$100,218	$404	$990,541
Net income attributable to common shareholders	—	—	—	20,700	—	—	20,700
Net income attributable to noncontrolling interests	—	—	—	—	2,328	11	2,339
Limited partnership interests:
Units redeemed for common shares	10,000	—	79	—	—	—	79
Reallocation of noncontrolling interests	—	—	484	—	(563)	—	(79)
Common shares issued	102,353	1	40	(65)	—	—	(24)
Dividends on common shares ($0.22 per share)	—	—	—	(24,997)	—	—	(24,997)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(2,786)	—	(2,786)
Share-based compensation expense	—	—	1,173	8	839	—	2,020
Share-based awards retained for taxes	(16,158)	—	(363)	—	—	—	(363)
Balance, March 31, 2018	113,923,724	$1,139	$947,815	$(61,975)	$100,036	$415	$987,430

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,039	$54,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,430	16,160
Income from acquired leasehold interest	—	(39,215)
Casualty and impairment loss	—	3,164
(Gain) loss on extinguishment of debt	(2,524)	1,274
Amortization of deferred financing costs	722	864
Amortization of below market leases, net	(2,633)	(2,036)
Straight-lining of rent	66	144
Share-based compensation expense	2,020	1,484
Provision for doubtful accounts	1,236	193
Change in operating assets and liabilities:
Tenant and other receivables	(5,320)	(2,748)
Deferred leasing costs	(938)	(669)
Prepaid and other assets	1,295	(1,336)
Accounts payable and accrued expenses	(4,777)	3,786
Other liabilities	385	1,426
Net cash provided by operating activities	34,001	37,226
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(29,272)	(11,151)
Acquisition of real estate	(3,965)	(36,552)
Insurance proceeds received	1,000	—
Net cash used in investing activities	(32,237)	(47,703)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(844)	(79,428)
Dividends paid to shareholders	(24,997)	(21,869)
Distributions to noncontrolling interests in operating partnership	(2,786)	(1,770)
Debt issuance costs	—	(3,567)
Taxes withheld for vested restricted shares	(363)	(260)
Payments related to the issuance of common shares	(24)	(29)
Proceeds from borrowings	—	100,000
Net cash used in financing activities	(29,014)	(6,923)
Net decrease in cash and cash equivalents and restricted cash	(27,250)	(17,400)
Cash and cash equivalents and restricted cash at beginning of period	500,841	140,186
Cash and cash equivalents and restricted cash at end of period	$473,591	$122,786

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payment for interest, includes amounts capitalized of $1,154 and $940, respectively	$17,253	$13,119
Cash payments for income taxes	618	22
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	23,074	12,270
Mortgage debt forgiven in foreclosure sale	11,537	—
Write-off of fully depreciated assets	689	—
Acquisition of real estate through issuance of OP units	—	48,800
Acquisition of real estate through assumption of debt	—	36,492
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$490,279	$131,654
Restricted cash at beginning of period	10,562	8,532
Cash and cash equivalents and restricted cash at beginning of period	$500,841	$140,186

Cash and cash equivalents at end of period	$462,774	$110,974
Restricted cash at end of period	10,817	11,812
Cash and cash equivalents and restricted cash at end of period	$473,591	$122,786

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	March 31,	December 31,
	2018	2017
ASSETS
Real estate, at cost:
Land	$523,798	$521,669
Buildings and improvements	2,005,590	2,010,527
Construction in progress	165,403	133,761
Furniture, fixtures and equipment	5,996	5,897
Total	2,700,787	2,671,854
Accumulated depreciation and amortization	(601,729)	(587,127)
Real estate, net	2,099,058	2,084,727
Cash and cash equivalents	462,774	490,279
Restricted cash	10,817	10,562
Tenant and other receivables, net of allowance for doubtful accounts of $5,854 and $4,937, respectively	21,564	20,078
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $528 and $494, respectively	85,727	85,843
Identified intangible assets, net of accumulated amortization of $36,629 and $33,827, respectively	82,787	87,249
Deferred leasing costs, net of accumulated amortization of $15,390 and $14,796, respectively	20,422	20,268
Deferred financing costs, net of accumulated amortization of $1,998 and $1,740, respectively	2,985	3,243
Prepaid expenses and other assets	17,244	18,559
Total assets	$2,803,378	$2,820,808

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,552,543	$1,564,542
Identified intangible liabilities, net of accumulated amortization of $66,866 and $65,832, respectively	176,770	180,959
Accounts payable and accrued expenses	71,061	69,595
Other liabilities	15,574	15,171
Total liabilities	1,815,948	1,830,267
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 113,923,724 and 113,827,529 units outstanding, respectively	948,954	947,540
Limited partners: 12,840,764 and 12,812,954 units outstanding, respectively	105,771	105,495
Accumulated deficit	(67,710)	(62,898)
Total partners’ capital	987,015	990,137
Noncontrolling interest in consolidated subsidiaries	415	404
Total equity	987,430	990,541
Total liabilities and equity	$2,803,378	$2,820,808

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2018	2017
REVENUE
Property rentals	$69,722	$62,498
Tenant expense reimbursements	28,672	23,771
Management and development fees	342	479
Income from acquired leasehold interest	—	39,215
Other income	317	101
Total revenue	99,053	126,064
EXPENSES
Depreciation and amortization	21,270	15,828
Real estate taxes	15,775	13,392
Property operating	16,667	13,368
General and administrative	7,641	8,132
Casualty and impairment (gain) loss, net	(1,341)	3,164
Ground rent	2,736	2,670
Provision for doubtful accounts	1,236	193
Total expenses	63,984	56,747
Operating income	35,069	69,317
Interest income	1,524	127
Interest and debt expense	(15,644)	(13,115)
Gain (loss) on extinguishment of debt	2,524	(1,274)
Income before income taxes	23,473	55,055
Income tax expense	(434)	(320)
Net income	23,039	54,735
Less: (net income) attributable to NCI in consolidated subsidiaries	(11)	(11)
Net income attributable to unitholders	$23,028	$54,724

Earnings per unit - Basic:	$0.18	$0.51
Earnings per unit - Diluted:	$0.18	$0.50
Weighted average units outstanding - Basic	126,123	107,483
Weighted average units outstanding - Diluted	126,582	108,254

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Units	General Partner	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2017	126,640,483	$947,540	$105,495	$(62,898)	$404	$990,541
Net income attributable to unitholders	—	—	—	23,028	—	23,028
Net income attributable to noncontrolling interests	—	—	—	—	11	11
Common units issued as a result of common shares issued by Urban Edge	102,353	41	—	(65)	—	(24)
Limited partnership units issued, net	37,810	563	(563)	—	—	—
Distributions to Partners ($0.22 per unit)	—	—	—	(27,783)	—	(27,783)
Share-based compensation expense	—	1,173	839	8	—	2,020
Share-based awards withheld for taxes	(16,158)	(363)	—	—	—	(363)
Balance, March 31, 2018	126,764,488	$948,954	$105,771	$(67,710)	$415	$987,430
(1) Limited partners have a 10.1% common limited partnership interest in the Operating Partnership as of March 31, 2018 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,039	$54,735
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,430	16,160
Income from acquired leasehold interest	—	(39,215)
Casualty and impairment loss	—	3,164
(Gain) loss on extinguishment of debt	(2,524)	1,274
Amortization of deferred financing costs	722	864
Amortization of below market leases, net	(2,633)	(2,036)
Straight-lining of rent	66	144
Share-based compensation expense	2,020	1,484
Provision for doubtful accounts	1,236	193
Change in operating assets and liabilities:
Tenant and other receivables	(5,320)	(2,748)
Deferred leasing costs	(938)	(669)
Prepaid and other assets	1,295	(1,336)
Accounts payable and accrued expenses	(4,777)	3,786
Other liabilities	385	1,426
Net cash provided by operating activities	34,001	37,226
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(29,272)	(11,151)
Acquisition of real estate	(3,965)	(36,552)
Insurance proceeds received	1,000	—
Net cash used in investing activities	(32,237)	(47,703)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(844)	(79,428)
Distributions to partners	(27,783)	(23,639)
Debt issuance costs	—	(3,567)
Taxes withheld for vested restricted units	(363)	(260)
Payments related to the issuance of common shares	(24)	(29)
Proceeds from borrowings	—	100,000
Net cash used in financing activities	(29,014)	(6,923)
Net decrease in cash and cash equivalents and restricted cash	(27,250)	(17,400)
Cash and cash equivalents and restricted cash at beginning of period	500,841	140,186
Cash and cash equivalents and restricted cash at end of period	$473,591	$122,786

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payment for interest, includes amounts capitalized of $1,154 and $940, respectively	$17,253	$13,119
Cash payments for income taxes	618	22
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	23,074	12,270
Mortgage debt forgiven in foreclosure sale	11,537	—
Write-off of fully depreciated assets	689	—
Acquisition of real estate through issuance of OP units	—	48,800
Acquisition of real estate through assumption of debt	—	36,492
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$490,279	$131,654
Restricted cash at beginning of period	10,562	8,532
Cash and cash equivalents and restricted cash at beginning of period	$500,841	$140,186

Cash and cash equivalents at end of period	$462,774	$110,974
Restricted cash at end of period	10,817	11,812
Cash and cash equivalents and restricted cash at end of period	$473,591	$122,786

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2018, Urban Edge owned approximately 89.9% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of March 31, 2018, our portfolio consisted of 84 shopping centers, four malls and a warehouse park totaling approximately 16.7 million square feet.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities Exchange Commission (“SEC”).

The consolidated balance sheets as of March 31, 2018 and December 31, 2017 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three months ended March 31, 2018 and 2017 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.

Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.
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
In February 2017, the FASB issued an updated (“ASU 2017-05”) Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to clarify the scope and accounting for derecognition of nonfinancial assets. ASU 2017-05 eliminated the guidance specific to real estate sales and partial sales. ASU 2017-05 defines “in-substance nonfinancial assets” and includes guidance on partial sales of nonfinancial assets. ASU 2017-05 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. We adopted the standard on January 1, 2018, which resulted in no impact to our consolidated financial statements.
In February 2016, the FASB issued an update (“ASU 2016-02”) Leases, which revises the accounting related to lease accounting. Under the new guidance, lessees will be required to recognize a lease liability and a right-of-use asset for all leases with terms greater than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The provisions of ASU 2016-02 are effective for fiscal years beginning after December 15, 2018 and should be applied through a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We expect to adopt the standard beginning January 1, 2019. This standard will impact our consolidated financial statements by the recording of right-of-use assets and lease liabilities on our consolidated balance sheets for operating and finance leases where we are the lessee. We are currently in the process of evaluating the inputs required to calculate the amount that will be recorded on our consolidated balance sheets for these leases. In addition, leases where we are the lessor that meet the criteria of a finance lease will be amortized using the effective interest method with corresponding charges to interest expense and amortization expense. Leases where we are the lessor that meet the criteria of an operating lease will continue to be amortized on a straight-line basis. Further, internal leasing department costs previously capitalized will be expensed within general and administrative expenses. Historical capitalization of internal leasing costs were $0.2 million for each of the three months ended March 31, 2018 and March 31, 2017, respectively. ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, the FASB issued an exposure draft in January 2018 (2018 Exposure Draft) which, if adopted as written, would allow lessors a practical expedient by class of underlying assets to account for lease and non-lease components as a single lease component if certain criteria are met. ASU 2016-02 originally required a modified retrospective method of adoption, however, the 2018 Exposure Draft indicates that companies may be permitted to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will continue to evaluate the impact of this guidance until it becomes effective.

In May 2014, the FASB issued an update (“ASU 2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. During the year ended December 31, 2016, the FASB issued the following updates to ASC Topic 606 to clarify and/or amend the guidance in ASU 2014-09: (i) ASU 2016-08 Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the implementation guidance on principal versus agent considerations, (ii) ASU 2016-10 Identifying Performance Obligations and Licensing, which clarifies guidance related to identifying performance obligations and licensing implementation guidance and (iii) ASU 2016-12 Narrow-Scope Improvements and Practical Expedients, which amends certain aspects of ASU 2014-09. We adopted this standard effective January 1, 2018 using the modified retrospective approach which requires applying the new standard to all existing contracts not yet completed as of the effective date. We have completed our evaluation of the standard’s impact on the Company’s revenue streams, specifically management and development fee income. The adoption of this standard did not have a material impact on our consolidated financial statements but has resulted in additional qualitative disclosures for the three months ended March 31, 2018 and 2017 (refer to Note 4 Revenues).

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	REVENUES

We have the following revenue sources and revenue recognition policies. The table below presents our revenues disaggregated by revenue source for the quarters ended March 31, 2018 and 2017, respectively:

	Three Months Ended March 31,
(in thousands)	2018	2017
Property rentals	$69,722	$62,498
Tenant expense reimbursements	28,672	23,771
Management and development fees	342	479
Income from acquired leasehold interest	—	39,215
Other income	317	101
Total Revenue	$99,053	$126,064

Property Rentals
We generate revenue from minimum lease payments from tenant operating leases. These rents are recognized over the noncancelable terms of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases in accordance with ASC 840. We satisfy our performance obligations over time, under the noncancelable lease term, commencing when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a lease incentive to tenants, we recognize the incentive as a reduction of rental revenue on a straight-line basis over the remaining term of the lease. The underlying leased asset remains on our consolidated balance sheet and continues to depreciate.
Tenant expense reimbursements
In accordance with ASC 840, revenue arises from tenant leases, which provide for the recovery of all or a portion of the operating expenses, real estate taxes and capital improvements of the respective property. This revenue is accrued in the same periods as the expenses are incurred.
Other Income
Other income is generated in connection with certain services provided to tenants for which we earn a fee. This revenue is recognized as the services are transferred in accordance with ASC 606.
Management and development fees
We generate management and development fee income from contractual property management agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.

5.	ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2018, we closed the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)
January 26, 2018	938 Spring Valley Road	Maywood	NJ	2,000	$719
February 23, 2018	116 Sunrise Highway	Freeport	NY	4,750	447
February 28, 2018	197 West Spring Valley Road	Maywood	NJ	16,300	2,799
				Total	$3,965	(1)

(1)	The total purchase prices for the properties acquired in the three months ended March 31, 2018 include $0.1 million of transaction costs incurred in relation to the transactions.

The properties purchased during the quarter are all adjacent to existing centers owned by the Company. Consideration for these purchases consisted of cash.

The aggregate purchase prices of the above property acquisitions have been allocated as follows:

Property Name	Land	Buildings and improvements	Total Purchase Price
(in thousands)
938 Spring Valley Road	$519	$200	$719
116 Sunrise Highway	151	296	447
197 West Spring Valley Road	1,768	1,031	2,799
Total	$2,438	$1,527	$3,965

Real Estate Held for Sale

At March 31, 2018, our property in Allentown, PA was classified as held for sale based on the executed contract of sale with a third-party buyer and our intent to dispose of the property. The carrying amount of this property is $3.3 million, net of accumulated depreciation of $14.3 million, which is included in prepaid expenses and other assets in our consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. We completed the sale of the property on April 26, 2018 for $54.3 million, net of selling costs.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $82.8 million and $176.8 million as of March 31, 2018, respectively, and $87.2 million and $181.0 million as of December 31, 2017, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.6 million for the three months ended March 31, 2018 and $2.0 million and for the same period in 2017.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $2.8 million for the three months ended March 31, 2018 and $0.9 million for the same period in 2017.

Certain shopping centers are subject to ground leases or ground and building leases. Amortization of these acquired below-market leases resulted in additional rent expense of $0.2 million for the three months ended March 31, 2018 and $0.4 million for the same period in 2017.

The following table sets forth the estimated annual amortization expense related to intangible assets and liabilities for the five succeeding years commencing January 1, 2019:

(Amounts in thousands)	Below-Market	Above-Market		Below-Market
Year	Operating Lease Income	Operating Lease Expense	In-Place Leases	Ground Leases
2019	$11,544	$1,294	$8,556	$972
2020	11,377	1,016	7,284	972
2021	11,185	803	5,968	622
2022	10,744	426	4,176	590
2023	10,482	327	3,762	590

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2018 and December 31, 2017.

		Interest Rate at	March 31,	December 31,
(Amounts in thousands)	Maturity	March 31, 2018	2018	2017
First mortgages secured by:
Variable rate
Plaza at Cherry Hill(1)	5/24/2022	3.26%	$28,930	$28,930
Westfield - One Lincoln Plaza(1)	5/24/2022	3.26%	4,730	4,730
Plaza at Woodbridge(1)	5/25/2022	3.26%	55,340	55,340
Hudson Commons(2)	11/15/2024	3.56%	29,000	29,000
Watchung(2)	11/15/2024	3.56%	27,000	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	3.56%	24,500	24,500
Total variable rate debt			169,500	169,500
Fixed rate
Montehiedra Town Center, Senior Loan	7/6/2021	5.33%	86,094	86,236
Montehiedra Town Center, Junior Loan	7/6/2021	3.00%	30,000	30,000
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Shops at Bruckner	5/1/2023	3.90%	12,017	12,162
Hudson Mall(5)	12/1/2023	5.07%	24,832	25,004
Yonkers Gateway Center(6)	4/6/2024	4.16%	32,848	33,227
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)(4)	4/1/2027	4.18%	100,000	100,000
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	24,000	24,000
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (437 East Sunrise Highway)	12/10/2029	4.07%	43,100	43,100
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco -Target(3)	11/15/2034	6.40%	14,338	14,451
Englewood(7)	—	—%	—	11,537
Total fixed rate debt			1,396,329	1,408,817
	Total mortgages payable		1,565,829	1,578,317
	Unamortized debt issuance costs		(13,286)	(13,775)
Total mortgages payable, net of unamortized debt issuance costs			$1,552,543	$1,564,542

(1)	Bears interest at one month LIBOR plus 160 bps.

(2)	Bears interest at one month LIBOR plus 190 bps.

(3)
The mortgage payable balance on the loan secured by Mount Kisco (Target) includes $1.0 million of unamortized debt discount as of both March 31, 2018 and December 31, 2017, respectively. The effective interest rate including amortization of the debt discount is 7.28% as of March 31, 2018.

(4)
On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million with a 10-year fixed rate mortgage, at 4.18%. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the three months ended March 31, 2017 comprised of a $1.1 million prepayment penalty and write-off of $0.2 million of unamortized deferred financing fees on the original loan.

(5)
The mortgage payable balance on the loan secured by Hudson Mall includes $1.4 million and $1.5 million of unamortized debt premium as of March 31, 2018 and December 31, 2017, respectively. The effective interest rate including amortization of the debt premium is 3.76% as of March 31, 2018.

(6)
The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.8 million of unamortized debt premium as of both March 31, 2018 and December 31, 2017, respectively. The effective interest rate including amortization of the debt premium is 3.67% as of March 31, 2018.

(7)
On January 31, 2018, our property in Englewood, NJ was sold at a foreclosure sale and on February 23, 2018, the court order was received approving the sale and discharging the receiver of all assets and liabilities related to the property.

During 2017, our property in Englewood, NJ was transferred to a receiver. On January 31, 2018, our property in Englewood, NJ was sold at a foreclosure sale and on February 23, 2018, the court order was received approving the sale and discharging the receiver of all assets and liabilities related to the property. We recognized a gain on extinguishment of debt of $2.5 million as a result of the forgiveness of outstanding mortgage debt of $11.5 million, which is included in gain (loss) on extinguishment of debt in the consolidated statements of income for the three months ended March 31, 2018.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.2 billion as of March 31, 2018. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2018, we were in compliance with all debt covenants.

As of March 31, 2018, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2018(1)	$2,441
2019	4,244
2020	7,571
2021	124,448
2022	100,899
2023	344,426
Thereafter	981,800
(1) Remainder of 2018.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.10% to 1.55% and an annual facility fee of 15 to 35 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $3.0 million and $3.2 million as of March 31, 2018 and December 31, 2017, respectively, are included in deferred financing fees in the consolidated balance sheets.

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

On December 22, 2017, the Tax Cuts and Jobs Act (the "Act") was signed into law. The Act amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Effective January 1, 2018, for businesses, the Act reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. Since UE has elected to qualify as a REIT under sections 856-860 of the Internal Revenue Code with intent to distribute 100% of its taxable income and did not have any activities in a Taxable REIT Subsidiary (“TRS”) prior to January 1, 2018, there was no impact to the Company’s financial statements.

On December 31, 2017, the Company elected, for tax purposes, to treat the wholly-owned limited partnership that holds its Allentown property as a taxable REIT subsidiary (“TRS”). A TRS is a corporation, other than a REIT, in which we directly or indirectly hold stock, which has made a joint election with us to be treated as a TRS under Section 856(l) of the Code. A TRS is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a non-REIT “C” corporation. The Company’s consolidated financial statements for the quarter ended March 31, 2018 reflect the TRS’ federal and state corporate income taxes associated with the operating activities at its Allentown property. The tax expense recorded in association with the operating activities of Allentown was $0.2 million for the quarter ended March 31, 2018.
The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns. We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated statements of income.

Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated statements of income. The Puerto Rico tax expense recorded was $0.2 million and $0.3 million for the quarters ended March 31, 2018 and 2017, respectively. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2018 and December 31, 2017.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2018 and December 31, 2017.

	As of March 31, 2018		As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$462,774	$462,774	$490,279	$490,279
Liabilities:
Mortgages payable(1)	$1,565,829	$1,537,971	$1,578,317	$1,579,839
(1) Carrying amounts exclude unamortized debt issuance costs of $13.3 million and $13.8 million as of March 31, 2018 and December 31, 2017, respectively.

The following market spreads were used by the Company to estimate the fair value of mortgages payable:

	March 31, 2018		December 31, 2017
	Low	High	Low	High
Mortgages payable	1.7%	2.1%	1.7%	2.1%

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Redevelopment
As of March 31, 2018, we had approximately $205.9 million of active development, redevelopment and anchor repositioning projects underway of which $100.3 million remains to be funded. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next two years.
Insurance
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for certified acts of terrorism acts but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses with limits of $5 million per occurrence and in the aggregate providing first and third-party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not covered from retail properties, which could be material.
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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the three months ended March 31, 2018, the Company received $1.5 million in insurance proceeds which were partially offset by $0.2 million of hurricane related costs, resulting in net casualty gains of $1.3 million included in casualty and impairment (gain) loss, net on the accompanying consolidated statements of income.

During the three months ended March 31, 2018, the Company recognized $0.8 million of business interruption losses. Losses of $0.6 million pertained to rent abatements due to tenants that have not reopened since the hurricane, recorded as a reduction of property rentals and tenant expense reimbursements, and $0.2 million was recorded as a provision for doubtful accounts for unpaid rents. As of May 2, 2018, approximately 95% of all stores previously occupied prior to the hurricane (as measured by GLA) are open, including Marshalls, which opened on April 12, 2018.

To the extent future insurance proceeds exceed the difference between the hurricane related expenses incurred and/or business interruption losses recognized, the excess will be reflected as a gain in the period those amounts are received or when receipt is deemed probable.

No determination has been made as to the total amount or timing of insurance payments that may be received as a result of the hurricane.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we have accrued costs of $1.5 million and $1.2 million on our consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively, for potential remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, $0.3 million has currently been accrued during the quarter ended March 31, 2018 and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2018	December 31, 2017
Real estate held for sale	$3,285	$3,285
Other assets	3,801	3,771
Deposits for acquisitions	100	406
Prepaid expenses:
Real estate taxes	5,088	7,094
Insurance	3,342	2,793
Rent, licenses/fees	1,628	1,210
Total Prepaid expenses and other assets	$17,244	$18,559

12.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2018	December 31, 2017
Deferred ground rent expense	$6,517	$6,499
Deferred tax liability, net	3,073	2,828
Deferred tenant revenue	3,996	4,183
Environmental remediation costs	1,482	1,232
Other liabilities	506	429
Total Other liabilities	$15,574	$15,171

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense:

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Interest expense	$14,922	$12,251
Amortization of deferred financing costs	722	864
Total Interest and debt expense	$15,644	$13,115
14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of March 31, 2018, $241.3 million of common shares remained available for issuance under this ATM equity program and there were no common shares issued under the ATM equity program during the three months ended March 31, 2018 and 2017, respectively. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.

Dividends and Distributions
During each of the three months ended March 31, 2018 and 2017, the Company declared dividends on our common shares and OP unit distributions of $0.22 per share/unit.
Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to Vornado Realty L.P. (“VRLP”) in exchange for interests in VRLP properties contributed by VRLP. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”). OP units were issued to contributors in exchange for their property interests in connection with the Company’s acquisition of Yonkers Gateway Center and the Portfolio acquisition. The total of the OP units and LTIP units represent a 10.1% weighted-average interest in the Operating Partnership for the three months ended March 31, 2018. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
Noncontrolling Interest in Consolidated Subsidiaries
The noncontrolling interest relates to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo). The net income attributable to noncontrolling interest is presented separately in our consolidated statements of income.

15.     SHARE-BASED COMPENSATION

2018 Long-Term Incentive Plan

On February 22, 2018, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2018 Long-Term Incentive Plan ("2018 LTI Plan"), a multi-year equity compensation program, comprised of both performance-based and time-based vesting awards. Equity awards granted under the 2018 LTI Plan are weighted, in terms of grant date and fair value, 80% performance-based and 20% time-based.

For the performance-based awards under the 2018 LTI Plan, participants, have the opportunity to earn awards in the form of LTIP Units if, and only if, Urban Edge’s absolute and relative total shareholder return (“TSR”) meets certain criteria over the three-year performance measurement period (the “Performance Period”) beginning on February 22, 2018 and ending on February 21, 2021. The Company issued 328,107 LTIP Units under the 2018 LTI Plan.

Under the Absolute TSR component (25% of the performance-based awards), 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 14 companies. Under the Relative TSR Component (75% of the performance-based awards), 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if between such relative TSR thresholds.

The fair value of the performance-based award portion of the 2018 LTI Plan on the date of grant was $3.6 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. The time-based awards under the 2018 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years or four years in the case of our Chairman and Chief Executive Officer. The Company granted time-based awards under the 2018 LTI Plan that represent 33,172 LTIP units with a grant date fair value of $0.7 million.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Share-based compensation expense components:
Restricted share expense	$587	$390
Stock option expense	585	623
LTIP expense	166	116
Outperformance Plan (“OPP”) expense	682	355
Total Share-based compensation expense	$2,020	$1,484

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2018	2017
Numerator:
Net income attributable to common shareholders	$20,700	$50,586
Less: Earnings allocated to unvested participating securities	(48)	(79)
Net income available for common shareholders - basic	$20,652	$50,507
Impact of assumed conversions:
OP and LTIP units	—	—
Net income available for common shareholders - dilutive	$20,652	$50,507

Denominator:
Weighted average common shares outstanding - basic	113,677	99,639
Effect of dilutive securities(1):
Stock options using the treasury stock method	—	314
Restricted share awards	187	140
Assumed conversion of OP and LTIP units	—	—
Weighted average common shares outstanding - diluted	113,864	100,093

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.18	$0.51
Earnings per common share - Diluted	$0.18	$0.50
(1) For the three months ended March 31, 2017 and the three months ended March 31, 2018 the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2018	2017
Numerator:
Net income attributable to unitholders	$23,028	$54,724
Less: net income attributable to participating securities	(48)	(202)
Net income available for unitholders	$22,980	$54,522

Denominator:
Weighted average units outstanding - basic	126,123	107,483
Effect of dilutive securities issued by Urban Edge	187	454
Unvested LTIP units	272	317
Weighted average units outstanding - diluted	126,582	108,254

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.18	$0.51
Earnings per unit - Diluted	$0.18	$0.50

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict; these factors include, among others, the estimated remediation and repair costs related to Hurricane Maria at the affected properties. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2018, Urban Edge owned approximately 89.9% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of March 31, 2018, our portfolio consisted of 84 shopping centers, four malls and a warehouse park totaling approximately 16.7 million square feet.
Critical Accounting Policies and Estimates

The Company’s 2017 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the three months ended March 31, 2018, there were no material changes to these policies, other than the adoption of the Accounting Standards Update (“ASU”) 2014-09 described in Note 3 to the unaudited consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
Our primary cash expenses consist of our property operating and capital expenses, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance, and utilities; general and administrative expenses include payroll, professional fees, information technology, office expenses, and other administrative expenses; and interest and debt expense is primarily interest on our mortgage debt. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest, and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Net income	$23,039	$54,735
FFO applicable to diluted common shareholders(1)	44,100	73,467
Cash NOI(2)	59,931	55,097
Same-property cash NOI(2)	47,849	46,736
(1) Refer to page 30 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 29 for a reconciliation to the nearest GAAP measure.

Development/Redevelopment Activity

The Company had 17 active development, redevelopment or anchor repositioning projects with total estimated costs of $205.9 million, of which $105.6 million (or 51%) has been incurred as of March 31, 2018. As of March 31, 2018, the Company had completed projects at 9 properties since March 2017, for a total investment of $64.0 million.

Acquisition/Disposition Activity

During the three months ended March 31, 2018 we acquired three properties, at an aggregate purchase price of $4.0 million and 23,050 sf, all adjacent to existing centers owned by the Company. Consideration for these purchases consisted of cash.

At March 31, 2018, our property in Allentown, PA was classified as held for sale based on the executed contract of sale with a third-party buyer and our intent to dispose of the property. The carrying amount of this property is $3.3 million, net of accumulated depreciation of $14.3 million, which is included in prepaid expenses and other assets in our consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively. We completed the sale of the property on April 26, 2018 for $54.3 million, net of selling costs.

Debt Activity

During 2017, our property in Englewood, NJ was transferred to a receiver. On January 31, 2018, the property was sold at a foreclosure sale and on February 23, 2018, the court order was received approving the sale and discharging the receiver of all assets and liabilities related to the property, including the $11.5 million mortgage secured by the property. We recognized a gain on extinguishment of debt of $2.5 million as a result of this transaction during the three months ended March 31, 2018.

Equity Activity

On February 22, 2018, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2018 Long-Term Incentive Plan ("2018 LTI Plan"), a multi-year equity compensation program, comprised of both performance-based and time-based vesting awards. Equity awards granted under the 2018 LTI Plan are weighted, in terms of grant date and fair value, 80% performance-based and 20% time-based.

For the performance-based awards under the 2018 LTI Plan, participants have the opportunity to earn awards in the form of LTIP Units if, and only if, Urban Edge’s absolute and relative total shareholder return (“TSR”) meets certain criteria over the three-year performance measurement period (the “Performance Period”) beginning on February 22, 2018 and ending on February 21, 2021. The Company issued 328,107 LTIP Units under the 2018 LTI Plan.

Under the Absolute TSR component (25% of the performance-based awards), 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 14 companies. Under the Relative TSR Component (75% of the performance-based awards), 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if between such relative TSR thresholds.

The fair value of the performance-based award portion of the 2018 LTI Plan on the date of grant was $3.6 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. The time-based awards under the 2018 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years or four years in the case of our Chairman and Chief Executive Officer. The Company granted time-based awards under the 2018 LTI Plan that represent 33,172 LTIP units with a grant date fair value of $0.7 million.

Other equity award activity during the three months ended March 31, 2018 included: (i) 146,885 stock options granted, (ii) 99,262 restricted shares granted, (iii) 70,169 LTIP units granted, (iv) 632,408 stock options vested, (v) 57,550 restricted shares vested, and (vi) 14,209 LTIP units vested.

Comparison of the Three Months Ended March 31, 2018 to March 31, 2017
Net income for the three months ended March 31, 2018 was $23.0 million, compared to net income of $54.7 million for the three months ended March 31, 2017. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2018 as compared to the same period of 2017:

	For the Three Months ended March 31,
(Amounts in thousands)	2018	2017	$ Change
Total revenue	$99,053	$126,064	$(27,011)
Depreciation and amortization	21,270	15,828	5,442
Real estate taxes	15,775	13,392	2,383
Property operating expenses	16,667	13,368	3,299
Casualty and impairment (gain) loss, net	(1,341)	3,164	(4,505)
Gain (loss) on extinguishment of debt	2,524	(1,274)	3,798
Interest income	1,524	127	1,397
Interest and debt expense	15,644	13,115	2,529
Total revenue decreased by $27.0 million to $99.1 million in the first quarter of 2018 from $126.1 million in the first quarter of 2017. The decrease is primarily attributable to:

•
$39.2 million income from acquired leasehold interest due to the write-off of the unamortized intangible liability related to the below-market ground lease acquired and existing straight-line receivable balance in connection with the acquisition of the ground lease at Shops at Bruckner in the first quarter of 2017;

•	$0.6 million of rent abatements, reflected as a reduction of property rentals and tenant expense reimbursements, at our two malls in Puerto Rico as a result of Hurricane Maria; and

•	$0.1 million decrease in management and development fee income due to a decrease in development activity at managed properties, partially offset by

•	$9.2 million increase as a result of acquisitions net of dispositions;

•	$2.3 million net increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects;

•	$1.2 million increase in property rentals due to rent commencements, lease modifications and contractual rent increases; and

•	$0.2 million increase in other income due to higher tenant bankruptcy settlement income received during the first quarter of 2018.
Depreciation and amortization increased by $5.4 million to $21.3 million in the first quarter of 2018 from $15.8 million in the first quarter of 2017. The increase is primarily attributable to:

•	$4.9 million increase as a result of acquisitions net of dispositions; and

•	$0.5 million increase from development projects and tenant improvements placed into service.
Real estate taxes increased by $2.4 million to $15.8 million in the first quarter of 2018 from $13.4 million in the first quarter of 2017. The increase is primarily attributable to:

•	$1.6 million increase as a result of acquisitions net of dispositions; and

•	$0.8 million increase due to higher assessed values and decrease in capitalized real estate taxes due to development projects placed into service.
Property operating expenses increased by $3.3 million to $16.7 million in the first quarter of 2018 from $13.4 million in the first quarter of 2017. The increase is primarily attributable to an increase in common area maintenance expenses as a result of acquisitions.
We recognized a $1.3 million casualty and impairment gain in the first quarter of 2018 comprised of a $1.5 million insurance gain net of $0.2 million hurricane-related expenses incurred as a result of Hurricane Maria. We recognized a $3.2 million real estate impairment loss on our property in Eatontown, NJ in the first quarter of 2017. The property was sold on June 30, 2017.
We recognized a $2.5 million gain on extinguishment of debt in the first quarter of 2018 as a result of the foreclosure sale and forgiveness of the $11.5 million mortgage debt secured by our property in Englewood, NJ. We recognized a $1.3 million loss on extinguishment of debt in the first quarter of 2017 from the refinancing of our mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, consisting of a $1.1 million prepayment penalty and $0.2 million of unamortized deferred financing fees on the original loan.
Interest income increased by $1.4 million to $1.5 million in the first quarter of 2018 from $0.1 million in the first quarter of 2017. The increase is primarily attributable to an increase in interest rates and an increase in our cash balance due to multiple equity offerings since March 2017 and our November 2017 debt refinancing.
Interest and debt expense increased by $2.5 million to $15.6 million in the first quarter of 2018 from $13.1 million in the first quarter of 2017. The increase is primarily attributable to:

•	$1.5 million increase in interest from loans issued and assumed on acquisitions; and

•	$7.1 million increase in interest due to 18 new individual, non-recourse mortgage financings totaling $710 million closed in the fourth quarter of 2017, partially offset by

•	$5.9 million net decrease in interest due to principal paydowns and refinancing of the $544 million cross-collateralized mortgage loan in the fourth quarter of 2017; and

•	$0.2 million increase of interest capitalized related to additional development projects.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 75 properties for the three and three months ended March 31, 2018 and 2017. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or under contract to be sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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
Same-property cash NOI increased by $1.1 million, or 2.4%, for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

The following table reconciles net income to cash NOI and same-property cash NOI for the three months ended March 31, 2018 and 2017.

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Net income	$23,039	$54,735
Management and development fee income from non-owned properties	(342)	(479)
Other income	(77)	(64)
Depreciation and amortization	21,270	15,828
General and administrative expense	7,641	8,132
Casualty and impairment (gain) loss, net(5)	(1,341)	3,164
Interest income	(1,524)	(127)
Interest and debt expense	15,644	13,115
Gain (loss) on extinguishment of debt	(2,524)	1,274
Income tax expense	434	320
Non-cash revenue and expenses	(2,289)	(40,801)
Cash NOI(1)	59,931	55,097
Adjustments:
Non-same property cash NOI(1)(2)	(12,474)	(8,334)
Tenant bankruptcy settlement income	(164)	—
Hurricane related operating loss(3)	306	(27)
Environmental remediation costs	250	—
Same-property cash NOI	$47,849	$46,736
Cash NOI related to properties being redeveloped(4)	5,983	5,693
Same-property cash NOI including properties in redevelopment	$53,832	$52,429
(1) Cash NOI is calculated as total property revenues less property operating expenses excluding the net effects of non-cash rental income and non-cash ground rent expense.
(2) Non-same property cash NOI includes cash NOI related to properties being redeveloped and properties acquired or disposed.
(3) Amount reflects rental and tenant reimbursement losses as well as provisions for outstanding amounts due from tenants at Las Catalinas that are subject to reimbursement from the insurance company.
(4) Excludes $0.5 million of rental and tenant reimbursement losses as well as provisions for outstanding amounts due from tenants at Montehiedra that are subject to reimbursement from the insurance company.
(5) Casualty and impairment gain of $1.3 million per the consolidated statements of income is comprised of a $1.5 million insurance gain net of $0.2 million hurricane-related expenses for the first quarter of 2018. Casualty and impairment loss for the first quarter of 2017 is comprised of a $3.2 million real estate impairment loss incurred related to our property in Eatontown, NJ.

Funds From Operations
FFO for the three months ended March 31, 2018 was $44.1 million compared to $73.5 million for three months ended March 31, 2017.
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

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Net income	$23,039	$54,735
Less (net income) attributable to noncontrolling interests in:
Operating partnership	(2,328)	(4,138)
Consolidated subsidiaries	(11)	(11)
Net income attributable to common shareholders	20,700	50,586
Adjustments:
Rental property depreciation and amortization	21,072	15,579
Real estate impairment loss	—	3,164
Limited partnership interests in operating partnership(1)	2,328	4,138
FFO applicable to diluted common shareholders	$44,100	$73,467
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

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for the first quarter of 2018, or an annual rate of $0.88. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

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

At March 31, 2018, we had cash and cash equivalents, including restricted cash, of $473.6 million and no amounts drawn on our line of credit. In addition, the Company has the following sources of capital available:

(Amounts in thousands)	March 31, 2018
ATM equity program(1)
Original offering amount	$250,000
Available capacity	$241,300

Revolving credit agreement(2)
Total commitment amount	$600,000
Available capacity	$600,000
Maturity(3)	March 7, 2021
(1) Refer to Note 14 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
(2) Refer to Note 7 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
(3) On March 7, 2017, we amended and extended our revolving credit agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options.

We have no debt scheduled to mature in 2018. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our ATM equity program, our revolving credit agreement and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Summary of Cash Flows
Cash and cash equivalents including restricted cash was $473.6 million at March 31, 2018, compared to $500.8 million as of December 31, 2017, a decrease of $27.2 million.

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017	Increase (Decrease)
Net cash provided by operating activities	$34,001	$37,226	$(3,225)
Net cash used in investing activities	(32,237)	(47,703)	15,466
Net cash used in financing activities	(29,014)	(6,923)	(22,091)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rent and tenant expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
For the three months ended March 31, 2018, net cash provided by operating activities of $34.0 million was comprised of $43.4 million of cash from operating income and a net decrease of $9.4 million in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $32.2 million for the three months ended March 31, 2018, decreased by $263.5 million from $295.7 million as of December 31, 2017. The activity was comprised of (i) $29.3 million net cash used in real estate development and capital improvements at existing properties and (ii) $4.0 million net cash used in acquiring three real estate assets during the first quarter of 2018, offset by (iii) $1.0 million net cash provided by insurance proceeds for physical property damages caused by Hurricane Maria at our two properties in Puerto Rico.
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $29.0 million for the three months ended March 31, 2018 decreased by $527.5 million from net cash provided by financing activities of $498.5 million as of December 31, 2017. The activity was comprised of (i) $27.8 million of distributions paid to common shareholders and unitholders of the Operating Partnership, (ii) $0.8 million for debt repayments and (iii) $0.4 million of taxes withheld on vested restricted units.
Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rate as of March 31, 2018.

(Amounts in thousands)	Principal balance at March 31, 2018	Weighted Average Interest Rate at March 31, 2018
Mortgages payable:
Fixed rate debt	$1,396,329	4.12%
Variable rate debt(1)	169,500	3.41%
Total mortgages payable	1,565,829	4.04%
Unamortized debt issuance costs	(13,286)
Total mortgages payable, net of unamortized debt issuance costs	$1,552,543
(1) As of March 31, 2018, $80.5 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.2 billion as of March 31, 2018. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2018, we were in compliance with all debt covenants.

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

Capital Expenditures

The following summarizes capital expenditures presented on a cash basis for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017
Capital expenditures:
Development and redevelopment costs	$26,579	$9,248
Capital improvements	643	656
Tenant improvements and allowances	894	1,246
Total capital expenditures	$28,116	$11,150
As of March 31, 2018, we had approximately $205.9 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $64.0 million of completed projects, an increase of $20.8 million from $249.1 million of projects as of December 31, 2017. We have advanced these projects $27.7 million since December 31, 2017 and anticipate that these projects will require an additional $104.5 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, borrowings under our line of credit and/or using secured debt, or issuing equity.

Commitments and Contingencies
Insurance
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for certified acts of terrorism acts but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses with limits of $5 million per occurrence and in the aggregate providing first and third-party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not covered from retail properties, which could be material.
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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the three months ended March 31, 2018, the Company received $1.5 million in insurance proceeds which were partially offset by $0.2 million of hurricane related costs, resulting in net casualty gains of $1.3 million included in casualty and impairment (gain) loss, net on the accompanying consolidated statements of income.

During the three months ended March 31, 2018, the Company recognized $0.8 million of business interruption losses. Losses of $0.6 million pertained to rent abatements due to tenants that have not reopened since the hurricane, recorded as a reduction of property rentals and tenant expense reimbursements, and $0.2 million was recorded as a provision for doubtful accounts for unpaid rents. As of May 2, 2018, approximately 95% of all stores previously occupied prior to the hurricane (as measured by GLA) are open, including Marshalls, which opened on April 12, 2018.

To the extent future insurance proceeds exceed the difference between the hurricane related expenses incurred and/or business interruption losses recognized, the excess will be reflected as a gain in the period those amounts are received or when receipt is deemed probable.

No determination has been made as to the total amount or timing of insurance payments that may be received as a result of the hurricane.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments and the projected remediation costs, we have accrued costs of $1.5 million and $1.2 million on our consolidated balance sheets as of March 31, 2018 and December 31, 2017, respectively, for potential remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, $0.3 million has currently been accrued during the quarter ended March 31, 2018 and there can be no assurance that the actual costs will not exceed this amount. With respect to our other properties, the environmental assessments did not reveal any material environmental contamination. However, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our base rent is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the impacted stores may close prior to lease expiration. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations, such as Toys “R” Us, Sears Holding Corporation (“Sears”) and Staples, Inc. (“Staples”). Sears and Staples represent 2.0% and 1.5%, respectively, of our annualized base rent and each continued to close stores in 2017. During September 2017, Toys “R” Us filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and announced an orderly wind-down of its U.S. business and liquidation of all U.S. stores on March 15, 2018. As of March 31, 2018, the Company had leases with Toys “R” Us at nine locations with annualized base rent of $5.2 million. We are unable to estimate the outcome of the bankruptcy proceedings at this time. We are not aware of any additional bankruptcies or announced store closings by any tenants in our shopping centers that would individually cause a material reduction in our revenues.

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
We do not have any off-balance sheet arrangements as of March 31, 2018 or December 31, 2017.

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

	2018					2017
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$169,500		3.41%	$1,695		$169,500		3.10%
Fixed Rate	1,396,329		4.12%	—	(2)	1,408,817		4.14%
	$1,565,829	(1)		$1,695		$1,578,317	(1)
(1) Excludes unamortized debt issuance costs of $13.3 million and $13.8 million as of March 31, 2018 and December 31, 2017, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), interest expense would have increased by approximately $14.0 million based on outstanding balances as of March 31, 2018.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2018, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2018, the estimated fair value of our consolidated debt was $1.5 billion.

Other Market Risks

As of March 31, 2018, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2018 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2018, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors previously disclosed in the Company’s Annual Report for the year ended December 31, 2017 filed with the SEC on February 14, 2018.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
January 1, 2018 - January 31, 2018	2,876	(1)	$21.98	N/A	N/A
February 1, 2018 - February 28, 2018	12,825	(1)	26.26	N/A	N/A
March 1, 2018 - March 31, 2018	457	(1)	23.85	N/A	N/A
	16,158		$25.43	N/A	N/A
(1) Represents common shares surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

Urban Edge Properties LP
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
January 1, 2018 - January 31, 2018	2,876	(1)	$21.98	N/A	N/A
February 1, 2018 - February 28, 2018	12,825	(1)	26.26	N/A	N/A
March 1, 2018 - March 31, 2018	457	(1)	23.85	N/A	N/A
	16,158		$25.43	N/A	N/A
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

INDEX TO EXHIBITS

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amendment No. 1 to the Amended and Restated Bylaws of Urban Edge Properties (as adopted on February 23, 2018) (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 28, 2018)
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

Date: May 2, 2018

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: May 2, 2018