Form 10-Q
period 2018-06-30
Urban Edge Properties; Urban Edge Properties LP
filed 2018-08-01
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 27, 2018, Urban Edge Properties had 114,024,276 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2018

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of June 30, 2018, UE owned an approximate 89.9% ownership interest in UELP. The remaining approximate 10.1% interest is owned by limited partners. The other limited partners of UELP are Vornado Realty L.P., members of management, our Board of Trustees, and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
To help investors better understand the key differences between UE and UELP, certain information for UE and UELP in this report has been separated, as set forth below: Item 1. Financial Statements (unaudited) which includes specific disclosures for UE and UELP, Note 14, Equity and Noncontrolling Interest and Note 16, Earnings Per Share and Unit.
This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of UE and UELP in order to establish that the requisite certifications have been made and that UE and UELP are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Real estate, at cost:
Land	$530,658	$521,669
Buildings and improvements	2,060,960	2,010,527
Construction in progress	125,664	133,761
Furniture, fixtures and equipment	6,615	5,897
Total	2,723,897	2,671,854
Accumulated depreciation and amortization	(616,284)	(587,127)
Real estate, net	2,107,613	2,084,727
Cash and cash equivalents	500,930	490,279
Restricted cash	13,057	10,562
Tenant and other receivables, net of allowance for doubtful accounts of $6,176 and $4,937, respectively	23,017	20,078
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $562 and $494, respectively	84,378	85,843
Identified intangible assets, net of accumulated amortization of $39,770 and $33,827, respectively	76,310	87,249
Deferred leasing costs, net of accumulated amortization of $15,809 and $14,796, respectively	20,291	20,268
Deferred financing costs, net of accumulated amortization of $2,252 and $1,740, respectively	2,731	3,243
Prepaid expenses and other assets	12,228	18,559
Total assets	$2,840,555	$2,820,808

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,551,788	$1,564,542
Accounts payable and accrued expenses	80,768	69,595
Identified intangible liabilities, net of accumulated amortization of $68,938 and $65,832, respectively	168,540	180,959
Other liabilities	17,527	15,171
Total liabilities	1,818,623	1,830,267
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 114,004,276 and 113,827,529 shares issued and outstanding, respectively	1,140	1,138
Additional paid-in capital	950,958	946,402
Accumulated deficit	(33,307)	(57,621)
Noncontrolling interests:
Operating partnership	102,714	100,218
Consolidated subsidiaries	427	404
Total equity	1,021,932	990,541
Total liabilities and equity	$2,840,555	$2,820,808

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Property rentals	$74,546	$64,708	$144,268	$127,206
Tenant expense reimbursements	26,222	23,881	54,894	47,652
Management and development fees	347	351	689	830
Income from acquired leasehold interest	—	—	—	39,215
Other income	855	561	1,172	662
Total revenue	101,970	89,501	201,023	215,565
EXPENSES
Depreciation and amortization	30,441	23,701	51,711	39,529
Real estate taxes	15,587	14,711	31,362	28,103
Property operating	20,492	11,088	37,159	24,456
General and administrative	8,236	7,841	15,877	15,973
Casualty and impairment loss (gain), net	35	303	(1,306)	3,467
Ground rent	2,752	2,436	5,488	5,106
Provision for doubtful accounts	1,273	906	2,509	1,099
Total expenses	78,816	60,986	142,800	117,733
Operating income	23,154	28,515	58,223	97,832
Gain on sale of real estate	50,440	—	50,440	—
Interest income	2,031	336	3,555	463
Interest and debt expense	(15,659)	(13,627)	(31,303)	(26,742)
Gain (loss) on extinguishment of debt	—	—	2,524	(1,274)
Income before income taxes	59,966	15,224	83,439	70,279
Income tax expense	(192)	(304)	(626)	(624)
Net income	59,774	14,920	82,813	69,655
Less net income attributable to noncontrolling interests in:
Operating partnership	(6,025)	(1,326)	(8,353)	(5,464)
Consolidated subsidiaries	(12)	(11)	(23)	(22)
Net income attributable to common shareholders	$53,737	$13,583	$74,437	$64,169

Earnings per common share - Basic:	$0.47	$0.13	$0.65	$0.63
Earnings per common share - Diluted:	$0.47	$0.13	$0.65	$0.63
Weighted average shares outstanding - Basic	113,739	104,063	113,708	101,863
Weighted average shares outstanding - Diluted	113,942	104,260	114,151	111,224

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2017	113,827,529	$1,138	$946,402	$(57,621)	$100,218	$404	$990,541
Net income attributable to common shareholders	—	—	—	74,437	—	—	74,437
Net income attributable to noncontrolling interests	—	—	—	—	8,353	23	8,376
Limited partnership interests:
Units redeemed for common shares	70,000	1	570	—	—	—	571
Reallocation of noncontrolling interests	—	—	1,620	—	(2,191)	—	(571)
Common shares issued	123,937	2	423	(101)	—	—	324
Dividends to common shareholders ($0.44 per share)	—	—	—	(50,037)	—	—	(50,037)
Distributions to redeemable NCI ($0.44 per unit)	—	—	—	—	(5,566)	—	(5,566)
Share-based compensation expense	—	—	2,327	15	1,900	—	4,242
Share-based awards retained for taxes	(17,190)	(1)	(384)	—	—	—	(385)
Balance, June 30, 2018	114,004,276	$1,140	$950,958	$(33,307)	$102,714	$427	$1,021,932

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,813	$69,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,045	39,440
Income from acquired leasehold interest	—	(39,215)
Casualty and impairment loss	—	3,467
Gain on sale of real estate	(50,440)	—
(Gain) loss on extinguishment of debt	(2,524)	1,274
Amortization of deferred financing costs	1,440	1,451
Amortization of below market leases, net	(10,455)	(4,107)
Straight-lining of rent	182	520
Share-based compensation expense	4,242	3,359
Provision for doubtful accounts	2,509	1,099
Change in operating assets and liabilities:
Tenant and other receivables	(7,083)	(4,994)
Deferred leasing costs	(1,823)	(2,047)
Prepaid and other assets	2,907	1,596
Accounts payable and accrued expenses	563	9,953
Other liabilities	2,320	1,847
Net cash provided by operating activities	76,696	83,298
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(56,279)	(35,994)
Acquisition of real estate	(4,931)	(211,393)
Proceeds from sale of operating properties	54,303	4,790
Insurance proceeds	1,000	—
Net cash used in investing activities	(5,907)	(242,597)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(1,979)	(83,845)
Dividends to common shareholders	(50,037)	(45,435)
Distributions to redeemable noncontrolling interests	(5,566)	(3,940)
Debt issuance costs	—	(3,567)
Taxes withheld for vested restricted shares	(385)	(287)
Proceeds related to the issuance of common shares	324	193,516
Proceeds from borrowings	—	225,500
Net cash (used in) provided by financing activities	(57,643)	281,942
Net increase in cash and cash equivalents and restricted cash	13,146	122,643
Cash and cash equivalents and restricted cash at beginning of period	500,841	140,186
Cash and cash equivalents and restricted cash at end of period	$513,987	$262,829

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payment for interest, includes amounts capitalized of $2,423 and $1,946, respectively	$33,340	$26,051
Cash payments for income taxes	637	1,237
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	27,574	13,344
Mortgage debt forgiven in foreclosure sale	11,537	—
Write-off of fully depreciated assets	9,918	910
Acquisition of real estate through issuance of OP units	—	171,084
Acquisition of real estate through assumption of debt	—	69,659
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$490,279	$131,654
Restricted cash at beginning of period	10,562	8,532
Cash and cash equivalents and restricted cash at beginning of period	$500,841	$140,186

Cash and cash equivalents at end of period	$500,930	$248,407
Restricted cash at end of period	13,057	14,422
Cash and cash equivalents and restricted cash at end of period	$513,987	$262,829

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	June 30,	December 31,
	2018	2017
ASSETS
Real estate, at cost:
Land	$530,658	$521,669
Buildings and improvements	2,060,960	2,010,527
Construction in progress	125,664	133,761
Furniture, fixtures and equipment	6,615	5,897
Total	2,723,897	2,671,854
Accumulated depreciation and amortization	(616,284)	(587,127)
Real estate, net	2,107,613	2,084,727
Cash and cash equivalents	500,930	490,279
Restricted cash	13,057	10,562
Tenant and other receivables, net of allowance for doubtful accounts of $6,176 and $4,937, respectively	23,017	20,078
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $562 and $494, respectively	84,378	85,843
Identified intangible assets, net of accumulated amortization of $39,770 and $33,827, respectively	76,310	87,249
Deferred leasing costs, net of accumulated amortization of $15,809 and $14,796, respectively	20,291	20,268
Deferred financing costs, net of accumulated amortization of $2,252 and $1,740, respectively	2,731	3,243
Prepaid expenses and other assets	12,228	18,559
Total assets	$2,840,555	$2,820,808

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,551,788	$1,564,542
Accounts payable and accrued expenses	80,768	69,595
Identified intangible liabilities, net of accumulated amortization of $68,938 and $65,832, respectively	168,540	180,959
Other liabilities	17,527	15,171
Total liabilities	1,818,623	1,830,267
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 114,004,276 and 113,827,529 units outstanding, respectively	952,098	947,540
Limited partners: 12,738,907 and 12,812,954 units outstanding, respectively	105,204	105,495
Accumulated deficit	(35,797)	(62,898)
Total partners’ capital	1,021,505	990,137
Noncontrolling interest in consolidated subsidiaries	427	404
Total equity	1,021,932	990,541
Total liabilities and equity	$2,840,555	$2,820,808

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Property rentals	$74,546	$64,708	$144,268	$127,206
Tenant expense reimbursements	26,222	23,881	54,894	47,652
Management and development fees	347	351	689	830
Income from acquired leasehold interest	—	—	—	39,215
Other income	855	561	1,172	662
Total revenue	101,970	89,501	201,023	215,565
EXPENSES
Depreciation and amortization	30,441	23,701	51,711	39,529
Real estate taxes	15,587	14,711	31,362	28,103
Property operating	20,492	11,088	37,159	24,456
General and administrative	8,236	7,841	15,877	15,973
Casualty and impairment loss (gain), net	35	303	(1,306)	3,467
Ground rent	2,752	2,436	5,488	5,106
Provision for doubtful accounts	1,273	906	2,509	1,099
Total expenses	78,816	60,986	142,800	117,733
Operating income	23,154	28,515	58,223	97,832
Gain on sale of real estate	50,440	—	50,440	—
Interest income	2,031	336	3,555	463
Interest and debt expense	(15,659)	(13,627)	(31,303)	(26,742)
Gain (loss) on extinguishment of debt	—	—	2,524	(1,274)
Income before income taxes	59,966	15,224	83,439	70,279
Income tax expense	(192)	(304)	(626)	(624)
Net income	59,774	14,920	82,813	69,655
Less: net income attributable to NCI in consolidated subsidiaries	(12)	(11)	(23)	(22)
Net income attributable to unitholders	$59,762	$14,909	$82,790	$69,633

Earnings per unit - Basic:	$0.47	$0.13	$0.65	$0.63
Earnings per unit - Diluted:	$0.47	$0.13	$0.65	$0.63
Weighted average units outstanding - Basic	126,178	113,847	126,178	110,682
Weighted average units outstanding - Diluted	126,602	114,044	126,621	110,870

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2017	113,827,529	$947,540	12,812,954	$105,495	$(62,898)	$404	$990,541
Net income attributable to unitholders	—	—	—	—	82,790	—	82,790
Net income attributable to noncontrolling interests	—	—	—	—	—	23	23
Common units issued as a result of common shares issued by Urban Edge	123,937	425	—	—	(101)	—	324
Equity redemption of OP Units	70,000	571	(70,000)	—	—	—	571
Limited partnership units issued, net	—	—	(4,047)	—	—	—	—
Reallocation of noncontrolling interests	—	1,620	—	(2,191)	—	—	(571)
Distributions to Partners ($0.44 per unit)	—	—	—	—	(55,603)	—	(55,603)
Share-based compensation expense	—	2,327	—	1,900	15	—	4,242
Share-based awards withheld for taxes	(17,190)	(385)	—	—	—	—	(385)
Balance, June 30, 2018	114,004,276	$952,098	12,738,907	$105,204	$(35,797)	$427	$1,021,932
(1) Limited partners have a 10.1% common limited partnership interest in the Operating Partnership as of June 30, 2018 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$82,813	$69,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,045	39,440
Income from acquired leasehold interest	—	(39,215)
Casualty and impairment loss	—	3,467
Gain on sale of real estate	(50,440)	—
(Gain) loss on extinguishment of debt	(2,524)	1,274
Amortization of deferred financing costs	1,440	1,451
Amortization of below market leases, net	(10,455)	(4,107)
Straight-lining of rent	182	520
Share-based compensation expense	4,242	3,359
Provision for doubtful accounts	2,509	1,099
Change in operating assets and liabilities:
Tenant and other receivables	(7,083)	(4,994)
Deferred leasing costs	(1,823)	(2,047)
Prepaid and other assets	2,907	1,596
Accounts payable and accrued expenses	563	9,953
Other liabilities	2,320	1,847
Net cash provided by operating activities	76,696	83,298
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(56,279)	(35,994)
Acquisition of real estate	(4,931)	(211,393)
Proceeds from sale of operating properties	54,303	4,790
Insurance proceeds	1,000	—
Net cash used in investing activities	(5,907)	(242,597)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(1,979)	(83,845)
Distributions to partners	(55,603)	(49,375)
Debt issuance costs	—	(3,567)
Taxes withheld for vested restricted units	(385)	(287)
Proceeds related to the issuance of common shares	324	193,516
Proceeds from borrowings	—	225,500
Net cash (used in) provided by financing activities	(57,643)	281,942
Net increase in cash and cash equivalents and restricted cash	13,146	122,643
Cash and cash equivalents and restricted cash at beginning of period	500,841	140,186
Cash and cash equivalents and restricted cash at end of period	$513,987	$262,829

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payment for interest, includes amounts capitalized of $2,423 and $1,946, respectively	$33,340	$26,051
Cash payments for income taxes	637	1,237
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	27,574	13,344
Mortgage debt forgiven in foreclosure sale	11,537	—
Write-off of fully depreciated assets	9,918	910
Acquisition of real estate through issuance of OP units	—	171,084
Acquisition of real estate through assumption of debt	—	69,659
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$490,279	$131,654
Restricted cash at beginning of period	10,562	8,532
Cash and cash equivalents and restricted cash at beginning of period	$500,841	$140,186

Cash and cash equivalents at end of period	$500,930	$248,407
Restricted cash at end of period	13,057	14,422
Cash and cash equivalents and restricted cash at end of period	$513,987	$262,829

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2018, Urban Edge owned approximately 89.9% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of June 30, 2018, our portfolio consisted of 83 shopping centers, four malls and a warehouse park totaling approximately 16.3 million square feet (sf).

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2018. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities Exchange Commission (“SEC”).

The consolidated balance sheets as of June 30, 2018 and December 31, 2017 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three and six months ended June 30, 2018 and 2017 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.

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
3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Literature
Effective January 1, 2018, we adopted (“ASU 2017-09”) Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting will not apply if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The adoption of this standard resulted in no impact to our consolidated financial statements. If we encounter a change to the terms or conditions of any of our share-based payment awards we will evaluate the need to apply modification accounting based on the new guidance. The general treatment for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation cost in the period of modification.
Effective January 1, 2018, we adopted (“ASU 2017-05”) Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to clarify the scope and accounting for derecognition of nonfinancial assets. ASU 2017-05 eliminated the guidance specific to real estate sales and partial sales of real estate. ASU 2017-05 defines “in-substance nonfinancial assets” and includes guidance on partial sales of nonfinancial assets. The adoption of this standard resulted in no impact to our consolidated financial statements.
Effective January 1, 2018, we adopted (“ASU 2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted the standard using the modified retrospective approach which requires applying the new standard to all existing contracts not yet completed as of the effective date. We have completed our evaluation of the standard’s impact on our revenue sources. The adoption of this standard did not have a material impact on our consolidated financial statements but has resulted in additional qualitative disclosures for the three and six months ended June 30, 2018 and 2017 (refer to Note 4 Revenues).

In February 2016, the FASB issued an update (“ASU 2016-02”) Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for the leases using an approach that is substantially equivalent to existing guidance for sales-type lease, direct financing leases and operating leases.

ASU 2016-02 originally stated that companies would be required to bifurcate certain lease revenues between lease and non-lease components, however, in July 2018, the FASB issued an update (“ASU 2018-11”) Leases: Targeted Improvements which provides lessors a practical expedient to account for lease and non-lease components as a single lease component if certain criteria are met. ASU 2016-02 originally required a modified retrospective method of adoption, however, ASU 2018-11 provides companies with an additional transition method of recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. We plan to elect the practical expedients as a package, which will be applied consistently to all of our leases.

The provisions of ASU 2016-02 are effective January 1, 2019, with early adoption permitted. We plan to adopt this standard January 1, 2019. For leases where we are the lessor, adoption will not have a material impact and we will continue to record revenues from rental properties for our operating leases on a straight-line basis. However, for leases where we are a lessee, we will be required to record a right-of-use asset and lease liability on our consolidated balance sheet. We are currently in the process of evaluating the inputs required to calculate the amount that will be recorded on our consolidated balance sheets for these leases. Further, internal leasing department costs previously capitalized will be expensed within general and administrative expenses. Historical capitalization of internal leasing costs were $0.3 million for each of the six months ended June 30, 2018 and June 30, 2017, respectively. We will continue to evaluate the impact of this guidance until it becomes effective.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	REVENUES

We have the following revenue sources and revenue recognition policies. The table below presents our revenues disaggregated by revenue source for the three and six months ended June 30, 2018 and 2017, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Property rentals	$74,546	$64,708	$144,268	$127,206
Tenant expense reimbursements	26,222	23,881	54,894	47,652
Management and development fees	347	351	689	830
Income from acquired leasehold interest	—	—	—	39,215
Other income	855	561	1,172	662
Total Revenue	$101,970	$89,501	$201,023	$215,565

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
Income from acquired leasehold interest
Income from acquired leasehold interest was non-cash revenue generated in connection with the write-off of an unamortized intangible liability balance related to the below-market ground lease as well as the existing straight-line receivable balance, upon acquisition of the leasehold interest of the property. This revenue was recognized in accordance with ASC 840.
Other Income
Other income is generated in connection with certain services provided to tenants for which we earn a fee. This revenue is recognized as the services are transferred in accordance with ASC 606, with the exception of lease termination fee income, which is recognized in accordance with ASC 840.
Management and development fees
We generate management and development fee income from contractual property management agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.

5.	ACQUISITIONS AND DISPOSITIONS

During the six months ended June 30, 2018, we closed the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)
January 26, 2018	938 Spring Valley Road	Maywood	NJ	2,000	$719
February 23, 2018	116 Sunrise Highway	Freeport	NY	4,750	447
February 28, 2018	197 West Spring Valley Ave	Maywood	NJ	16,300	2,799
May 24, 2018	7 Francis Place	Montclair	NJ	3,000	966
				Total	$4,931	(1)

(1)	The total purchase price for the properties acquired in the six months ended June 30, 2018 includes $0.1 million of transaction costs incurred in relation to the transactions.

The properties purchased during the six months ended June 30, 2018 are all adjacent to existing centers owned by the Company. Consideration for these purchases consisted of cash.

The aggregate purchase price of the above property acquisitions have been allocated as follows:

Property Name	Land	Buildings and improvements	Total Purchase Price
(in thousands)
938 Spring Valley Road	$519	$200	$719
116 Sunrise Highway	151	296	447
197 West Spring Valley Ave	1,768	1,031	2,799
7 Francis Place	585	381	966
Total	$3,023	$1,908	$4,931

Dispositions

On April 26, 2018, we completed the sale of our property in Allentown, PA, which was previously classified as held for sale, for $54.3 million, net of selling costs. As a result of this transaction, we recognized a $50.4 million gain on sale of real estate during the six months ended June 30, 2018.

6.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above and below-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $76.3 million and $168.5 million as of June 30, 2018, respectively, and $87.2 million and $181.0 million as of December 31, 2017, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $7.8 million and $10.5 million for the three and six months ended June 30, 2018, respectively, and $2.1 million and $4.1 million for the same periods in 2017.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $5.8 million and $8.6 million for the three and six months ended June 30, 2018 and $2.1 million and $3.1 million for the same periods in 2017.

Certain shopping centers are subject to ground leases or ground and building leases. Amortization of these acquired below-market leases resulted in additional rent expense of $0.3 million and $0.5 million for the three and six months ended June 30, 2018 and $0.1 million and $0.5 million for the same periods in 2017.

The following table sets forth the estimated annual amortization expense related to intangible assets and liabilities for the five succeeding years commencing January 1, 2019:

(Amounts in thousands)	Below-Market	Above-Market		Below-Market
Year	Operating Lease Income	Operating Lease Expense	In-Place Leases	Ground Leases
2019	$11,201	$1,293	$7,972	$972
2020	11,034	1,016	6,698	972
2021	10,843	794	5,398	622
2022	10,500	426	4,104	590
2023	10,238	327	3,731	590

7.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of June 30, 2018 and December 31, 2017.

		Interest Rate at	June 30,	December 31,
(Amounts in thousands)	Maturity	June 30, 2018	2018	2017
First mortgages secured by:
Variable rate
Plaza at Cherry Hill(1)	5/24/2022	3.58%	$28,930	$28,930
Westfield - One Lincoln Plaza(1)	5/24/2022	3.58%	4,730	4,730
Plaza at Woodbridge(1)	5/25/2022	3.58%	55,340	55,340
Hudson Commons(2)	11/15/2024	3.88%	29,000	29,000
Watchung(2)	11/15/2024	3.88%	27,000	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	3.88%	24,500	24,500
Total variable rate debt			169,500	169,500
Fixed rate
Montehiedra Town Center, Senior Loan	7/6/2021	5.33%	85,699	86,236
Montehiedra Town Center, Junior Loan	7/6/2021	3.00%	30,000	30,000
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Shops at Bruckner	5/1/2023	3.90%	11,874	12,162
Hudson Mall(5)	12/1/2023	5.07%	24,666	25,004
Yonkers Gateway Center(6)	4/6/2024	4.16%	32,471	33,227
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)(4)	4/1/2027	4.18%	100,000	100,000
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	24,000	24,000
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (437 East Sunrise Highway)	12/10/2029	4.07%	43,100	43,100
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco -Target(3)	11/15/2034	6.40%	14,224	14,451
Englewood(7)	—	—%	—	11,537
Total fixed rate debt			1,395,134	1,408,817
	Total mortgages payable		1,564,634	1,578,317
	Unamortized debt issuance costs		(12,846)	(13,775)
Total mortgages payable, net of unamortized debt issuance costs			$1,551,788	$1,564,542

(1)	Bears interest at one month LIBOR plus 160 bps.

(2)	Bears interest at one month LIBOR plus 190 bps.

(3)
The mortgage payable balance on the loan secured by Mount Kisco (Target) includes $1.0 million of unamortized debt discount as of both June 30, 2018 and December 31, 2017, respectively. The effective interest rate including amortization of the debt discount is 7.29% as of June 30, 2018.

(4)
On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million with a 10-year fixed rate mortgage, at 4.18%. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the six months ended June 30, 2017, comprised of a $1.1 million prepayment penalty and write-off of $0.2 million of unamortized deferred financing fees on the original loan.

(5)
The mortgage payable balance on the loan secured by Hudson Mall includes $1.4 million and $1.5 million of unamortized debt premium as of June 30, 2018 and December 31, 2017, respectively. The effective interest rate including amortization of the debt premium is 3.82% as of June 30, 2018.

(6)
The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.8 million of unamortized debt premium as of both June 30, 2018 and December 31, 2017, respectively. The effective interest rate including amortization of the debt premium is 3.71% as of June 30, 2018.

(7)
On January 31, 2018, our property in Englewood, NJ was sold at a foreclosure sale and on February 23, 2018, the court order was received approving the sale and discharging the receiver of all assets and liabilities related to the property.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.2 billion as of June 30, 2018. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2018, we were in compliance with all debt covenants.

During 2017, our property in Englewood, NJ was transferred to a receiver. On January 31, 2018, our property in Englewood, NJ was sold at a foreclosure sale and on February 23, 2018, the court order was received approving the sale and discharging the receiver of all assets and liabilities related to the property. We recognized a gain on extinguishment of debt of $2.5 million as a result of the forgiveness of outstanding mortgage debt of $11.5 million, which is included in gain (loss) on extinguishment of debt in the consolidated statement of income for the six months ended June 30, 2018.

As of June 30, 2018, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2018(1)	$1,641
2019	4,244
2020	7,571
2021	124,053
2022	100,899
2023	344,426
Thereafter	981,800
(1) Remainder of 2018.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.10% to 1.55% and an annual facility fee of 15 to 35 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $2.7 million and $3.2 million as of June 30, 2018 and December 31, 2017, respectively, are included in deferred financing fees, net in the consolidated balance sheets.

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

On December 31, 2017, the Company elected, for tax purposes, to treat the wholly-owned limited partnership that held its Allentown property as a taxable REIT subsidiary (“TRS”). A TRS is a corporation, other than a REIT, in which we directly or indirectly hold stock, which has made a joint election with us to be treated as a TRS under Section 856(l) of the Code. A TRS is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a non-REIT “C” corporation. The Allentown legal entity restructuring resulted in a capital gain recognized for tax purposes in 2017 and a step up in tax basis to the Allentown property resulting in no capital gains recognized for tax purposes in 2018. The Company’s consolidated financial statements for the three and six months ended June 30, 2018 reflect the TRS’ federal and state corporate income taxes associated with the operating activities at the TRS. The tax expense recorded in association with the operating activities of the TRS was $0.2 million for the six months ended June 30, 2018.
The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns. We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated statements of income.

Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated statements of income. The Puerto Rico tax expense recorded was $0.2 million and $0.3 million for the quarters ended June 30, 2018 and 2017, respectively, and $0.4 million and $0.6 million for the six months ended June 30, 2018 and 2017, respectively. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2018 and December 31, 2017.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2018 and December 31, 2017.

	As of June 30, 2018		As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$500,930	$500,930	$490,279	$490,279
Liabilities:
Mortgages payable(1)	$1,564,634	$1,527,175	$1,578,317	$1,579,839
(1) Carrying amounts exclude unamortized debt issuance costs of $12.8 million and $13.8 million as of June 30, 2018 and December 31, 2017, respectively.

The following market spreads were used by the Company to estimate the fair value of mortgages payable:

	June 30, 2018		December 31, 2017
	Low	High	Low	High
Mortgages payable	1.6%	1.9%	1.7%	2.1%

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Redevelopment
As of June 30, 2018, we had approximately $206.6 million of active development, redevelopment and anchor repositioning projects underway of which $87.1 million remains to be funded. Based on current plans and estimates we anticipate the remaining amounts will be expended over the next two years.
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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the six months ended June 30, 2018, the Company received $1.5 million in insurance proceeds which were partially offset by $0.2 million of hurricane related costs, resulting in net casualty gains of $1.3 million included in casualty and impairment loss (gain), net on the accompanying consolidated statements of income.

During the three and six months ended June 30, 2018, the Company recognized a $0.2 million net gain and $0.5 million of business interruption losses, respectively. For the six months ended June 30, 2018, the losses were comprised of $0.7 million pertaining to rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of property rentals and tenant expense reimbursements, offset by a $0.2 million reversal to provision for doubtful accounts for payments received from tenants on rents previously reserved. As of June 30, 2018, the only tenant yet to reopen since the hurricane for which we are still claiming business interruption insurance is for the Gap at Montehiedra.

No determination has been made as to the total amount or timing of insurance payments that may be received as a result of the hurricane.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.8 million and $1.2 million on our consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million of environmental remediation costs, respectively, within property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2018	December 31, 2017
Other assets	$3,806	$3,771
Real estate held for sale	—	3,285
Deposits for acquisitions	—	406
Prepaid expenses:
Real estate taxes	4,644	7,094
Insurance	1,783	2,793
Rent, licenses/fees	1,995	1,210
Total Prepaid expenses and other assets	$12,228	$18,559

12.     OTHER LIABILITIES

The following is a summary of the composition of other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2018	December 31, 2017
Deferred ground rent expense	$6,535	$6,499
Deferred tax liability, net	3,073	2,828
Deferred tenant revenue	4,459	4,183
Environmental remediation costs	1,813	1,232
Other liabilities	1,647	429
Total Other liabilities	$17,527	$15,171

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Interest expense	$14,942	$13,040	$29,864	$25,291
Amortization of deferred financing costs	717	587	1,439	1,451
Total Interest and debt expense	$15,659	$13,627	$31,303	$26,742
14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of June 30, 2018, $241.3 million of common shares remained available for issuance under this ATM equity program and there were no common shares issued under the ATM equity program during the three and six months ended June 30, 2018 and 2017, respectively. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.
Dividends and Distributions
During each of the three months ended June 30, 2018 and 2017, the Company declared dividends on our common shares and OP unit distributions of $0.22 per share/unit. During the six months ended June 30, 2018 and 2017, the Company declared common stock dividends and OP unit distributions of $0.44 per share/unit in the aggregate.

Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation, the Company issued 5.7 million OP units, representing a 5.4% interest in the Operating Partnership to Vornado Realty L.P. (“VRLP”) in exchange for interests in VRLP properties contributed by VRLP. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”). OP units were issued to contributors in exchange for their property interests in connection with the Company’s property acquisitions in 2017. The total of the OP units and LTIP units represent a 10.1% weighted-average interest in the Operating Partnership for both the three and six months ended June 30, 2018. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
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

The fair value of the performance-based award portion of the 2018 LTI Plan on the date of grant was $3.6 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. The time-based awards under the 2018 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. The Company granted time-based awards under the 2018 LTI Plan that represent 33,172 LTIP units with a grant date fair value of $0.7 million.

Deferred Share Units Granted to Trustees

In connection with the 2015 Omnibus Share Plan, the Company has authorized Trustee Deferred Share Unit Agreements (“DSU Agreements”) in connection with the services of the trustees to the Company. Each deferred share unit (“DSU”) is equivalent to one common share of the Company. All DSUs shall vest in full on the agreed upon vesting date, provided the trustee remains in service as a member of the Board of Trustees of the Company on such date. If the service of the trustee to the Company or its affiliates terminates for any reason prior to the vesting date, any DSUs that have not vested as of such date shall automatically and without notice terminate and be forfeited. Once vested, the common shares underlying the DSUs are granted to the trustees on predetermined dates or upon their departure as trustees.

During the three and six months ended June 30, 2018, trustees elected to receive a portion of their compensation in deferred share units and an aggregate of 13,656 shares were credited to those trustees based on the weighted average grant date fair value of

$19.33. During the six months ended June 30, 2018, the Company incurred expense of $23,000 related to deferred share units granted to trustees.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Share-based compensation expense components:
Restricted share expense	$614	$518	$1,201	$908
Stock option expense	519	646	1,104	1,269
LTIP expense	208	147	374	263
Outperformance Plan (“OPP”) expense	858	564	1,540	919
DSU expense	23	—	23	—
Total Share-based compensation expense	$2,222	$1,875	$4,242	$3,359

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2018	2017	2018	2017
Numerator:
Net income attributable to common shareholders	$53,737	$13,583	$74,437	$64,169
Less: Earnings allocated to unvested participating securities	(97)	(39)	(135)	(107)
Net income available for common shareholders - basic	$53,640	$13,544	$74,302	$64,062
Impact of assumed conversions:
OP and LTIP units	—	—	153	5,463
Net income available for common shareholders - dilutive	$53,640	$13,544	$74,455	$69,525

Denominator:
Weighted average common shares outstanding - basic	113,739	104,063	113,708	101,863
Effect of dilutive securities(1):
Stock options using the treasury stock method	—	21	2	30
Restricted share awards	203	176	195	158
Assumed conversion of OP and LTIP units	—	—	246	9,173
Weighted average common shares outstanding - diluted	113,942	104,260	114,151	111,224

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.47	$0.13	$0.65	$0.63
Earnings per common share - Diluted	$0.47	$0.13	$0.65	$0.63
(1) For the three months ended June 30, 2017 and 2018, the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per unit amounts)	2018	2017	2018	2017
Numerator:
Net income attributable to unitholders	$59,762	$14,909	$82,790	$69,633
Less: net income attributable to participating securities	(102)	(39)	(144)	(104)
Net income available for unitholders	$59,660	$14,870	$82,646	$69,529

Denominator:
Weighted average units outstanding - basic	126,178	113,847	126,178	110,682
Effect of dilutive securities issued by Urban Edge	203	197	197	188
Unvested LTIP units	221	—	246	—
Weighted average units outstanding - diluted	126,602	114,044	126,621	110,870

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.47	$0.13	$0.65	$0.63
Earnings per unit - Diluted	$0.47	$0.13	$0.65	$0.63

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2018, Urban Edge owned approximately 89.9% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of June 30, 2018, our portfolio consisted of 83 shopping centers, four malls and a warehouse park totaling approximately 16.3 million square feet.
Critical Accounting Policies and Estimates

The Company’s 2017 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate, allowance for doubtful accounts and revenue recognition. For the six months ended June 30, 2018, there were no material changes to these policies.

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
The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Net income	$59,774	$14,920	$82,813	$69,655
FFO applicable to diluted common shareholders(1)	39,580	38,664	83,680	112,131
Cash NOI(2)	54,731	58,535	114,662	113,632
Same-property cash NOI(2)	49,029	48,976	95,418	94,020
(1) Refer to page 34 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 33 for a reconciliation to the nearest GAAP measure.

Development/Redevelopment Activity

The Company had 17 active development, redevelopment or anchor repositioning projects with total estimated costs of $206.6 million, of which $119.5 million (or 58%) has been incurred as of June 30, 2018. During the quarter, the Company completed two redevelopment projects totaling $12.4 million.

Acquisition/Disposition Activity

During the six months ended June 30, 2018, we acquired four properties at an aggregate purchase price of $4.9 million and 26,050 sf, all adjacent to existing centers owned by the Company. Consideration for these purchases consisted of cash.

On April 26, 2018, we completed the sale of our property in Allentown, PA, which was previously classified as held for sale, for $54.3 million, net of selling costs. As a result of this transaction, we recognized a $50.4 million gain on sale of real estate during the six months ended June 30, 2018.

Debt Activity

During 2017, our property in Englewood, NJ was transferred to a receiver. On January 31, 2018, the property was sold at a foreclosure sale and on February 23, 2018, the court order was received approving the sale and discharging the receiver of all assets and liabilities related to the property, including the $11.5 million mortgage secured by the property. We recognized a gain on extinguishment of debt of $2.5 million as a result of this transaction during the six months ended June 30, 2018.

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

The fair value of the performance-based award portion of the 2018 LTI Plan on the date of grant was $3.6 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. The time-based awards under the 2018 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. The Company granted time-based awards under the 2018 LTI Plan that represent 33,172 LTIP units with a grant date fair value of $0.7 million.

In connection with the 2015 Omnibus Share Plan, the Company has authorized Trustee Deferred Share Unit Agreements (“DSU Agreements”) in connection with the services of the trustees to the Company. Each deferred share unit (“DSU”) is equivalent to one common share of the Company. All DSUs shall vest in full on the agreed upon vesting date, provided the trustee remains in service as a member of the Board of Trustees of the Company on such date. If the service of the trustee to the Company or its affiliates terminates for any reason prior to the vesting date, any DSUs that have not vested as of such date shall automatically and without notice terminate and be forfeited. Once vested, the common shares underlying the DSUs are granted to the trustees on predetermined dates or upon their departure as trustees.

During the three and six months ended June 30, 2018, trustees elected to receive a portion of their compensation in deferred share units and an aggregate of 13,656 shares were credited to those trustees based on the weighted average grant date fair value of $19.33. During the six months ended June 30, 2018, the Company incurred expense of $23,000 related to deferred share units granted to trustees.

Other equity award activity during the six months ended June 30, 2018 included: (i) 146,885 stock options granted, (ii) 103,814 restricted shares granted, (iii) 79,273 LTIP units granted, (iv) 13,656 deferred share units granted, (iv) 664,292 stock options vested, (v) 84,185 restricted shares vested, and (vi) 24,722 LTIP units vested.

Comparison of the Three Months Ended June 30, 2018 to June 30, 2017
Net income for the three months ended June 30, 2018 was $59.8 million, compared to net income of $14.9 million for the three months ended June 30, 2017. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2018 as compared to the same period of 2017:

	For the Three Months Ended June 30,
(Amounts in thousands)	2018	2017	$ Change
Total revenue	$101,970	$89,501	$12,469
Depreciation and amortization	30,441	23,701	6,740
Real estate taxes	15,587	14,711	876
Property operating expenses	20,492	11,088	9,404
Gain on sale of real estate	50,440	—	50,440
Interest income	2,031	336	1,695
Interest and debt expense	15,659	13,627	2,032
Total revenue increased by $12.5 million to $102.0 million in the second quarter of 2018 from $89.5 million in the second quarter of 2017. The increase is primarily attributable to:

•	$5.5 million increase as a result of acquisitions net of dispositions;

•	$5.1 million increase as a result of the write-off of below-market lease intangible liabilities related to the recaptured Toys “R” Us Inc. leases;

•	$1.4 million increase in property rentals due to rent commencements, lease modifications and contractual rent increases;

•	$0.4 million increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects; and

•
$0.3 million increase in other income due to $0.7 million lease termination fee income received during the second quarter of 2018, offset by a $0.4 million decrease in bankruptcy settlement income, partially offset by

•
$0.2 million of rent abatements, reflected as a reduction of property rentals and tenant expense reimbursements, at our two malls in Puerto Rico and at our property in Wilkes-Barre, PA as a result of natural disasters.

Depreciation and amortization increased by $6.7 million to $30.4 million in the second quarter of 2018 from $23.7 million in the second quarter of 2017. The increase is primarily attributable to:

•	$8.9 million increase in depreciation and amortization as a result of the write-off of the existing tenant improvements and intangible assets related to the recaptured Toys “R” Us Inc. leases;

•	$1.6 million increase as a result of acquisitions net of dispositions; and

•	$0.6 million increase from development projects and tenant improvements placed into service, partially offset by

•
$4.4 million decrease in amortization of in-place leases as a result of the write-off of the existing intangible assets at Yonkers Gateway Center upon acquisition of the remaining fee and leasehold interests in the second quarter of 2017.

Real estate taxes increased by $0.9 million to $15.6 million in the second quarter of 2018 from $14.7 million in the second quarter of 2017. The increase is primarily attributable to:

•	$0.6 million increase as a result of acquisitions net of dispositions; and

•	$0.3 million increase due to higher assessed values and decrease in capitalized real estate taxes due to development projects placed into service.
Property operating expenses increased by $9.4 million to $20.5 million in the second quarter of 2018 from $11.1 million in the second quarter of 2017. The increase is primarily attributable to:

•	$6.0 million lease termination payment to acquire the Toys “R” Us Inc. lease at Hudson Mall in Jersey City, NJ;

•	$1.6 million increase as a result of higher common area maintenance expenses from acquisitions net of dispositions;

•	$1.5 million increase as a result of additional common area maintenance projects; and

•	$0.3 million increase due to accrued environmental remediation costs.
Gain on sale of real estate of $50.4 million was recognized in the second quarter of 2018 as a result of the sale of our property in Allentown, PA on April 26, 2018.
Interest income increased by $1.7 million to $2.0 million in the second quarter of 2018 from $0.3 million in the second quarter of 2017. The increase is primarily attributable to an increase in the balance of cash invested and an increase in interest rates.

Interest and debt expense increased by $2.0 million to $15.7 million in the second quarter of 2018 from $13.6 million in the second quarter of 2017. The increase is primarily attributable to:

•	$7.3 million increase in interest due to 18 new individual, non-recourse mortgage financings totaling $710 million closed in the fourth quarter of 2017; and

•	$0.8 million increase in interest from loans issued and assumed on acquisitions, partially offset by

•	$5.8 million decrease in interest due to principal paydowns and refinancing of the $544 million cross-collateralized mortgage loan in the fourth quarter of 2017; and

•	$0.3 million increase in interest capitalized related to additional development projects.
Comparison of the Six Months Ended June 30, 2018 to June 30, 2017
Net income for the six months ended June 30, 2018 was $82.8 million, compared to net income of $69.7 million for the six months ended June 30, 2017. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2018 as compared to the same period of 2017:

	For the Six Months Ended June 30,
(Amounts in thousands)	2018	2017	$ Change
Total revenue	$201,023	$215,565	$(14,542)
Depreciation and amortization	51,711	39,529	12,182
Real estate taxes	31,362	28,103	3,259
Property operating expenses	37,159	24,456	12,703
Casualty and impairment (gain) loss, net	(1,306)	3,467	(4,773)
Gain on sale of real estate	50,440	—	50,440
Interest income	3,555	463	3,092
Interest and debt expense	31,303	26,742	4,561
Gain (loss) on extinguishment of debt	2,524	(1,274)	3,798
Total revenue decreased by $14.5 million to $201.0 million in the six months ended June 30, 2018 from $215.6 million in the six months ended June 30, 2017. The decrease is primarily attributable to:

•
$39.2 million income from acquired leasehold interest due to the write-off of the unamortized intangible liability related to the below-market ground lease acquired and existing straight-line receivable balance in connection with the acquisition of the ground lease at Shops at Bruckner, in the first quarter of 2017;

•
$0.8 million of rent abatements, reflected as a reduction of property rentals and tenant expense reimbursements, at our two malls in Puerto Rico and at our property in Wilkes-Barre, PA as a result of natural disasters; and

•	$0.1 million decrease in management and development fee income due to a decrease in development activity at managed properties, partially offset by

•	$14.7 million increase as a result of acquisitions net of dispositions;

•	$5.1 million increase as a result of the write-off of below-market lease intangible liabilities related to the recaptured Toys “R” Us Inc. leases;

•	$2.7 million increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects;

•	$2.6 million increase in property rentals due to rent commencements, lease modifications and contractual rent increases; and

•	$0.5 million increase in other income due to $0.7 million lease termination fee income received during the second quarter of 2018, offset by a $0.2 million decrease in bankruptcy settlement income.
Depreciation and amortization increased by $12.2 million to $51.7 million in the six months ended June 30, 2018 from $39.5 million in the six months ended June 30, 2017. The increase is primarily attributable to:

•	$8.9 million increase in depreciation and amortization as a result of the write-off of the existing tenant improvements and intangible assets related to the recaptured Toys “R” Us Inc. leases;

•	$6.6 million increase as a result of acquisitions net of dispositions; and

•	$1.1 million increase from development projects and tenant improvements placed into service, partially offset by

•
$4.4 million decrease in amortization of in-place leases as a result of the write-off of the existing intangible assets at Yonkers Gateway Center upon acquisition of the remaining fee and leasehold interests in the second quarter of 2017.

Real estate taxes increased by $3.3 million to $31.4 million in the six months ended June 30, 2018 from $28.1 million in the six months ended June 30, 2017. The increase is primarily attributable to:

•	$2.1 million increase as a result of acquisitions net of dispositions; and

•	$1.2 million increase due to higher assessed values and decrease in capitalized real estate taxes due to development projects placed into service.
Property operating expenses increased by $12.7 million to $37.2 million in the six months ended June 30, 2018 from $24.5 million in the six months ended June 30, 2017. The increase is primarily attributable to:

•	$6.0 million lease termination payment to acquire the Toys “R” Us Inc. lease at Hudson Mall in Jersey City, NJ;

•	$3.5 million increase as a result of higher common area maintenance expenses from acquisitions net of dispositions;

•	$2.6 million increase as a result of additional common area maintenance projects; and

•	$0.6 million increase due to accrued environmental remediation costs.
We recognized a $1.3 million casualty and impairment gain in the six months ended June 30, 2018 comprised of $1.5 million of insurance proceeds offset by of $0.2 million of expenses incurred as a result of Hurricane Maria in Puerto Rico. We recognized a real estate impairment loss of $3.5 million in the six months ended June 30, 2017 on our property in Eatontown, NJ, due to the book value of this property exceeding its fair value less costs to sell. The property was sold on June 30, 2017.
Gain on sale of real estate of $50.4 million was recognized in the six months ended June 30, 2018 as a result of the sale of our property in Allentown, PA on April 26, 2018.
Interest income increased by $3.1 million to $3.6 million in the six months ended June 30, 2018 from $0.5 million in the six months ended June 30, 2017. The increase is primarily attributable to an increase in the cash balance invested and an increase in interest rates.
Interest and debt expense increased by $4.6 million to $31.3 million in the six months ended June 30, 2018 from $26.7 million in the six months ended June 30, 2017. The increase is primarily attributable to:

•	$14.4 million increase in interest due to 18 new individual, non-recourse mortgage financings totaling $710 million closed in the fourth quarter of 2017; and

•	$2.4 million increase in interest from loans issued and assumed on acquisitions, partially offset by

•	$11.7 million decrease in interest due to principal paydowns and refinancing of the $544 million cross-collateralized mortgage loan in the fourth quarter of 2017; and

•	$0.5 million increase of interest capitalized related to additional development projects.
We recognized a $2.5 million gain on extinguishment of debt in the six months ended June 30, 2018 as a result of the foreclosure sale and forgiveness of the $11.5 million mortgage debt secured by our property in Englewood, NJ. We recognized a $1.3 million loss on extinguishment of debt in the six months ended June 30, 2017 from the refinancing of our mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, consisting of a $1.1 million prepayment penalty and $0.2 million of unamortized deferred financing fees on the original loan.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 77 properties for the three months ended June 30, 2018 and 2017 and 75 properties for the six months ended June 30, 2018 and 2017. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or under contract to be sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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
Same-property cash NOI increased by $0.1 million, or 0.1%, for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 and increased by $1.4 million, or 1.5%, for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

The following table reconciles net income to cash NOI and same-property cash NOI for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Net income	$59,774	$14,920	$82,813	$69,655
Management and development fee income from non-owned properties	(347)	(351)	(689)	(830)
Other expense (income)	4	(22)	(73)	(86)
Depreciation and amortization	30,441	23,701	51,711	39,529
General and administrative expense	8,236	7,841	15,877	15,973
Casualty and impairment loss (gain), net(5)	35	303	(1,306)	3,467
Gain on sale of real estate	(50,440)	—	(50,440)	—
Interest income	(2,031)	(336)	(3,555)	(463)
Interest and debt expense	15,659	13,627	31,303	26,742
(Gain) loss on extinguishment of debt	—	—	(2,524)	1,274
Income tax expense	192	304	626	624
Non-cash revenue and expenses	(6,792)	(1,452)	(9,081)	(42,253)
Cash NOI(1)	54,731	58,535	114,662	113,632
Adjustments:
Non-same property cash NOI(1)(2)	(11,095)	(9,073)	(25,029)	(19,099)
Tenant bankruptcy settlement and lease termination income	(813)	(486)	(977)	(513)
Natural disaster related operating (gain) loss(3)	(128)	—	178	—
Lease termination payment	6,000	—	6,000	—
Environmental remediation costs	334	—	584	—
Same-property cash NOI	$49,029	$48,976	$95,418	$94,020
Cash NOI related to properties being redeveloped(4)	4,830	4,650	9,721	9,309
Same-property cash NOI including properties in redevelopment	$53,859	$53,626	$105,139	$103,329
(1) Cash NOI is calculated as total property revenues less property operating expenses excluding the net effects of non-cash rental income and non-cash ground rent expense.
(2) Non-same property cash NOI includes cash NOI related to properties being redeveloped and properties acquired or disposed.
(3) Amount reflects rental and tenant reimbursement losses as well as provisions or reversal of provisions for outstanding amounts due from tenants at Las Catalinas and Wilkes-Barre, PA, that are subject to reimbursement from the insurance company.
(4) The six months ended June 30, 2018, excludes $0.5 million of rental and tenant reimbursement losses, offset by a $0.1 million reversal of provisions for payments received from tenants at Montehiedra that are subject to reimbursement from the insurance company.
(5) The three and six months ended June 30, 2018, reflect insurance proceeds offset by hurricane-related expenses. The three and six months ended June 30, 2017, reflect real estate impairment losses recorded as a result of the sale of our property in Eatontown, NJ.

Funds From Operations
FFO for the three months ended June 30, 2018 was $39.6 million compared to $38.7 million for the three months ended June 30, 2017 and $83.7 million for the six months ended June 30, 2018 compared to $112.1 million for the six months ended June 30, 2017.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017
Net income	$59,774	$14,920	$82,813	$69,655
Less (net income) attributable to noncontrolling interests in:
Operating partnership	(6,025)	(1,326)	(8,353)	(5,464)
Consolidated subsidiaries	(12)	(11)	(23)	(22)
Net income attributable to common shareholders	53,737	13,583	74,437	64,169
Adjustments:
Rental property depreciation and amortization	30,258	23,452	51,330	39,031
Gain on sale of real estate	(50,440)	—	(50,440)	—
Real estate impairment loss	—	303	—	3,467
Limited partnership interests in operating partnership(1)	6,025	1,326	8,353	5,464
FFO applicable to diluted common shareholders	$39,580	$38,664	$83,680	$112,131
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

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute at least 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for each of the first two quarters of 2018, or an annual rate of $0.88. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

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

At June 30, 2018, we had cash and cash equivalents, including restricted cash, of $514.0 million and no amounts drawn on our line of credit. In addition, the Company has the following sources of capital available:

(Amounts in thousands)	June 30, 2018
ATM equity program(1)
Original offering amount	$250,000
Available capacity	$241,300

Revolving credit agreement(2)
Total commitment amount	$600,000
Available capacity	$600,000
Maturity	March 7, 2021
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

Summary of Cash Flows
Cash and cash equivalents including restricted cash was $514.0 million at June 30, 2018, compared to $500.8 million as of December 31, 2017 and $262.8 million as of June 30, 2017, an increase of $13.2 million and $251.2 million, respectively. Our cash flow activities are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2018	2017	Increase (Decrease)
Net cash provided by operating activities	$76,696	$83,298	$(6,602)
Net cash used in investing activities	(5,907)	(242,597)	236,690
Net cash (used in) provided by financing activities	(57,643)	281,942	(339,585)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rent and tenant expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.

Net cash provided by operating activities of $76.7 million for the six months ended June 30, 2018, decreased by $6.6 million from $83.3 million as of June 30, 2017, driven by a $6.0 million lease termination payment to acquire the Toys “R” Us Inc. lease at Hudson Mall in Jersey City, NJ. The remaining decrease in cash is due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $5.9 million for the six months ended June 30, 2018, decreased by $236.7 million from $242.6 million as of June 30, 2017 due to a (i) $206.5 million decrease in cash used for acquisitions in 2018, (ii) $49.5 million increase in cash provided by dispositions driven by the sale of our property in Allentown, PA in the second quarter of 2018, (iii) $1.0 million of insurance proceeds for physical property damages caused by Hurricane Maria at our two properties in Puerto Rico, offset by (iv) $20.3 million increase in cash used for real estate development and capital improvements at existing properties.
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities was $57.6 million for the six months ended June 30, 2018, as compared to net cash provided by financing activities of $281.9 million for the six months ended June 30, 2017. The difference is attributable to (i) $225.5 million of proceeds from borrowings due to mortgage loans assumed and issued in 2017, (ii) $193.2 million decrease in cash provided by proceeds from the issuance of common shares due to multiple equity offerings in 2017, (iii) $6.2 million increase in distributions to partners, offset by (iv) $81.9 million decrease in cash used in debt repayments and (v) $3.6 million decrease in cash used in issuing debt.
Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rate as of June 30, 2018.

(Amounts in thousands)	Principal balance at June 30, 2018	Weighted Average Interest Rate at June 30, 2018
Mortgages payable:
Fixed rate debt	$1,395,134	4.12%
Variable rate debt(1)	169,500	3.72%
Total mortgages payable	1,564,634	4.08%
Unamortized debt issuance costs	(12,846)
Total mortgages payable, net of unamortized debt issuance costs	$1,551,788
(1) As of June 30, 2018, $80.5 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.2 billion as of June 30, 2018. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2018, we were in compliance with all debt covenants.

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

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
(Amounts in thousands)	2018	2017
Capital expenditures:
Development and redevelopment costs	$52,372	$25,258
Capital improvements	1,510	1,311
Tenant improvements and allowances	1,097	2,791
Total capital expenditures	$54,979	$29,360

As of June 30, 2018, we had approximately $206.6 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $54.7 million of completed projects, an increase of $12.2 million from $249.1 million of projects as of December 31, 2017. We have advanced these projects $34.9 million since December 31, 2017 and anticipate that these projects will require an additional $88.7 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, or using secured debt, or issuing equity.

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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the six months ended June 30, 2018, the Company received $1.5 million in insurance proceeds which were partially offset by $0.2 million of hurricane related costs, resulting in net casualty gains of $1.3 million included in casualty and impairment loss (gain), net on the accompanying consolidated statements of income.

During the three and six months ended June 30, 2018, the Company recognized a $0.2 million net gain and $0.5 million of business interruption losses, respectively. For the six months ended June 30, 2018, the losses were comprised of $0.7 million pertaining to rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of property rentals and tenant expense reimbursements, offset by a $0.2 million reversal to provision for doubtful accounts for payments received from tenants on rents previously reserved. As of June 30, 2018, the only tenant yet to reopen since the hurricane for which we are still claiming business interruption insurance is for the Gap at Montehiedra.

No determination has been made as to the total amount or timing of insurance payments that may be received as a result of the hurricane.

Tornado-Related Charges
On June 13, 2018, a tornado hit our shopping center in Wilkes-Barre, PA, damaging approximately 13% of the property’s gross leasable area (“GLA”). The Company estimates it will spend approximately $6.4 million repairing its property and expects insurance proceeds to cover the costs in addition to business interruption losses, subject to applicable deductibles estimated to be approximately $0.1 million.

In the second quarter of 2018, we recorded a $0.1 million business interruption loss as a reversal to minimum rent and tenant reimbursements for those tenants due abatements during closure subsequent to the tornado. None of the property’s anchor tenants were damaged and all anchor tenants reopened after two days, following general area clean-up. The Company has commenced its process of remediating the tenant spaces which were damaged, and approximates that full operations of these tenants will resume in a year.

The Company has comprehensive, all-risk property and rental value insurance coverage on this property, including business interruption, with a limit of $500 million per occurrence and in the aggregate and with sub-limits for certain perils such as floods, earthquakes, civil authority and service interruption. No determination has been made as to the total amount or timing of insurance payments that may be received as a result of the tornado.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.8 million and $1.2 million on our consolidated balance sheets as of June 30, 2018 and December 31, 2017, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million of environmental remediation costs, respectively, within property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our base rent is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event that a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations, such as Toys “R” Us Inc. (“Toys”), Sears Holding Corporation (“Sears”) and Staples, Inc. (“Staples”). Sears and Staples represent 2.0% and 1.5%, respectively, of our annualized base rent and each continued to close stores in 2017.

During September 2017, Toys filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and announced an orderly wind-down of its U.S. business and liquidation of all U.S. stores on March 15, 2018. Prior to the liquidation, the Company had leases with Toys at nine locations with annual gross rents of $7.0 million. Rents were paid in full through June 30, 2018, at all locations.

The status of the nine Toys leases is as follows:

•
The Company paid $6.0 million to recapture the lease at Hudson Mall in Jersey City, NJ to accelerate the redevelopment of the property. The previous rent was well under-market at $0.43 per sf annually.

•	Raymour & Flanigan acquired the lease at Manalapan Commons in Manalapan, NJ.

•
Toys rejected its leases in Woodbridge, NJ, Union, NJ, Amherst, NY and Wilkes-Barre, PA in July 2018. Annual gross rent on these leases amounted to approximately $4.0 million. The Company is in active discussions to lease these spaces.

•
The remaining three leases are held in a separate Toys entity for which bankruptcy proceedings are ongoing and rent is current through July 2018. The three properties are located in the Bronx, NY, Cherry Hill, NJ, and Salem, NH.

In the second quarter of 2018, the Company recognized a $6.0 million lease termination payment (classified within property operating expense), and $1.0 million of a provision for doubtful accounts for reserves recorded on straight-line rents, offset by a write-off of $5.1 million of below-market intangible liabilities (classified within property rental revenues). We are not aware of any additional bankruptcies or announced store closings by any tenants in our shopping centers that would individually cause a material reduction in our revenues.

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
We do not have any off-balance sheet arrangements as of June 30, 2018 or December 31, 2017.

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

	2018					2017
(Amounts in thousands)	June 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$169,500		3.72%	$1,695		$169,500		3.10%
Fixed Rate	1,395,134		4.12%	—	(2)	1,408,817		4.14%
	$1,564,634	(1)		$1,695		$1,578,317	(1)
(1) Excludes unamortized debt issuance costs of $12.8 million and $13.8 million as of June 30, 2018 and December 31, 2017, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $14.0 million based on outstanding balances as of June 30, 2018.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2018, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2018, the estimated fair value of our consolidated debt was $1.5 billion.

Other Market Risks

As of June 30, 2018, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2018 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2018, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Urban Edge Properties
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Common Shares Purchased		(b) Average Price Paid per Common Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
April 1, 2018 - April 30, 2018	—		$—	N/A	N/A
May 1, 2018- May 31, 2018	1,032	(1)	27.66	N/A	N/A
June 1, 2018 - June 30, 2018	—		—	N/A	N/A
	1,032		$27.66	N/A	N/A
(1) Represents common shares surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

Urban Edge Properties LP
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program
April 1, 2018 - April 30, 2018	—		$—	N/A	N/A
May 1, 2018 - May 31, 2018	1,032	(1)	27.66	N/A	N/A
June 1, 2018 - June 30, 2018	—		—	N/A	N/A
	1,032		$27.66	N/A	N/A
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

The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
31.1*
Certification by the Chief Executive Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification by the Chief Financial Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*
Certification by the Chief Executive Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*
Certification by the Chief Financial Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification by the Chief Executive Officer and Chief Financial Officer for Urban Edge Properties pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**
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
* Filed herewith
** In accordance with Item 601 (b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

PART IV

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: August 1, 2018

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: August 1, 2018