Form 10-K
period 2018-12-31
Urban Edge Properties; Urban Edge Properties LP
filed 2019-02-13
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the annual period ended December 31, 2018
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
Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒
As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Shares held by nonaffiliates of the Registrant was approximately $2.6 billion based upon the last reported sale price of $22.87 per share on the New York Stock Exchange on such date.
As of January 31, 2019, Urban Edge Properties had 114,333,219 common shares outstanding. There is no public trading market for the common units of Urban Edge Properties LP. As a result, the aggregate market value of the common units held by non-affiliates of Urban Edge Properties LP cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Urban Edge Properties’ definite proxy statement for the 2019 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of December 31, 2018, UE owned an approximate 90.0% ownership interest in UELP. The remaining approximate 10.0% interest is owned by limited partners. The other limited partners of UELP are Vornado Realty L.P., members of management, our Board of Trustees, and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
To help investors better understand the key differences between UE and UELP, certain information for UE and UELP in this report has been separated, as set forth below: Part II, Item 8. Financial Statements which includes specific disclosures for UE and UELP, and Note 14, Equity and Noncontrolling Interests, Note 16, Earnings Per Share and Unit and Note 17 thereto, Quarterly Financial Data.
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
YEAR ENDED DECEMBER 31, 2018

PART I - FINANCIAL INFORMATION

ITEM 1.	BUSINESS
The Company

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland REIT that manages, develops, redevelops, and acquires retail real estate, primarily in the New York metropolitan area. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate and other assets. UE and UELP were created in 2014 to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business (the “UE Business”), and separated from Vornado in January 2015. Our portfolio is currently comprised of 83 shopping centers, four malls and a warehouse park totaling approximately 16.3 million square feet (sf) with a consolidated occupancy rate of 93.1%.
Unless the context otherwise requires, “we”, “us” and “our” refer to UE after giving effect to the transfer of the UE Business from Vornado, and for periods prior to such transfer, refer to the UE Business while owned by Vornado.
The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With the exception of the Company’s taxable REIT subsidiary (“TRS”), to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the TCJA (defined below) for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. In addition to its TRS, the Company is subject to certain foreign and state and local income taxes, including a 29% non-resident withholding tax on its two Puerto Rico malls, which are included in income tax expense in the consolidated statements of income.

Company Strategies

Our goal is to be a leading owner and operator of retail real estate in major urban markets, with a focus on the New York metropolitan area. We believe urban markets offer attractive acquisition and redevelopment opportunities resulting from high population density, strong demand from consumers for differentiated live-work-play environments with access to public transportation, above average retailer sales trends, a limited supply of institutional quality assets and a strong supply of older, undermanaged assets that remain privately owned. We seek to create value through the following primary strategies:

Maximizing the value of existing properties through proactive management. We intend to maximize the value of each of our assets through comprehensive, proactive management encompassing: continuous asset evaluation for highest-and-best-use; efficient and cost-conscious day-to-day operations that minimize retailer operating expense and enhance property quality; and targeted leasing to desirable tenants. Leasing is a critical value-creation function that includes:

•	Monitoring retailer sales, merchandising, store operations, timeliness of payments, overall financial condition and related factors;

•	Being constantly aware of each asset’s competitive position and recommending physical improvements or adjusting merchandising if circumstances warrant;

•	Continuously canvassing trade areas to identify unique operators that can distinguish a property and enhance its offerings;

•	Maintaining regular contact with the brokerage community to stay abreast of new merchants, potential relocations, new supply and overall trade area dynamics;

•	Conducting regular portfolio reviews with key merchants;

•	Building and nurturing deep relationships with retailer decision-makers;

•	Focusing on spaces with below-market leases that might be recaptured;

•	Understanding the impact of options, exclusives, co-tenancy and other restrictive lease provisions; and

•	Optimizing required capital investment in every transaction.

Actively investing. We intend to acquire properties in our target markets that meet our criteria for risk-adjusted return and enhance the overall quality of our existing portfolio.

Investment considerations include:

•
Geography: We focus primarily on the New York metropolitan area and secondarily on the Washington, DC to Boston corridor. We intend to invest in our existing core markets, and, overtime, may expand into new markets that have similar characteristics.

•	Product: We generally seek large properties that provide scale relative to the competition and optionality for redevelopment to meet the changing demands of the local community.

•
Tenancy: We consider tenant mix, sales performance and related occupancy cost, lease term, lease provisions, omni-channel capabilities, susceptibility to e-commerce disruption and other factors. Our tenant base comprises a diverse group of merchants, including department stores, supermarkets, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers.

•	Rent: We consider existing rents relative to market rents and target submarkets that have potential for market rent growth as evidenced by strong retailer sales performance.

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
Constantly evaluating our portfolio and, where appropriate, engaging in selective dispositions. We regularly evaluate each property and intend to dispose of those properties that do not meet our investment criteria.
Maintaining capital discipline. We intend to keep our balance sheet flexible and capable of supporting growth. We expect to generate increasing levels of cash flow from internally generated funds and to have substantial borrowing capacity under our existing revolving credit agreement and from potential secured debt financing on our existing assets.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2018, 2017 and 2016. The Home Depot, Inc. is our largest tenant and accounted for approximately $22.6 million, or 5.5% of our total revenue for the year ended December 31, 2018.

Employees

Our headquarters are located at 888 Seventh Avenue, New York, NY 10019. As of December 31, 2018, we had 116 employees.

Available Information

Copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website (www.uedge.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Copies of these documents are also available directly from us free of charge. Our website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K. Copies of our filings under the Exchange Act are also available free of charge from us, upon request.

Supplement to Material U.S. Federal Income Tax Consequences
This summary supplements and updates the discussion contained under the caption “Material U.S. Federal Income Tax Consequences” in the prospectus dated August 5, 2016, contained in our Registration Statement on Form S-3 filed with the SEC on August 5, 2016 and any prospectus supplements thereto, should be read in conjunction therewith and is subject to the qualifications set forth therein. This summary is for general information purposes only and is not tax advice. This discussion does not address all aspects of taxation that may be relevant to particular holders of our securities in light of their personal investment or tax circumstances.

The reference to the “PATH Act” in the second paragraph in the section titled “Investments in Partnerships” on page 44 of the prospectus is replaced with the “Bipartisan Budget Act of 2015.”

The Tax Cuts and Jobs Act
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

•	Certain new limitations on the deductibility of interest expense now apply which may affect the deductibility of interest paid or accrued by us or our TRSs.

•	Certain new limitations on net operating losses now apply which may affect net operating losses generated by us or our TRSs.

•
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (“UBTI”) will generally be required to separately compute its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

•
New accounting rules generally require us to recognize income items for federal income tax purposes no later than when we take the item into account for financial statement purposes, which may accelerate our recognition of certain income items.

This summary does not purport to be a detailed discussion of the changes to U.S. federal income tax laws as a result of the enactment of the TCJA. Technical corrections or other amendments to the TCJA or further administrative and regulatory guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their stockholders. Investors are urged to consult their own tax advisors regarding the effect of the TCJA based on their particular circumstances.

Consolidated Appropriations Act

The Consolidated Appropriations Act amended various provisions of the Code and implicates certain tax-related disclosures contained in the prospectus. The discussion contained in the second and third paragraphs under “Qualified Shareholders and Qualified Foreign Pension Funds” on page 55 of the prospectus is replaced with the following paragraph:

For these purposes, a qualified shareholder is generally a non-U.S. stockholder that (i)(A) is eligible for treaty benefits under an income tax treaty with the United States that includes an exchange of information program, and the principal class of interests of which is listed and regularly traded on one or more stock exchanges as defined by the treaty, or (B) is a foreign limited partnership organized in a jurisdiction with an exchange of information agreement with the United States and that has a class of regularly traded limited partnership units (having a value greater than 50% of the value of all partnership units) on the New York Stock Exchange or Nasdaq, (ii) is a “qualified collective investment vehicle” (within the meaning of Section 897(k)(3)(B) of the Code) and (iii) maintains records of persons holding 5% or more of the class of interests described in clauses (i)(A) or (i)(B) above. However, in the case of a qualified shareholder having one or more “applicable investors,” the exception described in the first sentence of this paragraph will not apply to the applicable percentage of the qualified shareholder’s stock (with “applicable percentage” generally meaning the percentage of the value of the interests in the qualified shareholder held by applicable investors after applying certain constructive ownership rules). The applicable percentage of the amount realized by a qualified shareholder on the disposition of our stock or with respect to a distribution from us attributable to gain from the sale or exchange of a USRPI will be treated as amounts realized from the disposition of USRPIs. Such treatment shall also apply to applicable investors in respect of distributions treated as a sale or exchange of stock with respect to a qualified shareholder. For these purposes, an “applicable investor” is a person who generally holds an interest in the qualified shareholder and holds more than 10% of our stock applying certain constructive ownership rules.

The discussion contained in the fourth paragraph under “Qualified Shareholders and Qualified Foreign Pension Funds” on page 55 of the prospectus is replaced with the following paragraph:

For periods on or after December 18, 2015, for FIRPTA purposes neither a “qualified foreign pension fund” nor any entity all of the interests of which are held by a qualified foreign pension fund is treated as a non-U.S. stockholder. A “qualified foreign pension fund” is an organization or arrangement (i) created or organized in a foreign country, (ii) established by a foreign country (or one or more political subdivisions thereof) or one or more employers to provide retirement or pension benefits to current or former employees (including self-employed individuals) or their designees as a result of, or in consideration for, services rendered, (iii) which does not have a single participant or beneficiary that has a right to more than 5% of its assets or income, (iv) which is subject to government regulation and with respect to which annual information about its beneficiaries is provided, or is otherwise available, to relevant local tax authorities and (v) with respect to which, under its local laws, (A) contributions that would otherwise be subject to tax are deductible or excluded from its gross income or taxed at a reduced rate, or (B) taxation of its investment income is deferred, or such income is excluded from its gross income or taxed at a reduced rate.

Recent FATCA Proposed Treasury Regulations

On December 18, 2018, the Internal Revenue Service promulgated proposed regulations under Sections 1471-1474 of the Code (commonly referred to as FATCA), which proposed regulations eliminate FATCA withholding on gross proceeds and thus implicate certain tax-related disclosures contained in the prospectus. While these regulations have not yet been finalized, taxpayers are generally entitled to rely on the proposed regulations (subject to certain limited exceptions) As a result, the discussion in under “Withholdable Payments to Foreign Financial Entities and Other Foreign Entities” on pages 56 and 69 of the prospectus replaced with the following paragraph:
Pursuant to Sections 1471 through 1474 of the Code, commonly known as the Foreign Account Tax Compliance Act (“FATCA”), a 30% withholding tax (“FATCA withholding”) may be imposed on certain payments to you or to certain foreign financial institutions, investment funds and other non-U.S. persons receiving payments on your behalf if you or such persons fail to comply with information reporting requirements. Such payments will include U.S.-source dividends and, subject to the proposed Treasury Regulations discussed below, the gross proceeds from the sale or other disposition of stock that can produce U.S.-source dividends. Payments of dividends that you receive in respect of shares could be affected by this withholding if you are subject to the FATCA information reporting requirements and fail to comply with them or if you hold Urban Edge Properties shares through a non-U.S. person (e.g., a foreign bank or broker) that fails to comply with these requirements (even if payments to you would not otherwise have been subject to FATCA withholding). While withholding under FATCA would have applied to payments of gross proceeds from a sale or other disposition of Urban Edge Properties shares on or after January 1, 2019, recently proposed Treasury Regulations eliminate FATCA withholding on payments of gross proceeds entirely. Taxpayers generally may rely on these proposed Treasury Regulations until final Treasury Regulations are issued. You should consult your own tax advisors regarding the relevant U.S. law and other official guidance on FATCA withholding.

ITEM 1A. RISK FACTORS
Risk factors that may materially and adversely affect our business, results of operations and financial condition are summarized below. These risks have been separated into three groups: (1) Risks Related to Our Business and Operations and to Our Status as a REIT, (2) Risks Related to Our Common Shares and (3) Risks Related to Our Organization and Structure. The risks and uncertainties described herein may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, may also adversely affect our business. See “Forward-Looking Statements” contained herein.

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

•
changes in the enforcement or creation of laws, regulations and governmental policies, including, without limitation, health, safety, environmental, zoning and tax laws, government fiscal policies and the Americans with Disabilities Act (“ADA”);

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
E-commerce continues to gain popularity and growth in Internet sales is likely to continue in the future. E-commerce could result in a downturn in the business of some of our current tenants and could affect the way other current and future tenants lease space. For example, the migration towards e-commerce has led many omnichannel retailers to prune the number and size of their traditional “brick and mortar” locations to increasingly rely on e-commerce and alternative distribution channels. Many tenants also permit merchandise purchased on their websites to be picked up at, or returned to, their physical store locations, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them (particularly with respect to those tenants who pay rent based on a percentage of their in-store sales). We cannot predict with certainty how growth in e-commerce will impact the demand for space at our properties or how much revenue will be generated at traditional store locations in the future. If the shift towards e-commerce causes declines in the “brick and mortar” sales generated by our tenants and/or causes our tenants to reduce the size or number of their retail locations in the future, our cash flow, financial condition and results of operations could be materially and adversely affected.

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
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Spaces that accounted for approximately 7.8% of our annualized base rent for the fiscal year ended December 31, 2018 were vacant as of December 31, 2018, excluding leases signed but not commenced. In addition, leases accounting for approximately 24% of our annualized base rent for the fiscal year ended December 31, 2018 are scheduled to expire within the next three years. Even if tenants do renew or we can relet the space, the terms of the renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and other distributions to security holders could be adversely affected.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time to time, some of our tenants have declared bankruptcy and other tenants may declare bankruptcy or become insolvent in the future. For example, during the year ended December 31, 2018, Toys “R” Us Inc. (“Toys “R” Us”), Sears Holding Corporation (“Sears”), National Stores Inc. (“Fallas”) and National Wholesale Liquidators filed for Chapter 11 bankruptcy protection. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources included in Part II, Item 7. in this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in Part II, Item 8. in this Annual Report on Form 10-K.

Tenants who file for bankruptcy protection have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our properties files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues and we may not be able to collect all pre-petition amounts owed by that party, which may adversely affect our cash flow, financial condition and results of operations. The bankruptcy or insolvency of a major tenant at one of our properties could also negatively impact our ability to lease other existing or future vacancies at any such property. In addition, our leases generally do not contain restrictions designed to ensure the ongoing creditworthiness of our tenants. The bankruptcy or insolvency of a major tenant could result in a lower level of net income, which may adversely affect our cash flow, financial condition and results of operations and decrease funds available to pay our indebtedness or make distributions to shareholders. See Part I, Item 2. “Properties” in this Annual Report on Form 10-K.

A significant number of our properties are located in the New York metropolitan area and are affected by the economic cycles there.
Because a significant number of our properties are located in the New York metropolitan area, we are particularly susceptible to adverse economic and other developments in that area. Notably, as of December 31, 2018, two of our New York metropolitan area properties in the aggregate generated in excess of 15% of our annualized base rent (The Outlets at Bergen Town Center and Tonnelle Commons in New Jersey). Collectively, our New York metropolitan area properties in the aggregate generated in excess of 70% of our annualized base rent as of December 31, 2018. Real estate markets are subject to economic downturns and we cannot predict the economic conditions in the New York metropolitan area in either the short-term or long-term. Poor economic or market conditions in the New York metropolitan area, may adversely affect our cash flow, financial condition and results of operations.

Risks related to Puerto Rico.
Our two malls in Puerto Rico make up approximately 9% of our Net Operating Income. Puerto Rico faces significant fiscal and economic challenges, including its government filing for bankruptcy protection in 2017. In addition, Hurricanes Irma and Maria placed significant, lasting stress on the island’s already strained economy and infrastructure. These factors have led to an ongoing emigration trend of Puerto Rico residents to the United States and elsewhere. The combination of these circumstances could result in less disposable income for the purchase of goods sold in our malls and the inability of merchants to pay rent and other charges. Any of these events could negatively impact our ability to lease space on terms and conditions we seek and could have a material adverse effect on our business and results of operations. As of December 31, 2018, the Company has individual, non-recourse mortgages on each of its Puerto Rico properties as follows: a $114.9 million mortgage, comprised of a senior and junior loan, maturing in July 2021 secured by The Outlets at Montehiedra and a $130 million mortgage maturing in August 2024 secured by the Las Catalinas Mall.

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

Development and redevelopment activities have inherent risks, which could adversely impact our cash flow, financial condition and results of operations.
We may develop or redevelop properties when we believe that doing so is consistent with our business strategy. As of December 31, 2018, we had five properties in our redevelopment project pipeline and 14 active redevelopment projects. We have invested a total of approximately $146 million in our active projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate it will cost an additional $50.5 million to complete our active projects. Our five pipeline projects are estimated to cost $50 - 55 million. We anticipate engaging in additional development and redevelopment activities in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development and redevelopment activities include:

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
If any of the above events were to occur, they may hinder our growth and may have an adverse effect on our cash flow, financial condition and results of operations. In addition, new development and significant redevelopment activities, regardless of whether they are ultimately successful, typically require substantial time and attention from management.
We face significant competition for acquisitions of properties, which may reduce the number of acquisition opportunities available to us and increase the costs of these acquisitions.
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

Our operating results at acquired properties may not meet our financial expectations.
Our ability to complete acquisitions on favorable terms and successfully operate or develop them is subject to the following risks:

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

If we are unable to complete acquisitions on favorable terms, or efficiently integrate such acquisitions, our cash flow, financial condition and results of operations could be adversely affected.

It may be difficult to dispose of real estate quickly, which may limit our flexibility.
Real estate is relatively difficult to dispose of quickly. Consequently, we may have limited ability to promptly change our portfolio in response to changes in economic or other conditions. Moreover, our ability to dispose of, or finance real estate may be materially and adversely affected during periods of uncertainty or unfavorable conditions in the credit markets as we or potential buyers of our real estate may experience difficulty in obtaining financing. To dispose of low basis deferral or tax-protected properties efficiently we from time to time use like-kind exchanges, which are intended to qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants). These challenges related to dispositions may limit our flexibility.

Many real estate costs are fixed, even if income from our properties decreases.
Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with operating real estate, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from operations may be reduced if a tenant does not pay its rent or we are unable to rent our properties on favorable terms.

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
We are dependent on our key executive personnel. Although we believe qualified replacements could be found for these key executives in the event of a departure, the loss of one or more of their services, market knowledge and business relationships, could materially and adversely affect our business, results of operations and financial condition. In September 2018, the Company’s former Chief Operating Officer retired concurrently with the hiring of a new one and a new President of Development.

Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our information technology (“IT”) infrastructure, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We have placed reliance on third party managed services to perform a number of IT-related functions. We implemented a new information technology platform in August 2017, including a new enterprise resources planning (“ERP”) system. We may experience system difficulties related to our new platform and integrating the services provided by third parties. If we experience a system failure or accident that causes interruptions in our operations, we could experience material and adverse disruptions to our business. We may also incur additional costs to remedy damages caused by such disruptions.

We face risks associated with security and cyber security breaches.
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, and other significant disruptions of our IT networks and related systems. Similarly, vendors from whom we receive outsourced IT-related services, including third-party platforms, face the same risks, which could in turn affect us. Our internal and outsourced IT networks and related systems are essential to the operation of our business and our ability to perform day to day operations. Although (i) we make efforts to maintain the security and integrity of our IT networks and related systems and ensure that our vendors do and (ii) we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we or our vendors may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.
A breach or significant and extended disruption in the functioning of our systems, including our primary website, may damage our reputation and cause us to lose customers, tenants and revenues, generate third-party claims, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues, and we may not be able to recover these expenses in whole or in any part from our service providers, responsible parties, or insurance carriers which could have a material adverse effect on our business and operations.

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
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for acts of terrorism but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses with limits of $5 million per occurrence and in the aggregate providing first and third-party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
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
Our long-lived assets, including real estate held for investment, are carried at net book value unless circumstances indicate that the carrying value of the assets may not be recoverable. Our properties are reviewed for impairment if events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. When assets are identified as held for sale, we estimate the sales prices net of selling costs of such assets. If, in our opinion, the net sales prices of the assets which have been identified for sale are expected to be less than the net book value of the assets, an impairment charge is recorded and we write down the asset to fair value. An impairment charge may also be recorded for any asset if it is probable, in our estimation, that the aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. Recording an impairment charge results in an immediate reduction in our income in the period in which the charge is taken, which could materially and adversely affect our results of operations and financial condition.

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
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). These principles are subject to interpretation by the U.S. Securities and Exchange Commission and various bodies formed to interpret and create appropriate accounting principles. A change in these principles can have a significant effect on our reported results and may even retroactively affect previously reported transactions. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.
For example, in February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases, which requires lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, regardless of classification. Implementing ASUs, as well as other new accounting guidance may require us to make significant upgrades to and investments in our ERP systems, and could result in significant adverse changes to our financial statements. For additional information regarding updated standards, see the section titled “Recently Issued Accounting Literature” in Note 3 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.

We face possible adverse changes in tax law.
Changes in U.S. federal, state and local tax laws or regulations, with or without retroactive application, could have a negative effect on us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to our investors and to the Company of such qualification. Any changes to the Code and Treasury Regulations promulgated thereunder that apply to determine the taxability of our separation from Vornado have been the subject of change and may continue to be the subject of change, possibly with retroactive application, which could have a negative effect on our shareholders and could adversely affect our business, results of operations and financial condition, and the amount of cash available for payment of dividends. Even changes that do not impose greater taxes on us could potentially result in adverse consequences to our shareholders.

The Tax Cut and Jobs Act
The TCJA makes major changes to the Code, including a number of provisions of the Code that affect the taxation of REITs and their stockholders. Among the changes made by the TCJA are permanently reducing the generally applicable corporate tax rate, reducing the tax rate applicable to individuals and other non-corporate taxpayers for tax years beginning after December 31, 2017 and before January 1, 2026, eliminating or modifying certain previously allowed deductions (including substantially limiting interest deductibility and, for individuals, the deduction for non-business state and local taxes), and providing for preferential rates of taxation through a deduction of up to 20% (subject to certain limitations) on most ordinary REIT dividends and certain trade or business income of non-corporate taxpayers. The decrease in corporate tax rates could decrease the attractiveness of the REITs, including the Company, relative to companies that are not REITs. The TCJA also imposes new limitations on the deduction of net operating losses, which may result in us having to make additional taxable distributions to our stockholders in order to comply with REIT distribution requirements or avoid taxes on retained income and gains. The effect of the significant changes made by the TCJA is highly uncertain, and administrative and regulatory guidance will be required in order to fully evaluate the effect of many provisions. The effect of any technical corrections with respect to the TCJA could have an adverse effect on us or our stockholders. Investors should consult their tax advisors regarding the implications of the TCJA on their investment in us.

Our existing tax protection agreements, and any tax protection agreements that we enter into in the future, could limit our flexibility with respect to disposing of certain of properties or refinancing our indebtedness.
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

In addition, one of our current tax protection agreements requires, and any tax protection agreements we enter into in the future may require, UELP to maintain for specified periods of time secured debt on certain of our assets and/or allocate partnership debt to certain contributors of properties to enable them to continue to defer recognition of their taxable gain with respect to the contributed properties. If the failure of UELP to maintain such levels of debt causes any such contributor to recognize gain, we may be required to deliver to such contributor a cash payment intended to approximate the contributor’s tax liability resulting from such failure and certain tax liabilities incurred as a result of such tax protection payment. This tax protection agreement may restrict UELP’s ability to repay or refinance debt or require UELP to maintain more or different debt than UELP would otherwise require for our business.

Covenants in our existing financing agreements may restrict our operating, financing, redevelopment, development, acquisition and other activities.
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to reduce insurance coverage. Our existing revolving credit facility contains, and any debt that we may obtain in the future may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants (i) that limit our ability to incur debt based upon (1) our ratio of total debt to total assets, (2) our ratio of secured debt to total assets, (3) our ratio of earnings before interest, tax, depreciation and amortization (EBITDA) to interest expense and (4) our ratio of EBITDA to fixed charges, and (ii) that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. Failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources or to give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms.

Risks related to our outstanding debt.
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity on terms favorable to us, our financial condition and results of operations would likely be adversely affected. In addition, the cost of our existing variable rate debt may increase, especially in a rising interest rate environment, and we may not be able to refinance our existing debt in sufficient amounts or on acceptable terms. As of December 31, 2018, we had $169.5 million of variable rate debt and our $600 million revolving credit facility, on which no balance is outstanding at December 31, 2018, bears interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, and we may continue to borrow additional funds at variable interest rates in the future. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could (i) adversely affect our ability to service our debt and meet our other obligations and (ii) reduce the amount we are able to distribute to our shareholders. If the cost or amount of our indebtedness increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of default on our obligations, which could have a material adverse effect on us.

Defaults on secured indebtedness may result in foreclosure.
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate the related debt obligations and foreclose and/or take control of the properties that secure their loans. As of December 31, 2018, we had $1.6 billion of secured debt outstanding and 31 of our properties were encumbered by secured debt. Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.

We may not be able to obtain capital to make investments.
We depend primarily on external financing to fund the growth of our business because one of the requirements of the Code for a REIT is that it distributes at least 90% of its taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend to or to make equity investments and on conditions in the capital markets generally. There can be no assurance that new financing or other capital will be available or available on acceptable terms. The failure to obtain financing or other capital could materially and adversely affect our business, results of operations and financial condition. For information about our available sources of funds, see Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources included in Part II, Item 7. in this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in Part II, Item 8. in this Annual Report on Form 10-K.

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

Risks related to Section 1031 Exchanges.
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

Risk related to the terms of our agreements related to our separation from Vornado.
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

There is no assurance that Vornado can satisfy its indemnification obligations to us or that such indemnification can fully offset the related liabilities.
Pursuant to the Separation Agreement, Vornado has agreed to retain and indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of such liabilities and there can be no assurance that Vornado will be able to fully satisfy its indemnification obligations. Even if we ultimately succeed in recovering from Vornado any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and we may be temporarily required to bear these losses while seeking recovery from Vornado.

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
A number of factors could negatively affect, or result in fluctuations in, the prices or trading volume of equity securities, including:

•	actual or anticipated changes in our operating results and changes in expectations of future financial performance;

•	our operating performance and the performance of other similar companies;

•	changes in the real estate industry, and in the retail industry, including growth in e-commerce, catalog companies and direct consumer sales;

•	our strategic decisions, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;

•	equity issuances or buybacks by us or the perception that such issuances or buybacks may occur or adverse reaction market reaction to any indebtedness we incur;

•	increases in market interest rates;

•	decreases in our distributions to shareholders;

•	changes in real estate valuations or market valuations of similar companies;

•	additions or departures of key management personnel;

•	publication of research reports about us or our industry by securities analysts, or negative speculation in the press or investment community;

•	the passage of legislation or other regulatory developments that adversely affect us, our tax status, or our industry;

•	changes in accounting principles;

•	our failure to satisfy the listing requirements of the NYSE;

•	our failure to comply with the requirements of the Sarbanes‑Oxley Act;

•	our failure to qualify as a REIT; and

•	general market conditions, including factors unrelated to our performance.
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
One of the factors that may influence the prices of our publicly-traded equity securities is the interest rate on our debt and the dividend yield on our common shares relative to market interest rates. If market interest rates, which are currently at low levels relative to historical rates, rise, our borrowing costs could rise and result in less funds being available for distribution. Therefore, we may not be able to, or we may choose not to, provide a higher distribution rate on our common stock. In addition, fluctuations in interest rates could adversely affect the market value of our properties. These factors could result in a decline in the market prices of our publicly-traded equity securities.

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

ITEM 2. PROPERTIES

As of December 31, 2018, our portfolio is comprised of 83 shopping centers, four malls and a warehouse park totaling approximately 16.3 million square feet. We own 64 shopping centers 100% in fee simple and own a 95% interest in Walnut Creek (Mt. Diablo). We lease 18 of our shopping center properties under ground and/or building leases as indicated in the table below. Where a property is subject to a ground and/or building lease to a third party, we have included the year of contractual maturity of the lease next to the name of the property. As of December 31, 2018, we had $1.6 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2018.

Property	Total Square Feet (1)	Percent Leased(1)	Weighted Average Annual Rent per sq ft (2)	Major Tenants

SHOPPING CENTERS AND MALLS:
California:
Signal Hill	45,000	100.0%	$26.49	Best Buy
Vallejo (leased through 2043)(3)	45,000	100.0%	12.00	Best Buy
Walnut Creek (Olympic)	31,000	100.0%	70.00	Anthropologie
Walnut Creek (Mt. Diablo)(4)	7,000	100.0%	122.00	Z Gallerie

Connecticut:
Newington	189,000	100.0%	9.97	Walmart, Staples

Maryland:
Baltimore (Towson)(6)	155,000	100.0%	24.02	Staples, HomeGoods, Golf Galaxy, Tuesday Morning, Five Below, Ulta, Kirkland's, Sprouts
Glen Burnie	129,000	100.0%	10.21	Gavigan's Home Furnishings, Pep Boys
Rockville	94,000	98.0%	27.56	Regal Entertainment Group
Wheaton (leased through 2060)(3)	66,000	100.0%	16.70	Best Buy
Massachusetts:
Cambridge (leased through 2033)(3)	48,000	100.0%	24.57	PetSmart, A.C. Moore (lease not commenced)
Chicopee	224,000	100.0%	5.50	Walmart
Milford (leased through July 2019)(3)	83,000	100.0%	9.01	Kohl's
Springfield	182,000	100.0%	5.60	Walmart

Missouri:
Manchester(6)	131,000	100.0%	11.12	Academy Sports, Bob's Discount Furniture, Pan-Asia Market

New Hampshire:
Salem (leased through 2102)(3)	37,000	—%	—

New Jersey:
Bergen Town Center - East, Paramus	253,000	97.5%	21.78	Lowe's, REI, Kirkland's, Best Buy
Bergen Town Center - West, Paramus	966,000	97.9%	32.63
Target, Century 21, Whole Foods Market, Burlington (under construction), Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, H&M, Bloomingdale's Outlet, Nike Factory Store, Old Navy, Nieman Marcus Last Call Studio

Brick	278,000	100.0%	19.75	Kohl's, ShopRite, Marshalls, Kirkland's
Carlstadt (leased through 2050)(3)	78,000	100.0%	23.67	Stop & Shop
Cherry Hill (Cherry Hill Commons)	264,000	70.2%	10.61	Walmart
Cherry Hill (Plaza at Cherry Hill)(6)	420,000	73.3%	13.16	LA Fitness, Aldi, Raymour & Flanigan, Restoration Hardware, Total Wine, Guitar Center, Sam Ash Music

East Brunswick	427,000	100.0%	15.09	Lowe's, Kohl's, Dick's Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness
East Hanover (200 - 240 Route 10 West)	343,000	98.2%	20.39	The Home Depot, Dick's Sporting Goods, Saks Off Fifth, Marshalls, Forever21 Red, Paper Store
East Hanover (280 Route 10 West)	28,000	100.0%	34.71	REI
East Rutherford	197,000	98.3%	12.75	Lowe's
Garfield	280,000	100.0%	14.78	Walmart, Burlington, Marshalls, PetSmart, Ulta
Hackensack	275,000	100.0%	23.67	The Home Depot, Staples, Petco, 99 Ranch
Hazlet	95,000	100.0%	3.70	Stop & Shop(5)
Jersey City (Hudson Mall)(6)	382,000	81.7%	16.85	Marshalls, Big Lots, Retro Fitness, Staples, Old Navy
Jersey City (Hudson Commons)	236,000	100.0%	12.37	Lowe's, P.C. Richard & Son
Kearny	104,000	98.2%	19.53	LA Fitness, Marshalls, Ulta (lease not commenced), Starbucks (lease not commenced)
Lawnside	151,000	100.0%	16.40	The Home Depot, PetSmart
Lodi (Route 17 North)	171,000	—%	—
Lodi (Washington Street)	85,000	87.6%	21.88	Blink Fitness, Aldi
Manalapan	208,000	100.0%	18.47	Best Buy, Bed Bath & Beyond, Raymour & Flanigan, Modell's Sporting Goods, PetSmart
Marlton	218,000	100.0%	15.33	Kohl's, ShopRite, PetSmart
Middletown	231,000	98.9%	13.60	Kohl's, Stop & Shop
Millburn(6)	104,000	98.8%	25.25	Trader Joe's, CVS, PetSmart
Montclair	21,000	100.0%	26.20	Whole Foods Market
Morris Plains(6)	182,000	66.1%	25.70	Kohl's
North Bergen (Kennedy Blvd)	62,000	100.0%	14.83	Food Bazaar
North Bergen (Tonnelle Ave)	410,000	100.0%	20.65	Walmart, BJ's Wholesale Club, PetSmart, Staples
North Plainfield	241,000	100.0%	11.41	Costco, The Tile Shop, La-Z-Boy, Petco, Da Vita Dialysis (lease not commenced)
Paramus (leased through 2033)(3)	63,000	100.0%	47.18	24 Hour Fitness
Rockaway	189,000	97.8%	14.97	ShopRite, T.J. Maxx
South Plainfield (leased through 2039)(3)	56,000	96.3%	21.65	Staples, Party City
Totowa	271,000	100.0%	17.45	The Home Depot, Bed Bath & Beyond, buybuy Baby, Marshalls, Staples
Turnersville	98,000	100.0%	9.94	Haynes Furniture Outlet (DBA The Dump), Verizon Wireless
Union (2445 Springfield Ave)	232,000	100.0%	17.85	The Home Depot
Union (Route 22 and Morris Ave)	276,000	83.1%	17.06	Lowe's, Office Depot
Watchung	170,000	98.3%	17.31	BJ's Wholesale Club
Westfield (One Lincoln Plaza)(6)	22,000	89.9%	34.99	Five Guys, PNC Bank
Woodbridge (Woodbridge Commons)	226,000	95.2%	12.70	Walmart, Family Discount Furniture (lease not commenced)
Woodbridge (Plaza at Woodbridge)(6)	414,000	61.7%	17.92	Best Buy, Raymour & Flanigan, Lincoln Tech, Harbor Freight, Retro Fitness

New York:
Bronx (1750-1780 Gun Hill Road)	77,000	100.0%	36.23	Planet Fitness, Aldi
Bronx (Bruckner Boulevard)(6)	371,000	81.3%	25.96	Kmart, Marshalls, ShopRite, Burlington
Bronx (Shops at Bruckner)(6)	114,000	72.1%	41.04	Marshalls, Old Navy
Buffalo (Amherst)	311,000	85.0%	9.97	BJ's Wholesale Club, T.J. Maxx, HomeGoods, LA Fitness
Commack (leased through 2021)(3)	47,000	100.0%	20.69	PetSmart, Ace Hardware
Dewitt (leased through 2041)(3)	46,000	100.0%	22.51	Best Buy
Freeport (Meadowbrook Commons) (leased through 2040)(3)	44,000	100.0%	22.31	Bob's Discount Furniture
Freeport (Freeport Commons)	173,000	100.0%	21.95	The Home Depot, Staples
Huntington	204,000	96.4%	15.70	Kmart, Marshalls, Old Navy, Petco
Inwood	100,000	100.0%	19.73	Stop & Shop
Mt. Kisco	189,000	96.4%	16.46	Target, Stop & Shop
New Hyde Park (leased through 2029)(3)	101,000	100.0%	20.21	Stop & Shop

Oceanside	16,000	100.0%	28.00	Party City
Queens	46,000	71.2%	39.62
Rochester	205,000	100.0%	3.08	Walmart
Rochester (Henrietta) (leased through 2056)(3)	165,000	100.0%	4.61	Kohl's
Staten Island	165,000	91.7%	24.30	Western Beef, Planet Fitness, Mavis Discount Tire
West Babylon	66,000	97.6%	17.73	Best Market, Rite Aid
Yonkers Gateway Center(6)	438,000	98.5%	17.27	Burlington, Best Buy, DSW, PetSmart, Alamo Drafthouse Cinema, Marshalls (under construction), Homesense (under construction)

Pennsylvania:
Bensalem	185,000	100.0%	12.91	Kohl's, Ross Dress for Less, Staples, Petco
Bethlehem	153,000	95.6%	8.18	Giant Food, Petco
Broomall	169,000	100.0%	10.25	Giant Food, Planet Fitness, A.C. Moore, PetSmart
Glenolden	102,000	100.0%	12.77	Walmart
Lancaster	228,000	100.0%	5.07	Lowe's, Community Aid, Mattress Firm
Springfield (leased through 2025)(3)	41,000	100.0%	22.99	PetSmart
Wilkes-Barre (461 - 499 Mundy Street)	179,000	79.6%	11.60	Bob's Discount Furniture, Ross Dress for Less, Marshalls, Petco, Tuesday Morning
Wyomissing (leased through 2065)(3)	76,000	100.0%	16.69	LA Fitness, PetSmart
York	111,000	100.0%	9.21	Ashley Furniture, Tractor Supply Company, Aldi, Crunch Fitness

South Carolina:
Charleston (leased through 2063)(3)	45,000	100.0%	15.10	Best Buy

Virginia:
Norfolk (leased through 2069)(3)	114,000	100.0%	7.08	BJ's Wholesale Club
Tyson’s Corner (leased through 2035)(3)	38,000	100.0%	43.04	Best Buy

Puerto Rico:
Las Catalinas	356,000	87.8%	31.16	Kmart, Forever 21
Montehiedra(6)	539,000	93.2%	18.10	Kmart, The Home Depot, Marshalls, Caribbean Cinemas, Tiendas Capri
Total Shopping Centers and Malls	15,407,000	92.6%	$17.90

WAREHOUSES:
East Hanover Warehouses(6)	942,000	100.0%	5.34	J & J Tri-State Delivery, Foremost Groups, PCS Wireless, Fidelity Paper & Supply, Meyer Distributing, Consolidated Simon Distributors, Givaudan Flavors, Reliable Tire
Total Urban Edge Properties	16,349,000	93.1%	$17.12
(1) Percent leased is expressed as the percentage of gross leasable area subject to a lease.
(2) Weighted average annual base rent per square foot is the current base rent on an annualized basis. It includes executed leases for which rent has not commenced and excludes tenant expense reimbursements, free rent periods, concessions and storage rent. Excluding ground leases where the Company is the lessor, the weighted average annual rent per square foot for our retail portfolio is $20.39 per square foot.
(3) The Company is a lessee under a ground or building lease. Ground and building lease terms include exercised options and options that may be exercised in future periods. For building leases, the total square feet disclosed for the building will revert to the lessor upon lease expiration. At Salem, the ground lease is for a portion of the parking area only.
(4) Our ownership of Walnut Creek (Mt. Diablo) is 95%.
(5) The tenant never commenced operations at this location but continues to pay rent.
(6) Not included in the same-property pool for the purposes of calculating same-property cash NOI for the years ended December 31, 2018 and 2017.

As of December 31, 2018, we had approximately 1,200 leases. Tenant leases for under 10,000 square feet generally have lease terms of five years or less. Tenant leases for 10,000 square feet or more generally have lease terms of 10 to 25 years, and are considered anchor leases with one or more renewal options available upon expiration of the initial lease term. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for less than 1% of our total revenues for the year ended December 31, 2018.

Occupancy

The following table sets forth the consolidated retail portfolio occupancy rate (excluding warehouses), square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2018	2017	2016	2015	2014
Total square feet	15,407,000	15,743,000	13,831,000	13,901,000	13,880,000
Occupancy rate	92.6%	96.0%	97.2%	96.2%	95.8%
Average annual base rent per sf	$17.90	$17.38	$17.07	$16.64	$16.57

The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our warehouses as of December 31 for the last five years:

	December 31,
	2018	2017	2016	2015	2014
Total square feet	942,000	942,000	942,000	942,000	942,000
Occupancy rate	100.0%	100.0%	91.7%	79.1%	60.8%
Average annual base rent per sf	$5.34	$5.15	$4.77	$4.80	$4.41

Major Tenants

The following table sets forth information for the 10 largest tenants by total revenues for the year ended December 31, 2018:

Tenant	Number of Stores	Square Feet	% of Total Square Feet	2018 Revenues	% of Total Revenues
The Home Depot, Inc.	7	920,000	5.6%	$22,602,038	5.5%
Walmart Inc.	9	1,439,000	8.8%	20,163,580	4.9%
Lowe’s Companies, Inc.	6	976,000	6.0%	13,993,991	3.4%
The TJX Companies, Inc.(1)	16	567,000	3.5%	12,920,519	3.1%
Best Buy Co., Inc.	10	442,000	2.7%	11,938,446	2.9%
Ahold Delhaize(2)	8	590,000	3.6%	11,367,240	2.7%
Kohl's Corporation	8	716,000	4.4%	9,678,229	2.3%
PetSmart, Inc.	12	287,000	1.8%	8,936,052	2.2%
Sears Holdings Corporation(3)	4	547,000	3.3%	8,025,751	1.9%
BJs Wholesale Club	4	454,000	2.8%	7,889,202	1.9%
(1) Includes Marshalls (11), T.J. Maxx (3) and HomeGoods (2).
(2) Includes Stop & Shop (6) and Giant Food (2).
(3) Includes Kmart (4). Sears Holdings Corporation declared bankruptcy on October 15, 2018. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources included in Part II, Item 7. in this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in Part II, Item 8. in this Annual Report on Form 10-K for further information.

Lease Expirations

The following table sets forth the anticipated expirations of tenant leases in our consolidated retail portfolio for each year from 2019 through 2029 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	21	51,000	0.3%	$1,426,980	$27.98
2019	109	695,000	4.5%	15,005,050	21.59	(1)
2020	112	1,332,000	8.6%	25,188,120	18.91	(1)
2021	89	867,000	5.6%	20,097,060	23.18
2022	91	1,271,000	8.2%	19,141,260	15.06
2023	82	1,655,000	10.8%	28,565,300	17.26
2024	88	1,854,000	12.1%	29,385,900	15.85
2025	41	617,000	4.0%	10,538,360	17.08
2026	60	678,000	4.4%	9,803,880	14.46
2027	54	782,000	5.1%	16,367,260	20.93
2028	44	524,000	3.4%	13,576,840	25.91
2029	38	1,127,000	7.3%	21,852,530	19.39
Thereafter	52	2,818,000	18.3%	41,396,420	14.69
Sub-total/Average	881	14,271,000	92.6%	$255,022,770	$17.87
Vacant	133	1,136,000	7.4%	N/A	N/A
Total(2)	1,014	15,407,000	100.0%	$255,022,770	N/A
(1) We expect to achieve moderate increases in average rents as we renew or re-lease these spaces.
(2) Total lease count excludes warehouse tenant leases, temporary tenant leases and cart and kiosk leases.

ITEM 3.	LEGAL PROCEEDINGS
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

Urban Edge Properties

Market Information and Dividends

Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of February 12, 2019, there were approximately 1,507 holders of record of our common shares.

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With the exception of the Company’s taxable REIT subsidiary (“TRS”), to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the TCJA (defined above) for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years.

Future distributions will be declared and paid at the discretion of the Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as our Board of Trustees deems relevant.

Our total annual dividends per common share for 2018 were $0.88 per share. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. However, the TCJA provides a deduction of up to 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2018 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

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
The Allentown legal entity restructuring resulted in a capital gain recognized for tax purposes in 2017. Consequently, the Company determined that $0.37 of the $0.88 dividends distributed to shareholders in 2017 represented long-term capital gains. No capital gains associated with the property’s sale on April 26, 2018 were recognized for tax purposes in 2018. The Company’s 2018 consolidated financial statements will reflect the TRS’ federal and state corporate income taxes associated with the TRS’ 2018 operating activities. As of December 31, 2018, this TRS has been liquidated and will not subject the Company to income tax beyond 2018.
We have determined the dividends paid on our common shares during 2018 and 2017 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2018	$0.88	$0.88	$—	$—
2017	0.88	0.51	0.37	—

Total Shareholder Return Performance

The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, SNL U.S. REIT Equity Index and the SNL REIT Retail Shopping Center Index as provided by SNL Financial LC, from January 15, 2015 (the date of our separation from Vornado) to December 31, 2018, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Historical stock performance is not necessarily indicative of future results.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)

(1) $100 invested on January 15, 2015 in stock or index, including reinvestment of dividends.

	Cumulative(1) Total Return %	Total Return $ as of
Stock/Index		1/15/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018
UE	(19.3)	100	101.4	122.6	118.7	80.7
S&P 500	36.5	100	104.7	117.2	142.8	136.5
Russell 2000	23.4	100	99.7	120.9	138.7	123.4
SNL U.S. REIT Equity	8.9	100	97.1	105.7	114.5	108.9
SNL U.S. REIT Retail Shopping Center	(23.6)	100	98.9	102.4	91.1	76.4
(1) Cumulative total return is for the period from the separation date on January 15, 2015 to December 31, 2018.

Operating Partnership

Market Information and Distributions

There is no established public market for our general and common limited partnership interests in the operating partnership (“OP Units”). As of February 12, 2019, there were 114,333,219 general partnership units outstanding and 12,736,633 common limited partnership units outstanding, held by approximately 1,507 and 35 holders of record, respectively.

Under the limited partnership agreement of UELP, unitholders may present their common units for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. During the year ended December 31, 2018, 429,110 units were redeemed for common shares.

Recent Sales of Unregistered Shares

During the three months ended December 31, 2018, the Company issued an aggregate of 180,000 common shares in exchange for 180,000 common limited partnership units held by certain limited partners of the Operating Partnership. All common shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

Each time the Company issues common shares (other than in exchange for common limited partnership units when such units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended, December 31, 2018, in connection with issuances of common shares by the Company pursuant to the Urban Edge Properties 2015 Employee Share Purchase Plan, the Operating Partnership issued an aggregate of 12,791 common limited partnership units to the Company in exchange for approximately $0.3 million, the aggregate proceeds of such common share issuances to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2018, 32,482 restricted common shares were forfeited by former employees in connection with their departure from the Company. We did not repurchase any of our equity securities during the three months ended December 31, 2018. Our employees will at times surrender common shares owned by them to satisfy statutory minimum federal, state and local tax obligations associated with the vesting of their restricted common shares. During the three months ended December 31, 2018, no restricted common shares were surrendered.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated and combined financial data set forth for the Company and the Operating Partnership as of and for each of the five years in the period ended December 31, 2018. The consolidated balance sheets as of December 31, 2018 and December 31, 2017 reflects the consolidation of properties that are wholly-owned and properties in which we own less than 100% interest, but in which we have a controlling interest. The consolidated statements of income for the year ended December 31, 2018, December 31, 2017 and December 31, 2016 include the consolidated accounts of the Company. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our audited consolidated financial statements and related notes included in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K.

Urban Edge Properties

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2018	2017	2016	2015(4)	2014(4)
Operating Data:
Rental revenue(1)	$411,298	$365,082	$321,719	$316,484	$314,479
Management and development fees	1,469	1,535	1,759	2,261	535
Income from acquired leasehold interest	—	39,215	—	—	—
Other income	1,393	1,210	2,498	4,200	662
Total revenue	414,160	407,042	325,976	322,945	315,676
Total expenses	292,295	245,278	192,958	224,869	193,236
Operating income	121,865	161,764	133,018	98,076	122,440
Net income	116,963	72,938	96,630	41,348	65,794
Net income attributable to operating partnership	(11,768)	(5,824)	(5,812)	(2,547)	—
Net income attributable to consolidated subsidiaries	(45)	(44)	(3)	(16)	(22)
Net income attributable to common shareholders(2)	$105,150	$67,070	$90,815	$38,785	$65,772

Earnings per common share - Basic(3):	0.92	0.62	0.91	0.39	0.66
Earnings per common share - Diluted(3):	0.92	0.61	0.91	0.39	0.66
Weighted average shares outstanding - Basic(3)	113,863	107,132	99,364	99,252	99,248
Weighted average shares outstanding - Diluted(3)	114,051	118,390	99,794	99,278	99,248
Dividends declared per common share	0.88	0.88	0.82	0.80	—
(1) In accordance with ASC 205 Presentation of Financial Statements, the Company reclassified Property rentals and Tenant reimbursement income to Rental revenue as reflected in this Form 10-K.
(2) Net income earned prior to January 15, 2015 is attributable to Vornado as it was the sole shareholder prior to January 15, 2015.
(3) The common shares outstanding at the date of separation are reflected as outstanding for all periods prior to the separation.
(4) The consolidated and combined statement of income for the year ended December 31, 2015 includes the consolidated accounts of the Company and the combined accounts of the UE Business. Accordingly, the results presented for the year ended December 31, 2015 reflect the aggregate operations, changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial data for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as the UE Business was under the control of Vornado prior to January 15, 2015.

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data as of period end:
Real estate, net of accumulated depreciation	$2,123,120	$2,084,727	$1,597,423	$1,575,530	$1,555,301
Total assets	2,798,994	2,820,808	1,904,138	1,918,931	1,731,176
Mortgages payable, net	1,550,242	1,564,542	1,197,513	1,233,983	1,278,182
Total liabilities	1,793,017	1,830,267	1,408,021	1,447,477	1,472,313
Noncontrolling interests in operating partnership	100,822	100,218	35,451	33,177	—
Total equity	1,005,977	990,541	496,117	471,454	258,863

Other Data:
Cash flow Statement Data:
Provided by operating activities	137,040	157,898	137,249	138,078	105,688
Used in investing activities	(64,803)	(295,732)	(59,230)	(66,415)	(45,586)
Used in (provided by) financing activities	(115,556)	498,489	(115,858)	93,795	(63,807)

Urban Edge Properties LP

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2018	2017	2016	2015(4)	2014(4)
Operating Data:
Rental revenue(1)	$411,298	$365,082	$321,719	$316,484	$314,479
Management and development fees	1,469	1,535	1,759	2,261	535
Income from acquired leasehold interest	—	39,215
Other income	1,393	1,210	2,498	4,200	662
Total revenue	414,160	407,042	325,976	322,945	315,676
Total expenses	292,295	245,278	192,958	224,869	193,236
Operating income	121,865	161,764	133,018	98,076	122,440
Net income	116,963	72,938	96,630	41,348	65,794
Net income attributable to consolidated subsidiaries	(45)	(44)	(3)	(16)	(22)
Net income attributable to unitholders(2)	$116,918	$72,894	$96,627	$41,332	$65,772

Earnings per unit - Basic(3):	0.92	0.62	0.91	0.39	0.63
Earnings per unit - Diluted(3):	0.92	0.61	0.91	0.39	0.63
Weighted average units outstanding - Basic(3)	126,198	117,779	105,455	105,276	104,965
Weighted average units outstanding - Diluted(3)	126,386	118,390	106,099	105,374	104,965
Distributions declared per unit	0.88	0.88	0.82	0.80	—
(1) In accordance with ASC 205, the Company reclassified Property rentals and Tenant reimbursement income to Rental revenue as reflected in this Form 10-K.
(2)Net income earned prior to January 15, 2015 is attributable to Vornado as it was the sole unitholder prior to January 15, 2015.
(3) The units outstanding at the date of separation are reflected as outstanding for all periods prior to the separation.
(4) The consolidated and combined statement of income for the year ended December 31, 2015 includes the consolidated accounts of the Company and the combined accounts of the UE Business. Accordingly, the results presented for the year ended December 31, 2015 reflect the aggregate operations, changes in cash flows and equity on a carved-out and combined basis for the period from January 1, 2015 through the date of separation and on a consolidated basis subsequent to the date of separation. The financial data for the periods prior to the separation date are prepared on a carved-out and combined basis from the consolidated financial statements of Vornado as the UE Business was under common control of Vornado prior to January 15, 2015.

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Balance Sheet Data as of period end:
Real estate, net of accumulated depreciation	$2,123,120	$2,084,727	$1,597,423	$1,575,530	$1,555,301
Total assets	2,798,994	2,820,808	1,904,138	1,918,931	1,731,176
Mortgages payable, net	1,550,242	1,564,542	1,197,513	1,233,983	1,278,182
Total liabilities	1,793,017	1,830,267	1,408,021	1,447,477	1,472,313
Total equity	1,005,977	990,541	496,117	471,454	258,863

Other Data:
Cash flow Statement Data:
Provided by operating activities	137,040	157,898	137,249	138,078	105,688
Used in investing activities	(64,803)	(295,732)	(59,230)	(66,415)	(45,586)
Used in (provided by) financing activities	(115,556)	498,489	(115,858)	93,795	(63,807)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict; these factors include, among others, the estimated remediation and repair costs related to natural disasters at the affected properties and the loss of or bankruptcy of a major tenant and the impact of any such event. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2018, Urban Edge owned approximately 90.0% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary that consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of December 31, 2018, our portfolio comprised 83 shopping centers, four malls and a warehouse park totaling approximately 16.3 million square feet.
Operating Strategy. Our operating strategy is to maximize the value of our existing assets through proactive management encompassing: continuous asset evaluation for highest-and-best-use; efficient and cost-conscious operations that minimize retailer operating expense and enhance property quality; and targeted leasing to desirable tenants. During 2018 we:

•	increased same-property cash Net Operating Income (“NOI”)(1) by 0.7% over the year ended December 31, 2017;

•	reported a decline of same-property retail portfolio occupancy(2) to 93.2% from 96.6% as of December 31, 2017;

•	reported a decline of consolidated retail portfolio occupancy(3) to 92.6% from 96.0% as of December 31, 2017 due to tenant bankruptcies;

•
signed 44 new leases totaling 433,113 square feet, including 15 new leases on a same-space(4) basis totaling 221,585 square feet at an average rental rate of $11.51 per square foot on a GAAP basis and $10.77 per square foot on a cash basis, and resulting in average rent spreads of (1.4)% on a GAAP basis and (11.6)% on a cash basis; and

•
renewed or extended 77 leases totaling 1,216,572 square feet, all on a same-space basis, at an average rental rate of $19.25 per square foot on a GAAP basis and $18.86 per square foot on a cash basis and, generating average rent spreads of 12.8% on a GAAP basis and 5.4% on a cash basis.

Investment Strategy. Our investment strategy is to selectively deploy capital through redevelopment and development of our existing assets and through acquisitions in our target markets that are expected to generate attractive risk-adjusted returns. At the same time, we plan to sell assets that no longer meet our investment criteria. During 2018, we:

•	increased the number of active development and redevelopment projects; active projects have a total expected investment of $196.5 million of which $50.5 million remains to be funded;

•
completed projects at The Outlets at Montehiedra in San Juan, PR, Bergen Town Center in Paramus, NJ, West End Commons in North Plainfield, NJ, Goucher Commons in Towson, MD, Marlton Commons in Marlton, NJ, Lawnside Commons in Lawnside, NJ, Governors Commons in Glen Burnie, MD, Cherry Hill Commons in Cherry Hill, NJ and Rockaway River Commons in Rockaway, NJ of which $1.0 million remains to be funded;

•	identified approximately $52.5 million of additional development and redevelopment projects expected to be completed over the next several years;

•	acquired four retail assets, at an aggregate purchase price of $4.9 million and 26,050 sf, all adjacent to centers currently owned by us; and

•	completed the sale of our property in Allentown, PA for $54.3 million, net of selling costs and the sale of land in Cherry Hill, NJ for $3.3 million, net of selling costs.
Capital Strategy. Our capital strategy is to keep our balance sheet strong, flexible and capable of supporting growth by using cash flow from operations, refinancing debt when opportunities are favorable, issuing debt when appropriate and reinvesting funds from selective asset sales. During 2018, we:

•	extinguished $11.5 million of mortgage debt secured by our former property in Englewood, NJ and recognized a $2.5 million gain on extinguishment of debt as a result of the property’s foreclosure sale;

•	drew no amounts on our revolving credit agreement, of which $600 million remains available; and

•	ended the year with cash and cash equivalents, including restricted cash, of $457.5 million and debt, net of cash, to total market capitalization of 30.1%.
2019 Outlook. We seek growth in earnings, funds from operations, and cash flows primarily by:

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

(1)Refer to page 39 for a reconciliation to the nearest GAAP measure.
(2)Information provided on a same-property basis excludes properties under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or under contract to be sold during the periods being compared and totals 75 properties for the years ended December 31, 2018 and December 31, 2017.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP”, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenue and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in “Item 1A. Risk Factors” of this Annual Report on Form 10-K. Management considers an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated results of operations or financial condition.

Our significant accounting policies are more fully described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K; however, the most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates, are as follows:

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses. The carrying value of a property may also be individually reassessed in the event a casualty occurs at that property. Casualty events may include property damage from a natural disaster or fire. When such an event occurs, management estimates the net book value of assets damaged over the property’s total gross leasable area and adjusts the property’s carrying value to reflect the damages. Estimates are subjective and may change if additional damage is later assessed.

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•	Rental revenue comprises revenue from property rentals and tenant expense reimbursements, as designated within tenant operating leases.

◦
Property Rentals: We generate revenue from minimum lease payments from tenant operating leases. These rents are recognized over the noncancelable terms of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases in accordance with ASC 840 Leases. We satisfy our performance obligations over time, under the noncancelable lease term, commencing when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a lease incentive to tenants, we recognize the incentive as a reduction of rental revenue on a straight-line basis over the remaining term of the lease. The underlying leased asset remains on our consolidated balance sheet and continues to depreciate. In addition to minimum lease payments, certain rental income derived from our tenant leases is contingent and dependent on percentage rent. Percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales.

◦
Tenant expense reimbursements: In accordance with ASC 840, revenue arises from tenant leases, which provide for the recovery of all or a portion of the operating expenses, real estate taxes and capital improvements of the respective property. This revenue is accrued in the period the expenses are incurred.

•
Income from acquired leasehold interest: Income from acquired leasehold interest was revenue generated in connection with the write-off of an unamortized intangible liability balance related to the below-market ground lease as well as the balance of the straight-line receivable balance, upon acquisition of the leasehold interest of the property. This revenue was recognized in accordance with ASC 840.

•
Other Income: Other income is generated in connection with certain services provided to tenants for which we earn a fee. This revenue is recognized as the services are transferred in accordance with ASC 606, with the exception of lease termination fee income, which is recognized when received in accordance with ASC 840.

•
Management and development fees: We generate management and development fee income from contractual property management agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.

Recent Accounting Pronouncements

See Note 3 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recent accounting pronouncements that may affect us. Additionally, see Note 7 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recent amendments to the Internal Revenue Code.

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
Our primary cash expenditures consist of our property operating and capital costs, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance and utilities; general and administrative expenses include payroll, professional fees, information technology, office expenses and other administrative expenses; and interest and debt expense is primarily interest on our mortgage debt. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.

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
The following provides an overview of our key non-GAAP measures based on our consolidated results of operations (refer to cash NOI, same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Year Ended December 31,
(Amounts in thousands)	2018	2017
Net income	$116,963	$72,938
FFO applicable to diluted common shareholders(1)	168,511	157,560
Cash NOI(2)	226,965	233,304
Same-property cash NOI(2)	191,220	189,875
(1) Refer to page 40 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 39 for a reconciliation to the nearest GAAP measure.

Comparison of the Year Ended December 31, 2018 to December 31, 2017
Net income for the year ended December 31, 2018 was $117.0 million, compared to net income of $72.9 million for the year ended December 31, 2017. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2018 as compared to the same period of 2017:

	For the year Ended December 31,
(Amounts in thousands)	2018	2017	$ Change
Total revenue	$414,160	$407,042	$7,118
Depreciation and amortization	99,422	82,281	17,141
Real estate taxes	63,655	59,737	3,918
Property operating expenses	74,222	50,894	23,328
General and administrative	34,984	30,691	4,293
Casualty and impairment loss, net	4,426	7,382	(2,956)
Provision for doubtful accounts	4,138	3,445	693
Gain on sale of real estate	52,625	202	52,423
Interest income	8,336	2,248	6,088
Interest and debt expense	64,868	56,218	8,650
Gain (loss) on extinguishment of debt	2,524	(35,336)	37,860
Income tax (expense) benefit	(3,519)	278	(3,797)
Total revenue increased by $7.1 million to $414.2 million in the year ended December 31, 2018 from $407.0 million in the year ended December 31, 2017. The increase is primarily attributable to:

•	$22.4 million increase as a result of the write-off of below-market lease intangible liabilities related to our recapture of four out of nine Toys “R” Us leases and one Fallas lease;

•	$9.8 million increase as a result of acquisitions net of dispositions;

•	$8.2 million increase in property rentals due to rent commencements, lease modifications and contractual rent increases;

•	$5.1 million increase in tenant expense reimbursements due to an increase in recoverable expenses and revenue from recoverable capital projects; and

•
$0.8 million decrease in rent abatements at our two malls in Puerto Rico as a result of Hurricane Maria, and at our property, Bergen Town Center, in Paramus, NJ, as a result of a construction rental abatements, partially offset by

•
$39.2 million lower income from acquired leasehold interest due to the write-off of the unamortized intangible liability related to the below-market ground lease acquired and existing straight-line receivable balance in connection with the acquired ground lease at Shops at Bruckner, in the first quarter of 2017.

Depreciation and amortization increased by $17.1 million to $99.4 million in the year ended December 31, 2018 from $82.3 million in the year ended December 31, 2017. The increase is primarily attributable to:

•	$13.3 million increase as a result of the write-off of the existing tenant improvements and intangible assets related to recaptured leases and early lease terminations;

•	$5.0 million increase as a result of acquisitions net of dispositions; and

•	$3.2 million increase from completed development projects and tenant improvements, partially offset by

•
$4.4 million decrease as a result of the write-off of the existing intangible assets at Yonkers Gateway Center upon acquisition of the remaining fee and leasehold interests in the second quarter of 2017.

Real estate taxes increased by $3.9 million to $63.7 million in the year ended December 31, 2018 from $59.7 million in the year ended December 31, 2017. The increase is primarily attributable to:

•	$2.0 million increase due to higher assessed values and tax rates and decrease in capitalized real estate taxes due to development projects placed into service; and

•	$1.9 million increase as a result of acquisitions net of dispositions.
Property operating expenses increased by $23.3 million to $74.2 million in the year ended December 31, 2018 from $50.9 million in the year ended December 31, 2017. The increase is primarily attributable to:

•	$15.5 million of lease termination payments to acquire the Toys “R” Us leases at Bruckner Commons in the Bronx, NY and Hudson Mall in Jersey City, NJ;

•	$4.2 million in additional common area maintenance projects;

•	$3.0 million increase as a result of acquisitions net of dispositions; and

•	$0.6 million increase in accrued environmental remediation costs.
General and administrative expenses increased by $4.3 million to $35.0 million in the year ended December 31, 2018 from $30.7 million in the year ended December 31, 2017. The increase is primarily attributable to:

•	$2.6 million higher stock-compensation expense due to additional equity awards granted; and

•
$1.9 million of costs associated with hiring a new Chief Operating Officer and a new President of Development and severance expenses related to the termination of a prior executive, partially offset by

•	$0.2 million decrease in legal and other professional fees.
Casualty and impairment losses of $4.4 million were recognized in the year ended December 31, 2018 as a result of the following events:

•
$5.6 million of real estate impairment losses recognized on our properties in Salem, NH, as a result of the vacancy caused by the Toys “R” Us bankruptcy, and in West Babylon, NY, as a result of an executed letter of intent, partially offset by

•	$1.2 million net casualty gain recognized as result of Hurricane Maria, consisting of $1.5 million of insurance proceeds, offset by $0.3 million of hurricane related expenses.
Casualty and impairment losses of $7.4 million were recognized in the year ended December 31, 2017 as a result of the following events:

•	$3.5 million real estate impairment loss on our property in Eatontown, NJ, prior to sale on June 30, 2017; and

•
$3.9 million casualty loss incurred as a result of Hurricane Maria, consisting of a $2.2 million write-off of the estimated net book value of the fixed assets damaged by the hurricane, and $1.7 million of hurricane related expenses.

Provision for doubtful accounts increased by $0.7 million to $4.1 million in the year ended December 31, 2018 from $3.4 million in the year ended December 31, 2017. The increase is primarily attributable to additional reserves for troubled tenants.
A gain on sale of real estate of $52.6 million was recognized in the year ended December 31, 2018 comprised of $50.4 million as a result of the sale of our property in Allentown, PA on April 26, 2018 and $2.2 million as a result of the sale of a 5.7 acre land parcel on July 5, 2018 at our property, Cherry Hill Commons, in Cherry Hill, NJ. In the year ended December 31, 2017 we recognized a $0.2 million gain on sale of real estate as a result of the sale of excess land at our property in Kearny, NJ on September 8, 2017.
Interest income increased by $6.1 million to $8.3 million in the year ended December 31, 2018 from $2.2 million in the year ended December 31, 2017. The increase is primarily attributable to an increase in cash investments and an increase in interest rates.
Interest and debt expense increased by $8.7 million to $64.9 million in the year ended December 31, 2018 from $56.2 million in the year ended December 31, 2017. The increase is primarily attributable to:

•
$5.6 million net increase in interest due to the refinancing of the $544 million cross-collateralized mortgage loan into 18 new individual, non-recourse mortgage financings totaling $710 million closed in the fourth quarter of 2017;

•	$2.5 million increase in interest from loans issued and assumed on acquisitions, partially offset by a decrease due to the extinguishment of debt at Englewood in the first quarter of 2018; and

•	$0.6 million decrease in interest capitalized related to the completion of development projects.
We recognized a $2.5 million gain on extinguishment of debt in the year ended December 31, 2018 as a result of the foreclosure sale and forgiveness of the $11.5 million mortgage debt secured by our property in Englewood, NJ. Loss on extinguishment of debt of $35.3 million was recognized in the year ended December 31, 2017 as a result of the following events:

•
$34.1 million charge related to the early debt extinguishment in connection with the refinancing of our $544 million cross-collateralized mortgage consisting of a $31.1 million defeasance expense and $3.0 million write-off of unamortized deferred financing fees; and

•
$1.3 million charge from the refinancing of our mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, consisting of a $1.1 million prepayment penalty and $0.2 million of unamortized deferred financing fees on the original loan.

We recognized income tax expense of $3.5 million in the year ended December 31, 2018 attributable to:

•	$2.3 million from the impact of changes in deferred taxes attributable to losses and capitalized costs related to Hurricane Maria;

•	$1.0 million resulting from non-hurricane related operating activities at our Puerto Rico properties; and

•	$0.2 million resulting from the Company’s TRS activities.
We recognized an income tax benefit of $0.3 million in the year ended December 31, 2017 driven by the losses from Hurricane Maria in 2017.

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

	For the year ended December 31,
(Amounts in thousands)	2017	2016	$ Change
Total revenue	$407,042	$325,976	$81,066
Property operating expenses	50,894	45,280	5,614
General and administrative expenses	30,691	28,843	1,848
Depreciation and amortization	82,281	56,145	26,136
Real estate taxes	59,737	51,429	8,308
Casualty and impairment loss	7,382	—	7,382
Provision for doubtful accounts	3,445	1,214	2,231
Gain on sale of real estate	202	15,618	(15,416)
Interest and debt expense	56,218	51,881	4,337
Loss on extinguishment of debt	35,336	—	35,336
Income tax benefit (expense)	278	(804)	1,082
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
General and administrative expenses increased by $1.8 million to $30.7 million in the year ended December 31, 2017 from $28.8 million in the year ended December 31, 2016. The increase is primarily attributable to:

•	$2.4 million net increase in employment costs including $1.7 million increase in share based compensation expense and $0.5 million severance expense; and

•	$0.6 million net increase in legal, other professional fees and costs related to information technology, partially offset by

•	$1.1 million decrease in transaction costs.
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
Loss on extinguishment of debt of $35.3 million in the year ended December 31, 2017 was recognized as a result of the following events:

•
$34.1 million charge related to the early debt extinguishment in connection with the refinancing of our $544 million cross-collateralized mortgage consisting of a $31.1 million defeasance expense and $3.0 million write-off of unamortized deferred financing fees; and

•
$1.3 million charge from the refinancing of our mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, consisting of a $1.1 million prepayment penalty and $0.2 million of unamortized deferred financing fees on the original loan.

Income tax expense decreased by $1.1 million resulting in an income tax benefit of $0.3 million in the year ended December 31, 2017 from $0.8 million of expense in the year ended December 31, 2016 primarily due to the impact of the losses from Hurricane Maria in 2017.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 75 properties for the years ended December 31, 2018 and 2017. Information provided on a same-property basis excludes properties under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or under contract to be sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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
Same-property cash NOI increased by $1.3 million, or 0.7%, for the year ended December 31, 2018 as compared to the year ended December 31, 2017.

The following table reconciles net income to cash NOI and same-property cash NOI for the years ended December 31, 2018 and 2017.

	For the year ended December 31,
(Amounts in thousands)	2018	2017
Net income	$116,963	$72,938
Management and development fee income from non-owned properties	(1,469)	(1,535)
Income tax expense (benefit)	3,519	(278)
Other income	(146)	(118)
Depreciation and amortization	99,422	82,281
General and administrative expense	34,984	30,691
Casualty and impairment loss, net(1)	4,426	7,382
Gain on sale of real estate	(52,625)	(202)
Interest income	(8,336)	(2,248)
Interest and debt expense	64,868	56,218
(Gain) loss on extinguishment of debt	(2,524)	35,336
Non-cash revenue and expenses	(32,117)	(47,161)
Cash NOI(2)	226,965	233,304
Adjustments:
Non-same property cash NOI(2)(3)	(51,132)	(44,623)
Lease termination payments	15,500	—
Natural disaster related operating loss(4)	40	1,267
Construction rental abatement	291	902
Tenant bankruptcy settlement and lease termination income	(1,028)	(975)
Environmental remediation costs	584	—
Same-property cash NOI	$191,220	$189,875
Adjustments:
Cash NOI related to properties being redeveloped(5)	20,431	18,937
Same-property cash NOI including properties in redevelopment	$211,651	$208,812
(1) The year ended December 31, 2018 reflects impairment losses recognized at our properties in Salem, NH and West Babylon, NY, partially offset by insurance proceeds, net of hurricane-related expenses. The year ended December 31, 2017 includes hurricane-related expenses, a write-off of the net book value of assets damaged and real estate impairment losses.
(2) Cash NOI is calculated as total property revenues less property operating expenses excluding the net effects of non-cash rental income and non-cash ground rent expense but includes bad debt expense.
(3) Non-same property cash NOI includes cash NOI related to properties being redeveloped and properties acquired or disposed.
(4) The year ended December 31, 2018 reflects rental and tenant reimbursement losses, offset by reversals of provisions for payments received from tenants at Las Catalinas. The year ended December 31, 2017 reflects rental and tenant reimbursement losses and provisions for outstanding amounts due from tenants at Las Catalinas.
(5) The year ended December 31, 2018 excludes rental and tenant reimbursement losses, partially offset by a reversal of provisions for payments received from tenants at Montehiedra. The year ended December 31, 2017 excludes rental and tenant reimbursement losses as well as provisions for outstanding amounts due from tenants at Montehiedra.

Funds From Operations
FFO applicable to diluted common shareholders for the year ended December 31, 2018 was $168.5 million compared to $157.6 million for the year ended December 31, 2017.

We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (‘‘NAREIT’’) definition. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable real estate and land when connected to the main business of a REIT, impairments on depreciable real estate or land related to a REIT's main business, rental property depreciation and amortization expense. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period to period both internally and among our peers because this non-GAAP measure excludes net gains on sales of depreciable real estate, real estate impairment losses, rental property depreciation and amortization expense which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash flows from operating activities in accordance with GAAP, should not be considered an alternative to net income as an indication of our performance, and is not indicative of cash flow as a measure of liquidity or our ability to make cash distributions. FFO may not be comparable to similarly titled measures employed by others.

	For the year ended December 31,
(Amounts in thousands)	2018	2017
Net income	$116,963	$72,938
Less net income attributable to noncontrolling interests in:
Operating partnership	(11,768)	(5,824)
Consolidated subsidiaries	(45)	(44)
Net income attributable to common shareholders	105,150	67,070
Adjustments:
Rental property depreciation and amortization	98,644	81,401
Real estate impairment loss	5,574	3,467
Gain on sale of real estate	(52,625)	(202)
Limited partnership interests in operating partnership(1)	11,768	5,824
FFO applicable to diluted common shareholders	$168,511	$157,560
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented. The calculations of FFO applicable to diluted common shareholders include earnings allocated to LTIP and OP unitholders. The calculations of the weighted average share totals for the years ended December 31, 2018 and December 31, 2017 include the redeemable shares outstanding as their inclusion is dilutive.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP Unit for each of the four quarters in 2018, or an annual rate of $0.88. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

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

At December 31, 2018, we had cash and cash equivalents, including restricted cash, of $457.5 million and no amounts drawn on our revolving credit agreement. In addition, the Company has the following sources of capital available:

Year Ended December 31,
(Amounts in thousands)	2018
ATM equity program(1)
Original offering amount	$250,000
Available capacity	$241,300

Revolving credit agreement(2)
Total commitment amount	$600,000
Available capacity	$600,000
Maturity(3)	March 7, 2021
(1) Refer to Note 14 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(2) Refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
(3) On March 7, 2017, we amended and extended our revolving credit agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options.

We have no debt scheduled to mature in 2019. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our ATM equity program, our revolving credit agreement and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Summary of Cash Flows

Cash and cash equivalents including restricted cash was $457.5 million at December 31, 2018, compared to $500.8 million as of December 31, 2017, a decrease of $43.3 million.

Our cash flow activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Net cash provided by operating activities	$137,040	$157,898	$137,249
Net cash used in investing activities	(64,803)	(295,732)	(59,230)
Net cash (used in) provided by financing activities	(115,556)	498,489	(115,858)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from tenant rent and tenant expense reimbursements and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $137.0 million for the year ended December 31, 2018, decreased by $20.9 million from $157.9 million as of December 31, 2017, driven by $15.5 million of lease termination payments to acquire the Toys “R” Us leases at Bruckner Commons in the Bronx, NY and Hudson Mall in Jersey City, NJ. The remaining decrease in cash is due to the timing of cash receipts and payments related to changes in operating assets and liabilities.
Net cash provided by operating activities of $157.9 million for the year ended December 31, 2017, increased by $20.7 million from $137.2 million as of December 31, 2016 driven by $21.2 million net increase in cash provided by operating activities, offset by a $0.5 million net decrease in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $64.8 million for the year ended December 31, 2018, decreased by $230.9 million from $295.7 million as of December 31, 2017 due to a (i) $206.5 million decrease in cash used for acquisitions in 2018, (ii) $52.6 million increase in cash provided by dispositions driven by the sale of our property in Allentown, PA and the sale of land in Cherry Hill, NJ, (iii) $1.3 million of insurance proceeds for physical property damages caused by Hurricane Maria at our two properties in Puerto Rico and by a tornado at our property in Wilkes-Barre, PA, partially offset by (iv) $29.4 million increase in cash used for real estate development and capital improvements at existing properties.
Net cash used in investing activities of $295.7 million for the year ended December 31, 2017, increased by $236.5 million from $59.2 million for the year ended December 31, 2016 due to a (i) $202.1 million increase in cash used in acquiring nine real estate assets during 2017, with total gross leasable area of 2.0 million sf, (ii) $19.4 million increase in cash used for real estate development and capital improvements at existing properties, and (iii) $14.9 million decrease in cash provided by dispositions due to the sale of our property in Waterbury, CT on June 9, 2016.
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities was $115.6 million for the year ended December 31, 2018, as compared to net cash provided by financing activities of $498.5 million for the year ended December 31, 2017. The difference is attributable to (i) $935.7 million of proceeds from borrowings due to mortgage loans assumed and issued in 2017, (ii) $347.9 million decrease in cash provided by proceeds from the issuance of common shares due to multiple equity offerings in 2017, (iii) $6.5 million increase in distributions to partners and (iv) $0.1 million increase in tax withholdings on vested restricted shares, partially offset by (v) $536.5 million used to purchase marketable securities in connection with debt defeasance in 2017, (vi) $125.4 million decrease in cash used in repaying debt (vii) $13.2 million decrease in cash used in issuing debt, and (viii) $1.1 million decrease in cash paid to extinguish debt.
Net cash provided by financing activities of $498.5 million for the year ended December 31, 2017 increased by $614.3 million from net cash used in financing activities of $115.9 million for the year ended December 31, 2016. The difference is attributable to (i) $935.7 million of proceeds from borrowings due to mortgage loans assumed and issued in 2017, (ii) $339.5 million of proceeds from the issuance of common shares in 2017 attributable to an underwritten public offering, and a direct sale of common shares with a large institutional investor, partially offset by (iii) $536.5 million of cash used in purchasing marketable securities in connection with debt defeasance in 2017, (iv) $91.2 million increase in cash used in repaying debt, (v) $18.5 million increase in distributions to partners, (vi) $13.2 million increase in cash used in issuing debt, (vii) $1.1 million increase in cash used to extinguish debt attributable to the refinancing of our Tonnelle Commons mortgage loan in 2017, and (viii) $0.3 million increase in tax withholdings on vested restricted shares.

Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rate as of December 31, 2018.

(Amounts in thousands)	Principal balance at December 31, 2018	Weighted Average Interest Rate at December 31, 2018
Mortgages payable:
Fixed rate debt	$1,392,659	4.12%
Variable rate debt(1)	169,500	4.09%
Total mortgages payable	1,562,159	4.12%
Unamortized debt issuance costs	(11,917)
Total mortgages payable, net of unamortized debt issuance costs	$1,550,242
(1) As of December 31, 2018, $80.5 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89.0 million bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of December 31, 2018. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases, certain redevelopment projects and/or yield maintenance upon repayment prior to maturity. As of December 31, 2018, we were in compliance with all debt covenants.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.10% to 1.55% and an annual facility fee of 15 to 35 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Based on our current leverage ratio as of December 31, 2018, our borrowing rate is LIBOR plus 1.15% and our annual facility fee is 0.20%.

During 2017, our property in Englewood, NJ was transferred to a receiver. On January 31, 2018, the property was sold at a foreclosure sale and on February 23, 2018, the court order was received approving the sale and discharging the receiver of all assets and liabilities related to the property. We recognized a gain on extinguishment of debt of $2.5 million as a result of the forgiveness of outstanding mortgage debt of $11.5 million, which is included in the consolidated statement of income for the year ended December 31, 2018.

We have contractual obligations related to our mortgage loans described further in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. Below is a summary of our contractual obligations as of December 31, 2018:

	Commitments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual cash obligations
Long-term debt obligations(1)	$1,986,824	$68,280	$256,197	$548,980	$1,113,367
Operating lease obligations	132,578	10,640	18,571	17,832	85,535
	$2,119,402	$78,920	$274,768	$566,812	$1,198,902
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2018.
Additional contractual obligations that have been excluded from this table are as follows:

•	Obligations related to construction and development contracts, since amounts are not fixed or determinable. Such contracts will generally be due over the next two years;

•	Obligations related to maintenance contracts, since these contracts typically can be canceled upon 30 to 60 days’ notice without penalty;

•	Obligations related to employment contracts with certain executive officers, since all agreements are subject to cancellation by either the Company or the executive without cause upon notice; and

•	Recorded debt premiums or discounts that are not obligations.
Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
(Amounts in thousands)	2018	2017
Capital expenditures:
Development and redevelopment costs	$107,157	$60,477
Capital improvements	4,750	13,181
Tenant improvements and allowances	5,079	7,568
Total capital expenditures	$116,986	$81,226
As of December 31, 2018, we had approximately $196.5 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $54.1 million of completed projects, an increase of $1.5 million from $249.1 million of projects as of December 31, 2017. We have advanced these projects $61.4 million since December 31, 2017 and anticipate that these projects will require an additional $51.5 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, using secured debt or issuing equity.

Commitments and Contingencies
Insurance
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for acts of terrorism but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses with limits of $5 million per occurrence and in the aggregate providing first and third-party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the year ended December 31, 2017, the Company incurred a $2.2 million charge reflecting the net book value of assets damaged and incurred $1.7 million of hurricane-related expenses, included in casualty and impairment loss, net on the accompanying consolidated statements of income. During the year ended December 31, 2018, the Company received $1.5 million in casualty insurance proceeds, which were partially offset by $0.3 million of hurricane-related costs, resulting in net casualty gains of $1.2 million included in casualty and impairment loss, net on the accompanying consolidated statements of income.

During the year ended December 31, 2018, the Company recognized $0.3 million of business interruption losses, comprised of $0.7 million of rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of rental revenue, offset by a $0.4 million reversal to provision for doubtful accounts for payments received from tenants on rents previously reserved.
During the year ended December 31, 2017, the Company recognized $2.2 million of business interruption losses, net of $1.8 million in cash advances received from its insurance carrier. Losses of $0.9 million pertained to rent abatements when the malls were closed or inoperable as a result of the hurricane, recorded as a reduction of rental revenue, and $1.3 million was recorded as a provision for doubtful accounts for unpaid rents.

No determination has been made as to the total amount or timing of additional insurance payments that may be received as a result of the hurricane.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million and $1.2 million on our consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the year ended December 31, 2018, the Company recognized $0.6 million of environmental remediation costs included in property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our base rent is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations

During the year ended December 31, 2018, Toys “R” Us, Sears, Fallas, and National Wholesale Liquidators filed for Chapter 11 bankruptcy protection.

During September 2017, Toys “R” Us filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and announced an orderly wind-down of its U.S. business and liquidation of all U.S. stores on March 15, 2018. Prior to the liquidation, the Company had leases with Toys “R” Us at nine locations with annual rental revenue of $7.6 million. The status of the Toys “R” Us leases is as follows:

•
The Company paid $15.5 million to recapture the leases at Hudson Mall in Jersey City, NJ in July 2018 and Bruckner Commons in the Bronx, NY in September 2018 to accelerate the redevelopment of these properties. The previous rents were well under-market.

•	Raymour & Flanigan acquired the lease at Manalapan Commons in Manalapan, NJ in July 2018.

•
Toys “R” Us rejected its leases in Woodbridge, NJ, Union, NJ, Amherst, NY and Wilkes-Barre, PA in July 2018 and Cherry Hill, NJ and Salem, NH in October 2018. Annual gross rent on these leases amounted to approximately $5.7 million. The Company is in active discussions to lease these spaces.

In connection with the Toys “R” Us bankruptcy, the Company recognized a write-off of $21.6 million of below-market intangible liabilities (classified within rental revenue), $15.5 million of lease termination payments (classified within property operating expense) and a $1.0 million write-off of reserves on receivables from straight-line rents in the year ended December 31, 2018.

Fallas filed for Chapter 11 bankruptcy protection on August 6, 2018. Prior to the tenant vacating, the Company had one lease with Fallas at the Shops at Bruckner in the Bronx, NY comprising approximately 38,000 sf which generated $1.4 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $0.8 million of below-market intangible liabilities (classified within rental revenue) in the year ended December 31, 2018. The Company is currently exploring leasing alternatives for this space.

Sears filed for Chapter 11 bankruptcy protection on October 15, 2018. The Company has four Kmart leases with Sears comprising approximately 547,000 sf, which generate $8.5 million in annual rental revenue. Sears recently announced the acquisition of its assets by ESL Investments, Inc. (“ESL”) for approximately $5.2 billion. Kmart closed its stores at Las Catalinas in Puerto Rico and in Huntington, NY at the end of January 2019; however, property rents have been paid on all four Kmart locations through February 2019 and it is not clear whether ESL will attempt to assume or reject these leases. The Company is monitoring the proceedings and considering its alternatives.

National Wholesale Liquidators filed for Chapter 11 bankruptcy protection on October 24, 2018. The Company had one lease with National Wholesale Liquidators in Lodi, NJ comprising approximately 171,000 sf, which generated $3.1 million in annual rental revenue. This lease was rejected and returned to us on November 30, 2018. In connection with the bankruptcy, the Company recorded a $0.8 million write-off of reserves on receivables from straight-line rents in the year ended December 31, 2018. The Company is currently exploring leasing alternatives, including mixed-use development at this property.

Inflation and Economic Condition Considerations
Most of our leases contain provisions designed to partially mitigate the impact of inflation. Although inflation has been low in recent periods and has had a minimal impact on the performance of our shopping centers, it is very possible that inflation will increase in future years. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under the lease. A small number of our leases also include percentage rent clauses enabling us to receive additional rent based on tenant sales above a predetermined level, which sales generally increase as prices rise and are typically related to increases in the Consumer Price Index or similar inflation indices.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2018 or December 31, 2017.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of December 31, 2018, all of our variable rate debt outstanding had rates indexed to LIBOR.

	2018					2017
(Amounts in thousands)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$169,500		4.09%	$1,695		$169,500		3.10%
Fixed Rate	1,392,659		4.12%	—	(2)	1,408,817		4.14%
	$1,562,159	(1)		$1,695		$1,578,317	(1)
(1) Excludes unamortized debt issuance costs of $11.9 million and $13.8 million as of December 31, 2018 and December 31, 2017, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would increase by approximately $13.9 million based on outstanding balances as of December 31, 2018.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2018, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2018, the estimated fair value of our consolidated debt was $1.5 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Trustees
Urban Edge Properties
New York, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
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

DELOITTE & TOUCHE LLP
New York, New York
February 13, 2019
We have served as the Company's auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners of
Urban Edge Properties LP
New York, New York

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties LP (the "Operating Partnership") as of December 31, 2018 and 2017, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Operating Partnership's internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2019 expressed an unqualified opinion on the Operating Partnership 's internal control over financial reporting.
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

DELOITTE & TOUCHE LLP
New York, New York
February 13, 2019
We have served as the Operating Partnership's auditor since 2016.

URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Real estate, at cost:
Land	$525,819	$521,669
Buildings and improvements	2,156,113	2,010,527
Construction in progress	80,385	133,761
Furniture, fixtures and equipment	6,675	5,897
Total	2,768,992	2,671,854
Accumulated depreciation and amortization	(645,872)	(587,127)
Real estate, net	2,123,120	2,084,727
Cash and cash equivalents	440,430	490,279
Restricted cash	17,092	10,562
Tenant and other receivables, net of allowance for doubtful accounts of $6,486 and $4,937, respectively	28,563	20,078
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $134 and $494, respectively	84,903	85,843
Identified intangible assets, net of accumulated amortization of $39,526 and $33,827, respectively	68,422	87,249
Deferred leasing costs, net of accumulated amortization of $16,826 and $14,796, respectively	21,277	20,268
Deferred financing costs, net of accumulated amortization of $2,764 and $1,740, respectively	2,219	3,243
Prepaid expenses and other assets	12,968	18,559
Total assets	$2,798,994	$2,820,808

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,550,242	$1,564,542
Accounts payable, accrued expenses and other liabilities	98,517	84,766
Identified intangible liabilities, net of accumulated amortization of $65,058 and $65,832, respectively	144,258	180,959
Total liabilities	1,793,017	1,830,267
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 114,345,565 and 113,827,529 shares issued and outstanding, respectively	1,143	1,138
Additional paid-in capital	956,420	946,402
Accumulated deficit	(52,857)	(57,621)
Noncontrolling interests:
Operating partnership	100,822	100,218
Consolidated subsidiaries	449	404
Total equity	1,005,977	990,541
Total liabilities and equity	$2,798,994	$2,820,808

See notes to consolidated financial statements.

 URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Rental revenue	$411,298	$365,082	$321,719
Management and development fees	1,469	1,535	1,759
Income from acquired leasehold interest	—	39,215	—
Other income	1,393	1,210	2,498
Total revenue	414,160	407,042	325,976
EXPENSES
Depreciation and amortization	99,422	82,281	56,145
Real estate taxes	63,655	59,737	51,429
Property operating	74,222	50,894	45,280
General and administrative	34,984	30,691	28,843
Casualty and impairment loss, net	4,426	7,382	—
Ground rent	11,448	10,848	10,047
Provision for doubtful accounts	4,138	3,445	1,214
Total expenses	292,295	245,278	192,958
Operating income	121,865	161,764	133,018
Gain on sale of real estate	52,625	202	15,618
Interest income	8,336	2,248	679
Interest and debt expense	(64,868)	(56,218)	(51,881)
Gain (loss) on extinguishment of debt	2,524	(35,336)	—
Income before income taxes	120,482	72,660	97,434
Income tax (expense) benefit	(3,519)	278	(804)
Net income	116,963	72,938	96,630
Less net income attributable to noncontrolling interests in:
Operating partnership	(11,768)	(5,824)	(5,812)
Consolidated subsidiaries	(45)	(44)	(3)
Net income attributable to common shareholders	$105,150	$67,070	$90,815

Earnings per common share - Basic:	$0.92	$0.62	$0.91
Earnings per common share - Diluted:	$0.92	$0.61	$0.91
Weighted average shares outstanding - Basic	113,863	107,132	99,364
Weighted average shares outstanding - Diluted	114,051	118,390	99,794

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, January 1, 2016	99,290,952	$993	$475,369	$(38,442)	$33,177	$357	$471,454
Net income attributable to common shareholders	—	—	—	90,815	—	—	90,815
Net income attributable to noncontrolling interests	—	—	—	—	5,812	3	5,815
Common shares issued	465,534	4	9,293	(348)	—	—	8,949
Dividends on common shares ($0.82 per share)	—	—	—	(81,240)	—	—	(81,240)
Distributions to redeemable NCI ($0.82 per unit)	—	—	—	—	(5,071)	—	(5,071)
Share-based compensation expense	—	—	3,751	149	1,533	—	5,433
Share-based awards retained for taxes	(1,586)	—	(38)	—	—	—	(38)
Balance, December 31, 2016	99,754,900	997	488,375	(29,066)	35,451	360	496,117
Net income attributable to common shareholders	—	—	—	67,070	—	—	67,070
Net income attributable to noncontrolling interests	—	—	—	—	5,824	44	5,868
Limited partnership units issued	—	—	105,200	—	65,884	—	171,084
Common shares issued	14,083,137	141	348,582	(319)	—	—	348,404
Dividends on common shares ($0.88 per share)	—	—	—	(95,381)	—	—	(95,381)
Distributions to redeemable NCI ($0.88 per unit)	—	—	—	—	(9,471)	—	(9,471)
Share-based compensation expense	—	—	4,532	75	2,530	—	7,137
Share-based awards retained for taxes	(10,508)	—	(287)	—	—	—	(287)
Balance, December 31, 2017	113,827,529	1,138	946,402	(57,621)	100,218	404	990,541
Net income attributable to common shareholders	—	—	—	105,150	—	—	105,150
Net income attributable to noncontrolling interests	—	—	—	—	11,768	45	11,813
Limited partnership interests:
Units redeemed for common shares	429,110	4	3,500	—	—	—	3,504
Reallocation of noncontrolling interests	—	—	1,263	—	(4,767)	—	(3,504)
Common shares issued	106,116	2	647	(172)	—	—	477
Dividends to common shareholders ($0.88 per share)	—	—	—	(100,244)	—	—	(100,244)
Distributions to redeemable NCI ($0.88 per unit)	—	—	—	—	(11,116)	—	(11,116)
Share-based compensation expense	—	—	4,992	30	4,719	—	9,741
Share-based awards retained for taxes	(17,190)	(1)	(384)	—	—	—	(385)
Balance, December 31, 2018	114,345,565	$1,143	$956,420	$(52,857)	$100,822	$449	$1,005,977

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,963	$72,938	$96,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,063	82,511	57,178
Income from acquired leasehold interest	—	(39,215)	—
Casualty and impairment loss	5,574	5,637	—
Gain on sale of real estate	(52,625)	(202)	(15,618)
(Gain) loss on extinguishment of debt	(2,524)	35,336	—
Amortization of deferred financing costs	2,879	2,876	2,830
Amortization of below market leases, net	(33,975)	(9,502)	(7,776)
Straight-lining of rent	(735)	352	227
Share-based compensation expense	9,741	7,137	5,433
Provision for doubtful accounts	4,138	3,445	1,214
Change in operating assets and liabilities:
Tenant and other receivables	(13,327)	(13,749)	(78)
Deferred leasing costs	(4,675)	(4,110)	(3,815)
Prepaid and other assets	1,867	(4,432)	141
Accounts payable, accrued expenses and other liabilities	3,676	18,876	883
Net cash provided by operating activities	137,040	157,898	137,249
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(118,765)	(89,344)	(69,901)
Acquisition of real estate	(4,931)	(211,393)	(9,267)
Proceeds from sale of operating properties	57,593	5,005	19,938
Insurance proceeds	1,300	—	—
Net cash used in investing activities	(64,803)	(295,732)	(59,230)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(4,288)	(129,640)	(38,458)
Dividends to common shareholders	(100,244)	(95,381)	(81,240)
Distributions to redeemable noncontrolling interests	(11,116)	(9,471)	(5,071)
Debt issuance costs	—	(13,193)	—
Taxes withheld for vested restricted shares	(385)	(287)	(38)
Payment on extinguishment of debt	—	(1,138)	—
Purchase of marketable securities in connection with debt defeasance	—	(536,505)	—
Proceeds related to the issuance of common shares	477	348,404	8,949
Proceeds from borrowings	—	935,700	—
Net cash (used in) provided by financing activities	(115,556)	498,489	(115,858)
Net (decrease) increase in cash and cash equivalents and restricted cash	(43,319)	360,655	(37,839)
Cash and cash equivalents and restricted cash at beginning of year	500,841	140,186	178,025
Cash and cash equivalents and restricted cash at end of year	$457,522	$500,841	$140,186

See notes to consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $3,313, $3,926 and $3,763, respectively	$65,699	$55,140	$51,137
Cash payments for income taxes	757	1,237	1,277
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	25,661	14,651	12,492
Mortgage debt forgiven in foreclosure	11,537	—	—
Write-off of fully depreciated assets	24,307	3,286	4,585
Acquisition of real estate through issuance of OP units	—	171,084	—
Acquisition of real estate through assumption of debt	—	69,659	—
Marketable securities transferred in connection with debt defeasance	—	536,590	—
Defeasance of mortgages payable	—	(505,473)	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$490,279	$131,654	$168,983
Restricted cash at beginning of year	10,562	8,532	9,042
Cash and cash equivalents and restricted cash at beginning of year	$500,841	$140,186	$178,025

Cash and cash equivalents at end of year	$440,430	$490,279	$131,654
Restricted cash at end of year	17,092	10,562	8,532
Cash and cash equivalents and restricted cash at end of year	$457,522	$500,841	$140,186

 See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Real estate, at cost:
Land	$525,819	$521,669
Buildings and improvements	2,156,113	2,010,527
Construction in progress	80,385	133,761
Furniture, fixtures and equipment	6,675	5,897
Total	2,768,992	2,671,854
Accumulated depreciation and amortization	(645,872)	(587,127)
Real estate, net	2,123,120	2,084,727
Cash and cash equivalents	440,430	490,279
Restricted cash	17,092	10,562
Tenant and other receivables, net of allowance for doubtful accounts of $6,486 and $4,937, respectively	28,563	20,078
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $134 and $494, respectively	84,903	85,843
Identified intangible assets, net of accumulated amortization of $39,526 and $33,827, respectively	68,422	87,249
Deferred leasing costs, net of accumulated amortization of $16,826 and $14,796, respectively	21,277	20,268
Deferred financing costs, net of accumulated amortization of $2,764 and $1,740, respectively	2,219	3,243
Prepaid expenses and other assets	12,968	18,559
Total assets	$2,798,994	$2,820,808

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,550,242	$1,564,542
Accounts payable, accrued expenses and other liabilities	98,517	84,766
Identified intangible liabilities, net of accumulated amortization of $65,058 and $65,832, respectively	144,258	180,959
Total liabilities	1,793,017	1,830,267
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 114,345,565 and 113,827,529 units outstanding, respectively	957,563	947,540
Limited partners: 12,736,633 and 12,812,954 units outstanding, respectively	105,447	105,495
Accumulated deficit	(57,482)	(62,898)
Total partners’ capital	1,005,528	990,137
Noncontrolling interest in consolidated subsidiaries	449	404
Total equity	1,005,977	990,541
Total liabilities and equity	$2,798,994	$2,820,808

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit and per unit amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Rental revenue	$411,298	$365,082	$321,719
Management and development fees	1,469	1,535	1,759
Income from acquired leasehold interest	—	39,215	—
Other income	1,393	1,210	2,498
Total revenue	414,160	407,042	325,976
EXPENSES
Depreciation and amortization	99,422	82,281	56,145
Real estate taxes	63,655	59,737	51,429
Property operating	74,222	50,894	45,280
General and administrative	34,984	30,691	28,843
Casualty and impairment loss, net	4,426	7,382	—
Ground rent	11,448	10,848	10,047
Provision for doubtful accounts	4,138	3,445	1,214
Total expenses	292,295	245,278	192,958
Operating income	121,865	161,764	133,018
Gain on sale of real estate	52,625	202	15,618
Interest income	8,336	2,248	679
Interest and debt expense	(64,868)	(56,218)	(51,881)
Gain (loss) on extinguishment of debt	2,524	(35,336)	—
Income before income taxes	120,482	72,660	97,434
Income tax (expense) benefit	(3,519)	278	(804)
Net income	116,963	72,938	96,630
Less: net income attributable to NCI in consolidated subsidiaries	(45)	(44)	(3)
Net income attributable to unitholders	$116,918	$72,894	$96,627

Earnings per unit - Basic:	$0.92	$0.62	$0.91
Earnings per unit - Diluted:	$0.92	$0.61	$0.91
Weighted average units outstanding - Basic	126,198	117,779	105,455
Weighted average units outstanding - Diluted	126,386	118,390	106,099

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2016	99,290,952	$476,362	6,150,224	$35,548	$(40,813)	$357	$471,454
Net income attributable to unitholders	—	—	—	—	96,627	—	96,627
Net income attributable to noncontrolling interests	—	—	—	—	—	3	3
Common units issued as a result of common shares issued by Urban Edge	465,534	9,297	—	—	(348)	—	8,949
Limited partnership units issued, net	—	—	228,480	—	—	—	—
Distributions to Partners ($0.82 per unit)	—	—	—	—	(86,311)	—	(86,311)
Share-based compensation expense	—	3,751	—	1,533	149	—	5,433
Share-based awards retained for taxes	(1,586)	(38)	—	—	—	—	(38)
Balance, December 31, 2016	99,754,900	489,372	6,378,704	37,081	(30,696)	360	496,117
Net income attributable to unitholders	—	—	—	—	72,894	—	72,894
Net income attributable to noncontrolling interests	—	—	—	—	—	44	44
Common units issued as a result of common shares issued by Urban Edge	14,083,137	348,723	—	—	(319)	—	348,404
Limited partnership units issued, net	—	105,200	6,434,250	65,884	—	—	171,084
Distributions to Partners ($0.88 per unit)	—	—	—	—	(104,852)	—	(104,852)
Share-based compensation expense	—	4,532	—	2,530	75	—	7,137
Share-based awards retained for taxes	(10,508)	(287)	—	—	—	—	(287)
Balance, December 31, 2017	113,827,529	947,540	12,812,954	105,495	(62,898)	404	990,541
Net income attributable to unitholders	—	—	—	—	116,918	—	116,918
Net income attributable to noncontrolling interests	—	—	—	—	—	45	45
Common units issued as a result of common shares issued by Urban Edge	106,116	649	—	—	(172)	—	477
Equity redemption of OP Units	429,110	3,504	(429,110)	—	—	—	3,504
Limited partnership units issued, net	—	—	352,789	—	—	—	—
Reallocation of noncontrolling interests	—	1,263	—	(4,767)	—	—	(3,504)
Distributions to Partners ($0.88 per unit)	—	—	—	—	(111,360)	—	(111,360)
Share-based compensation expense	—	4,992	—	4,719	30	—	9,741
Share-based awards retained for taxes	(17,190)	(385)	—	—	—	—	(385)
Balance, December 31, 2018	114,345,565	$957,563	12,736,633	$105,447	$(57,482)	$449	$1,005,977
(1) Limited partners have a 10.0% common limited partnership interest in the Operating Partnership as of December 31, 2018 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,963	$72,938	$96,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,063	82,511	57,178
Income from acquired leasehold interest	—	(39,215)	—
Casualty and impairment loss	5,574	5,637	—
Gain on sale of real estate	(52,625)	(202)	(15,618)
(Gain) loss on extinguishment of debt	(2,524)	35,336	—
Amortization of deferred financing costs	2,879	2,876	2,830
Amortization of below market leases, net	(33,975)	(9,502)	(7,776)
Straight-lining of rent	(735)	352	227
Share-based compensation expense	9,741	7,137	5,433
Provision for doubtful accounts	4,138	3,445	1,214
Change in operating assets and liabilities:
Tenant and other receivables	(13,327)	(13,749)	(78)
Deferred leasing costs	(4,675)	(4,110)	(3,815)
Prepaid and other assets	1,867	(4,432)	141
Accounts payable, accrued expenses and other liabilities	3,676	18,876	883
Net cash provided by operating activities	137,040	157,898	137,249
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(118,765)	(89,344)	(69,901)
Acquisition of real estate	(4,931)	(211,393)	(9,267)
Proceeds from sale of operating properties	57,593	5,005	19,938
Insurance proceeds	1,300	—	—
Net cash used in investing activities	(64,803)	(295,732)	(59,230)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(4,288)	(129,640)	(38,458)
Distributions to partners	(111,360)	(104,852)	(86,311)
Debt issuance costs	—	(13,193)	—
Taxes withheld for vested restricted units	(385)	(287)	(38)
Payment on extinguishment of debt	—	(1,138)	—
Purchase of marketable securities in connection with debt defeasance	—	(536,505)	—
Proceeds related to the issuance of common shares	477	348,404	8,949
Proceeds from borrowings	—	935,700	—
Net cash (used in) provided by financing activities	(115,556)	498,489	(115,858)
Net (decrease) increase in cash and cash equivalents and restricted cash	(43,319)	360,655	(37,839)
Cash and cash equivalents and restricted cash at beginning of year	500,841	140,186	178,025
Cash and cash equivalents and restricted cash at end of year	$457,522	$500,841	$140,186

See notes to consolidated financial statements.

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $3,313, $3,926 and $3,763, respectively	$65,699	$55,140	$51,137
Cash payments for income taxes	757	1,237	1,277
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	25,661	14,651	12,492
Mortgage debt forgiven in foreclosure	11,537	—	—
Write-off of fully depreciated assets	24,307	3,286	4,585
Acquisition of real estate through issuance of OP units	—	171,084	—
Acquisition of real estate through assumption of debt	—	69,659	—
Marketable securities transferred in connection with debt defeasance	—	536,590	—
Defeasance of mortgages payable	—	(505,473)	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$490,279	$131,654	$168,983
Restricted cash at beginning of year	10,562	8,532	9,042
Cash and cash equivalents and restricted cash at beginning of year	$500,841	$140,186	$178,025

Cash and cash equivalents at end of year	$440,430	$490,279	$131,654
Restricted cash at end of year	17,092	10,562	8,532
Cash and cash equivalents and restricted cash at end of year	$457,522	$500,841	$140,186

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2018, Urban Edge owned approximately 90.0% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired (“third-party unitholders”). Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of December 31, 2018, our portfolio consisted of 83 shopping centers, four malls and a warehouse park totaling approximately 16.3 million sf.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and with the instructions of Form 10-K. The consolidated financial statements as of and for the years ended December 31, 2018, 2017 and 2016 reflect the consolidation of the Company, the Operating Partnership, wholly-owned subsidiaries and those entities in which we have a controlling financial interest. All intercompany transactions have been eliminated in consolidation.

In accordance with ASC 205 Presentation of Financial Statements, the Company reclassified Property rentals and Tenant reimbursement income to Rental revenue on its consolidated statements of income for the years ended December 31, 2018, 2017, and 2016, respectively, as reflected in this Form 10-K. Additionally, in accordance with ASC 205, the Company reclassified Accounts payable and accrued expenses and Other liabilities to Accounts payable, accrued expenses and other liabilities on its consolidated balance sheets for the years ended December 31, 2018 and 2017, respectively, as reflected in this Form 10-K.

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, anticipated holding periods, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. Plans to hold properties over longer periods decrease the likelihood of recording impairment losses.

Real Estate Held For Sale — When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate its fair value, net of estimated costs to sell. If the estimated fair value, net of estimated costs to sell, of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. During the year ended December 31, 2017, we recognized a $3.5 million impairment charge on our property classified as held for sale in Eatontown, NJ. Refer to Note 4, Acquisitions and dispositions in Part II, Item 8. in this Annual Report on Form 10-K.

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

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•	Rental revenue comprises revenue from property rentals and tenant expense reimbursements, as designated within tenant operating leases.

◦
Property Rentals: We generate revenue from minimum lease payments from tenant operating leases. These rents are recognized over the noncancelable terms of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases in accordance with ASC 840 Leases. We satisfy our performance obligations over time, under the noncancelable lease term, commencing when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a lease incentive to tenants, we recognize the incentive as a reduction of rental revenue on a straight-line basis over the remaining term of the lease. The underlying leased asset remains on our consolidated balance sheet and continues to depreciate. In addition to minimum lease payments, certain rental income derived from our tenant leases is contingent and dependent on percentage rent. Percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales.

◦
Tenant expense reimbursements: In accordance with ASC 840, revenue arises from tenant leases, which provide for the recovery of all or a portion of the operating expenses, real estate taxes and capital improvements of the respective property. This revenue is accrued in the period the expenses are incurred.

•
Income from acquired leasehold interest: Income from acquired leasehold interest was revenue generated in connection with the write-off of an unamortized intangible liability balance related to the below-market ground lease as well as the balance of the straight-line receivable balance, upon acquisition of the leasehold interest of the property. This revenue was recognized in accordance with ASC 840.

•
Other Income: Other income is generated in connection with certain services provided to tenants for which we earn a fee. This revenue is recognized as the services are transferred in accordance with ASC 606, with the exception of lease termination fee income, which is recognized when received in accordance with ASC 840.

•
Management and development fees: We generate management and development fee income from contractual property management agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.

Noncontrolling Interests — Noncontrolling interests in consolidated subsidiaries represent the portion of equity that we do not own in those entities that we consolidate. We identify our noncontrolling interests separately within the equity section on the consolidated balance sheets. Noncontrolling interests in Operating Partnership include OP units and limited partnership interests in the Operating Partnership in the form of long-term incentive plan (“LTIP”) unit awards classified as equity.

Variable Interest Entities — Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or which do not have the obligation to absorb expected losses, do not have the right to receive expected residual returns, or do not have the characteristics of a controlling financial interest qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The consolidated and financial statements reflect the consolidation of VIEs in which the Company is the primary beneficiary.

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

Share-Based Compensation — We grant stock options, LTIP units, OP units, deferred share units, restricted share awards and performance-based units to our officers, trustees and employees. The term of each award is determined by the compensation committee of our Board of Trustees (the “Compensation Committee”), but in no event can such term be longer than ten years from the date of grant. The vesting schedule of each award is determined by the Compensation Committee, in its sole and absolute discretion, at the date of grant of the award. Dividends are paid on certain shares of unvested restricted stock, which makes the restricted stock a participating security.

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

Compensation expense for restricted share awards is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule or a cliff vesting schedule, we have elected to recognize compensation expense on a straight-line basis. Also included in Share-based compensation expense is the unrecognized compensation expense of awards issued under Vornado’s outperformance plan (“OPP”) prior to the separation for the Company’s employees who were previously Vornado employees. The OPP unrecognized compensation expense is recognized on a straight-line basis over the remaining life of the OPP awards issued. Share-based compensation expense is included in general and administrative expenses on the consolidated and statements of income.

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

Income Taxes — Our two Puerto Rico malls are subject to income taxes which are based on estimated taxable income and are included in income tax expense in the consolidated statements of income. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using the enacted tax rates in effect for the year in which these temporary differences are expected to be recovered or settled. Earnings and profits, which determine the taxability of dividends to shareholders, differs from net income reported for financial reporting purposes primarily because of differences in depreciable lives and cost bases of the malls, as well as other timing differences.

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2018. As of December 31, 2018, The Home Depot was our largest tenant with seven stores which comprised an aggregate of 920,000 sf and accounted for approximately $22.6 million, or 5.5% of our total revenue for the year ended December 31, 2018.

Recently Issued Accounting Literature
Effective January 1, 2018, we adopted (“ASU 2017-09”) Scope of Modification Accounting, which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting will not apply if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. We applied these amendments prospectively to awards modified on and after the adoption date. The adoption of this standard resulted in no impact to our consolidated financial statements. If we encounter a change to the terms or conditions of any of our share-based payment awards we will evaluate the need to apply modification accounting based on the new guidance. The general treatment for modifications of share-based payment awards is to record the incremental value arising from the change as additional compensation cost in the period of modification.
Effective January 1, 2018, we adopted (“ASU 2017-05”) Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets, to clarify the scope and accounting for derecognition of nonfinancial assets using the modified retrospective approach. ASU 2017-05 eliminated the guidance specific to real estate sales and partial sales of real estate. ASU 2017-05 defines “in-substance nonfinancial assets” and includes guidance on partial sales of nonfinancial assets. The adoption of this standard resulted in no material impact to our consolidated financial statements.
Effective January 1, 2018, we adopted (“ASU 2014-09”) Revenue from Contracts with Customers to ASC Topic 606, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition. ASU 2014-09 requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. We adopted the standard using the modified retrospective approach which requires applying the new standard to all existing contracts not yet completed as of the effective date. We have completed our evaluation of the standard’s impact on our revenue sources. The adoption of this standard did not have a material impact on our consolidated financial statements.
Effective for the fiscal period beginning January 1, 2019, we adopted (“ASU 2016-02”) Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). We initially applied the standard at the beginning of the period of adoption through the transition method issued by (“ASU 2018-11”) Leases: Targeted Improvements. The new standard requires lessees to apply a two-model approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The new standard requires lessors to account for the leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. We have completed our evaluation of the standard’s impact on the Company’s consolidated financial statements and accounting policies. For purposes of transition, we did not elect the hindsight practical expedient but did elect the practical expedient package, which has been applied consistently to all of our leases.
From a lessee perspective, the adoption will result in the recognition of a right-of-use ("ROU") asset and lease liability for 24 leases of approximately $100 million, which will be presented on our consolidated balance sheet beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2019. The standard's adoption will also impact the presentation of our consolidated income statement beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2019, due to accounting for the lease and non-lease components as a single lease component, which will be presented as "lease expense" on the consolidated statement of income. Prior to the adoption of ASC 842, related lease expense amounts were recognized within ground rent and general administrative expenses on the consolidated statement of income.

From a lessor perspective, the adoption will also result in additional general and administrative expenses, attributable to internal leasing department costs not meeting the definition of initial direct costs under ASC 842. Capitalized internal leasing costs were $0.7 million for the year ended December 31, 2018.

The adoption of this standard will also result in additional quantitative and qualitative footnote disclosures beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2019.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

During the year ended December 31, 2018 and December 31, 2017, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet		Purchase Price
						(in thousands)
January 26, 2018	938 Spring Valley Road	Maywood	NJ	2,000		$719
February 23, 2018	116 Sunrise Highway	Freeport	NY	4,750		447
February 28, 2018	197 West Spring Valley Ave	Maywood	NJ	16,300		2,799
May 24, 2018	7 Francis Place	Montclair	NJ	3,000		966
				2018 Total		$4,931	(1)

January 4, 2017	Yonkers Gateway Center	Yonkers	NY	—	(2)	$51,902
January 17, 2017	Shops at Bruckner	Bronx	NY	114,000		32,269
February 2, 2017	Hudson Mall	Jersey City	NJ	383,000		44,273
May 24, 2017	Yonkers Gateway Center	Yonkers	NY	437,000	(2)	101,825
May 24, 2017	The Plaza at Cherry Hill	Cherry Hill	NJ	413,000		53,535
May 24, 2017	Manchester Plaza	Manchester	MO	131,000		20,162
May 24, 2017	Millburn Gateway Center	Millburn	NJ	102,000		45,583
May 24, 2017	21 E Broad St / One Lincoln Plaza	Westfield	NJ	22,000		10,158
May 25, 2017	The Plaza at Woodbridge	Woodbridge	NJ	411,000		103,962
				2017 Total		$463,669	(1)

(1)
The total purchase prices for the properties acquired in the year ended December 31, 2018 and December 31, 2017, respectively, include $0.1 million and $11.3 million of transaction costs incurred in relation to the transactions.

(2)
On January 4, 2017, we acquired fee and leasehold interests, including the lessor position under an operating lease for the whole property. On May 24, 2017, we purchased the remaining fee and leasehold interests not previously acquired, including the lessee position under the operating lease for the whole property.

The properties purchased during the year ended December 31, 2018 are all adjacent to centers currently owned by the Company. Consideration for these purchases consisted of cash.

On January 4, 2017, we acquired fee and leasehold interests in Yonkers Gateway Center for $51.9 million. Consideration for this purchase consisted of the issuance of $48.8 million in OP units and $2.9 million of cash. The total number of OP units issued was 1.8 million at a value of $27.09 per unit. Transaction costs associated with this acquisition were $0.2 million.

On January 17, 2017, we acquired the leasehold interest in the Shops at Bruckner for $32.3 million, consisting of the assumption of the existing debt of $12.6 million and $19.4 million of cash. The property is a 114,000 sf retail center in the Bronx, NY directly across from our Bruckner Commons shopping center. We own the land under the Shops at Bruckner and had been leasing it to the seller under a ground lease that ran through September 2044. Concurrent with the acquisition, we wrote-off the unamortized intangible liability balance related to the below-market ground lease as well as the existing straight-line receivable balance. As a result, we recognized $39.2 million of income from acquired leasehold interest in the year ended December 31, 2017. Transaction costs associated with this acquisition were $0.3 million.

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

The aggregate purchase price of the above property acquisitions has been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	Debt premium	Total Purchase Price
(in thousands)
938 Spring Valley Road	$519	$200	$—	$—	$—	$719
116 Sunrise Highway	151	296	—	—	—	447
197 West Spring Valley Ave	1,768	1,031	—	—	—	2,799
7 Francis Place	381	585	—	—	—	966
2018 Total	$2,819	$2,112	$—	$—	$—	$4,931

Yonkers Gateway Center	$40,699	$—	$25,858	$(14,655)	$—	$51,902
Shops at Bruckner	—	32,979	12,029	(12,709)	(30)	32,269
Hudson Mall	15,824	37,593	9,930	(17,344)	(1,730)	44,273
Yonkers Gateway Center	22,642	110,635	38,162	(68,694)	(920)	101,825
The Plaza at Cherry Hill	14,602	33,666	7,800	(2,533)	—	53,535
Manchester Plaza	4,409	13,756	3,256	(1,259)	—	20,162
Millburn Gateway Center	15,783	25,387	5,360	(947)	—	45,583
21 E Broad St / One Lincoln Plaza	5,728	4,305	679	(554)	—	10,158
The Plaza at Woodbridge	21,547	75,017	11,596	(4,198)	—	103,962
2017 Total	$141,234	$333,338	$114,670	$(122,893)	$(2,680)	$463,669
(1) As of December 31, 2018, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2017 were 16.9 years and 15.1 years, respectively. As of December 31, 2017, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2017 were 17.9 years and 16.6 years, respectively.

As of December 31, 2018, we were under contract to purchase an office building in Maywood, NJ, adjacent to our existing center, Bergen Town Center. The building is subject to a ground lease, which the Company will acquire the lessee position of for a purchase price of $7.1 million. The transaction is scheduled to close by the end of 2019.

Dispositions

On April 26, 2018, we completed the sale of our property in Allentown, PA, which was previously classified as held for sale, for $54.3 million, net of selling costs. As a result of this transaction, we recognized a $50.4 million gain on sale of real estate during the year ended December 31, 2018.

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

On September 8, 2017, we completed the sale of excess land in Kearny, NJ for $0.3 million, resulting in a gain of $0.2 million.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our identified intangible assets and liabilities:

(Amounts in thousands)	December 31, 2018	December 31, 2017
In-place leases	$75,454	$88,355
Accumulated amortization	(24,713)	(21,557)
Below-market ground leases(1)	23,730	23,730
Accumulated amortization	(11,791)	(10,819)
Above-market leases	7,129	7,356
Accumulated amortization	(2,565)	(1,228)
Other intangible assets	1,635	1,635
Accumulated amortization	(457)	(223)
Identified intangible assets, net of accumulated amortization	68,422	87,249
Below-market leases	209,316	246,791
Accumulated amortization	(65,058)	(65,832)
Identified intangible liabilities, net of accumulated amortization	$144,258	$180,959
(1) Intangible assets related to below-market leases where the Company is a lessee under a ground lease.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $34.0 million, $9.5 million, and $7.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $15.1 million, $9.3 million, $2.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Certain shopping centers are subject to ground leases or ground and building leases. Amortization of these acquired below-market leases resulted in additional rent expense of $1.0 million for each of the years ended December 31, 2018, 2017 and 2016, respectively.

The following table sets forth the estimated annual amortization expense related to intangible assets and liabilities for the five succeeding years commencing January 1, 2019:

(Amounts in thousands)	Below-Market	Above-Market		Below-Market
Year	Operating Lease Income	Operating Lease Expense	In-Place Leases	Ground Leases
2019	$10,005	$1,289	$7,431	$972
2020	9,837	1,014	6,194	972
2021	9,699	807	4,982	622
2022	9,622	433	4,049	590
2023	9,575	327	3,717	590

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of December 31, 2018 and December 31, 2017.

		Interest Rate at	December 31,	December 31,
(Amounts in thousands)	Maturity	December 31, 2018	2018	2017
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	3.95%	$28,930	$28,930
Westfield (One Lincoln Plaza)(1)	5/24/2022	3.95%	4,730	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	3.95%	55,340	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	4.25%	29,000	29,000
Watchung(2)	11/15/2024	4.25%	27,000	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	4.25%	24,500	24,500
Total variable rate debt			169,500	169,500
Fixed rate
Montehiedra (senior loan)	7/6/2021	5.33%	84,860	86,236
Montehiedra (junior loan)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center - West, Paramus	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	11,582	12,162
Jersey City (Hudson Mall)(5)	12/1/2023	5.07%	24,326	25,004
Yonkers Gateway Center(6)	4/6/2024	4.16%	31,704	33,227
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)(4)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	24,000	24,000
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco(3)	11/15/2034	6.40%	13,987	14,451
Englewood(7)	—	—%	—	11,537
Total fixed rate debt			1,392,659	1,408,817
	Total mortgages payable		1,562,159	1,578,317
	Unamortized debt issuance costs		(11,917)	(13,775)
Total mortgages payable, net of unamortized debt issuance costs			$1,550,242	$1,564,542

(1)	Bears interest at one month LIBOR plus 160 bps.

(2)	Bears interest at one month LIBOR plus 190 bps.

(3)
The mortgage payable balance on the loan secured by Mount Kisco (Target) includes $1.0 million of unamortized debt discount as of both December 31, 2018 and December 31, 2017, respectively. The effective interest rate including amortization of the debt discount is 7.30% as of December 31, 2018.

(4)
On March 29, 2017, we refinanced the $74 million, 4.59% mortgage loan secured by our Tonnelle Commons property in North Bergen, NJ, increasing the principal balance to $100 million with a 10-year fixed rate mortgage, at 4.18%. As a result, we recognized a loss on extinguishment of debt of $1.3 million during the year ended December 31, 2017, comprised of a $1.1 million prepayment penalty and write-off of $0.2 million of unamortized deferred financing fees on the original loan.

(5)
The mortgage payable balance on the loan secured by Hudson Mall includes $1.2 million and $1.5 million of unamortized debt premium as of December 31, 2018 and December 31, 2017, respectively. The effective interest rate including amortization of the debt premium is 3.88% as of December 31, 2018.

(6)
The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.7 million and $0.8 million of unamortized debt premium as of both December 31, 2018 and December 31, 2017, respectively. The effective interest rate including amortization of the debt premium is 3.71% as of December 31, 2018.

(7)
On January 31, 2018, our property in Englewood, NJ was sold at a foreclosure sale and on February 23, 2018, the court order was received approving the sale and discharging the receiver of all assets and liabilities related to the property.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of December 31, 2018. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2018, we were in compliance with all debt covenants.

During 2017, our property in Englewood, NJ was transferred to a receiver. On January 31, 2018, our property in Englewood, NJ was sold at a foreclosure sale and on February 23, 2018, the court order was received approving the sale and discharging the receiver of all assets and liabilities related to the property. We recognized a gain on extinguishment of debt of $2.5 million as a result of the forgiveness of outstanding mortgage debt of $11.5 million, which is included in the consolidated statement of income for the year ended December 31, 2018.

As of December 31, 2018, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2019	$4,239
2020	7,567
2021	123,211
2022	100,896
2023	344,423
2024	274,370
Thereafter	707,453

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.10% to 1.55% and an annual facility fee of 15 to 35 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Based on our current leverage ratio as of December 31, 2018, our borrowing rate is LIBOR plus 1.15% and our annual facility fee is 0.20%. Financing fees associated with the Agreement of $2.2 million and $3.2 million as of December 31, 2018 and December 31, 2017, respectively, are included in deferred financing fees, net in the consolidated balance sheets.

7.	INCOME TAXES

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With exception to the Company’s taxable REIT subsidiary (“TRS”), to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the TCJA (defined below) for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. In addition to its TRS, the Company is subject to certain foreign and state and local income and taxes, including a 29% non-resident withholding tax on its two Puerto Rico malls, which are included in income tax expense in the consolidated statements of income. The Company is also subject to certain other taxes, including state and local franchise taxes which are included in general and administrative expenses in the consolidated statements of income.

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

The Company satisfied its REIT distribution requirement by distributing $0.88 per common share in 2018. The taxability of such dividends are as follows:

	Year Ended December 31,
	2018	2017	2016
Dividend paid per share	$0.88	$0.88	$0.82
Ordinary income	100%	58%	100%
Return of capital	—%	—%	—%
Capital gains	—%	42%	—%

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns.

On December 31, 2017, the Company elected, for tax purposes, to treat the wholly-owned limited partnership that held its Allentown property as a taxable REIT subsidiary (“TRS”). A TRS is a corporation, other than a REIT, in which we directly or indirectly hold stock, which has made a joint election with us to be treated as a TRS under Section 856(l) of the Code. A TRS is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a non-REIT “C” corporation. The Allentown legal entity restructuring resulted in a capital gain recognized for tax purposes in 2017 and a step up in tax basis to the Allentown property resulting in no capital gains recognized for tax purposes in 2018 upon the property’s sale on April 26, 2018. The Company’s consolidated financial statements for the year ended December 31, 2018 reflect the TRS’ federal and state corporate income taxes associated with the operating activities at the TRS. The tax expense recorded in association with the operating activities of the TRS was $0.2 million for the year ended December 31, 2018.
Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated statements of income. The Puerto Rico tax expense recorded was $3.3 million and $0.8 million for the years ended December 31, 2018 and December 31, 2016, respectively. For the year ended December 31, 2017, the Puerto Rico tax benefit recorded was $0.3 million. Both properties are held in a special partnership for Puerto Rico tax reporting purposes (the general partner being a qualified REIT subsidiary or “QRS”).

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Income tax expense (benefit):
Current:
U.S. federal income tax	$154	$—	$—
U.S. state and local income tax	101	22	—
Puerto Rico income tax	560	674	609
Total current	815	696	609
Deferred:
Puerto Rico income tax	2,704	(974)	195
Total deferred	2,704	(974)	195
Total income tax expense (benefit)	$3,519	$(278)	$804

A net deferred tax liability of $5.5 million is included in our consolidated balance sheet within Accounts payable, accrued expenses and other liabilities as of December 31, 2018, comprised of temporary differences related to our two Puerto Rico properties, which have resulted in a deferred tax liability of $6.6 million offset by a deferred tax asset of $1.1 million. The deferred tax liability of $6.6 million is comprised of $4.5 million of tax depreciation in excess of GAAP depreciation, $1.9 million straight-line rents and $0.2 million of amortization of acquired leases not recorded for tax purposes. The deferred tax asset of $1.1 million is comprised of $0.5 million of insurance receivables recorded for tax purposes, $0.1 million of amortization of deferred financing fees not recorded for tax purposes and $0.5 million excess of bad debt expense for tax purposes.
No valuation allowance has been recorded against the Company’s deferred tax assets because the Company believes that the deferred tax assets will, more likely than not, be realized. This determination is based on the Company’s anticipated future taxable income and the reversal of the deferred tax assets.

The temporary differences resulting from activity during the years ended December 31, 2018, 2017, and 2016 is recorded within Income tax expense on the consolidated statements of income.
Below is a table summarizing the net deferred income tax liability balance as of December 31, 2018 and 2017:

(Amounts in thousands)
Balance at January 1, 2017	$(3,802)
Change in deferred tax assets:
Depreciation	(312)
Amortization of deferred financing costs	(46)
Provision for doubtful accounts	514
Insurance claims receivable	501
Change in deferred tax liabilities:
Depreciation	102
Straight-line rent	207
Amortization of acquired leases	8
Balance at December 31, 2017	(2,828)
Change in deferred tax assets:
Amortization of deferred financing costs	(46)
Provision for doubtful accounts	(200)
Insurance claims receivable	(42)
Charitable contribution	5
Change in deferred tax liabilities:
Depreciation	(2,261)
Straight-line rent	(181)
Amortization of acquired leases	21
Balance at December 31, 2018	$(5,532)

We record uncertain tax positions in accordance with ASC 740 Income Taxes on the basis of a two-step process whereby (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has not recorded any uncertain tax positions for tax year 2018.

The Operating Partnership is organized as a limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying consolidated financial statements outside of the Company’s TRS activities.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2018 and December 31, 2017.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2018 and December 31, 2017.

	As of December 31, 2018		As of December 31, 2017
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$440,430	$440,430	$490,279	$490,279
Liabilities:
Mortgages payable(1)	$1,562,159	$1,543,963	$1,578,317	$1,579,839
(1) Carrying amounts exclude unamortized debt issuance costs of $11.9 million and $13.8 million as of December 31, 2018 and December 31, 2017, respectively.

The following market spreads were used by the Company to estimate the fair value of mortgages payable:

	December 31, 2018		December 31, 2017
	Low	High	Low	High
Mortgages payable	1.7%	1.9%	1.7%	2.1%

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment, when events or changes in circumstances indicate that the carrying value may not be recoverable.
During the year ended December 31, 2018, we recognized a $3.1 million impairment charge on our property in Salem, NH as a result of the loss of the anchor tenant at the property. The valuation of our property in Salem, NH was based on comparable property transactions in the property’s surrounding area. We also recognized a $2.5 million impairment charge on our property in West

Babylon, NY. The fair value for our property in West Babylon, NY was based on an executed letter of intent with a third-party buyer less costs to sell. The Company believes the inputs utilized to measure these fair values were reasonable in the context of applicable market conditions, however due to the significance of the unobservable inputs in the overall fair value measures, including market conditions and expectations for growth, the Company determined that such fair value measurements are classified as Level 3. The impairment charges are included as an expense under casualty and impairment loss, net on our consolidated statements of income for the year ended December 31, 2018.

9.     LEASES

As Lessor

We lease space to tenants under operating leases which expire from 2019 to 2072. The leases provide for the payment of fixed base rents payable monthly in advance as well as reimbursements of real estate taxes, insurance and maintenance costs. Retail leases may also provide for the payment by the lessee of additional rents based on a percentage of their sales.

Future base rental revenue under these non-cancelable operating leases is as follows:

(Amounts in thousands)
Year Ending December 31,
2019	$256,598
2020	235,652
2021	216,247
2022	198,449
2023	176,282
Thereafter	986,865

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales and tenant expense reimbursements. For the years ended December 31, 2018, 2017 and 2016, rental revenue from percentage rent was $2.0 million, $1.2 million, and $0.8 million, respectively. For the years ended December 31, 2018, 2017 and 2016, rental revenue from tenant expense reimbursements was $108.7 million, $99.1 million, and $84.9 million, respectively.

As Lessee

We are a tenant under long-term ground leases or ground and building leases for certain of our properties. We are also a tenant under leases pertaining to office space from which we conduct our business. Lease expirations range from 2019 to 2061. Future lease payments under these agreements are as follows:

(Amounts in thousands)
Year Ending December 31,
2019	$10,640
2020	9,614
2021	8,957
2022	8,982
2023	8,850
Thereafter	85,535

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Redevelopment
As of December 31, 2018, we had approximately $196.5 million of active development, redevelopment and anchor repositioning projects underway, of which $50.5 million remains to be funded. Based on current plans and estimates, we anticipate the remaining amounts will be expended over the next two years.
Insurance
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for acts of terrorism but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses with limits of $5 million per occurrence and in the aggregate providing first and third-party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the year ended December 31, 2017, the Company incurred a $2.2 million charge reflecting the net book value of assets damaged and incurred $1.7 million of hurricane-related expenses, included in casualty and impairment loss, net on the accompanying consolidated statements of income. During the year ended December 31, 2018, the Company received $1.5 million in casualty insurance proceeds, which were partially offset by $0.3 million of hurricane-related costs, resulting in net casualty gains of $1.2 million included in casualty and impairment loss, net on the accompanying consolidated statements of income.

During the year ended December 31, 2018, the Company recognized $0.3 million of business interruption losses, comprised of $0.7 million of rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of rental revenue, offset by a $0.4 million reversal to provision for doubtful accounts for payments received from tenants on rents previously reserved.

During the year ended December 31, 2017, the Company recognized $2.2 million of business interruption losses, net of $1.8 million in cash advances received from its insurance carrier. Losses of $0.9 million pertained to rent abatements when the malls were closed or inoperable as a result of the hurricane, recorded as a reduction of rental revenue, and $1.3 million was recorded as a provision for doubtful accounts for unpaid rents.

No determination has been made as to the total amount or timing of additional insurance payments that may be received as a result of the hurricane.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million and $1.2 million on our consolidated balance sheets as of December 31, 2018 and December 31, 2017, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the year ended December 31, 2018, the Company recognized $0.6 million of environmental remediation costs included in property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our base rent is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations

During the year ended December 31, 2018, Toys “R” Us, Sears, Fallas, and National Wholesale Liquidators filed for Chapter 11 bankruptcy protection.

During September 2017, Toys “R” Us filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and announced an orderly wind-down of its U.S. business and liquidation of all U.S. stores on March 15, 2018. Prior to the liquidation, the Company had leases with Toys “R” Us at nine locations with annual rental revenue of $7.6 million. The status of the Toys “R” Us leases is as follows:

•
The Company paid $15.5 million to recapture the leases at Hudson Mall in Jersey City, NJ in July 2018 and Bruckner Commons in the Bronx, NY in September 2018 to accelerate the redevelopment of these properties. The previous rents were well under-market.

•	Raymour & Flanigan acquired the lease at Manalapan Commons in Manalapan, NJ in July 2018.

•
Toys “R” Us rejected its leases in Woodbridge, NJ, Union, NJ, Amherst, NY and Wilkes-Barre, PA in July 2018 and Cherry Hill, NJ and Salem, NH in October 2018. Annual gross rent on these leases amounted to approximately $5.7 million. The Company is in active discussions to lease these spaces.

In connection with the Toys “R” Us bankruptcy, the Company recognized a write-off of $21.6 million of below-market intangible liabilities (classified within rental revenue), $15.5 million of lease termination payments (classified within property operating expense) and a $1.0 million write-off of reserves on receivables from straight-line rents in the year ended December 31, 2018.

Fallas filed for Chapter 11 bankruptcy protection on August 6, 2018. Prior to the tenant vacating, the Company had one lease with Fallas at the Shops at Bruckner in the Bronx, NY comprising approximately 38,000 sf which generated $1.4 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $0.8 million of below-market intangible liabilities (classified within rental revenue) in the year ended December 31, 2018. The Company is currently exploring leasing alternatives for this space.

Sears filed for Chapter 11 bankruptcy protection on October 15, 2018. The Company has four Kmart leases with Sears comprising approximately 547,000 sf, which generate $8.5 million in annual rental revenue. Sears recently announced the acquisition of its assets by ESL for approximately $5.2 billion. Kmart closed its stores at Las Catalinas in Puerto Rico and in Huntington, NY at the end of January 2019; however, property rents have been paid on all four Kmart locations through February 2019 and it is not clear whether ESL will attempt to assume or reject these leases. The Company is monitoring the proceedings and considering its alternatives.

National Wholesale Liquidators filed for Chapter 11 bankruptcy protection on October 24, 2018. The Company had one lease with National Wholesale Liquidators in Lodi, NJ comprising approximately 171,000 sf, which generated $3.1 million in annual rental revenue. This lease was rejected and returned to us on November 30, 2018. In connection with the bankruptcy, the Company recorded a $0.8 million write-off of reserves on receivables from straight-line rents in the year ended December 31, 2018. The Company is currently exploring leasing alternatives, including mixed-use development at this property.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2018	December 31, 2017
Other assets	$2,615	$3,771
Real estate held for sale	—	3,285
Deposits for acquisitions	150	406
Prepaid expenses:
Real estate taxes	6,911	7,094
Insurance	2,509	2,793
Rent, licenses/fees	783	1,210
Total Prepaid expenses and other assets	$12,968	$18,559

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2018	December 31, 2017
Deferred tenant revenue	$28,697	$28,663
Accrued capital expenditures and leasing costs	29,754	18,024
Accrued interest payable	8,950	9,018
Deferred ground rent expense	7,070	6,499
Accrued payroll expenses	5,747	5,692
Security deposits	5,396	5,272
Deferred tax liability, net	5,532	2,828
Other liabilities and accrued expenses	7,371	8,770
Total accounts payable, accrued expenses and other liabilities	$98,517	$84,766

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Interest expense	$61,989	$53,342	$49,051
Amortization of deferred financing costs	2,879	2,876	2,830
Total Interest and debt expense	$64,868	$56,218	$51,881

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of December 31, 2018, $241.3 million of common shares remained available for issuance under this ATM equity program and there were no common shares issued under the ATM equity program during the years ended December 31, 2018 and 2017, respectively. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.
Units of the Operating Partnership
An equivalent number of common units were issued by the Operating Partnership to the Company in connection with the Company’s issuance of common shares of beneficial interest, as discussed above.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2018, Urban Edge owned approximately 90.0% of the outstanding common OP Units with the remaining limited OP Units held by Vornado Realty L.P., members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the years ended December 31, 2018 and 2017, the Company declared common stock dividends and OP unit distributions of $0.88 per share/unit in the aggregate. We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the years ended December 31, 2018, 2017 and 2016, 8,419, 12,788 and 12,564 shares were issued under the DRIP, respectively.
Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. In connection with the separation from Vornado Realty L.P. (“VRLP”), the Company issued 5.7 million OP units, which represented a 5.4% interest in the Operating Partnership, to VRLP in exchange for interests in VRLP properties contributed by VRLP. As of December 31, 2018, VRLP held an interest of 4.5% in the Operating Partnership. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”) and our 2018 Inducement Equity Plan (the “Inducement Plan”). OP units were issued to contributors in exchange for their property interests in connection with the Company’s property acquisitions in 2017. The total of the OP units and LTIP units represent a 10.1% weighted-average interest in the Operating Partnership for the year ended December 31, 2018. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
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
The fair values of the 2015 OPP and the 2017 OPP on the dates of grant were $3.9 million and $4.1 million, respectively. A Monte Carlo simulation was used to estimate the fair values based on the probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. For the 2015 OPP, assumptions include historical volatility (25.0%), risk-free interest rates (1.2%), and historical daily return as compared to our Peer Group (which ranged from 19.0% to 27.0%). For the 2017 OPP, assumptions include historical volatility (19.7%), risk-free interest rates (1.5%), and historical daily return as compared to our Peer Group. For both plans, such amounts are being amortized into expense over a five-year period from the dates of grant, using graded vesting attribution models. In the years ending December 31, 2018, 2017, and 2016 we recognized $1.7 million, $2.0 million and $1.1 million of compensation expense related to the 2015 and 2017 OPPs’ LTIP Units, respectively. As of December 31, 2018, there was $2.4 million of total unrecognized compensation cost related to the 2015 and 2017 OPPs’ LTIP Units, which will be recognized over a weighted-average period of 1.4 years.

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
During the year ended December 31, 2018, some of our trustees elected to receive a portion of their compensation in deferred share units and an aggregate of 13,656 shares were credited to those trustees based on the weighted average grant date fair value of $19.33. During the year ended December 31, 2018, the Company incurred expenses of $0.2 million related to deferred share units granted to trustees.
2018 Inducement Equity Plan
The Inducement Plan was approved by the Compensation Committee of the Board of Trustees of the Company on September 26, 2018. Under the Inducement Plan, the Compensation Committee of the Board of Trustees may grant, subject to any Company performance conditions as specified by the Compensation Committee, awards to individuals who were not previously employees as an inducement material to the individual’s entry into employment with the Company. The terms and conditions of the Inducement Plan and any awards thereunder granted are substantially similar to those under the 2015 Omnibus Share Plan. As of December 31, 2018, the Company had granted an aggregate of 352,890 restricted LTIP Units and 2,000,000 stock options under the Inducement Plan with grant date fair values of $7.2 million and $9.3 million, respectively, which were granted in connection with inducing the Company’s new Chief Operating Officer and new President of Development to join the Company.
Shares Under Option
All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. As of December 31, 2018, the weighted average contractual term of shares under option outstanding at the end of the period is 8.1 years. The following table presents stock option activity for the years ended December 31, 2018, 2017, and 2016:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Expected Term
			(In years)
Outstanding at January 1, 2016	2,289,139	$23.89	6.15
Granted	196,713	23.52	6.00
Exercised	(8,501)	24.46	—
Forfeited or expired	(5,067)	24.46	—
Outstanding at December 31, 2016	2,472,284	23.86	5.33
Granted	137,259	28.36	6.01
Exercised	—	—	—
Forfeited or expired	(5,879)	23.17	—
Outstanding at December 31, 2017	2,603,664	24.09	4.40
Granted	2,146,885	21.71	4.58
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2018	4,750,549	$23.02	4.48
Exercisable at December 31, 2018	807,352	$24.03	—
The weighted average grant date fair value of options granted in 2018, 2017 and 2016 was $4.68, $5.10, and $3.56, respectively. No options were exercised during the years ended December 31, 2017 and 2018. The total cash received from options exercised in the year ended December 31, 2016 was $0.2 million with an intrinsic value of $26 thousand. As of December 31, 2018, there was no intrinsic value for the outstanding and exercisable shares under option.

During the years ended December 31, 2018, 2017 and 2016, the fair value of the options granted was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	February 8, 2016	February 24, 2017	February 22, 2018	September 27, 2018
Risk-free interest rate	1.31%	1.93%	2.73%	3.00%
Expected option life	6.25	6.25	6.25	7.00
Expected volatility	23.94%	25.06%	32.23%	30.42%
The options were granted with an exercise price equivalent to the average of the high and low share price on the grant date.
Restricted Shares
The following table presents information regarding restricted share activity during the years ended December 31, 2018, 2017, and 2016:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2016	30,717	$22.62
Granted	117,399	24.55
Vested	(15,977)	23.17
Forfeited	(2,744)	23.55
Unvested at December 31, 2016	129,395	24.29
Granted	104,698	27.69
Vested	(53,236)	25.13
Forfeited	(5,427)	24.64
Unvested at December 31, 2017	175,430	26.05
Granted	103,814	21.65
Vested	(84,185)	25.67
Forfeited	(32,482)	23.32
Unvested at December 31, 2018	162,577	$23.99
During the years ended December 31, 2018, 2017 and 2016, we granted 103,814, 104,698, and 117,399 restricted shares, respectively, that are subject to forfeiture and vest over periods ranging from one to four years. The total grant date value of the 84,185, 53,236, and 15,977 restricted shares vested during the years ended December 31, 2018, 2017 and 2016 was $2.2 million, $1.3 million and $0.4 million, respectively.
Restricted Units
During the years ended December 31, 2018 and 2017, respectively, there were 444,954 and 31,734 additional LTIP units issued. During the years ended December 31, 2018, 2017 and 2016, 24,722, 16,789, and 39,439 units vested, respectively. The remaining 480,227 units vest over a weighted average period of 4.0 years.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Share-based compensation expense components:
Restricted share expense	$2,051	$1,961	$1,314
Stock option expense	2,778	2,569	2,437
LTIP expense(1)	2,218	557	473
Outperformance Plan (“OPP”) expense	2,530	2,050	1,209
DSU expense	164	—	—
Total Share-based compensation expense	$9,741	$7,137	$5,433
(1) LTIP expense excludes the expense associated with LTIP units under the 2015 OPP, 2017 OPP and 2018 LTI Plan because we recognize these expenses as part of our OPP expense.

As of December 31, 2018, we had a total of $25.8 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, deferred share units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards. This expense is expected to be recognized over a weighted average period of 3.4 years.

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
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the year ended December 31, 2018, 2017 and 2016, there were options outstanding for 4,750,549, 2,603,664, and 2,472,284 shares, respectively, that potentially could be exercised for common shares. During the years ended December 31, 2017 and 2016, respectively 167,933 and 256,917 options with exercise prices ranging from $22.83 to $28.36, were included in the diluted EPS calculation as their option prices were lower than the average market prices of our common shares. During the year ended December 31, 2018, no options were included in the diluted EPS calculation as their exercise prices were higher than the average market prices of our common shares. In addition, as of December 31, 2018 there were 162,577 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the years ended December 31, 2018, 2017 and 2016 included the 188,329, 167,100, and 114,354 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.

The effect of the redemption of OP and vested LTIP units is not reflected in the computation of basic and diluted earnings per share, as they are redeemable for common shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed redemption of these units would have no net impact on the determination of diluted earnings per share since they would be anti-dilutive.

The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2018	2017	2016
Numerator:
Net income attributable to common shareholders	$105,150	$67,070	$90,815
Less: Earnings allocated to unvested participating securities	(184)	(155)	(114)
Net income available for common shareholders - basic	$104,966	$66,915	$90,701
Impact of assumed conversions:
OP and LTIP units	—	5,782	53
Net income available for common shareholders - dilutive	$104,966	$72,697	$90,754

Denominator:
Weighted average common shares outstanding - basic	113,863	107,132	99,364
Effect of dilutive securities:
Stock options using the treasury stock method	—	168	257
Restricted share awards	188	167	114
Assumed conversion of OP and LTIP units	—	10,923	59
Weighted average common shares outstanding - diluted	114,051	118,390	99,794

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.92	$0.62	$0.91
Earnings per common share - Diluted	$0.92	$0.61	$0.91

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2018	2017	2016
Numerator:
Net income attributable to unitholders	$116,918	$72,894	$96,627
Less: net income attributable to participating securities	(200)	(155)	(211)
Net income available for unitholders	$116,718	$72,739	$96,416

Denominator:
Weighted average units outstanding - basic	126,198	117,779	105,455
Effect of dilutive securities issued by Urban Edge	188	335	371
Unvested LTIP units	—	276	273
Weighted average units outstanding - diluted	126,386	118,390	106,099

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.92	$0.62	$0.91
Earnings per unit - Diluted	$0.92	$0.61	$0.91

17.     QUARTERLY FINANCIAL DATA (unaudited)

The following tables summarize the quarterly results of operations of Urban Edge Properties and Urban Edge Properties LP for the years ended December 31, 2018 and 2017:

	Three Months Ended,
(Amounts in thousands, except per share/unit amounts)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$100,923	$112,214	$101,970	$99,053
Operating income	24,445	39,197	23,154	35,069
Net income	7,251	26,899	59,774	23,039
Net income attributable to noncontrolling interests in operating partnership	(727)	(2,688)	(6,025)	(2,328)
Net income attributable to noncontrolling interests in consolidated subsidiaries	(11)	(11)	(12)	(11)
Net income attributable to common shareholders	6,513	24,200	53,737	20,700
Net income attributable to unitholders	7,240	26,888	59,762	23,028
Earnings per common share - Basic	0.06	0.21	0.47	0.18
Earnings per common share - Diluted	0.06	0.21	0.47	0.18
Earnings per common unit - Basic	0.06	0.21	0.47	0.18
Earnings per common unit - Diluted	0.06	0.21	0.47	0.18

	Three Months Ended,
(Amounts in thousands, except per share/unit amounts)	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Total revenue	$97,376	$94,101	$89,501	$126,064
Operating income	30,742	33,190	28,515	69,317
Net (loss) income	(15,873)	19,156	14,920	54,735
Net loss (income) attributable to noncontrolling interests in operating partnership	1,607	(1,967)	(1,326)	(4,138)
Net income attributable to noncontrolling interests in consolidated subsidiaries	(11)	(11)	(11)	(11)
Net (loss) income attributable to common shareholders	(14,277)	17,178	13,583	50,586
Net (loss) income attributable to unitholders	(15,884)	19,145	14,909	54,724
Earnings (loss) per common share - Basic	(0.13)	0.15	0.13	0.51
Earnings (loss) per common share - Diluted	(0.13)	0.15	0.13	0.50
Earnings (loss) per common unit - Basic	(0.13)	0.15	0.13	0.51
Earnings (loss) per common unit - Diluted	(0.13)	0.15	0.13	0.50

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2018, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2018, the Operating Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Trustees
Urban Edge Properties
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties (the "Company") as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018, of the Company and our report dated February 13, 2019 expressed an unqualified opinion on those financial statements.
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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Partners of
Urban Edge Properties
New York, New York

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties LP (the "Operating Partnership") as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2018 of the Operating Partnership and our report dated February 13, 2019 expressed an unqualified opinion on those financial statements.
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
February 13, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2018, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	3,269,880	(1)	$21.33	4,866,864	(3)
Equity compensation plans not approved by security holders	2,352,890	(4)	21.72	N/A
Total	5,622,770		$21.50	4,866,864
(1) Includes an aggregate of (i) 1,943,197 common shares issuable upon exercise of outstanding options and (ii) 1,326,683 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”). The LTIP Units outstanding as of December 31, 2018 include 558,050 LTIP Units issued pursuant to our 2017 OPP and 2018 LTI Plan, which remain subject to performance-based vesting criteria.
(2) The LTIP Units do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.
(3) Includes (i) 3,123,905 common shares remaining available for issuance under the Urban Edge Properties 2015 Omnibus Incentive Plan (the “Plan”) and (ii) 1,742,959 common shares remaining available under the Urban Edge Properties 2015 Employee Share Purchase Plan (“ESPP”). The number of common shares remaining available for issuance under the Plan is based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock, LTIP Units or performance units that do not require the payment of an exercise price. If we were to grant awards other than “Full Value Awards," as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance under the Plan would be 6,247,810. Pursuant to the terms of the ESPP, on each January 1 prior to the tenth anniversary of the ESPP’s effective date, an additional number of common shares will be added to the maximum number of shares authorized for issuance under the ESPP equal to the lesser of (a) 0.1% of the total number of common shares outstanding on December 31 of the preceding calendar year and (b) 150,000 common shares; provided that the Compensation Committee of our Board of Trustees may act prior to January 1 of any calendar year to provide that there will be no increase in the share reserve for that calendar year, or that the increase in the share reserve for that calendar year shall be less than the increase that would otherwise occur.
(4) Relates to the Urban Edge Properties 2018 Inducement Equity Plan, which is an omnibus equity plan pursuant to which we may grant a variety of equity awards pursuant to the employment inducement award exemption provided by Section 303A.08 of the New York Stock Exchange Listed Company Manual, including options, share appreciation rights, performance shares, restricted shares and other share-based awards including LTIP Units. A total of 2,352,890 common shares are authorized to be issued under the 2018 Inducement Equity Plan. The 2018 Inducement Equity Plan has a ten-year term expiring on September 20, 2028 and generally may be amended at any time by our Board of Trustees. Included in the 2,352,890 common shares authorized to be issued under the 2018 Inducement Equity Plan are an aggregate of (i) 2,000,000 common shares issuable upon exercise of outstanding options and (ii) 352,890 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”).

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2019 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K commencing on page 48.

(2) Financial Statement Schedules
Our financial statement schedules are included in Item 8 of this Annual Report on Form 10-K commencing on page 98.

(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on page 94 and is incorporated herein by reference.

(b) See Index to Exhibits

(c) Schedules other than those listed above are omitted because they are not applicable or the information required is included in the consolidated financial statements or the notes thereto.

ITEM 16.	FORM 10-K SUMMARY

Not applicable.

INDEX TO EXHIBITS

The following exhibits are included as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit Description
2.1
Separation and Distribution Agreement by and among Vornado Realty Trust, Vornado Realty L.P., Urban Edge Properties and Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 2.1 to Form 8-K filed January 21, 2015)

3.1	Declaration of Trust of Urban Edge Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 21, 2015)
3.2	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.2 to Form 8-K filed January 21, 2015)
3.3	Amendment No. 1 to Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 28, 2018)
10.1	Transition Services Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 21, 2015)
10.2
Amendment to Transition Services Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of June 28, 2016 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 5, 2016)

10.3†
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

10.7
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

10.11†	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.12†	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.13†	Urban Edge Properties 2018 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed September 26, 2018
10.14†
Amendment, dated as of January 14, 2015, to Amended and Restated Employment Agreement between Vornado Realty Trust and Jeffrey Olson (incorporated by reference to Exhibit 10.11 to Form 8-K filed January 21, 2015)

10.15†	Amended and Restated Employment Agreement between Vornado Realty Trust and Jeffrey Olson (incorporated by reference to Exhibit 10.7 to Amendment No. 3 to Form 10 filed December 11, 2014)
10.16†	Employment Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 7, 2015)
10.17†	Employment Offer Letter between Urban Edge Properties and Herb Eilberg (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2016)

10.18†	Employment Agreement between Urban Edge Properties and Christopher Weilminster (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 31, 2018)
10.19†	Employment Agreement between Urban Edge Properties and Donald Briggs (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on October 31, 2018)
10.20†	Employment Offer Letter between Urban Edge Properties and Robert Minutoli (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 18, 2017)
10.21†	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties
23.2*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties LP
24.1*	Power of Attorney (included on signature page)
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
† Management contracts and compensatory plans or arrangements required to be filed pursuant to Item 15(b) of Form 10-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: February 13, 2019

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: February 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Urban Edge Properties in its own capacity and in its capacity as the sole general partner of Urban Edge Properties LP, and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 13, 2019
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Langer	Chief Financial Officer	February 13, 2019
	Mark Langer	(Principal Financial Officer)

By:	/s/ Jennifer Holmes	Chief Accounting Officer	February 13, 2019
	Jennifer Holmes	(Principal Accounting Officer)

By:	/s/ Michael A. Gould	Trustee	February 13, 2019
Michael A. Gould

By:	/s/ Steven H. Grapstein	Trustee	February 13, 2019
Steven H. Grapstein

By:	/s/ Steven J. Guttman	Trustee	February 13, 2019
Steven J. Guttman

By:	/s/ Amy B. Lane	Trustee	February 13, 2019
Amy B. Lane

By:	/s/ Kevin P. O’Shea	Trustee	February 13, 2019
Kevin P. O’Shea

By:	/s/ Steven Roth	Trustee	February 13, 2019
Steven Roth

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions (Reversals) Expensed	Uncollectible Accounts Written-Off	Balance at End of Year
Year Ended December 31, 2018:
Allowance for doubtful accounts	$5,431	$4,138	$(2,949)	$6,620
Year Ended December 31, 2017:
Allowance for doubtful accounts	2,593	3,445	(607)	5,431
Year Ended December 31, 2016:
Allowance for doubtful accounts	1,926	1,214	(547)	2,593

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Baltimore (Towson), MD	—	581	3,227	18,603	581	21,830	22,411	(6,356)	1968	1968
Bensalem, PA	—	2,727	6,698	2,042	2,727	8,740	11,467	(4,509)	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	—	42,336	6,305	42,336	48,641	(8,768)	1957/ 2009	2003
Bergen Town Center - West, Paramus, NJ	300,000	15,812	82,240	385,142	35,850	447,344	483,194	(121,024)	1957/ 2009	2003/ 2015
Bethlehem, PA	—	827	5,200	1,915	837	7,105	7,942	(5,870)	1966	1966
Brick, NJ	50,000	1,391	11,179	13,342	1,391	24,521	25,912	(15,492)	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	591	61,618	264,576	326,194	(24,862)	N/A	2007
Bronx (Shops at Bruckner), NY	11,582	—	32,979	38	—	33,017	33,017	(2,154)	N/A	2017
Bronx (1750-1780 Gun Hill Road), NY	24,500	6,427	11,885	22,237	6,428	34,121	40,549	(9,502)	2009	2005
Broomall, PA	—	850	2,171	1,399	850	3,570	4,420	(2,946)	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	12,446	5,107	17,138	22,245	(8,916)	1968	1968
Cambridge (leased through 2033)(3), MA	—	—	—	97	—	97	97	(5)	N/A	2007
Carlstadt (leased through 2050)(3), NJ	—	—	16,458	133	—	16,591	16,591	(4,627)	N/A	2007
Charleston (leased through 2063)(3), SC	—	—	3,634	308	—	3,942	3,942	(1,123)	N/A	2006
Cherry Hill (Cherry Hill Commons), NJ	—	5,864	2,694	1,850	4,144	6,264	10,408	(3,970)	1964	1964
Cherry Hill (Plaza at Cherry Hill), NJ	28,930	14,602	33,666	(125)	14,602	33,541	48,143	(3,129)	N/A	2017
Chicopee, MA	—	895	—	—	895	—	895	—	1969	1969
Commack (leased through 2021)(3), NY	—	—	43	184	—	227	227	(243)	N/A	2006
Dewitt (leased through 2041)(3), NY	—	—	7,116	—	—	7,116	7,116	(2,158)	N/A	2006
Rockaway, NJ	27,800	559	6,363	5,403	559	11,766	12,325	(6,581)	1964	1964
East Brunswick, NJ	63,000	2,417	17,169	7,512	2,417	24,681	27,098	(18,152)	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	63,000	2,232	18,241	19,349	2,671	37,151	39,822	(18,719)	1962	1962/ 1998
East Hanover (280 Route 10 West), NJ	—	—	—	7,075	—	7,075	7,075	(2,543)	N/A	1962/ 1998
East Rutherford, NJ	23,000	—	36,727	542	—	37,269	37,269	(8,109)	2007	2007
Freeport (240 West Sunrise Highway) (leased through 2040)(3), NY	—	—	—	260	—	260	260	(240)	N/A	2005
Freeport (437 East Sunrise Highway), NY	43,100	1,231	4,747	4,765	1,382	9,361	10,743	(6,558)	1981	1981

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Garfield, NJ	40,300	45	8,068	45,110	44	53,179	53,223	(14,338)	2009	1998
Glen Burnie, MD	—	462	2,571	3,950	462	6,521	6,983	(3,504)	1958	1958
Glenolden, PA	—	850	1,820	741	850	2,561	3,411	(2,295)	1975	1975
Hackensack, NJ	66,400	692	10,219	7,145	692	17,364	18,056	(10,415)	1963	1963
Hazlet, NJ	—	7,400	9,413	(2,135)	7,400	7,278	14,678	(2,098)	N/A	2007
Huntington, NY	—	21,200	33,667	6,385	21,200	40,052	61,252	(10,313)	N/A	2007
Inwood, NY	—	12,419	19,097	3,115	12,419	22,212	34,631	(7,755)	N/A	2004
Jersey City (Hudson Commons), NJ	29,000	652	7,495	950	652	8,445	9,097	(3,584)	1965	1965
Jersey City (Hudson Mall), NJ	24,326	15,824	37,593	(3,922)	15,824	33,671	49,495	(3,215)	N/A	2017
Kearny, NJ	—	309	3,376	10,315	296	13,704	14,000	(4,855)	1938	1959
Lancaster, PA	—	3,140	63	2,131	3,140	2,194	5,334	(886)	1966	1966
Las Catalinas, Puerto Rico	130,000	15,280	64,370	15,438	15,280	79,808	95,088	(38,631)	1996	2002
Lawnside, NJ	—	1,226	3,164	2,896	1,226	6,060	7,286	(3,857)	1969	1969/ 2015
Lodi (Route 17 North), NJ	—	238	9,446	42	238	9,488	9,726	(4,544)	1999	1975
Lodi (Washington Street), NJ	—	7,606	13,125	2,754	7,606	15,879	23,485	(5,292)	N/A	2004
Manalapan, NJ	—	725	7,189	6,982	1,046	13,850	14,896	(9,912)	1971	1971
Manchester, MO	12,500	4,409	13,756	13	4,409	13,769	18,178	(696)	N/A	2017
Marlton, NJ	37,400	1,611	3,464	14,140	1,454	17,761	19,215	(11,151)	1973	1973
Middletown, NJ	31,400	283	5,248	3,147	283	8,395	8,678	(6,722)	1963	1963
Milford (leased through July 2019)(3), MA	—	—	—	—	—	—	—	—	N/A	1976
Millburn, NJ	24,000	15,783	25,837	(911)	15,783	24,926	40,709	(2,096)	N/A	2017
Montclair, NJ	—	66	419	1,439	448	1,476	1,924	(743)	1972	1972
Montehiedra, Puerto Rico	114,860	9,182	66,751	27,829	9,267	94,495	103,762	(42,620)	1996/ 2015	1997
Morris Plains, NJ	—	1,104	6,411	5,576	1,104	11,987	13,091	(7,181)	1961	1985
Mount Kisco, NY	13,987	22,700	26,700	1,840	22,614	28,626	51,240	(7,371)	N/A	2007
New Hyde Park (leased through 2029)(3), NY	—	—	4	—	—	4	4	(4)	1970	1976
Newington, CT	—	2,421	1,200	2,052	2,421	3,252	5,673	(1,401)	1965	1965
Norfolk (leased through 2069)(3), VA	—	—	3,927	15	—	3,942	3,942	(3,686)	N/A	2005
North Bergen (Kennedy Boulevard), NJ	—	2,308	636	261	2,308	897	3,205	(575)	1993	1959
North Bergen (Tonnelle Avenue), NJ	100,000	24,493	—	73,062	33,988	63,567	97,555	(16,298)	2009	2006
North Plainfield, NJ	25,100	6,577	13,983	693	6,577	14,676	21,253	(4,056)	1955	1989
Oceanside, NY	—	2,710	2,306	—	2,710	2,306	5,016	(668)	N/A	2007
Paramus (leased through 2033)(3), NJ	—	—	—	12,569	—	12,569	12,569	(4,310)	1957/ 2009	2003
Queens, NY	—	14,537	12,304	3,744	14,537	16,048	30,585	(1,258)	N/A	2015
Rochester (Henrietta) (leased through 2056)(3), NY	—	—	2,647	1,293	—	3,940	3,940	(3,604)	1971	1971
Rochester, NY	—	2,172	—	—	2,172	—	2,172	—	1966	1966

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Rockville, MD	—	3,470	20,599	2,736	3,470	23,335	26,805	(8,084)	N/A	2005
Salem (leased through 2102)(3), NH	—	6,083	—	(3,084)	2,994	5	2,999	—	N/A	2006
Signal Hill, CA	—	9,652	2,940	1	9,652	2,941	12,593	(901)	N/A	2006
South Plainfield (leased through 2039)(3), NJ	—	—	10,044	2,240	—	12,284	12,284	(3,659)	N/A	2007
Springfield, MA	—	—	—	80	—	80	80	(80)	N/A	2005
Springfield (leased through 2025)(3), PA	—	2,797	2,471	1,244	2,797	3,715	6,512	(1,353)	1993	1966
Staten Island, NY	—	11,446	21,262	4,378	11,446	25,640	37,086	(9,424)	N/A	2004
Totowa, NJ	50,800	120	11,994	4,910	92	16,932	17,024	(14,008)	1957/ 1999	1957
Turnersville, NJ	—	900	1,342	3,056	900	4,398	5,298	(2,341)	1974	1974
Tyson’s Corner (leased through 2035)(3), VA	—	—	—	—	—	—	—	—	N/A	2006
Union (2445 Springfield Avenue), NJ	45,600	19,700	45,090	—	19,700	45,090	64,790	(13,057)	N/A	2007
Union (Route 22 and Morris Avenue), NJ	—	3,025	7,470	2,780	3,025	10,250	13,275	(6,041)	1962	1962
Vallejo (leased through 2043)(3), CA	—	—	2,945	221	—	3,166	3,166	(1,073)	N/A	2006
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	(1,000)	2,699	18,930	21,629	(1,552)	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	1,540	5,908	1,541	7,449	(262)	N/A	2007
Watchung, NJ	27,000	4,178	5,463	2,939	4,441	8,139	12,580	(5,715)	1994	1959
West Babylon, NY	—	6,720	13,786	(4,160)	6,720	9,626	16,346	(8)	N/A	2007
Westfield, NJ	4,730	5,728	4,305	(211)	5,728	4,094	9,822	(255)	N/A	2017
Wheaton (leased through 2060)(3), MD	—	—	5,367	—	—	5,367	5,367	(1,644)	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	1,932	6,053	28,578	34,631	(8,140)	N/A	2007
Woodbridge (Woodbridge Commons), NJ	22,100	1,509	2,675	4,997	1,539	7,642	9,181	(3,094)	1959	1959
Woodbridge (Plaza at Woodbridge), NJ	55,340	21,547	75,017	(2,753)	17,280	76,531	93,811	(4,885)	N/A	2017
Wyomissing (leased through 2065)(3), PA	—	—	2,646	1,961	—	4,607	4,607	(3,887)	N/A	2005
Yonkers, NY	31,704	63,341	110,635	15,010	63,461	125,525	188,986	(6,580)	N/A	2017
York, PA	—	409	2,568	2,504	409	5,072	5,481	(3,482)	1970	1970

WAREHOUSES:
East Hanover, NJ	40,700	576	7,752	30,832	691	38,469	39,160	(18,352)	1972	1972

TOTAL UE PROPERTIES	1,562,159	508,849	1,385,212	868,256	525,819	2,236,498	2,762,317	(644,367)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Leasehold Improvements, Equipment and Other	—	—	—	6,675	—	6,675	6,675	(1,505)

TOTAL	$1,562,159	$508,849	$1,385,212	$874,931	$525,819	$2,243,173	$2,768,992	$(645,872)

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

(2)	Adjusted tax basis for federal income tax purposes was $1.5 billion as of December 31, 2018.

(3)	The Company is a lessee under a ground or building lease. The building will revert to the lessor upon lease expiration.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2018	2017	2016
Real Estate
Balance at beginning of period	$2,671,854	$2,138,500	$2,084,642
Additions during the period:
Land	4,120	142,305	2,667
Buildings & improvements	12,394	389,338	18,316
Construction in progress	118,389	34,525	47,234
	2,806,757	2,704,668	2,152,859
Less: Impairments and assets sold or written-off	(37,765)	(32,814)	(14,359)
Balance at end of period	$2,768,992	$2,671,854	$2,138,500
Accumulated Depreciation
Balance at beginning of period	$587,127	$541,077	$509,112
Additions charged to operating expenses	80,578	65,140	42,989
	667,705	606,217	552,101
Less: Accumulated depreciation on assets written-off	(21,833)	(19,090)	(11,024)
Balance at end of period	$645,872	$587,127	$541,077