Form 10-Q
period 2019-03-31
Urban Edge Properties; Urban Edge Properties LP
filed 2019-05-01
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 333-212951-01 (Urban Edge Properties LP)
URBAN EDGE PROPERTIES
URBAN EDGE PROPERTIES LP
(Exact name of Registrant as specified in its charter)

Maryland (Urban Edge Properties)	47-6311266
Delaware (Urban Edge Properties LP)	36-4791544
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

888 Seventh Avenue, New York, New York	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code:		(212) 956‑2556

Title of class of registered securities	Trading symbol	Name of exchange on which registered
Common shares of beneficial interest, par value $0.01 per share	UE	The New York Stock Exchange
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
As of April 26, 2019, Urban Edge Properties had 120,405,524 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2019

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2019 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of March 31, 2019, UE owned an approximate 94.4% ownership interest in UELP. The remaining approximate 5.6% interest is owned by limited partners. The other limited partners of UELP are members of management, our Board of Trustees, and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Real estate, at cost:
Land	$525,027	$525,819
Buildings and improvements	2,174,923	2,156,113
Construction in progress	73,649	80,385
Furniture, fixtures and equipment	6,790	6,675
Total	2,780,389	2,768,992
Accumulated depreciation and amortization	(661,435)	(645,872)
Real estate, net	2,118,954	2,123,120
Right-of-use assets	96,466	—
Cash and cash equivalents	416,668	440,430
Restricted cash	32,120	17,092
Tenant and other receivables, net of allowance for doubtful accounts of $6,486 as of December 31, 2018	39,002	28,563
Receivable arising from the straight-lining of rents, net of $134 as of December 31, 2018	80,848	84,903
Identified intangible assets, net of accumulated amortization of $29,582 and $39,526, respectively	53,994	68,422
Deferred leasing costs, net of accumulated amortization of $17,236 and $16,826, respectively	21,558	21,277
Deferred financing costs, net of accumulated amortization of $3,020 and $2,764, respectively	1,963	2,219
Prepaid expenses and other assets	12,854	12,968
Total assets	$2,874,427	$2,798,994

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,549,479	$1,550,242
Lease liabilities	91,906	—
Accounts payable, accrued expenses and other liabilities	85,424	98,517
Identified intangible liabilities, net of accumulated amortization of $67,223 and $65,058, respectively	141,526	144,258
Total liabilities	1,868,335	1,793,017
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 120,099,294 and 114,345,565 shares issued and outstanding, respectively	1,201	1,143
Additional paid-in capital	1,005,129	956,420
Accumulated deficit	(56,663)	(52,857)
Noncontrolling interests:
Operating partnership	55,976	100,822
Consolidated subsidiaries	449	449
Total equity	1,006,092	1,005,977
Total liabilities and equity	$2,874,427	$2,798,994

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUE
Rental revenue	$97,308	$98,394
Management and development fees	352	342
Other income	72	317
Total revenue	97,732	99,053
EXPENSES
Depreciation and amortization	21,830	21,270
Real estate taxes	15,477	15,775
Property operating	17,061	17,903
General and administrative	10,580	7,641
Casualty and impairment loss (gain), net	3,958	(1,341)
Lease expense	3,655	2,736
Total expenses	72,561	63,984
Gain on sale of real estate	16,953	—
Interest income	2,506	1,524
Interest and debt expense	(16,536)	(15,644)
Gain on extinguishment of debt	—	2,524
Income before income taxes	28,094	23,473
Income tax expense	(202)	(434)
Net income	27,892	23,039
Less net income attributable to noncontrolling interests in:
Operating partnership	(2,355)	(2,328)
Consolidated subsidiaries	—	(11)
Net income attributable to common shareholders	$25,537	$20,700

Earnings per common share - Basic:	$0.22	$0.18
Earnings per common share - Diluted:	$0.22	$0.18
Weighted average shares outstanding - Basic	116,274	113,677
Weighted average shares outstanding - Diluted	126,504	113,864

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2017	113,827,529	$1,138	$946,402	$(57,621)	$100,218	$404	$990,541
Net income attributable to common shareholders	—	—	—	20,700	—	—	20,700
Net income attributable to noncontrolling interests	—	—	—	—	2,328	11	2,339
Limited partnership interests:
Units redeemed for common shares	10,000	—	79	—	—	—	79
Reallocation of noncontrolling interests	—	—	484	—	(563)	—	(79)
Common shares issued	102,353	1	40	(65)	—	—	(24)
Dividends on common shares ($0.22 per share)	—	—	—	(24,997)	—	—	(24,997)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(2,786)	—	(2,786)
Share-based compensation expense	—	—	1,173	8	839	—	2,020
Share-based awards retained for taxes	(16,158)	—	(363)	—	—	—	(363)
Balance, March 31, 2018	113,923,724	$1,139	$947,815	$(61,975)	$100,036	$415	$987,430

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2018	114,345,565	$1,143	$956,420	$(52,857)	$100,822	$449	$1,005,977
Net income attributable to common shareholders	—	—	—	25,537	—	—	25,537
Net income attributable to noncontrolling interests	—	—	—	—	2,355	—	2,355
Impact of ASC 842 adoption	—	—	—	(2,918)	—	—	(2,918)
Limited partnership interests:
Units redeemed for common shares	5,762,184	57	46,090	—	—	—	46,147
Reallocation of noncontrolling interests	—	—	1,250	—	(47,397)	—	(46,147)
Common shares issued	20,657	1	69	(35)	—	—	35
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,390)	—	—	(26,390)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,576)	—	(1,576)
Share-based compensation expense	—	—	1,892	—	1,772	—	3,664
Share-based awards retained for taxes	(29,112)	—	(592)	—	—	—	(592)
Balance, March 31, 2019	120,099,294	$1,201	$1,005,129	$(56,663)	$55,976	$449	$1,006,092

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,892	$23,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,747	21,430
Casualty and impairment loss	3,958	—
Gain on sale of real estate	(16,953)	—
Gain on extinguishment of debt	—	(2,524)
Amortization of deferred financing costs	720	722
Amortization of below market leases, net	(2,360)	(2,633)
Amortization of right-of-use assets	2,014	—
Straight-lining of rent	(22)	66
Share-based compensation expense	3,664	2,020
Provision for doubtful accounts	—	1,236
Change in operating assets and liabilities:
Tenant and other receivables	(10,379)	(5,320)
Deferred leasing costs	(1,201)	(938)
Prepaid and other assets	93	1,295
Accounts payable, accrued expenses and other liabilities	254	(4,392)
Net cash provided by operating activities	29,427	34,001
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(26,696)	(29,272)
Acquisition of real estate	—	(3,965)
Proceeds from sale of operating properties	18,202	—
Insurance proceeds	—	1,000
Net cash used in investing activities	(8,494)	(32,237)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(1,144)	(844)
Dividends to common shareholders	(26,390)	(24,997)
Distributions to redeemable noncontrolling interests	(1,576)	(2,786)
Taxes withheld for vested restricted shares	(592)	(363)
Proceeds (payments) related to the issuance of common shares	35	(24)
Net cash used in financing activities	(29,667)	(29,014)
Net decrease in cash and cash equivalents and restricted cash	(8,734)	(27,250)
Cash and cash equivalents and restricted cash at beginning of period	457,522	500,841
Cash and cash equivalents and restricted cash at end of period	$448,788	$473,591

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payment for interest net of amounts capitalized of $565 and $1,154, respectively	$16,122	$17,253
Cash payments for income taxes	7	618
Cash payments for lease liabilities	2,740	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	15,559	23,074
Write-off of fully depreciated assets	7,106	689
Operating lease liabilities arising from obtaining right-of-use assets	93,613	—
Mortgage debt forgiven in foreclosure	—	11,537
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$440,430	$490,279
Restricted cash at beginning of period	17,092	10,562
Cash and cash equivalents and restricted cash at beginning of period	$457,522	$500,841

Cash and cash equivalents at end of period	$416,668	$462,774
Restricted cash at end of period	32,120	10,817
Cash and cash equivalents and restricted cash at end of period	$448,788	$473,591

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	March 31,	December 31,
	2019	2018
ASSETS
Real estate, at cost:
Land	$525,027	$525,819
Buildings and improvements	2,174,923	2,156,113
Construction in progress	73,649	80,385
Furniture, fixtures and equipment	6,790	6,675
Total	2,780,389	2,768,992
Accumulated depreciation and amortization	(661,435)	(645,872)
Real estate, net	2,118,954	2,123,120
Right-of-use assets	96,466	—
Cash and cash equivalents	416,668	440,430
Restricted cash	32,120	17,092
Tenant and other receivables, net of allowance for doubtful accounts of $6,486 as of December 31, 2018	39,002	28,563
Receivable arising from the straight-lining of rents, net of $134 as of December 31, 2018	80,848	84,903
Identified intangible assets, net of accumulated amortization of $29,582 and $39,526, respectively	53,994	68,422
Deferred leasing costs, net of accumulated amortization of $17,236 and $16,826, respectively	21,558	21,277
Deferred financing costs, net of accumulated amortization of $3,020 and $2,764, respectively	1,963	2,219
Prepaid expenses and other assets	12,854	12,968
Total assets	$2,874,427	$2,798,994

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,549,479	$1,550,242
Lease liabilities	91,906	—
Accounts payable, accrued expenses and other liabilities	85,424	98,517
Identified intangible liabilities, net of accumulated amortization of $67,223 and $65,058, respectively	141,526	144,258
Total liabilities	1,868,335	1,793,017
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 120,099,294 and 114,345,565 units outstanding, respectively	1,006,330	957,563
Limited partners: 7,109,786 and 12,736,633 units outstanding, respectively	59,822	105,447
Accumulated deficit	(60,509)	(57,482)
Total partners’ capital	1,005,643	1,005,528
Noncontrolling interest in consolidated subsidiaries	449	449
Total equity	1,006,092	1,005,977
Total liabilities and equity	$2,874,427	$2,798,994

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2019	2018
REVENUE
Rental revenue	$97,308	$98,394
Management and development fees	352	342
Other income	72	317
Total revenue	97,732	99,053
EXPENSES
Depreciation and amortization	21,830	21,270
Real estate taxes	15,477	15,775
Property operating	17,061	17,903
General and administrative	10,580	7,641
Casualty and impairment loss (gain), net	3,958	(1,341)
Lease expense	3,655	2,736
Total expenses	72,561	63,984
Gain on sale of real estate	16,953	—
Interest income	2,506	1,524
Interest and debt expense	(16,536)	(15,644)
Gain on extinguishment of debt	—	2,524
Income before income taxes	28,094	23,473
Income tax expense	(202)	(434)
Net income	27,892	23,039
Less: net income attributable to NCI in consolidated subsidiaries	—	(11)
Net income attributable to unitholders	$27,892	$23,028

Earnings per unit - Basic:	$0.22	$0.18
Earnings per unit - Diluted:	$0.22	$0.18
Weighted average units outstanding - Basic	126,391	126,123
Weighted average units outstanding - Diluted	126,505	126,582

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2017	113,827,529	$947,540	12,812,954	$105,495	$(62,898)	$404	$990,541
Net income attributable to unitholders	—	—	—	—	23,028	—	23,028
Net income attributable to noncontrolling interests	—	—	—	—	—	11	11
Common units issued as a result of common shares issued by Urban Edge	102,353	41	—	—	(65)	—	(24)
Limited partnership units issued, net	10,000	563	27,810	(563)	—	—	—
Distributions to Partners ($0.22 per unit)	—	—	—	—	(27,783)	—	(27,783)
Share-based compensation expense	—	1,173	—	839	8	—	2,020
Share-based awards retained for taxes	(16,158)	(363)	—	—	—	—	(363)
Balance, March 31, 2018	113,923,724	$948,954	12,840,764	$105,771	$(67,710)	$415	$987,430
(1) Limited partners have a 10.1% common limited partnership interest in the Operating Partnership as of March 31, 2018 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2018	114,345,565	$957,563	12,736,633	$105,447	$(57,482)	$449	$1,005,977
Net income attributable to unitholders	—	—	—	—	27,892	—	27,892
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—
Impact of ASC 842 adoption	—	—	—	—	(2,918)	—	(2,918)
Common units issued as a result of common shares issued by Urban Edge	20,657	70	—	—	(35)	—	35
Equity redemption of OP Units	5,762,184	46,147	(5,762,184)	—	—	—	46,147
Limited partnership units issued, net	—	—	135,337	—	—	—	—
Reallocation of noncontrolling interests	—	1,250	—	(47,397)	—	—	(46,147)
Distributions to Partners ($0.22 per unit)	—	—	—	—	(27,966)	—	(27,966)
Share-based compensation expense	—	1,892	—	1,772	—	—	3,664
Share-based awards retained for taxes	(29,112)	(592)	—	—	—	—	(592)
Balance, March 31, 2019	120,099,294	$1,006,330	7,109,786	$59,822	$(60,509)	$449	$1,006,092
(2) Limited partners have a 5.6% common limited partnership interest in the Operating Partnership as of March 31, 2019 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,892	$23,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,747	21,430
Casualty and impairment loss	3,958	—
Gain on sale of real estate	(16,953)	—
Gain on extinguishment of debt	—	(2,524)
Amortization of deferred financing costs	720	722
Amortization of below market leases, net	(2,360)	(2,633)
Amortization of right-of-use assets	2,014	—
Straight-lining of rent	(22)	66
Share-based compensation expense	3,664	2,020
Provision for doubtful accounts	—	1,236
Change in operating assets and liabilities:
Tenant and other receivables	(10,379)	(5,320)
Deferred leasing costs	(1,201)	(938)
Prepaid and other assets	93	1,295
Accounts payable, accrued expenses and other liabilities	254	(4,392)
Net cash provided by operating activities	29,427	34,001
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(26,696)	(29,272)
Acquisition of real estate	—	(3,965)
Proceeds from sale of operating properties	18,202	—
Insurance proceeds	—	1,000
Net cash used in investing activities	(8,494)	(32,237)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(1,144)	(844)
Distributions to partners	(27,966)	(27,783)
Taxes withheld for vested restricted units	(592)	(363)
Proceeds (payments) related to the issuance of common shares	35	(24)
Net cash used in financing activities	(29,667)	(29,014)
Net decrease in cash and cash equivalents and restricted cash	(8,734)	(27,250)
Cash and cash equivalents and restricted cash at beginning of period	457,522	500,841
Cash and cash equivalents and restricted cash at end of period	$448,788	$473,591

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payment for interest net of amounts capitalized of $565 and $1,154, respectively	$16,122	$17,253
Cash payments for income taxes	7	618
Cash payments for lease liabilities	2,740	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	15,559	23,074
Write-off of fully depreciated assets	7,106	689
Operating lease liabilities arising from obtaining right-of-use assets	93,613	—
Mortgage debt forgiven in foreclosure	—	11,537
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$440,430	$490,279
Restricted cash at beginning of period	17,092	10,562
Cash and cash equivalents and restricted cash at beginning of period	$457,522	$500,841

Cash and cash equivalents at end of period	$416,668	$462,774
Restricted cash at end of period	32,120	10,817
Cash and cash equivalents and restricted cash at end of period	$448,788	$473,591

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2019, Urban Edge owned approximately 94.4% of the outstanding common OP Units with the remaining limited OP Units held by members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of March 31, 2019, our portfolio consisted of 82 shopping centers, four malls and a warehouse park, totaling approximately 16.1 million square feet (sf).

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities Exchange Commission (“SEC”).

The consolidated balance sheets as of March 31, 2019 and December 31, 2018 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three months ended March 31, 2019 and 2018 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.

In accordance with ASC 205 Presentation of Financial Statements, the Company reclassified Property rentals and Tenant reimbursement income to Rental revenue on its consolidated statements of income for the three months ended March 31, 2019 and 2018, respectively, as reflected in our Form 10-K. Additionally, the Company includes credit losses related to operating lease receivables as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income for the quarter ended March 31, 2019 due to the adoption of (“ASU 2016-02”) ASC 842 Leases. Provision for doubtful accounts are included in "Property operating expenses" for the quarter ended March 31, 2018.

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

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recently Issued Accounting Literature — Effective for the fiscal period beginning January 1, 2019, we adopted (“ASU 2016-02”) ASC 842 Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In connection with the adoption of ASU 2016-02, we also adopted (i) ASU 2019-01 Leases (ASC 842): Codification Improvements, (ii) ASU 2018-20 Leases (ASC 842): Narrow-Scope Improvements for Lessors, (iii) ASU 2018-11 Leases (ASC 842): Targeted Improvements, (iv) ASU 2018-10 Codification Improvements to ASC 842, Leases and (v) ASU 2018-01 Leases (ASC 842): Land Easement Practical Expedient for Transition to Topic 842.

We initially applied the standard at the beginning of the period of adoption through the transition method issued by ASU 2018-11 and have presented comparative periods under ASC 840 Leases. Due to the effects of applying ASC 842, the Company recognized a $2.9 million cumulative-effect adjustment to its accumulated deficit to adjust reserves on receivables from straight-line rents. The new standard requires lessees to apply a two-model approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use ("ROU") asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company has elected the short-term lease recognition exemption, and therefore, leases with a term of 12 months or less are not recognized on the balance sheet. The new standard requires lessors to account for leases using an approach that is substantially equivalent to guidance for sales-type leases, direct financing leases and operating leases under ASC 840. For purposes of transition, we did not elect the hindsight practical expedient but did elect the land easement practical expedient to not reassess whether existing land easements contain leases and the practical expedient package, which has been applied consistently to all of our leases. As a result of electing the practical expedient package, we did not (i) reassess whether any expired or existing contracts are or contain leases, (ii) reassess the lease classification for any expired or existing leases or (iii) reassess initial direct costs for any existing leases.

From a lessee perspective, the initial adoption on January 1, 2019 resulted in the recognition of operating lease ROU assets and lease liabilities for 24 operating leases with an aggregate balance of $98.5 million and $93.6 million, respectively. On January 1, 2019, we also reclassified $11.9 million of acquired below-market lease intangibles and $7.1 million of accrued rent and adjusted the carrying values of our ROU assets by the corresponding amounts. If a finance lease is commenced in the future, a finance lease ROU asset and finance lease liability will be recognized on the balance sheet. The Company will recognize amortization of the finance lease ROU asset and interest expense on the lease liability. As of March 31, 2019, our operating lease ROU assets and lease liabilities were $96.5 million and $91.9 million, respectively, as presented on our consolidated balance sheet. The standard's adoption has also impacted the presentation of our consolidated income statement beginning with the period ending March 31, 2019, due to accounting for the lease and non-lease components as a single lease component for all classes of underlying assets, presented as lease expense on the consolidated statement of income. Prior to the adoption of ASC 842, related lease and non-lease expense amounts were recognized within lease expense, real estate taxes, property operating expenses and general administrative expenses on the consolidated statement of income.

From a lessor perspective, the adoption resulted in additional general and administrative expenses, attributable to internal leasing department costs not meeting the definition of initial direct costs under ASC 842. Capitalized internal leasing costs were $0.5 million for the three months ended March 31, 2018. The standard's adoption has also impacted the presentation of our consolidated income statement due to accounting for lease and non-lease components as a single lease component, presented as rental revenue on the consolidated statement of income, however there has been no change in the timing of revenue recognition since adoption. Additionally, under the amendments issued in ASU 2018-20, the Company has accounted for common area maintenance expenses paid directly by tenants to third-parties as variable rental revenue and has reported the corresponding expense within property operating expenses, however real estate taxes and insurance expenses paid directly by tenants have not been accounted for by the Company.

The adoption of this standard has also resulted in additional quantitative and qualitative footnote disclosures beginning with this Quarterly Report on Form 10-Q for the period ending March 31, 2019 (refer to Note 8 Leases).

ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses will become effective for the fiscal period beginning January 1, 2020. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments and also modifies the impairment model with new methodology for estimating credits losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which included amendments to clarify receivables arising from operating leases are within the scope ASC 842. Due to the adoption of ASC 842, the Company includes credit losses related to operating lease receivables as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income. The Company is currently evaluating the impact of this new standard.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the three months ended March 31, 2019, no acquisitions were completed by the Company.
As of March 31, 2019, we were under contract to purchase an office building in Maywood, NJ, adjacent to our existing property, Bergen Town Center. The building is subject to a ground lease, which the Company will acquire the lessee position of for a purchase price of $7.1 million. The transaction is scheduled to close by the end of 2019.

Dispositions

On March 15, 2019, we completed the sale of our property in Chicopee, MA for $18.2 million, net of selling costs, resulting in a $17.0 million gain on sale of real estate recognized during the three months ended March 31, 2019.

Subsequent to March 31, 2019, the Company executed a contract to sell its property in Glen Burnie, MD for $16.2 million. The sale is anticipated to close by the end of the second quarter of 2019.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $54.0 million and $141.5 million as of March 31, 2019, respectively, and $68.4 million and $144.3 million as of December 31, 2018, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.4 million and $2.6 million for the three months ended March 31, 2019 and 2018, respectively.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $2.1 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively.

The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2019 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market
Year	Operating Lease Amortization	Operating Lease Amortization	In-Place Leases
2019(1)	$7,442	$(917)	$5,420
2020	9,810	(1,014)	6,177
2021	9,672	(807)	4,965
2022	9,596	(433)	4,032
2023	9,548	(327)	3,702
2024	9,301	(266)	3,264
(1) Remainder of 2019.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2019 and December 31, 2018.

		Interest Rate at	March 31,	December 31,
(Amounts in thousands)	Maturity	March 31, 2019	2019	2018
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	4.09%	$28,930	$28,930
Westfield (One Lincoln Plaza)(1)	5/24/2022	4.09%	4,730	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	4.09%	55,340	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	4.39%	29,000	29,000
Watchung(2)	11/15/2024	4.39%	27,000	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	4.39%	24,500	24,500
Total variable rate debt			169,500	169,500
Fixed rate
Montehiedra (senior loan)	7/6/2021	5.33%	84,476	84,860
Montehiedra (junior loan)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center - West, Paramus	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	11,432	11,582
Jersey City (Hudson Mall)(4)	12/1/2023	5.07%	24,149	24,326
Yonkers Gateway Center(5)	4/6/2024	4.16%	31,310	31,704
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	24,000	24,000
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco(3)	11/15/2034	6.40%	13,865	13,987
Total fixed rate debt			1,391,432	1,392,659
	Total mortgages payable		1,560,932	1,562,159
	Unamortized debt issuance costs		(11,453)	(11,917)
Total mortgages payable, net of unamortized debt issuance costs			$1,549,479	$1,550,242

(1)	Bears interest at one month LIBOR plus 160 bps.

(2)	Bears interest at one month LIBOR plus 190 bps.

(3)
The mortgage payable balance on the loan secured by Mt Kisco includes $1.0 million of unamortized debt discount as of both March 31, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt discount is 7.27% as of March 31, 2019.

(4)
The mortgage payable balance on the loan secured by Hudson Mall includes $1.2 million of unamortized debt premium as of both March 31, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt premium is 3.78% as of March 31, 2019.

(5)
The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.7 million of unamortized debt premium as of both March 31, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt premium is 3.67% as of March 31, 2019.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of March 31, 2019. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2019, we were in compliance with all debt covenants.

During 2017, our property in Englewood, NJ was transferred to a receiver. On January 31, 2018, our property in Englewood, NJ was sold at a foreclosure sale and on February 23, 2018, the court order was received approving the sale and discharging the receiver of all assets and liabilities related to the property. We recognized a gain on extinguishment of debt of $2.5 million as a result of the forgiveness of outstanding mortgage debt of $11.5 million, which is included in gain on extinguishment of debt in the consolidated statement of income for the three months ended March 31, 2018.

As of March 31, 2019, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2019(1)	$3,396
2020	7,567
2021	122,827
2022	100,896
2023	344,423
2024	274,370
Thereafter	707,453
(1) Remainder of 2019.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. Borrowings under the Agreement are subject to interest at LIBOR plus 1.10% to 1.55% and an annual facility fee of 15 to 35 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $2.0 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively, are included in deferred financing fees, net in the consolidated balance sheets.

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

On December 31, 2017, the Company elected, for tax purposes, to treat the wholly-owned limited partnership that held its Allentown property as a taxable REIT subsidiary (“TRS”). A TRS is a corporation, other than a REIT, in which we directly or indirectly hold stock, which has made a joint election with us to be treated as a TRS under Section 856(l) of the Code. A TRS is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a non-REIT “C” corporation. The Allentown legal entity restructuring resulted in a capital gain recognized for tax purposes in 2017 and a step up in tax basis to the Allentown property resulting in no capital gains recognized for tax purposes in 2018 upon the property’s sale on April 26, 2018. The Company’s consolidated financial statements for the three months ended March 31, 2018 reflect the TRS’ federal and state corporate income taxes associated with the operating activities at the TRS. The tax expense recorded in association with the operating activities of the TRS was $0.2 million for the three months ended March 31, 2018. As of December 31, 2018, the Allentown TRS has been dissolved and as such, the Company’s consolidated financial statements for the three months ended March 31, 2019 do not reflect any corporate income taxes associated with such TRS.
Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated statements of income. The Puerto Rico tax expense recorded was $0.2 million for the three months ended March 31, 2019 and 2018, respectively. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns. We are also subject to certain other taxes, including state and local taxes and franchise taxes which are included in general and administrative expenses in the consolidated statements of income.

8.	LEASES

Leases — We have approximately 1,200 operating leases at our retail shopping centers and malls, which generate rental income from tenants and operating cash flows for the Company. Our tenant leases are dependent on the Company, as lessor, agreeing to provide our tenants with the right to control the use of our real estate assets, as lessees. Our real estate assets are comprised of retail shopping centers and malls. Tenants agree to use and control their agreed upon space for their business purposes. Thus, our tenants obtain substantially all of the economic benefits from the use of our shopping center space and have the right to direct how and for what purpose the real estate space is used throughout the period of use. Given these contractual terms, the Company has determined that all tenant contracts of this nature contain a lease. The Company assesses lease classification for each new and modified lease. All new and modified leases commenced in the three months ended March 31, 2019 have been assessed and classified as operating leases.
Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent or the Consumer Price Index ("CPI"). Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales. Variable lease payments dependent on the CPI, will change in accordance with the corresponding increase or decrease in CPI if negotiated and agreed upon in the tenant's lease. Variable lease payments dependent on percentage rent and the CPI were $0.6 million for the three months ended March 31, 2019. Variable lease payments also arise from tenant expense reimbursements, which provide for the recovery of all or a portion of the operating expenses, common area maintenance expenses, real estate taxes, insurance and capital improvements of the respective property and amounted to $28.3 million in the three months ended March 31, 2019. The Company accounts for variable lease payments as "Rental revenue" on the consolidated statement of income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

The Company also has 21 properties in its portfolio either completely or partially on land or a building that are owned by third parties. These properties are leased or subleased to us pursuant to ground or building leases, with remaining terms ranging from less than one year to over 80 years and provide us the right to operate each such property. We also lease or sublease real estate for our three corporate offices with remaining terms ranging from one to two years. ROU assets are recorded for these leases, which represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. As of March 31, 2019, no other contracts have been identified as leases. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and ROU asset.

The discount rate applied to measure each ROU asset and lease liability is based on the incremental borrowing rate of the lease due to the rate implicit in the lease not being readily determinable. The Company initially considers the general economic environment and factors in various financing and asset specific secured borrowings so that the overall incremental borrowing rate is appropriate to the intended use of the lease. Certain expenses derived from these leases are variable and are not included in the measurement of the corresponding lease liability and ROU asset, but are recognized in the period in which the obligation for those payments is incurred. These variable lease payments consist of payments for real estate taxes and common area maintenance, which is dependent on projects and activities at each individual property under ground or building lease.

Accounts Receivable and Changes in Collectibility Assessment — Accounts receivable includes unpaid amounts billed to tenants and accrued revenues for future billings to tenants for property expenses. We periodically evaluate the collectibility of amounts due from tenants, resulting from the inability of tenants to make required payments under the lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue. We also assess changes in the collectibility of receivables arising from the straight-lining of rents and record these changes as adjustments to rental revenue. These receivables arise from earnings recognized in excess of amounts currently due under the lease agreements. Management exercises judgment in assessing collectibility and considers payment history and current credit status. Accounts receivable are written-off directly when they are deemed to be uncollectible.

Leases as lessor

We have approximately 1,200 operating leases at our retail shopping centers and malls, which generate rental income from tenants and operating cash flows for the Company. Our tenant base comprises a diverse group of merchants including department stores, supermarkets, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. Tenant leases for under 10,000 sf generally have lease terms of five years or less. Tenant leases for 10,000 sf or more generally have lease terms of 10 to 25 years, and are considered anchor leases with one or more renewal options available upon expiration of the initial lease term. Contractual rent increases for the renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal.

The components of rental revenue for the three months ended March 31, 2019 were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2019
Rental Revenue
Fixed lease revenue	$68,484
Variable lease revenue	28,824
Total rental revenue	$97,308

Maturity analysis of lease payments as lessor

The Company’s operating leases are disclosed in the aggregate due to their consistent nature as real estate leases. As of March 31, 2019, the undiscounted cash flows to be received from lease payments of our operating leases on an annual basis for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2019(1)	$218,367
2020	246,431
2021	226,006
2022	206,988
2023	184,699
2024	152,018
Thereafter	895,260
Total undiscounted cash flows	$2,129,769
(1) Remainder of 2019.

As of December 31, 2018, future base rental revenue under non-cancelable operating leases, under ASC 840 as lessor, was as follows:

(Amounts in thousands)
Year Ending December 31,
2019	$256,598
2020	235,652
2021	216,247
2022	198,449
2023	176,282
Thereafter	986,865

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales and tenant expense reimbursements. For the year ended December 31, 2018, rental revenue from percentage rent was $2.0 million. For the year ended December 31, 2018, rental revenue from tenant expense reimbursements was $108.7 million.

Property. plant and equipment under operating leases as lessor
As of March 31, 2019, substantially all of the Company’s real estate assets are subject to operating leases.

Leases as lessee

As of March 31, 2019, the Company had 21 properties in its portfolio either completely or partially on land or a building that was owned by third parties. These properties are leased or subleased to us pursuant to ground or building leases, with remaining terms ranging from less than one year to over 80 years and provide us the right to operate the property. We also lease or sublease real estate for our three corporate offices with remaining terms ranging from one to two years.

The components of lease expense for the three months ended March 31, 2019 were as follows:

(Amounts in thousands)	Three Months Ended March 31, 2019
Lease expense
Operating lease cost(1)	$2,981
Variable lease cost	674
Total lease expense	$3,655
(1) The Company is an intermediate lessor and recognized sublease income of $5.1 million included within rental revenue on the consolidated statement of income in relation to certain ground and building lease arrangements. Operating lease cost includes amortization of below-market ground lease intangibles and straight-line lease expense.

Supplemental balance sheet information related to leases was as follows:

March 31, 2019
Supplemental noncash information
Weighted-average remaining lease term - operating leases	15.9 years
Weighted-average discount rates - operating leases	4.01%

Maturity analysis of lease payments as lessee

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented in the table below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability on the consolidated balance sheet by considering the present value discount.

(Amounts in thousands)
Year Ending December 31,
2019(1)	$8,040
2020	9,708
2021	9,051
2022	9,077
2023	8,875
2024	8,881
Thereafter	76,856
Total undiscounted cash flows	130,488
Present value discount	(38,582)
Discounted cash flows	$91,906
(1) Remainder of 2019.

As of December 31, 2018, future lease payments under operating lease agreements, including extension options if reasonably assured of being exercised, under ASC 840 as lessee, were as follows:

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2019 and December 31, 2018.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2019 and December 31, 2018.

	As of March 31, 2019		As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$416,668	$416,668	$440,430	$440,430
Liabilities:
Mortgages payable(1)	$1,560,932	$1,565,563	$1,562,159	$1,543,963
(1) Carrying amounts exclude unamortized debt issuance costs of $11.5 million and $11.9 million as of March 31, 2019 and December 31, 2018, respectively.

The following market spreads were used by the Company to estimate the fair value of mortgages payable:

	March 31, 2019		December 31, 2018
	Low	High	Low	High
Mortgages payable	1.7%	1.9%	1.7%	1.9%

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment, when events or changes in circumstances indicate that the carrying value may not be recoverable.
During the three months ended March 31, 2019, we recognized a $4.0 million impairment charge on our property in Westfield, NJ as a result of the loss of a significant tenant at the property. The valuation of our property in Westfield, NJ was based on comparable property transactions in the property’s surrounding area. The Company believes the inputs utilized to measure the fair value was reasonable in the context of applicable market conditions, however due to the significance of the unobservable inputs in the overall fair value measures, including market conditions and expectations for growth, the Company determined that such fair value measurement is classified as Level 3. The impairment charge is included as an expense under casualty and impairment loss (gain), net on our consolidated statement of income for the three months ended March 31, 2019.

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. After consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Redevelopment
As of March 31, 2019, we had approximately $121.2 million of active development, redevelopment and anchor repositioning projects underway, of which $34.8 million remains to be funded. Based on current plans and estimates, we anticipate the remaining amounts will be expended over the next two years.
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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the three months ended March 31, 2018, the Company received $1.5 million in casualty insurance proceeds, which were partially offset by $0.2 million of hurricane related costs, resulting in net casualty gains of $1.3 million included in casualty and impairment loss (gain), net on the accompanying consolidated statements of income.

During the three months ended March 31, 2018, the Company recognized $0.8 million of business interruption losses. Losses of $0.6 million pertained to rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of rental revenue and $0.2 million was recorded as a provision for doubtful accounts, within property operating expenses, for unpaid rents.

The Company is in active dialogue with its carrier regarding the insurance claim related to Hurricane Maria, which is still open, and no determination has been made as to the amount or timing of additional insurance proceeds, if any, that may be received.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million on our consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the three months ended March 31, 2018, the Company recognized $0.3 million of environmental remediation costs within property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our rental revenue is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations.

Sears Holdings Corporation (“Sears”) filed for Chapter 11 bankruptcy protection on October 15, 2018. The Company has four Kmart leases with Sears comprising approximately 547,000 sf, which generate $8.5 million in annual rental revenue. In January 2019, Sears announced the acquisition of its assets by ESL Investments (“ESL”) for approximately $5.2 billion. Kmart closed its stores at Las Catalinas in Puerto Rico and in Huntington, NY at the end of January 2019; however, property rents have been paid on all four Kmart locations through April 2019. As of April 30, 2019, our Kmart lease at Las Catalinas was rejected. It is not clear whether ESL will attempt to assume or reject the remaining leases. The Company is monitoring the proceedings and considering its alternatives.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2019	December 31, 2018
Other assets	$2,914	$2,765
Prepaid expenses:
Real estate taxes	5,168	6,911
Insurance	3,787	2,509
Licenses/fees	985	783
Total Prepaid expenses and other assets	$12,854	$12,968

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2019	December 31, 2018
Deferred tenant revenue	$28,384	$28,697
Accrued capital expenditures and leasing costs	22,943	29,754
Accrued interest payable	9,292	8,950
Deferred tax liability, net	4,685	5,532
Security deposits	5,458	5,396
Accrued payroll expenses	2,453	5,747
Other liabilities and accrued expenses	12,209	7,371
Accrued rent(1)	—	7,070
Total accounts payable, accrued expenses and other liabilities	$85,424	$98,517
(1) In connection with the adoption of ASC 842 on January 1, 2019, we reclassified $7.1 million of accrued rent and adjusted the carrying values of our ROU assets by the corresponding amount.

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense in the consolidated statements of income:

	Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Interest expense	$15,816	$14,922
Amortization of deferred financing costs	720	722
Total Interest and debt expense	$16,536	$15,644

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of March 31, 2019, $241.3 million of common shares remained available for issuance under this ATM equity program and there were no common shares issued under the ATM equity program during the three months ended March 31, 2019 and 2018, respectively. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.
Dividends and Distributions
During the three months ended March 31, 2019 and 2018, respectively, the Company declared dividends on our common shares and OP unit distributions of $0.22 per share/unit.
Noncontrolling Interests in Operating Partnership
Redeemable noncontrolling interests reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards.
In connection with the separation from Vornado Realty L.P. (“VRLP”), the Company issued 5.7 million OP units, which represented a 5.4% interest in the Operating Partnership, to VRLP in exchange for interests in VRLP properties contributed by VRLP. On February 28, 2019, the Company issued 5.7 million common shares to VLRP, in exchange for an equal number of LTIP units after receiving a notice of redemption from VLRP. The issuance is exempt from registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that no public offering was made.
LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”) and our 2018 Inducement Equity Plan (the “Inducement Plan”). OP units were issued to contributors in exchange for their property interests in connection with the Company’s property acquisitions in 2017. The total of the OP units and LTIP units represent an 8.4% weighted-average interest in the Operating Partnership for the three months ended March 31, 2019. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may, at a determinable date, redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Share-based compensation expense components:
Restricted share expense	$751	$587
Stock option expense	1,071	585
LTIP expense	1,208	166
Outperformance Plan (“OPP”) expense	564	682
Deferred share unit (“DSU”) expense	70	—
Total Share-based compensation expense	$3,664	$2,020

Equity award activity during the three months ended March 31, 2019 included: (i) 180,213 stock options granted, (ii) 22,186 restricted shares granted, (iii) 135,532 LTIP units granted, (iv) 661,551 stock options vested, (v) 88,813 restricted shares vested, and (vi) 31,617 LTIP units vested.

Subsequent to March 31, 2019, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (1/3rd of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (2/3rds of the program). The fair value of the performance-based award portion of the 2019 LTI Plan on the date of grant was $4.3 million.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2019	2018
Numerator:
Net income attributable to common shareholders	$25,537	$20,700
Less: Earnings allocated to unvested participating securities	(23)	(48)
Net income available for common shareholders - basic	$25,514	$20,652
Impact of assumed conversions:
OP and LTIP units	2,245	—
Net income available for common shareholders - dilutive	$27,759	$20,652

Denominator:
Weighted average common shares outstanding - basic	116,274	113,677
Effect of dilutive securities(1):
Stock options using the treasury stock method	—	—
Restricted share awards	114	187
Assumed conversion of OP and LTIP units	10,116	—
Weighted average common shares outstanding - diluted	126,504	113,864

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.22	$0.18
Earnings per common share - Diluted	$0.22	$0.18
(1) For the quarter ended March 31, 2018, the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for this period.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2019	2018
Numerator:
Net income attributable to unitholders	$27,892	$23,028
Less: net income attributable to participating securities	(25)	(48)
Net income available for unitholders	$27,867	$22,980

Denominator:
Weighted average units outstanding - basic	126,391	126,123
Effect of dilutive securities issued by Urban Edge	114	187
Unvested LTIP units	—	272
Weighted average units outstanding - diluted	126,505	126,582

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.22	$0.18
Earnings per unit - Diluted	$0.22	$0.18

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict; these factors include, among others, the estimated remediation and repair costs related to natural disasters at the affected properties and the loss of or bankruptcy of a major tenant and the impact of any such event. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2019, Urban Edge owned approximately 94.4% of the outstanding common OP Units with the remaining limited OP Units held by members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of March 31, 2019, our portfolio consisted of 82 shopping centers, four malls and a warehouse park, totaling approximately 16.1 million square feet.
Critical Accounting Policies and Estimates

The Company’s 2018 Annual Report on Form 10-K contains a description of our critical accounting policies, including accounting for real estate and revenue recognition. For the three months ended March 31, 2019, there were no material changes to these policies, other than the adoption of ASU 2016-02 and the Company’s policies on leases, accounts receivable and changes in collectibility assessment described in Note 3 to the unaudited consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition.
The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Quarter Ended March 31,
(Amounts in thousands)	2019	2018
Net income	$27,892	$23,039
FFO applicable to diluted common shareholders(1)	36,520	44,100
Cash NOI(2)	59,343	59,931
Same-property cash NOI(2)	53,207	54,385
(1) Refer to page 33 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 32 for a reconciliation to the nearest GAAP measure.

Development/Redevelopment Activity

The Company has 14 active development, redevelopment or anchor repositioning projects with total estimated costs of $121.2 million, of which $86.4 million (or 71%) has been incurred as of March 31, 2019. During the first quarter, the Company completed three redevelopment projects totaling $86.1 million at Bruckner Commons in the Bronx, NY, Yonkers Gateway Center in Yonkers, NY and Bergen Town Center in Paramus, NJ.

Acquisition/Disposition Activity

On March 15, 2019, we completed the sale of our property in Chicopee, MA for $18.2 million, net of selling costs. As a result of this transaction, we recognized a $17.0 million gain on sale of real estate during the three months ended March 31, 2019.

Subsequent to March 31, 2019, the Company executed a contract to sell its property in Glen Burnie, MD for $16.2 million. The sale is anticipated to close by the end of the second quarter of 2019.

As of March 31, 2019, we were under contract to purchase an office building in Maywood, NJ, adjacent to our existing property, Bergen Town Center. The building is subject to a ground lease, which the Company will acquire the lessee position of for a purchase price of $7.1 million. The transaction is scheduled to close by the end of 2019.

Equity Activity

Equity award activity during the three months ended March 31, 2019 included: (i) 180,213 stock options granted, (ii) 22,186 restricted shares granted, (iii) 135,532 LTIP units granted, (iv) 661,551 stock options vested, (v) 88,813 restricted shares vested, and (vi) 31,617 LTIP units vested.

Subsequent to March 31, 2019, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (1/3rd of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (2/3rds of the program). The fair value of the performance-based award portion of the 2019 LTI Plan on the date of grant was $4.3 million.

Comparison of the Three Months Ended March 31, 2019 to March 31, 2018
Net income for the three months ended March 31, 2019 was $27.9 million, compared to net income of $23.0 million for the three months ended March 31, 2018. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2019 as compared to the same period of 2018:

	For the Three Months Ended March 31,
(Amounts in thousands)	2019	2018	$ Change
Total revenue	$97,732	$99,053	(1,321)
Property operating expenses	17,061	17,903	(842)
General and administrative	10,580	7,641	2,939
Casualty and impairment loss (gain), net	3,958	(1,341)	5,299
Lease expense	3,655	2,736	919
Gain on sale of real estate	16,953	—	16,953
Interest income	2,506	1,524	982
Interest and debt expense	16,536	15,644	892
Gain on extinguishment of debt	—	2,524	(2,524)
Total revenue decreased by $1.3 million to $97.7 million in the first quarter of 2019 from $99.1 million in the first quarter of 2018. The decrease is primarily attributable to:

•	$1.7 million decrease as a result of property dispositions, net of acquisitions;

•	$0.5 million due to credit losses related to operating lease receivables recognized against rental income in accordance with the new lease accounting standard, ASC 842, effective January 1, 2019; and

•	$0.2 million decrease in tenant bankruptcy settlement income, partially offset by

•	$0.6 million increase due to rent abatements, reflected as a reduction of rental revenue in the first quarter of 2018, recognized at our two malls in Puerto Rico as a result of Hurricane Maria; and

•	$0.5 million increase in property rentals due to rent commencements, lease modifications and contractual rent increases.
Property operating expenses decreased by $0.8 million to $17.1 million in the first quarter of 2019 from $17.9 million in the first quarter of 2018. The decrease is primarily attributable to:

•	$1.2 million due to provision for doubtful accounts recognized in property operating expenses in the first quarter of 2018 and rental revenue in the first quarter of 2019;

•	$0.3 million of environmental remediation costs accrued in the first quarter of 2018; and

•	$0.2 million decrease as a result of property dispositions net of acquisitions, partially offset by

•	$0.7 million of common area maintenance expenses recognized on a gross basis at tenant-maintained centers in accordance with the new lease accounting standard, ASC 842; and

•	$0.2 million increase in repair costs for vacant spaces.
General and administrative expenses increased by $2.9 million to $10.6 million in the first quarter of 2019 from $7.6 million in the first quarter of 2018. The increase is primarily attributable to:

•	$1.3 million increase in share-based compensation expense due to additional equity awards granted since the first quarter of 2018;

•	$0.9 million increase in professional fees for consulting and legal services;

•	$0.4 million of accelerated amortization of unvested equity awards associated with the retirement of the Company’s Chief Operating Officer; and

•	$0.3 million increase in transaction costs.

A casualty and impairment loss of $4.0 million was recognized in the in the first quarter of 2019 as a result of a real estate impairment charge recognized on our property in Westfield, NJ attributable to the vacancy of a significant tenant.
We recognized a $1.3 million casualty and impairment gain in the first quarter of 2018 comprised of a $1.5 million insurance gain net of $0.2 million hurricane-related expenses incurred as a result of Hurricane Maria.
Lease expense increased by $0.9 million to $3.7 million in the first quarter of 2019 from $2.7 million in the first quarter of 2018. The increase is primarily attributable to the recognition of common area maintenance and real estate taxes associated with ground or building leases within lease expense in accordance with the new lease accounting standard, ASC 842, effective January 1, 2019.
We recognized a gain on sale of real estate of $17.0 million in the first quarter of 2019 due to the sale of our property in Chicopee, MA on March 15, 2019.
Interest income increased by $1.0 million to $2.5 million in the first quarter of 2019 from $1.5 million in the first quarter of 2018. The increase is primarily attributable to an increase in interest rates.
Interest and debt expense increased by $0.9 million to $16.5 million in the first quarter of 2019 from $15.6 million in the first quarter of 2018. The increase is primarily attributable to:

•	$0.6 million decrease in interest capitalized related to the completion of development projects; and

•	$0.3 million increase resulting from higher interest rates on variable rate date.
We recognized a $2.5 million gain on extinguishment of debt in the first quarter of 2018 as a result of the foreclosure sale and forgiveness of the $11.5 million mortgage debt secured by our property in Englewood, NJ.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 83 properties for the three months ended March 31, 2019 and 2018. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

We calculate same-property cash NOI using net income as defined by GAAP reflecting only those income and expense items that are reflected in cash NOI, adjusted for the following items: lease termination fees, bankruptcy settlement income, and income and expenses that we do not believe are representative of ongoing operating results, if any.

The most directly comparable GAAP financial measure to cash NOI is net income. Cash NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. We calculate cash NOI by adjusting net income to add back depreciation and amortization expense, general and administrative expenses, casualty and real estate impairment losses and non-cash lease expense, and deduct non-cash rental income resulting from the straight-lining of rents and amortization of acquired below market leases net of above market leases.

We use cash NOI internally to make investment and capital allocation decisions and to compare the unlevered performance of our properties to our peers. Further, we believe cash NOI is useful to investors as a performance measure because, when compared across periods, cash NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from net income. As such, cash NOI assists in eliminating disparities in net income due to the development, redevelopment, acquisition or disposition of properties during the periods presented, and thus provides a more consistent performance measure for the comparison of the operating performance of the Company’s properties. Cash NOI and same-property cash NOI should not be considered substitutes for net income and may not be comparable to similarly titled measures employed by others.
Same-property cash NOI decreased by $1.2 million, or (2.2)%, for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018.

The following table reconciles net income to cash NOI and same-property cash NOI for the three months ended March 31, 2019 and 2018.

	Quarter Ended March 31,
(Amounts in thousands)	2019	2018
Net income	$27,892	$23,039
Management and development fee income from non-owned properties	(352)	(342)
Other expense (income)	230	(77)
Depreciation and amortization	21,830	21,270
General and administrative expense	10,580	7,641
Casualty and impairment loss (gain), net(1)	3,958	(1,341)
Gain on sale of real estate	(16,953)	—
Interest income	(2,506)	(1,524)
Interest and debt expense	16,536	15,644
Gain on extinguishment of debt	—	(2,524)
Income tax expense	202	434
Non-cash revenue and expenses	(2,074)	(2,289)
Cash NOI	59,343	59,931
Adjustments:
Non-same property cash NOI(2)	(6,109)	(5,938)
Tenant bankruptcy settlement income	(27)	(164)
Natural disaster related operating loss	—	306
Environmental remediation costs	—	250
Same-property cash NOI	$53,207	$54,385
Cash NOI related to properties being redeveloped	5,857	4,891
Same-property cash NOI including properties in redevelopment	$59,064	$59,276
(1) The three months ended March 31, 2019 reflect a real estate impairment charge recognized on our property in Westfield, NJ. The three months ended March 31, 2018 reflect hurricane-related insurance proceeds net of expenses.
(2) Non-same property cash NOI includes cash NOI related to properties being redeveloped and properties acquired or disposed.

Funds From Operations
FFO for the three months ended March 31, 2019 was $36.5 million compared to $44.1 million for the three months ended March 31, 2018.
We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (‘‘Nareit’’) definition. Nareit defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable real estate and land when connected to the main business of a REIT, impairments on depreciable real estate or land related to a REIT's main business, and rental property depreciation and amortization expense. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period to period both internally and among our peers because this non-GAAP measure excludes net gains on sales of depreciable real estate, real estate impairment losses, rental property depreciation and amortization expense which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. FFO does not represent cash flows from operating activities in accordance with GAAP, should not be considered an alternative to net income as an indication of our performance, and is not indicative of cash flow as a measure of liquidity or our ability to make cash distributions. FFO may not be comparable to similarly titled measures employed by others.

	Quarter Ended March 31,
(Amounts in thousands)	2019	2018
Net income	$27,892	$23,039
Less net income attributable to noncontrolling interests in:
Operating partnership	(2,355)	(2,328)
Consolidated subsidiaries	—	(11)
Net income attributable to common shareholders	25,537	20,700
Adjustments:
Rental property depreciation and amortization	21,623	21,072
Gain on sale of real estate	(16,953)	—
Real estate impairment loss	3,958	—
Limited partnership interests in operating partnership(1)	2,355	2,328
FFO applicable to diluted common shareholders	$36,520	$44,100
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented.

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute at least 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for the first quarter of 2019, or an annual rate of $0.88. We expect to pay regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

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

At March 31, 2019, we had cash and cash equivalents, including restricted cash, of $448.8 million and no amounts drawn on our line of credit. In addition, we had the following sources of capital available:

(Amounts in thousands)	March 31, 2019
ATM equity program(1)
Original offering amount	$250,000
Available capacity	$241,300

Revolving credit agreement(2)
Total commitment amount	$600,000
Available capacity	$600,000
Maturity	March 7, 2021
(1) Refer to Note 14 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
(2) Refer to Note 6 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

We have no debt scheduled to mature in 2019. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our ATM equity program, our revolving credit agreement and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Summary of Cash Flows
Cash and cash equivalents including restricted cash was $448.8 million at March 31, 2019, compared to $457.5 million as of December 31, 2018 and $473.6 million as of March 31, 2018, a decrease of $8.7 million and $24.8 million, respectively. Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2019	2018	Increase (Decrease)
Net cash provided by operating activities	$29,427	$34,001	$(4,574)
Net cash used in investing activities	(8,494)	(32,237)	23,743
Net cash used in financing activities	(29,667)	(29,014)	(653)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $29.4 million for the three months ended March 31, 2019, decreased by $4.6 million from $34.0 million as of March 31, 2018 in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $8.5 million for the three months ended March 31, 2019, decreased by $23.7 million from $32.2 million as of March 31, 2018 due to (i) $18.2 million of cash provided by the sale of our property in Chicopee, MA, (ii) $4.0 million decrease in cash used for acquisitions, (iii) $2.6 million decrease in cash used for real estate development and capital improvements at existing properties, partially offset by (iv) $1.0 million of insurance proceeds for physical property damages provided in the three months ended March 31, 2018.
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $29.7 million for the three months ended March 31, 2019, increased by $0.7 million from $29.0 million as of March 31, 2018 due to (i) $0.3 million increase in debt repayments, (ii) $0.2 million increase in distributions to partners and (iii) $0.2 million increase in tax withholdings on vested restricted stock.
Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rate as of March 31, 2019.

(Amounts in thousands)	Principal balance at March 31, 2019	Weighted Average Interest Rate at March 31, 2019
Mortgages payable:
Fixed rate debt	$1,391,432	4.12%
Variable rate debt(1)	169,500	4.23%
Total mortgages payable	1,560,932	4.13%
Unamortized debt issuance costs	(11,453)
Total mortgages payable, net of unamortized debt issuance costs	$1,549,479
(1) As of March 31, 2019, $80.5 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of March 31, 2019. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2019, we were in compliance with all debt covenants.

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

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Amounts in thousands)	2019	2018
Capital expenditures:
Development and redevelopment costs	$23,438	$26,579
Capital improvements	767	643
Tenant improvements and allowances	2,413	894
Total capital expenditures	$26,618	$28,116

As of March 31, 2019, we had approximately $121.2 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $126.9 million of completed projects, a decrease of $2.5 million from $250.6 million of projects as of December 31, 2018. We have advanced these projects $6.2 million since December 31, 2018 and anticipate that these projects will require an additional $42.8 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, secured debt, or issuing equity.

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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the three months ended March 31, 2018, the Company received $1.5 million in casualty insurance proceeds, which were partially offset by $0.2 million of hurricane related costs, resulting in net casualty gains of $1.3 million included in casualty and impairment loss (gain), net on the accompanying consolidated statements of income.

During the three months ended March 31, 2018, the Company recognized $0.8 million of business interruption losses. Losses of $0.6 million pertained to rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of rental revenue and $0.2 million was recorded as a provision for doubtful accounts, within property operating expenses, for unpaid rents.

The Company is in active dialogue with its carrier regarding the insurance claim related to Hurricane Maria, which is still open, and no determination has been made as to the amount or timing of additional insurance proceeds, if any, that may be received.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million on our consolidated balance sheets as of March 31, 2019 and December 31, 2018, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the three months ended March 31, 2018, the Company recognized $0.3 million of environmental remediation costs within property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our rental revenue is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations.

Sears filed for Chapter 11 bankruptcy protection on October 15, 2018. The Company has four Kmart leases with Sears comprising approximately 547,000 sf, which generate $8.5 million in annual rental revenue. In January 2019, Sears announced the acquisition of its assets by ESL for approximately $5.2 billion. Kmart closed its stores at Las Catalinas in Puerto Rico and in Huntington, NY at the end of January 2019; however, property rents have been paid on all four Kmart locations through April 2019. As of April 30, 2019, our Kmart lease at Las Catalinas was rejected. It is not clear whether ESL will attempt to assume or reject the remaining leases. The Company is monitoring the proceedings and considering its alternatives.

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
We do not have any off-balance sheet arrangements as of March 31, 2019 or December 31, 2018.

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

	2019					2018
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$169,500		4.23%	$1,695		$169,500		4.09%
Fixed Rate	1,391,432		4.12%	—	(2)	1,392,659		4.12%
	$1,560,932	(1)		$1,695		$1,562,159	(1)
(1) Excludes unamortized debt issuance costs of $11.5 million and $11.9 million as of March 31, 2019 and December 31, 2018, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $13.9 million based on outstanding balances as of March 31, 2019.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2019, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2019, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks

As of March 31, 2019, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2019 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2019, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 13, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Shares.
During the three months ended March 31, 2019, we issued 5,762,184 shares of common shares in exchange for 5,762,184 OP Units that were held by certain limited partners of our Operating Partnership in connection with certain of our prior acquisitions and our separation from VRLP. OP Units are generally redeemable for cash or, at our discretion, exchangeable into shares of our common stock on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of a shares of our common stock at the time of redemption. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
January 1, 2019 - January 31, 2019	11,191	(1)	$23.58	N/A	N/A
February 1, 2019 - February 28, 2019	17,921	(1)	24.38	N/A	N/A
March 1, 2019 - March 31, 2019	—		—	N/A	N/A
	29,112		$24.07	N/A	N/A
(1) Represents common shares surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

Urban Edge Properties LP
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet to be Purchased Under the Plan or Program
January 1, 2019 - January 31, 2019	11,191	(1)	$23.58	N/A	N/A
February 1, 2019 - February 28, 2019	17,921	(1)	24.38	N/A	N/A
March 1, 2019 - March 31, 2019	—		—	N/A	N/A
	29,112		$24.07	N/A	N/A
(1) Represents common units of the Operating Partnership previously held by Urban Edge Properties that were redeemed in connection with the surrender of restricted common shares of Urban Edge Properties by employees to Urban Edge Properties to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 1, 2019)
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

Date: May 1, 2019

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: May 1, 2019