Form 10-Q
period 2019-06-30
Urban Edge Properties; Urban Edge Properties LP
filed 2019-07-31
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 333-212951-01 (Urban Edge Properties LP)
URBAN EDGE PROPERTIES
URBAN EDGE PROPERTIES LP
(Exact name of Registrant as specified in its charter)

Maryland	(Urban Edge Properties)		47-6311266
Delaware	(Urban Edge Properties LP)		36-4791544
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

888 Seventh Avenue	New York	New York	10019
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number including area code:		(212)	956‑2556

Securities registered pursuant to Section 12(b) of the Act:
Title of class of registered securities	Trading symbol	Name of exchange on which registered
Common shares of beneficial interest, par value $0.01 per share	UE	The New York Stock Exchange
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
As of July 26, 2019, Urban Edge Properties had 121,171,003 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2019

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2019 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of June 30, 2019, UE owned an approximate 95.1% ownership interest in UELP. The remaining approximate 4.9% interest is owned by limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
To help investors better understand the key differences between UE and UELP, certain information for UE and UELP in this report has been separated, as set forth below: Item 1. Financial Statements (unaudited), which includes specific disclosures for UE and UELP, Note 14, Equity and Noncontrolling Interest and Note 16, Earnings Per Share and Unit.
This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of UE and UELP in order to establish that the requisite certifications have been made and that UE and UELP are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Real estate, at cost:
Land	$516,177	$525,819
Buildings and improvements	2,155,036	2,156,113
Construction in progress	78,320	80,385
Furniture, fixtures and equipment	7,066	6,675
Total	2,756,599	2,768,992
Accumulated depreciation and amortization	(661,909)	(645,872)
Real estate, net	2,094,690	2,123,120
Right-of-use assets	85,404	—
Cash and cash equivalents	412,126	440,430
Restricted cash	51,473	17,092
Tenant and other receivables, net of allowance for doubtful accounts of $6,486 as of December 31, 2018	32,643	28,563
Receivable arising from the straight-lining of rents, net of $134 as of December 31, 2018	77,189	84,903
Identified intangible assets, net of accumulated amortization of $29,479 and $39,526, respectively	51,618	68,422
Deferred leasing costs, net of accumulated amortization of $16,615 and $16,826, respectively	20,667	21,277
Deferred financing costs, net of accumulated amortization of $3,276 and $2,764, respectively	1,723	2,219
Prepaid expenses and other assets	30,886	12,968
Total assets	$2,858,419	$2,798,994

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,548,944	$1,550,242
Lease liabilities	83,050	—
Accounts payable, accrued expenses and other liabilities	85,034	98,517
Identified intangible liabilities, net of accumulated amortization of $66,613 and $65,058, respectively	131,705	144,258
Total liabilities	1,848,733	1,793,017
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 121,171,003 and 114,345,565 shares issued and outstanding, respectively	1,212	1,143
Additional paid-in capital	1,015,470	956,420
Accumulated deficit	(56,580)	(52,857)
Noncontrolling interests:
Operating partnership	49,157	100,822
Consolidated subsidiaries	427	449
Total equity	1,009,686	1,005,977
Total liabilities and equity	$2,858,419	$2,798,994

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Rental revenue	$101,488	$100,768	$198,796	$199,162
Management and development fees	308	347	660	689
Other income	951	855	1,023	1,172
Total revenue	102,747	101,970	200,479	201,023
EXPENSES
Depreciation and amortization	22,567	30,441	44,397	51,711
Real estate taxes	15,221	15,587	30,698	31,362
Property operating	14,416	21,765	31,477	39,668
General and administrative	10,010	8,236	20,590	15,877
Casualty and impairment loss (gain), net(1)	5,112	35	9,070	(1,306)
Lease expense	3,896	2,752	7,551	5,488
Total expenses	71,222	78,816	143,783	142,800
Gain on sale of real estate	11,550	50,440	28,503	50,440
Interest income	2,458	2,031	4,964	3,555
Interest and debt expense	(16,472)	(15,659)	(33,008)	(31,303)
Gain on extinguishment of debt	—	—	—	2,524
Income before income taxes	29,061	59,966	57,155	83,439
Income tax expense	(994)	(192)	(1,196)	(626)
Net income	28,067	59,774	55,959	82,813
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(1,518)	(6,025)	(3,873)	(8,353)
Consolidated subsidiaries	22	(12)	22	(23)
Net income attributable to common shareholders	$26,571	$53,737	$52,108	$74,437

Earnings per common share - Basic:	$0.22	$0.47	$0.44	$0.65
Earnings per common share - Diluted:	$0.22	$0.47	$0.44	$0.65
Weighted average shares outstanding - Basic	120,364	113,739	118,330	113,708
Weighted average shares outstanding - Diluted	120,461	113,942	118,436	114,151
(1) Refer to Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2018	113,923,724	$1,139	$947,815	$(61,975)	$100,036	$415	$987,430
Net income attributable to common shareholders	—	—	—	53,737	—	—	53,737
Net income attributable to noncontrolling interests	—	—	—	—	6,025	12	6,037
Limited partnership interests:
Units redeemed for common shares	60,000	1	491	—	—	—	492
Reallocation of noncontrolling interests	—	—	1,136	—	(1,628)	—	(492)
Common shares issued	21,584	1	383	(36)	—	—	348
Dividends on common shares ($0.22 per share)	—	—	—	(25,040)	—	—	(25,040)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(2,780)	—	(2,780)
Share-based compensation expense	—	—	1,154	7	1,061	—	2,222
Share-based awards retained for taxes	(1,032)	(1)	(21)	—	—	—	(22)
Balance, June 30, 2018	114,004,276	$1,140	$950,958	$(33,307)	$102,714	$427	$1,021,932

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2019	120,099,294	$1,201	$1,005,129	$(56,663)	$55,976	$449	$1,006,092
Net income attributable to common shareholders	—	—	—	26,571	—	—	26,571
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,518	(22)	1,496
Limited partnership interests:
Units redeemed for common shares	1,049,508	11	8,155	—	—	—	8,166
Reallocation of noncontrolling interests	—	—	536	—	(8,702)	—	(8,166)
Common shares issued	24,365	—	314	(35)	—	—	279
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,453)	—	—	(26,453)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,553)	—	(1,553)
Share-based compensation expense	—	—	1,377	—	1,918	—	3,295
Share-based awards retained for taxes	(2,164)	—	(41)	—	—	—	(41)
Balance, June 30, 2019	121,171,003	$1,212	$1,015,470	$(56,580)	$49,157	$427	$1,009,686

See notes to consolidated financial statements (unaudited).

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2017	113,827,529	$1,138	$946,402	$(57,621)	$100,218	$404	$990,541
Net income attributable to common shareholders	—	—	—	74,437	—	—	74,437
Net income attributable to noncontrolling interests	—	—	—	—	8,353	23	8,376
Limited partnership interests:
Units redeemed for common shares	70,000	1	570	—	—	—	571
Reallocation of noncontrolling interests	—	—	1,620	—	(2,191)	—	(571)
Common shares issued	123,937	2	423	(101)	—	—	324
Dividends to common shareholders ($0.44 per share)	—	—	—	(50,037)	—	—	(50,037)
Distributions to redeemable NCI ($0.44 per unit)	—	—	—	—	(5,566)	—	(5,566)
Share-based compensation expense	—	—	2,327	15	1,900	—	4,242
Share-based awards retained for taxes	(17,190)	(1)	(384)	—	—	—	(385)
Balance, June 30, 2018	114,004,276	$1,140	$950,958	$(33,307)	$102,714	$427	$1,021,932

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2018	114,345,565	$1,143	$956,420	$(52,857)	$100,822	$449	$1,005,977
Net income attributable to common shareholders	—	—	—	52,108	—	—	52,108
Net income (loss) attributable to noncontrolling interests	—	—	—	—	3,873	(22)	3,851
Impact of ASC 842 adoption	—	—	—	(2,918)	—	—	(2,918)
Limited partnership interests:
Units redeemed for common shares	6,811,692	68	54,245	—	—	—	54,313
Reallocation of noncontrolling interests	—	—	1,786	—	(56,099)	—	(54,313)
Common shares issued	45,022	1	383	(70)	—	—	314
Dividends to common shareholders ($0.44 per share)	—	—	—	(52,843)	—	—	(52,843)
Distributions to redeemable NCI ($0.44 per unit)	—	—	—	—	(3,129)	—	(3,129)
Share-based compensation expense	—	—	3,269	—	3,690	—	6,959
Share-based awards retained for taxes	(31,276)	—	(633)	—	—	—	(633)
Balance, June 30, 2019	121,171,003	$1,212	$1,015,470	$(56,580)	$49,157	$427	$1,009,686

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,959	$82,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,231	52,045
Real estate impairment loss	22,653	—
Gain on sale of real estate	(28,503)	(50,440)
Gain on extinguishment of debt	—	(2,524)
Amortization of deferred financing costs	1,439	1,440
Amortization of below market leases, net	(11,802)	(10,455)
Amortization of right-of-use assets	4,448	—
Straight-lining of rent	37	182
Share-based compensation expense	6,959	4,242
Provision for doubtful accounts	—	2,509
Change in operating assets and liabilities:
Tenant and other receivables	(3,927)	(7,083)
Deferred leasing costs	(1,874)	(1,823)
Prepaid and other assets	(95)	2,907
Accounts payable, accrued expenses and other liabilities	(12,688)	2,883
Net cash provided by operating activities	76,837	76,696
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(50,631)	(56,279)
Acquisition of real estate	—	(4,931)
Proceeds from sale of operating properties	33,821	54,303
Insurance proceeds	4,400	1,000
Net cash used in investing activities	(12,410)	(5,907)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(2,059)	(1,979)
Dividends to common shareholders	(52,843)	(50,037)
Distributions to redeemable noncontrolling interests	(3,129)	(5,566)
Taxes withheld for vested restricted shares	(633)	(385)
Proceeds related to the issuance of common shares	314	324
Net cash used in financing activities	(58,350)	(57,643)
Net increase in cash and cash equivalents and restricted cash	6,077	13,146
Cash and cash equivalents and restricted cash at beginning of period	457,522	500,841
Cash and cash equivalents and restricted cash at end of period	$463,599	$513,987

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $989 and $2,423, respectively	$32,478	$33,340
Cash payments for income taxes	1,571	637
Cash payments for lease liabilities	4,971	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	15,463	27,574
Write-off of fully depreciated and impaired assets	38,101	9,918
Operating lease liabilities arising from obtaining right-of-use assets	98,980	—
Mortgage debt forgiven in foreclosure	—	11,537
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$440,430	$490,279
Restricted cash at beginning of period	17,092	10,562
Cash and cash equivalents and restricted cash at beginning of period	$457,522	$500,841

Cash and cash equivalents at end of period	$412,126	$500,930
Restricted cash at end of period	51,473	13,057
Cash and cash equivalents and restricted cash at end of period	$463,599	$513,987

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	June 30,	December 31,
	2019	2018
ASSETS
Real estate, at cost:
Land	$516,177	$525,819
Buildings and improvements	2,155,036	2,156,113
Construction in progress	78,320	80,385
Furniture, fixtures and equipment	7,066	6,675
Total	2,756,599	2,768,992
Accumulated depreciation and amortization	(661,909)	(645,872)
Real estate, net	2,094,690	2,123,120
Right-of-use assets	85,404	—
Cash and cash equivalents	412,126	440,430
Restricted cash	51,473	17,092
Tenant and other receivables, net of allowance for doubtful accounts of $6,486 as of December 31, 2018	32,643	28,563
Receivable arising from the straight-lining of rents, net of $134 as of December 31, 2018	77,189	84,903
Identified intangible assets, net of accumulated amortization of $29,479 and $39,526, respectively	51,618	68,422
Deferred leasing costs, net of accumulated amortization of $16,615 and $16,826, respectively	20,667	21,277
Deferred financing costs, net of accumulated amortization of $3,276 and $2,764, respectively	1,723	2,219
Prepaid expenses and other assets	30,886	12,968
Total assets	$2,858,419	$2,798,994

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,548,944	$1,550,242
Lease liabilities	83,050	—
Accounts payable, accrued expenses and other liabilities	85,034	98,517
Identified intangible liabilities, net of accumulated amortization of $66,613 and $65,058, respectively	131,705	144,258
Total liabilities	1,848,733	1,793,017
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 121,171,003 and 114,345,565 units outstanding, respectively	1,016,682	957,563
Limited partners: 6,201,228 and 12,736,633 units outstanding, respectively	53,038	105,447
Accumulated deficit	(60,461)	(57,482)
Total partners’ capital	1,009,259	1,005,528
Noncontrolling interest in consolidated subsidiaries	427	449
Total equity	1,009,686	1,005,977
Total liabilities and equity	$2,858,419	$2,798,994

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Rental revenue	$101,488	$100,768	$198,796	$199,162
Management and development fees	308	347	660	689
Other income	951	855	1,023	1,172
Total revenue	102,747	101,970	200,479	201,023
EXPENSES
Depreciation and amortization	22,567	30,441	44,397	51,711
Real estate taxes	15,221	15,587	30,698	31,362
Property operating	14,416	21,765	31,477	39,668
General and administrative	10,010	8,236	20,590	15,877
Casualty and impairment loss (gain), net(1)	5,112	35	9,070	(1,306)
Lease expense	3,896	2,752	7,551	5,488
Total expenses	71,222	78,816	143,783	142,800
Gain on sale of real estate	11,550	50,440	28,503	50,440
Interest income	2,458	2,031	4,964	3,555
Interest and debt expense	(16,472)	(15,659)	(33,008)	(31,303)
Gain on extinguishment of debt	—	—	—	2,524
Income before income taxes	29,061	59,966	57,155	83,439
Income tax expense	(994)	(192)	(1,196)	(626)
Net income	28,067	59,774	55,959	82,813
Less: net (income) loss attributable to NCI in consolidated subsidiaries	22	(12)	22	(23)
Net income attributable to unitholders	$28,089	$59,762	$55,981	$82,790

Earnings per unit - Basic:	$0.22	$0.47	$0.44	$0.65
Earnings per unit - Diluted:	$0.22	$0.47	$0.44	$0.65
Weighted average units outstanding - Basic	126,478	126,178	126,442	126,178
Weighted average units outstanding - Diluted	126,580	126,602	126,554	126,621
(1) Refer to Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2018	113,923,724	948,954	12,840,764	105,771	(67,710)	415	987,430
Net income attributable to unitholders	—	—	—	—	59,762	—	59,762
Net income attributable to noncontrolling interests	—	—	—	—	—	12	12
Common units issued as a result of common shares issued by Urban Edge	21,584	384	—	—	(36)	—	348
Equity redemption of OP units	70,000	571	(70,000)	—	—	—	571
Limited partnership units issued, net	(10,000)	(563)	(31,857)	563	—	—	—
Reallocation of noncontrolling interests	—	1,620	—	(2,191)	—	—	(571)
Distributions to Partners ($0.22 per unit)	—	—	—	—	(27,820)	—	(27,820)
Share-based compensation expense	—	1,154	—	1,061	7	—	2,222
Share-based awards retained for taxes	(1,032)	(22)	—	—	—	—	(22)
Balance, June 30, 2018	114,004,276	$952,098	12,738,907	$105,204	$(35,797)	$427	$1,021,932
(1) Limited partners have a 10.1% common limited partnership interest in the Operating Partnership as of June 30, 2018 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2019	120,099,294	$1,006,330	7,109,786	$59,822	$(60,509)	$449	$1,006,092
Net income attributable to unitholders	—	—	—	—	28,089	—	28,089
Net loss attributable to noncontrolling interests	—	—	—	—	—	(22)	(22)
Common units issued as a result of common shares issued by Urban Edge	24,365	314	—	—	(35)	—	279
Equity redemption of OP units	1,049,508	8,166	(1,049,508)	—	—	—	8,166
Limited partnership units issued, net	—	—	140,950	—	—	—	—
Reallocation of noncontrolling interests	—	536	—	(8,702)	—	—	(8,166)
Distributions to Partners ($0.22 per unit)	—	—	—	—	(28,006)	—	(28,006)
Share-based compensation expense	—	1,377	—	1,918	—	—	3,295
Share-based awards retained for taxes	(2,164)	(41)	—	—	—	—	(41)
Balance, June 30, 2019	121,171,003	$1,016,682	6,201,228	$53,038	$(60,461)	$427	$1,009,686
(2) Limited partners have a 4.9% common limited partnership interest in the Operating Partnership as of June 30, 2019 in the form of units of interest in the OP Units and LTIP units.

See notes to consolidated financial statements (unaudited).

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
(1) Limited partners have a 10.1% common limited partnership interest in the Operating Partnership as of June 30, 2018 in the form of units of interest in the OP Units and LTIP units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2018	114,345,565	$957,563	12,736,633	$105,447	$(57,482)	$449	$1,005,977
Net income attributable to unitholders	—	—	—	—	55,981	—	55,981
Net loss attributable to noncontrolling interests	—	—	—	—	—	(22)	(22)
Impact of ASC 842 adoption	—	—	—	—	(2,918)	—	(2,918)
Common units issued as a result of common shares issued by Urban Edge	45,022	384	—	—	(70)	—	314
Equity redemption of OP units	6,811,692	54,313	(6,811,692)	—	—	—	54,313
Limited partnership units issued, net	—	—	276,287	—	—	—	—
Reallocation of noncontrolling interests	—	1,786	—	(56,099)	—	—	(54,313)
Distributions to Partners ($0.44 per unit)	—	—	—	—	(55,972)	—	(55,972)
Share-based compensation expense	—	3,269	—	3,690	—	—	6,959
Share-based awards retained for taxes	(31,276)	(633)	—	—	—	—	(633)
Balance, June 30, 2019	121,171,003	$1,016,682	6,201,228	$53,038	$(60,461)	$427	$1,009,686
(2) Limited partners have a 4.9% common limited partnership interest in the Operating Partnership as of June 30, 2019 in the form of units of interest in the OP Units and LTIP units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55,959	$82,813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,231	52,045
Real estate impairment loss	22,653	—
Gain on sale of real estate	(28,503)	(50,440)
Gain on extinguishment of debt	—	(2,524)
Amortization of deferred financing costs	1,439	1,440
Amortization of below market leases, net	(11,802)	(10,455)
Amortization of right-of-use assets	4,448	—
Straight-lining of rent	37	182
Share-based compensation expense	6,959	4,242
Provision for doubtful accounts	—	2,509
Change in operating assets and liabilities:
Tenant and other receivables	(3,927)	(7,083)
Deferred leasing costs	(1,874)	(1,823)
Prepaid and other assets	(95)	2,907
Accounts payable, accrued expenses and other liabilities	(12,688)	2,883
Net cash provided by operating activities	76,837	76,696
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(50,631)	(56,279)
Acquisition of real estate	—	(4,931)
Proceeds from sale of operating properties	33,821	54,303
Insurance proceeds	4,400	1,000
Net cash used in investing activities	(12,410)	(5,907)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(2,059)	(1,979)
Distributions to partners	(55,972)	(55,603)
Taxes withheld for vested restricted units	(633)	(385)
Proceeds related to the issuance of common shares	314	324
Net cash used in financing activities	(58,350)	(57,643)
Net increase in cash and cash equivalents and restricted cash	6,077	13,146
Cash and cash equivalents and restricted cash at beginning of period	457,522	500,841
Cash and cash equivalents and restricted cash at end of period	$463,599	$513,987

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $989 and $2,423, respectively	$32,478	$33,340
Cash payments for income taxes	1,571	637
Cash payments for lease liabilities	4,971	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	15,463	27,574
Write-off of fully depreciated and impaired assets	38,101	9,918
Operating lease liabilities arising from obtaining right-of-use assets	98,980	—
Mortgage debt forgiven in foreclosure	—	11,537
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$440,430	$490,279
Restricted cash at beginning of period	17,092	10,562
Cash and cash equivalents and restricted cash at beginning of period	$457,522	$500,841

Cash and cash equivalents at end of period	$412,126	$500,930
Restricted cash at end of period	51,473	13,057
Cash and cash equivalents and restricted cash at end of period	$463,599	$513,987

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2019, Urban Edge owned approximately 95.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of June 30, 2019, our portfolio consisted of 81 shopping centers, four malls and a warehouse park, totaling approximately 15.9 million square feet (sf).

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities Exchange Commission (“SEC”).

The consolidated balance sheets as of June 30, 2019 and December 31, 2018 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three and six months ended June 30, 2019 and 2018 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.

In accordance with ASC 205 Presentation of Financial Statements, the Company reclassified Property rentals and Tenant reimbursement income to Rental revenue on its consolidated statements of income for the three and six months ended June 30, 2019 and 2018, respectively, as reflected beginning on Form 10-K for the year ended December 31, 2018. Additionally, the Company includes credit losses related to operating lease receivables as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income for the three and six months ended June 30, 2019 due to the adoption of (“ASU 2016-02”) ASC 842 Leases. Provision for doubtful accounts are included in "Property operating expenses" for the three and six months ended June 30, 2018.

The Company includes real estate impairment charges, and casualty losses (gains) resulting from natural disasters in Casualty and impairment loss (gain), net on its consolidated statements of income for the three and six months ended June 30, 2019 and 2018, respectively, as reflected in this Quarterly Report on Form 10-Q. Refer to Note 9 and Note 10 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding real estate impairment charges and casualty losses (gains), respectively.

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

From a lessee perspective, the initial adoption on January 1, 2019 resulted in the recognition of operating lease ROU assets and lease liabilities for 24 operating leases with an aggregate balance of $98.5 million and $93.6 million, respectively. On January 1, 2019, we also reclassified $11.9 million of acquired below-market lease intangibles and $7.1 million of accrued rent and adjusted the carrying values of our ROU assets by the corresponding amounts. If a finance lease is commenced in the future, a finance lease ROU asset and finance lease liability will be recognized on the balance sheet. The Company will recognize amortization of the finance lease ROU asset and interest expense on the lease liability. As of June 30, 2019, our operating lease ROU assets and lease liabilities were $85.4 million and $83.1 million, respectively, as presented on our consolidated balance sheet. The standard's adoption has also impacted the presentation of our consolidated income statement due to accounting for the lease and non-lease components as a single lease component for all classes of underlying assets, presented as lease expense on the consolidated statement of income. Prior to the adoption of ASC 842, related lease and non-lease expense amounts were recognized within lease expense, real estate taxes, property operating expenses and general administrative expenses on the consolidated statement of income.

From a lessor perspective, the adoption resulted in additional general and administrative expenses, attributable to internal leasing department costs not meeting the definition of initial direct costs under ASC 842. Capitalized internal leasing costs were $0.3 million for the six months ended June 30, 2018. The standard's adoption has also impacted the presentation of our consolidated income statement due to accounting for lease and non-lease components as a single lease component, presented as rental revenue on the consolidated statement of income, however there has been no change in the timing of revenue recognition since adoption. Additionally, under the amendments issued in ASU 2018-20, the Company has accounted for common area maintenance expenses paid directly by tenants to third-parties as variable rental revenue and has reported the corresponding expense within property operating expenses, however real estate taxes and insurance expenses paid directly by tenants have not been accounted for by the Company.

The adoption of this standard has also resulted in additional quantitative and qualitative footnote disclosures (refer to Note 8 Leases).

ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses will become effective for the fiscal period beginning January 1, 2020. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments and also modifies the impairment model with new methodology for estimating credits losses. In November

2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which included amendments to clarify receivables arising from operating leases are within the scope ASC 842. Due to the adoption of ASC 842, the Company includes credit losses related to operating lease receivables as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income. The Company does not expect the adoption of ASU 2016-13 to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement to ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. We elected to early adopt ASU 2018-13 effective January 1, 2019. The adoption of this update did not have a material impact on our consolidated financial statements and disclosures.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the six months ended June 30, 2019, no acquisitions were completed by the Company.
As of June 30, 2019, we were under contract to purchase an office building in Maywood, NJ, adjacent to our existing property, Bergen Town Center. The building is subject to a ground lease, which the Company will acquire the lessee position of for a purchase price of $7.1 million. The transaction is scheduled to close by the end of 2019. We are also under contract to purchase a retail outparcel in Paramus, NJ, adjacent to our existing property, Bergen Town Center, for a gross purchase price of $6.6 million. The transaction is scheduled to close by the end of 2019.
Dispositions
On March 15, 2019, we completed the sale of our property in Chicopee, MA for $18.2 million, net of selling costs, resulting in a $17.0 million gain on sale of real estate recognized during the six months ended June 30, 2019.
On May 14, 2019, we completed the sale of our property in Glen Burnie, MD for $15.6 million, net of selling costs, resulting in a $11.6 million gain on sale of real estate recognized during the three and six months ended June 30, 2019.
Real Estate Held for Sale
As of June 30, 2019, our properties in Tysons Corner, VA and Springfield, MA were classified as held for sale based on executed contracts of sale with third-party buyers. The Company classifies properties as held for sale when executed contract contingencies have been satisfied, which signify that the sale is legally binding. The aggregate asset and liability amounts of these properties were $22.3 million and $12.1 million, respectively, and were included in prepaid expenses and other assets and accounts payable, accrued expenses and other liabilities, respectively, in our consolidated balance sheets as of June 30, 2019. On July 9, 2019, we completed the sale of our property in Springfield, MA for $9.7 million, net of selling costs. The sale of our property in Tysons Corner, VA is scheduled to close by the end of 2019.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $51.6 million and $131.7 million as of June 30, 2019, respectively, and $68.4 million and $144.3 million as of December 31, 2018, respectively.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $9.4 million and $11.8 million for the three and six months ended June 30, 2019, respectively, and $7.8 million and $10.5 million for the same periods in 2018.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $1.9 million and $4.0 million for the three and six months ended June 30, 2019, respectively, and $5.8 million and $8.6 million for the same periods in 2018.

The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2019 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market
Year	Operating Lease Amortization	Operating Lease Amortization	In-Place Leases
2019(1)	$4,827	$(567)	$(3,506)
2020	9,570	(996)	(6,124)
2021	9,432	(797)	(4,934)
2022	9,355	(433)	(4,032)
2023	9,308	(327)	(3,702)
2024	9,061	(266)	(3,264)
(1) Remainder of 2019.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of June 30, 2019 and December 31, 2018.

		Interest Rate at	June 30,	December 31,
(Amounts in thousands)	Maturity	June 30, 2019	2019	2018
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	4.04%	$28,930	$28,930
Westfield (One Lincoln Plaza)(1)	5/24/2022	4.04%	4,730	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	4.04%	55,340	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	4.34%	29,000	29,000
Watchung(2)	11/15/2024	4.34%	27,000	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	4.34%	24,500	24,500
Total variable rate debt			169,500	169,500
Fixed rate
Montehiedra (senior loan)	7/6/2021	5.33%	84,314	84,860
Montehiedra (junior loan)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center - West, Paramus	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	11,283	11,582
Jersey City (Hudson Mall)(4)	12/1/2023	5.07%	23,977	24,326
Yonkers Gateway Center(5)	4/6/2024	4.16%	30,919	31,704
Las Catalinas	8/6/2024	4.43%	130,000	130,000
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	24,000	24,000
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco(3)	11/15/2034	6.40%	13,741	13,987
Total fixed rate debt			1,390,434	1,392,659
	Total mortgages payable		1,559,934	1,562,159
	Unamortized debt issuance costs		(10,990)	(11,917)
Total mortgages payable, net of unamortized debt issuance costs			$1,548,944	$1,550,242

(1)	Bears interest at one month LIBOR plus 160 bps.

(2)	Bears interest at one month LIBOR plus 190 bps.

(3)
The mortgage payable balance on the loan secured by Mt Kisco includes $0.9 million and $1.0 million of unamortized debt discount as of June 30, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt discount is 7.29% as of June 30, 2019.

(4)
The mortgage payable balance on the loan secured by Hudson Mall includes $1.1 million and $1.2 million of unamortized debt premium as of June 30, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt premium is 3.82% as of June 30, 2019.

(5)
The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.6 million and $0.7 million of unamortized debt premium as of June 30, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt premium is 3.73% as of June 30, 2019.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of June 30, 2019. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2019, we were in compliance with all debt covenants.

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

As of June 30, 2019, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2019(1)	$2,573
2020	7,515
2021	123,475
2022	99,976
2023	344,368
2024	274,316
Thereafter	707,711
(1) Remainder of 2019.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. On July 29, 2019, we entered into a second amendment to the Agreement to extend the maturity date to January 29, 2024 with two six-month extension options. Company borrowings under the Agreement are subject to interest at LIBOR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the existing Agreement of $1.7 million and $2.2 million as of June 30, 2019 and December 31, 2018, respectively, are included in deferred financing fees, net in the consolidated balance sheets. Subsequent to June 30, 2019, additional deferred financing fees of $2.7 million were incurred as a result of the second amendment to the Agreement.

7.	INCOME TAXES

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With exception to the Company’s taxable REIT subsidiary (“TRS”), to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the Tax Cuts and Jobs Act (“TCJA”) for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. In addition to its TRS, the Company is subject to certain foreign and state and local income taxes, including a 29% non-resident withholding tax on its two Puerto Rico malls, which are included in income tax expense in the consolidated statements of income. The Company is also subject to certain other taxes, including state and local franchise taxes which are included in general and administrative expenses in the consolidated statements of income.

On December 22, 2017, the TCJA was signed into law. The TCJA amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Effective January 1, 2018, for businesses, the TCJA reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. Since UE has elected to qualify as a REIT under sections 856-860 of the Internal Revenue Code with intent to distribute 100% of its taxable income and did not have any activities in a Taxable REIT Subsidiary (“TRS”) prior to January 1, 2018, there was no impact to the Company’s financial statements.

On December 31, 2017, the Company elected, for tax purposes, to treat the wholly-owned limited partnership that held its Allentown property as a TRS. A TRS is a corporation, other than a REIT, in which we directly or indirectly hold stock, which has made a joint election with us to be treated as a TRS under Section 856(l) of the Code. A TRS is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a non-REIT “C” corporation. The Allentown legal entity restructuring resulted in a capital gain recognized for tax purposes in 2017 and a step up in tax basis to the Allentown property resulting in no capital gains recognized for tax purposes in 2018 upon the property’s sale on April 26, 2018. The Company’s consolidated financial statements for the three and six months ended June 30, 2018 reflect the TRS’ federal and state corporate income taxes associated with the operating activities at the TRS. The tax expense recorded in association with the operating activities of the TRS was $0.2 million for the six months ended June 30, 2018. As of December 31, 2018, the Allentown TRS had been dissolved and as such, the Company’s consolidated financial statements for the three and six months ended June 30, 2019 do not reflect any corporate income taxes associated with such TRS.
During the three months ended June 30, 2019, certain non-real estate operating activities, non-qualifying for REIT purposes, commenced through the Company’s operating TRS and are subject to federal, state and local income taxes. These income taxes are included in the income tax expense in the consolidated statements of income.
Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated statements of income. The Puerto Rico tax expense recorded was $0.9 million and $0.2 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $0.4 million for the six months ended June 30, 2019 and 2018, respectively. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns.

8.	LEASES

Leases — We have approximately 1,200 operating leases at our retail shopping centers and malls, which generate rental income from tenants and operating cash flows for the Company. Our tenant leases are dependent on the Company, as lessor, agreeing to provide our tenants with the right to control the use of our real estate assets, as lessees. Our real estate assets are comprised of retail shopping centers and malls. Tenants agree to use and control their agreed upon space for their business purposes. Thus, our tenants obtain substantially all of the economic benefits from the use of our shopping center space and have the right to direct how and for what purpose the real estate space is used throughout the period of use. Given these contractual terms, the Company has determined that all tenant contracts of this nature contain a lease. The Company assesses lease classification for each new and modified lease. All new and modified leases commenced in the six months ended June 30, 2019 have been assessed and classified as operating leases.

Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent or the Consumer Price Index ("CPI"). Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales. Variable lease payments dependent on the CPI, will change in accordance with the corresponding increase or decrease in CPI if negotiated and agreed upon in the tenant's lease. Variable lease payments dependent on percentage rent and the CPI were $0.7 million for the six months ended June 30, 2019. Variable lease payments also arise from tenant expense reimbursements, which provide for the recovery of all or a portion of the operating expenses, common area maintenance expenses, real estate taxes, insurance and capital improvements of the respective property and amounted to $54.4 million in the six months ended June 30, 2019. The Company accounts for variable lease payments as "Rental revenue" on the consolidated statement of income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

The Company also has 21 properties in its portfolio either completely or partially on land or a building that are owned by third parties. These properties are leased or subleased to us pursuant to ground or building leases, with remaining terms ranging from less than one year to over 80 years and provide us the right to operate each such property. We also lease or sublease real estate for our three corporate offices with remaining terms ranging from one to two years. ROU assets are recorded for these leases, which represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. As of June 30, 2019, no other contracts have been identified as leases. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and ROU asset. During the second quarter, the Company reassessed the lease term of one of its ground leases due to a change in circumstances in our election to renew the ground lease. As a result of this reassessment, the Company remeasured the lease liability by using revised inputs as of the reassessment date and recorded an additional ROU asset and lease liability of $5.0 million, respectively.

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

Accounts Receivable and Changes in Collectibility Assessment — Accounts receivable includes unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We periodically evaluate the collectibility of amounts due from tenants and disputed enforceable charges, resulting from the inability of tenants to make required payments under their lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectibility and considers payment history and current credit status. Accounts receivable are written-off directly when they are deemed to be uncollectible.

Leases as lessor

We have approximately 1,200 operating leases at our retail shopping centers and malls, which generate rental income from tenants and operating cash flows for the Company. Our tenant base comprises a diverse group of merchants including department stores, supermarkets, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. Tenant leases for under 10,000 sf generally have lease terms of five years or less. Tenant leases for 10,000 sf or more are considered anchor leases and generally have lease terms of 10 to 25 years, with one or more renewal options available upon expiration of the initial lease term. Contractual rent increases for the renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal.

The components of rental revenue for the three and six months ended June 30, 2019 were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Rental Revenue
Fixed lease revenue	$74,896	$143,380
Variable lease revenue	26,592	55,416
Total rental revenue	$101,488	$198,796

Maturity analysis of lease payments as lessor

The Company’s operating leases are disclosed in the aggregate due to their consistent nature as real estate leases. As of June 30, 2019, the undiscounted cash flows to be received from lease payments of our operating leases on an annual basis for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2019(1)	$132,367
2020	253,816
2021	234,377
2022	215,545
2023	192,209
2024	158,997
Thereafter	872,575
Total undiscounted cash flows	$2,059,886
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

Property, plant and equipment under operating leases as lessor
As of June 30, 2019, substantially all of the Company’s real estate assets are subject to operating leases.

Leases as lessee
As of June 30, 2019, the Company had 21 properties in its portfolio either completely or partially on land or a building that was owned by third parties. These properties are leased or subleased to us pursuant to ground or building leases, with remaining terms ranging from less than one year to over 80 years and provide us the right to operate the property. We also lease or sublease real estate for our three corporate offices with remaining terms ranging from one to two years.

The components of lease expense for the three and six months ended June 30, 2019 were as follows:

(Amounts in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease expense
Operating lease cost(1)	$3,127	$6,108
Variable lease cost	769	1,443
Total lease expense	$3,896	$7,551
(1) During the three and six months ended June 30, 2019, the Company recognized sublease income of $5.2 million and $10.2 million, respectively, included in rental revenue on the consolidated statement of income in relation to certain ground and building lease arrangements. Operating lease cost includes amortization of below-market ground lease intangibles and straight-line lease expense.

Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Supplemental noncash information
Weighted-average remaining lease term - operating leases	16.2 years
Weighted-average discount rates - operating leases	3.97%

Maturity analysis of lease payments as lessee

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented in the table below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability on the consolidated balance sheet by considering the present value discount.

(Amounts in thousands)
Year Ending December 31,
2019(1)	$4,887
2020	9,228
2021	8,639
2022	8,658
2023	8,456
2024	8,463
Thereafter	68,956
Total undiscounted cash flows	117,287
Present value discount	(34,237)
Discounted cash flows	$83,050
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2019 and December 31, 2018.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2019 and December 31, 2018.

	As of June 30, 2019		As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$412,126	$412,126	$440,430	$440,430
Liabilities:
Mortgages payable(1)	$1,559,934	$1,592,828	$1,562,159	$1,543,963

(1) Carrying amounts exclude unamortized debt issuance costs of $11.0 million and $11.9 million as of June 30, 2019 and December 31, 2018, respectively.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
During the three months ended June 30, 2019, the Company recognized impairment charges of $18.7 million on two retail properties that the Company intends to market and sell within the next two years. The impairment loss was calculated as the difference between the assets’ individual carrying values and the estimated aggregated fair values of $28.5 million, less estimated selling costs. We also recognized a $4.0 million impairment charge on an additional property during the three months ended March 31, 2019 as a result of the loss of a significant tenant at the property. The valuation of these properties were based on comparable sale transactions in the properties’ surrounding areas. The Company believes the inputs utilized to measure the fair values were reasonable in the context of applicable market conditions, however due to the significance of the unobservable inputs in the overall fair value measures, including market conditions and expectations for growth, the Company determined that such fair value measurements are classified as Level 3. The impairment charges are included as an expense within casualty and impairment loss (gain), net on our consolidated statements of income for the three and six months ended June 30, 2019.

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. After consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Redevelopment
As of June 30, 2019, we had approximately $120.8 million of active development, redevelopment and anchor repositioning projects underway, of which $20.7 million remains to be funded. Based on current plans and estimates, we anticipate the remaining amounts will be expended over the next two years.
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

Tornado-Related Charges
On June 13, 2018, a tornado hit our shopping center in Wilkes-Barre, PA, damaging approximately 13% of the property’s gross leasable area. During the three months ended June 30, 2019, the Company settled the related insurance claim with its carrier for $5.5 million. Of this amount, the Company recognized $4.8 million as a casualty gain in the three months ended June 30, 2019. As part of the settlement, the Company recognized $0.2 million and $0.3 million as business interruption proceeds within rental revenue for the three and six months ended June 30, 2019, respectively.

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the six months ended June 30, 2018, the Company received $1.5 million in casualty insurance proceeds, which were partially offset by $0.2 million of hurricane related costs, resulting in net casualty gains of $1.3 million included in casualty and impairment loss (gain), net on the accompanying consolidated statements of income.

During the three and six months ended June 30, 2018, the Company recognized a $0.2 million net casualty gain and $0.5 million of business interruption losses, respectively. For the six months ended June 30, 2018, losses of $0.7 million pertained to rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of rental revenue, offset by a $0.2 million reversal within property operating expenses to provision for doubtful accounts for payments received from tenants on rents previously reserved.

During the three months ended June 30, 2019, the Company reached a settlement agreement with its carrier regarding its final insurance recovery related to Hurricane Maria for $14.3 million, of which $3.3 million was previously received, subject to deductibles of $2.3 million. We recognized an $8.7 million casualty gain in the second quarter of 2019 as a result of the remaining insurance proceeds from the settlement agreement for our two malls in Puerto Rico.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million on our consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million, respectively, of environmental remediation costs within property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Sears Holdings Corporation (“Sears”), the parent company of Kmart, filed for Chapter 11 bankruptcy protection on October 15, 2018. The Company had four Kmart leases comprising approximately 547,000 sf, which generated $8.5 million in annual rental revenue. In January 2019, Sears announced the acquisition of its assets by ESL Investments (“ESL”) for approximately $5.2 billion. Property rents were paid on all four Kmart locations through April 2019. During the second quarter of 2019, our Kmart leases at Las Catalinas and Huntington, NY were rejected and we recognized a $7.4 million write-off of the below-market intangible liability connected with the lease in Huntington, NY (classified within rental revenues). ESL assumed the Company’s remaining two Kmart leases at Montehiedra and at Bruckner Commons during the second quarter of 2019. The Company is monitoring the proceedings and considering its alternatives.

During the second quarter, the Company received $1.1 million of bankruptcy settlement income in connection with the bankruptcy proceedings of Toys "R" Us Inc. (“Toys “R” Us”). The settlement proceeds were used to offset outstanding credit losses and the remaining proceeds were recorded to other income. Prior to liquidation in 2018, the Company had leases with Toys “R” Us at nine locations with annual gross rents of $7.6 million. No determination has been made as to the amount or timing of additional bankruptcy settlement proceeds, if any, that may be received.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2019	December 31, 2018
Assets held for sale	$22,289	$—
Other assets	3,231	2,765
Prepaid expenses:
Real estate taxes	1,772	6,911
Insurance	1,913	2,509
Licenses/fees	1,681	783
Total Prepaid expenses and other assets	$30,886	$12,968

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2019	December 31, 2018
Accrued capital expenditures and leasing costs	$21,201	$29,754
Deferred tenant revenue	19,152	28,697
Liabilities held for sale	12,081	—
Accrued interest payable	9,196	8,950
Deferred tax liability, net	5,363	5,532
Security deposits	5,671	5,396
Accrued payroll expenses	3,326	5,747
Other liabilities and accrued expenses	9,044	7,371
Accrued rent(1)	—	7,070
Total accounts payable, accrued expenses and other liabilities	$85,034	$98,517
(1) In connection with the adoption of ASC 842 on January 1, 2019, we reclassified $7.1 million of accrued rent and adjusted the carrying values of our ROU assets by the corresponding amount.

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Interest expense	$15,752	$14,942	$31,568	$29,864
Amortization of deferred financing costs	720	717	1,440	1,439
Total Interest and debt expense	$16,472	$15,659	$33,008	$31,303

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. As of June 30, 2019, $241.3 million of common shares remained available for issuance under this ATM equity program and there were no common shares issued under the ATM equity program during the three and six months ended June 30, 2019 and 2018, respectively. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares and our capital needs. We have no obligation to sell the remaining shares available under the active ATM equity program.
Dividends and Distributions
During the three months ended June 30, 2019 and 2018, respectively, the Company declared dividends on our common shares and OP unit distributions of $0.22 per share/unit. During the six months ended June 30, 2019 and 2018, respectively, the Company declared dividends on our common shares and OP unit distributions of $0.44 per share/unit in the aggregate.
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

The total of the OP units and LTIP units represent a 5.4% and 6.9% weighted-average interest in the Operating Partnership for the three and six months ended June 30, 2019, respectively. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
In connection with the separation from Vornado Realty L.P. (“VRLP”), the Company issued 5.7 million OP units, which represented a 5.4% interest in the Operating Partnership, to VRLP in exchange for interests in VRLP properties contributed by VRLP. On February 28, 2019, the Company issued 5.7 million common shares to VRLP, in exchange for an equal number of OP units after receiving a notice of redemption from VRLP. The issuance is exempt from registration in reliance upon Section 4(a)(2) of the Securities Act of 1933, as amended, on the basis that no public offering was made.
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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Share-based compensation expense components:
Restricted share expense	$336	$614	$1,087	$1,201
Stock option expense	999	519	2,070	1,104
LTIP expense	995	208	2,203	374
Outperformance Plan (“OPP”) expense	923	858	1,487	1,540
Deferred share unit (“DSU”) expense	42	23	112	23
Total Share-based compensation expense	$3,295	$2,222	$6,959	$4,242

Equity award activity during the six months ended June 30, 2019 included: (i) 276,482 LTIP units granted, (ii) 180,213 stock options granted, (iii) 31,578 restricted shares granted, (iv) 693,441 stock options vested, (v) 96,378 restricted shares vested and (vi) 80,681 LTIP units vested.

2019 Long-Term Incentive Plan

On April 4, 2019, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-third of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (two-thirds of the program).

For the performance-based awards under the 2019 LTI Plan, participants, have the opportunity to earn awards in the form of LTIP Units if, and only if, Urban Edge’s absolute and relative TSR meets certain criteria over the three-year performance measurement period (the “Performance Period”) beginning on February 27, 2019 and ending on February 26, 2022. The Company issued 489,319 LTIP Units under the 2019 LTI Plan.

Under the Absolute TSR component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 14 companies. Under the Relative TSR Component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the

Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if between such relative and absolute TSR thresholds. The fair value of the performance-based award portion of the 2019 LTI Plan on the date of grant was $4.3 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise.

The time-based awards under the 2019 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. As of June 30, 2019, the Company granted time-based awards under the 2019 LTI Plan that represent 112,910 LTIP units with a grant date fair value of $2.0 million.

Units Granted to Trustees

On May 9, 2019, certain trustees elected to receive a portion of their compensation in deferred share units and an aggregate of 5,608 shares were granted to those trustees based on the weighted average grant date fair value of $15.60. In addition, certain trustees elected to receive a portion of their compensation in LTIP units and an aggregate of 28,040 LTIP units, were granted to those trustees based on the weighted average grant date fair value of $14.98.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income attributable to common shareholders	$26,571	$53,737	$52,108	$74,437
Less: Earnings allocated to unvested participating securities	(22)	(97)	(45)	(135)
Net income available for common shareholders - basic	$26,549	$53,640	$52,063	$74,302
Impact of assumed conversions:
OP and LTIP units	—	—	—	153
Net income available for common shareholders - dilutive	$26,549	$53,640	$52,063	$74,455

Denominator:
Weighted average common shares outstanding - basic	120,364	113,739	118,330	113,708
Effect of dilutive securities(1):
Stock options using the treasury stock method	—	—	—	2
Restricted share awards	97	203	106	195
Assumed conversion of OP and LTIP units	—	—	—	246
Weighted average common shares outstanding - diluted	120,461	113,942	118,436	114,151

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.22	$0.47	$0.44	$0.65
Earnings per common share - Diluted	$0.22	$0.47	$0.44	$0.65
(1) For the three and six months ended June 30, 2019 and the three months ended June 30, 2018, the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for this period.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per unit amounts)	2019	2018	2019	2018
Numerator:
Net income attributable to unitholders	$28,089	$59,762	$55,981	$82,790
Less: net income attributable to participating securities	(23)	(102)	(47)	(144)
Net income available for unitholders	$28,066	$59,660	$55,934	$82,646

Denominator:
Weighted average units outstanding - basic	126,478	126,178	126,442	126,178
Effect of dilutive securities issued by Urban Edge	97	203	106	197
Unvested LTIP units	5	221	6	246
Weighted average units outstanding - diluted	126,580	126,602	126,554	126,621

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.22	$0.47	$0.44	$0.65
Earnings per unit - Diluted	$0.22	$0.47	$0.44	$0.65

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2019, Urban Edge owned approximately 95.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, our Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of June 30, 2019, our portfolio consisted of 81 shopping centers, four malls and a warehouse park, totaling approximately 15.9 million square feet.
Critical Accounting Policies and Estimates

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 contains a description of our critical accounting policies, including accounting for real estate and revenue recognition. For the six months ended June 30, 2019, there were no material changes to these policies, other than the adoption of ASU 2016-02 and updates to the Company’s policies on leases, accounts receivable and changes in collectibility assessment described in Note 3 and Note 8 to the unaudited consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
Our primary cash expenditures consist of our property operating and capital costs, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance and utilities; general and administrative expenses include payroll, professional fees, information technology, office expenses and other administrative expenses; and interest and debt expense primarily consist of interest on our mortgage debt. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$28,067	$59,774	$55,959	$82,813
FFO applicable to diluted common shareholders(1)	57,582	39,580	94,102	83,680
Cash NOI(2)	60,135	54,731	119,478	114,662
Same-property cash NOI(2)	53,375	54,344	106,370	108,388
(1) Refer to page 38 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 37 for a reconciliation to the nearest GAAP measure.

Development/Redevelopment Activity

The Company has 12 active development, redevelopment or anchor repositioning projects with total estimated costs of $120.8 million, of which $100.1 million (or 83%) has been incurred as of June 30, 2019. During the second quarter, the Company invested $18.1 million in redevelopment projects and completed the anchor retenanting at Woodbridge Commons in Woodbridge, NJ and the ShopRite expansion at Rockaway River Commons in Rockaway, NJ.

Acquisition/Disposition Activity

On March 15, 2019, we completed the sale of our property in Chicopee, MA for $18.2 million, net of selling costs, resulting in a $17.0 million gain on sale of real estate recognized during the six months ended June 30, 2019.
On May 14, 2019, we completed the sale of our property in Glen Burnie, MD for $15.6 million, net of selling costs, resulting in a $11.6 million gain on sale of real estate recognized during the three and six months ended June 30, 2019.
On July 9, 2019, we completed the sale of our property in Springfield, MA for $9.7 million, net of selling costs. The Company will recognize a gain on sale of real estate in the third quarter of 2019 in connection with this transaction.
As of June 30, 2019, we were under contract to purchase an office building in Maywood, NJ, adjacent to our existing property, Bergen Town Center. The building is subject to a ground lease, which the Company will acquire the lessee position of for a purchase price of $7.1 million. The transaction is scheduled to close by the end of 2019. We are also under contract to purchase a retail outparcel in Paramus, NJ, adjacent to our existing property, Bergen Town Center, for a gross purchase price of $6.6 million. The transaction is scheduled to close by the end of 2019.

Equity Activity

Equity award activity during the six months ended June 30, 2019 included: (i) 276,482 LTIP units granted, (ii) 180,213 stock options granted, (iii) 31,578 restricted shares granted, (iv) 693,441 stock options vested, (v) 96,378 restricted shares vested and (vi) 80,681 LTIP units vested. Refer to Note 15 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the Company’s equity award activity.

On April 4, 2019, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-third of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (two-thirds of the program). During the three months ended June 30, 2019, the Company issued 489,319 performance-based LTIP units and 112,910 time-based LTIP units, respectively, in connection with the 2019 LTI Plan. Refer to Note 15 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the 2019 LTI Plan.

Comparison of the Three Months Ended June 30, 2019 to June 30, 2018
Net income for the three months ended June 30, 2019 was $28.1 million, compared to net income of $59.8 million for the three months ended June 30, 2018. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2019 as compared to the same period of 2018:

	Three Months Ended June 30, 2019
(Amounts in thousands)	2019	2018	$ Change
Total revenue	$102,747	$101,970	$777
Depreciation and amortization	22,567	30,441	(7,874)
Property operating expenses	14,416	21,765	(7,349)
General and administrative	10,010	8,236	1,774
Casualty and impairment loss, net	5,112	35	5,077
Lease expense	3,896	2,752	1,144
Gain on sale of real estate	11,550	50,440	(38,890)
Interest income	2,458	2,031	427
Interest and debt expense	16,472	15,659	813
Income tax expense	994	192	802
Total revenue increased by $0.8 million to $102.7 million in the second quarter of 2019 from $102.0 million in the second quarter of 2018. The increase is primarily attributable to:

•	$2.3 million increase in write-offs of below-market lease intangible liabilities related to recaptured leases;

•	$0.5 million net increase in other income due to an increase in tenant bankruptcy settlement income, offset by a decrease in lease termination income; and

•
$0.2 million increase due to rent abatements reflected as a reduction of rental revenue in the second quarter of 2018 at our two malls in Puerto Rico and at our property in Wilkes-Barre, PA as a result of natural disasters, partially offset by

•	$1.3 million decrease as a result of property dispositions since the second quarter of 2018;

•	$0.6 million decrease in property rentals due to lease terminations and modifications, offset by rent commencements and contractual rent increases since the second quarter of 2018; and

•
$0.3 million decrease due to credit losses related to operating lease receivables recognized against rental income in the second quarter of 2019 in accordance with the new lease accounting standard, ASC 842, as compared to being included in property operating expenses in the second quarter of 2018.

Depreciation and amortization expenses decreased by $7.9 million to $22.6 million in the second quarter of 2019 from $30.4 million in the second quarter of 2018. The decrease is primarily attributable to:

•
$8.4 million decrease in depreciation and amortization as a result of write-offs of existing tenant improvements and intangible assets related to recaptured leases in the second quarter of 2018, partially offset by

•	$0.5 million increase from development projects and tenant improvements placed into service.
Property operating expenses decreased by $7.3 million to $14.4 million in the second quarter of 2019 from $21.8 million in the second quarter of 2018. The decrease is primarily attributable to:

•	$6.0 million lease termination payment to acquire the Toys “R” Us lease at Hudson Mall in Jersey City, NJ in the second quarter of 2018;

•
$1.3 million due to the provision for doubtful accounts recognized in property operating expenses in the second quarter of 2018 compared to being recorded as credit losses against rental revenue in the second quarter of 2019; and

•	$0.8 million decrease in common area maintenance projects, partially offset by

•	$0.8 million of common area maintenance expenses recognized on a gross basis at tenant-maintained centers in accordance with the new lease accounting standard, ASC 842.
General and administrative expenses increased by $1.8 million to $10.0 million in the second quarter of 2019 from $8.2 million in the second quarter of 2018. The increase is primarily attributable to:

•	$1.1 million increase in share-based compensation expense due to additional equity awards granted since the second quarter of 2018;

•	$0.4 million of severance expenses incurred in the second quarter of 2019; and

•	$0.3 million increase in professional fees for consulting, recruitment and legal services.

We recognized a $5.1 million casualty and impairment loss in the second quarter of 2019 attributable to:

•	$18.7 million of real estate impairment charges recognized against the carrying values of two properties, partially offset by

•	$13.6 million from insurance settlements for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA.
Lease expense increased by $1.1 million to $3.9 million in the second quarter of 2019 from $2.8 million in the second quarter of 2018. The increase is primarily attributable to the recognition of common area maintenance and real estate taxes associated with ground or building leases within lease expense in accordance with the new lease accounting standard, ASC 842, effective January 1, 2019.
We recognized a gain on sale of real estate of $11.6 million in the second quarter of 2019 due to the sale of our property in Glen Burnie, MD on May 14, 2019. A gain on sale of real estate of $50.4 million was recognized in the second quarter of 2018 as a result of the sale of our property in Allentown, PA on April 26, 2018.
Interest income increased by $0.4 million to $2.5 million in the second quarter of 2019 from $2.0 million in the second quarter of 2018. The increase is primarily attributable to an increase in interest rates.
Interest and debt expense increased by $0.8 million to $16.5 million in the second quarter of 2019 from $15.7 million in the second quarter of 2018. The increase is primarily attributable to a decrease in interest capitalized due to the completion of development projects and higher interest rates on variable rate date.
Income tax expense increased by $0.8 million to $1.0 million in the second quarter of 2019 from $0.2 million in the second quarter of 2018 due to the tax impact of the insurance settlement related to Hurricane Maria.

Comparison of the Six Months Ended June 30, 2019 to June 30, 2018
Net income for the six months ended June 30, 2019 was $56.0 million, compared to net income of $82.8 million for the six months ended June 30, 2018. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2019 as compared to the same period of 2018:

	Six Months Ended June 30,
(Amounts in thousands)	2019	2018	$ Change
Total revenue	$200,479	$201,023	$(544)
Depreciation and amortization	44,397	51,711	(7,314)
Property operating expenses	31,477	39,668	(8,191)
General and administrative	20,590	15,877	4,713
Casualty and impairment (loss) gain, net	(9,070)	1,306	(10,376)
Lease expense	7,551	5,488	2,063
Gain on sale of real estate	28,503	50,440	(21,937)
Interest income	4,964	3,555	1,409
Interest and debt expense	33,008	31,303	1,705
Gain on extinguishment of debt	—	2,524	(2,524)
Income tax expense	1,196	626	570
Total revenue decreased by $0.5 million to $200.5 million in the six months ended June 30, 2019 from $201.0 million in the six months ended June 30, 2018. The decrease is primarily attributable to:

•	$3.0 million decrease as a result of property dispositions;

•
$0.8 million due to credit losses related to operating lease receivables recognized against rental income in 2019 in accordance with the new lease accounting standard, ASC 842, effective January 1, 2019, as compared to being included in property operating expenses in 2018;

•	$0.1 million decrease in property rentals due to lease terminations and modifications, offset by rent commencements and contractual rent increases, partially offset by

•	$2.3 million increase in write-offs of below-market lease intangible liabilities related to recaptured leases;

•
$0.8 million increase due to rent abatements, reflected as a reduction of rental revenue in the six months ended June 30, 2018, recognized at our two malls in Puerto Rico and at our property in Wilkes-Barre, PA as a result of natural disasters; and

•	$0.3 million net increase in other income due to an increase in tenant bankruptcy settlement income, offset by a decrease in lease termination income.
Depreciation and amortization expenses decreased by $7.3 million to $44.4 million in the six months ended June 30, 2019 from $51.7 million in the six months ended June 30, 2018. The decrease is primarily attributable to:

•
$8.4 million decrease in depreciation and amortization as a result of write-offs of existing tenant improvements and intangible assets related to recaptured leases in the second quarter of 2018, partially offset by

•	$1.1 million increase from development projects and tenant improvements placed into service.
Property operating expenses decreased by $8.2 million to $31.5 million in the six months ended June 30, 2019 from $39.7 million in the six months ended June 30, 2018. The decrease is primarily attributable to:

•	$6.0 million lease termination payment to acquire the Toys “R” Us lease at Hudson Mall in Jersey City, NJ in the second quarter of 2018;

•	$2.5 million due to provision for doubtful accounts recognized in property operating expenses in the six months ended June 30, 2018 and rental revenue in the six months ended June 30, 2019;

•	$1.1 million decrease due to higher common area maintenance expenses incurred for snow removal in 2018; and

•	$0.6 million of environmental remediation costs accrued in the six months ended June 30, 2018, partially offset by

•	$1.5 million of common area maintenance expenses recognized on a gross basis at tenant-maintained centers in accordance with the new lease accounting standard, ASC 842; and

•	$0.5 million increase in repair costs for vacant spaces.
General and administrative expenses increased by $4.7 million to $20.6 million in the six months ended June 30, 2019 from $15.9 million in the six months ended June 30, 2018. The increase is primarily attributable to:

•	$2.4 million increase in share-based compensation expense due to additional equity awards granted;

•	$1.2 million increase in professional fees for consulting, recruitment and legal services;

•	$0.4 million of severance expenses;

•	$0.4 million of accelerated amortization of unvested equity awards associated with the retirement of the Company’s Chief Operating Officer; and

•	$0.3 million increase in transaction costs.
A casualty and impairment loss, net of $9.1 million was recognized in the in the six months ended June 30, 2019 attributable to:

•	$22.7 million of real estate impairment charges recognized against the carrying values of three properties, partially offset by

•	$13.6 million from insurance settlements for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA.
We recognized a $1.3 million casualty and impairment gain in the six months ended June 30, 2018 comprised of $1.5 million of insurance proceeds offset by $0.2 million of expenses incurred as a result of Hurricane Maria in Puerto Rico.
Lease expense increased by $2.1 million to $7.6 million in the six months ended June 30, 2019 from $5.5 million in the six months ended June 30, 2018. The increase is primarily attributable to the recognition of common area maintenance and real estate taxes associated with ground or building leases within lease expense in accordance with the new lease accounting standard, ASC 842, effective January 1, 2019.
We recognized a gain on sale of real estate of $28.5 million in the six months ended June 30, 2019 due to the sale of our property in Chicopee, MA on March 15, 2019 and the sale of our property in Glen Burnie, MD on May 14, 2019. A gain on sale of real estate of $50.4 million was recognized in the second quarter of 2018 as a result of the sale of our property in Allentown, PA on April 26, 2018.
Interest income increased by $1.4 million to $5.0 million in the six months ended June 30, 2019 from $3.6 million in the six months ended June 30, 2018. The increase is primarily attributable to an increase in interest rates.
Interest and debt expense increased by $1.7 million to $33.0 million in the six months ended June 30, 2019 from $31.3 million in the six months ended June 30, 2018. The increase is primarily attributable to:

•	$1.2 million decrease in interest capitalized due to the completion of development projects; and

•	$0.5 million increase resulting from higher interest rates on variable rate debt.
We recognized a $2.5 million gain on extinguishment of debt in the six months ended June 30, 2018 as a result of the foreclosure sale and forgiveness of the $11.5 million mortgage debt secured by our property in Englewood, NJ.
Income tax expense increased by $0.6 million to $1.2 million in the six months ended June 30, 2019 from $0.6 million in the six months ended June 30, 2018 primarily attributable to the tax impact from the insurance settlement for our two malls in Puerto Rico related to Hurricane Maria.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 82 properties for the three and six months ended June 30, 2019 and 2018, respectively. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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
Same-property cash NOI decreased by $1.0 million, or (1.8)%, for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 and decreased by $2.0 million, or (1.9)%, for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.

The following table reconciles net income to cash NOI and same-property cash NOI for the three and six months ended June 30, 2019 and 2018, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$28,067	$59,774	$55,959	$82,813
Management and development fee income from non-owned properties	(308)	(347)	(660)	(689)
Other expense (income)	318	4	548	(73)
Depreciation and amortization	22,567	30,441	44,397	51,711
General and administrative expense	10,010	8,236	20,590	15,877
Casualty and impairment loss (gain), net(1)	5,112	35	9,070	(1,306)
Gain on sale of real estate	(11,550)	(50,440)	(28,503)	(50,440)
Interest income	(2,458)	(2,031)	(4,964)	(3,555)
Interest and debt expense	16,472	15,659	33,008	31,303
Gain on extinguishment of debt	—	—	—	(2,524)
Income tax expense	994	192	1,196	626
Non-cash revenue and expenses	(9,089)	(6,792)	(11,163)	(9,081)
Cash NOI	60,135	54,731	119,478	114,662
Adjustments:
Non-same property cash NOI(2)	(5,608)	(5,780)	(11,929)	(12,059)
Tenant bankruptcy settlement income and lease termination income	(1,152)	(813)	(1,179)	(977)
Lease termination payment	—	6,000	—	6,000
Natural disaster related operating loss	—	(128)	—	178
Environmental remediation costs	—	334	—	584
Same-property cash NOI	$53,375	$54,344	$106,370	$108,388
Cash NOI related to properties being redeveloped	5,640	4,830	11,497	9,721
Same-property cash NOI including properties in redevelopment	$59,015	$59,174	$117,867	$118,109
(1) The three and six months ended June 30, 2019 reflect real estate impairment losses, offset by insurance proceeds for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA. The six months ended June 30, 2018 reflect hurricane-related insurance proceeds net of expenses.
(2) Non-same property cash NOI includes cash NOI related to properties being redeveloped and properties acquired or disposed.

Funds From Operations
FFO for the three months ended June 30, 2019 was $57.6 million compared to $39.6 million for the three months ended June 30, 2018 and $94.1 million for the six months ended June 30, 2019 compared to $83.7 million for the six months ended June 30, 2018.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$28,067	$59,774	$55,959	$82,813
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(1,518)	(6,025)	(3,873)	(8,353)
Consolidated subsidiaries	22	(12)	22	(23)
Net income attributable to common shareholders	26,571	53,737	52,108	74,437
Adjustments:
Rental property depreciation and amortization	22,348	30,258	43,971	51,330
Gain on sale of real estate	(11,550)	(50,440)	(28,503)	(50,440)
Real estate impairment loss	18,695	—	22,653	—
Limited partnership interests in operating partnership(1)	1,518	6,025	3,873	8,353
FFO applicable to diluted common shareholders	$57,582	$39,580	$94,102	$83,680
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented.

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute at least 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for each of the first two quarters of 2019, or an annual rate of $0.88. We expect to pay regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

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

At June 30, 2019, we had cash and cash equivalents, including restricted cash, of $463.6 million and no amounts drawn on our line of credit. There were no common shares issued under the ATM equity program during the three and six months ended June 30, 2019 and 2018, respectively. In addition, we had the following sources of capital available:

(Amounts in thousands)	June 30, 2019
ATM equity program(1)
Original offering amount	$250,000
Available capacity	$241,300

Revolving credit agreement(2)
Total commitment amount	$600,000
Available capacity	$600,000
Maturity(3)	March 7, 2021
(1) Refer to Note 14 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
(2) Refer to Note 6 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
(3) On July 29, 2019, we entered into an amendment to extend the maturity date to January 29, 2024 with two six-month extension options.

We have no debt scheduled to mature in 2019. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our ATM equity program, our revolving credit agreement and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Summary of Cash Flows
Cash and cash equivalents including restricted cash was $463.6 million at June 30, 2019, compared to $457.5 million as of December 31, 2018 and $514.0 million as of June 30, 2018, an increase of $6.1 million and a decrease of $50.4 million, respectively. Our cash flow activities are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2019	2018	Increase (Decrease)
Net cash provided by operating activities	$76,837	$76,696	$141
Net cash used in investing activities	(12,410)	(5,907)	(6,503)
Net cash used in financing activities	(58,350)	(57,643)	(707)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $76.8 million for the six months ended June 30, 2019 increased by $0.1 million from $76.7 million as of June 30, 2018 due to timing of cash receipts and payments related to tenant collections including the impact of recovery income.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $12.4 million for the six months ended June 30, 2019, increased by $6.5 million from $5.9 million for the six months ended June 30, 2018 due to (i) $20.5 million decrease in cash provided from the sale of properties, partially offset by (ii) $5.6 million decrease in cash used for real estate development and capital improvements at existing properties, (iii) $4.9 million decrease in cash used for acquisitions and (iv) $3.4 million increase in insurance proceeds for physical property damages received in the six months ended June 30, 2019.
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $58.4 million for the six months ended June 30, 2019, increased by $0.7 million from $57.6 million for the six months ended June 30, 2018 due to (i) $0.4 million increase in distributions to shareholders and unitholders, (ii) $0.2 million increase in tax withholdings on vested restricted stock and (iii) $0.1 million increase in debt repayments.
Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rate as of June 30, 2019.

(Amounts in thousands)	Principal balance at June 30, 2019	Weighted Average Interest Rate at June 30, 2019
Mortgages payable:
Fixed rate debt	$1,390,434	4.12%
Variable rate debt(1)	169,500	4.18%
Total mortgages payable	1,559,934	4.13%
Unamortized debt issuance costs	(10,990)
Total mortgages payable, net of unamortized debt issuance costs	$1,548,944
(1) As of June 30, 2019, $80.5 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of June 30, 2019. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2019, we were in compliance with all debt covenants.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. On July 29, 2019, we entered into a second amendment to the Agreement to extend the maturity date to January 29, 2024 with two six-month extension options. Company borrowings under the Agreement are subject to interest at LIBOR plus an applicable margin of 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants, including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement.

In the event that LIBOR is discontinued, the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, although it could result in higher interest rates.

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
(Amounts in thousands)	2019	2018
Capital expenditures:
Development and redevelopment costs	$45,488	$52,372
Capital improvements	1,633	1,510
Tenant improvements and allowances	3,399	1,097
Total capital expenditures	$50,520	$54,979

As of June 30, 2019, we had approximately $120.8 million of active redevelopment, development and anchor repositioning projects at various stages of completion and $113.0 million of completed projects, a decrease of $16.8 million from $250.6 million of projects as of December 31, 2018. We have advanced these projects $10.8 million since December 31, 2018 and anticipate that these projects will require an additional $23.9 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, secured debt, or issuing equity.

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

Tornado-Related Charges
On June 13, 2018, a tornado hit our shopping center in Wilkes-Barre, PA, damaging approximately 13% of the property’s gross leasable area. During the three months ended June 30, 2019, the Company settled the related insurance claim with its carrier for $5.5 million. Of this amount, the Company recognized $4.8 million as a casualty gain in the three months ended June 30, 2019. As part of the settlement, the Company recognized $0.2 million and $0.3 million as business interruption proceeds within rental revenue for the three and six months ended June 30, 2019, respectively.

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the six months ended June 30, 2018, the Company received $1.5 million in casualty insurance proceeds, which were partially offset by $0.2 million of hurricane related costs, resulting in net casualty gains of $1.3 million included in casualty and impairment loss (gain), net on the accompanying consolidated statements of income.

During the three and six months ended June 30, 2018, the Company recognized a $0.2 million net casualty gain and $0.5 million of business interruption losses, respectively. For the six months ended June 30, 2018, losses of $0.7 million pertained to rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of rental revenue, offset by a $0.2 million reversal within property operating expenses to provision for doubtful accounts for payments received from tenants on rents previously reserved.

During the three months ended June 30, 2019, the Company reached a settlement agreement with its carrier regarding its final insurance recovery related to Hurricane Maria for $14.3 million, of which $3.3 million was previously received, subject to deductibles of $2.3 million. We recognized an $8.7 million casualty gain in the second quarter of 2019 as a result of the remaining insurance proceeds from the settlement agreement for our two malls in Puerto Rico.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million on our consolidated balance sheets as of June 30, 2019 and December 31, 2018, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the three and six months ended June 30, 2018, the Company recognized $0.3 million and $0.6 million, respectively, of environmental remediation costs within property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Sears, the parent company of Kmart, filed for Chapter 11 bankruptcy protection on October 15, 2018. The Company had four Kmart leases comprising approximately 547,000 sf, which generated $8.5 million in annual rental revenue. In January 2019, Sears announced the acquisition of its assets by ESL for approximately $5.2 billion. Property rents were paid on all four Kmart locations through April 2019. During the second quarter of 2019, our Kmart leases at Las Catalinas and Huntington, NY were rejected and we recognized a $7.4 million write-off of the below-market intangible liability connected with the lease in Huntington, NY (classified within rental revenues). ESL assumed the Company’s remaining two Kmart leases at Montehiedra and at Bruckner Commons during the second quarter of 2019. The Company is monitoring the proceedings and considering its alternatives.

During the second quarter, the Company received $1.1 million of bankruptcy settlement income in connection with the bankruptcy proceedings of Toys “R” Us. The settlement proceeds were used to offset outstanding credit losses and the remaining proceeds were recorded to other income. Prior to liquidation in 2018, the Company had leases with Toys “R” Us at nine locations with annual gross rents of $7.6 million. No determination has been made as to the amount or timing of additional bankruptcy settlement proceeds, if any, that may be received.

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
We do not have any off-balance sheet arrangements as of June 30, 2019 or December 31, 2018.

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

	2019					2018
(Amounts in thousands)	June 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$169,500		4.18%	$1,695		$169,500		4.09%
Fixed Rate	1,390,434		4.12%	—	(2)	1,392,659		4.12%
	$1,559,934	(1)		$1,695		$1,562,159	(1)
(1) Excludes unamortized debt issuance costs of $11.0 million and $11.9 million as of June 30, 2019 and December 31, 2018, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $13.9 million based on outstanding balances as of June 30, 2019.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2019, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2019, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks

As of June 30, 2019, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2019 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2019, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Urban Edge Properties
(a) During the three months ended June 30, 2019, we issued 1,049,508 shares of common shares in exchange for 1,049,508 OP Units that were held by certain limited partners of our Operating Partnership in connection with certain of our prior acquisitions. OP Units are generally redeemable for cash or, at our discretion, exchangeable into shares of our common stock on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of a shares of our common stock at the time of redemption. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program
April 1, 2019 - April 30, 2019	—		$—	N/A	N/A
May 1, 2019 - May 31, 2019	—		—	N/A	N/A
June 1, 2019 - June 30, 2019	2,164	(1)	19.05	N/A	N/A
	2,164		$19.05	N/A	N/A
(1) Represents common shares surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

Urban Edge Properties LP
(a) Not applicable.
(b) Not applicable.
(c) Issuer Purchases of Equity Securities.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet to be Purchased Under the Plan or Program
April 1, 2019 - April 30, 2019	—		$—	N/A	N/A
May 1, 2019 - May 31, 2019	—		—	N/A	N/A
June 1, 2019 - June 30, 2019	2,164	(1)	19.05	N/A	N/A
	2,164		$19.05	N/A	N/A
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
On July 29, 2019, we entered into the second amendment to our Revolving Credit Agreement with certain financial institutions. The second amendment extends the maturity date of our Revolving Credit Agreement until January 29, 2024, adjusts the applicable interest rates and annual facility fee, in each case as set forth in Note 6 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q, provides for the possible application of an alternate interest rate in the event of the discontinuation of LIBOR or certain other enumerated events, and makes additional non-material modifications to our Revolving Credit Agreement. The foregoing summary is qualified in its entirety by reference to the second amendment to our Revolving Credit Agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1.

ITEM 6.	EXHIBITS

The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1*
Second Amendment, dated as of July 29, 2019, to Revolving Credit Agreement by and among Urban Edge Properties LP, as Borrower, each of the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent

31.1*
Certification by the Chief Executive Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification by the Chief Financial Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*
Certification by the Chief Executive Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*
Certification by the Chief Financial Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
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

101.SCH	Inline XBRL Taxonomy Extension Schema
101.CAL	Inline XBRL Extension Calculation Linkbase
101.LAB	Inline XBRL Extension Labels Linkbase
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
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

Date: July 31, 2019

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: July 31, 2019