Form 10-Q
period 2019-09-30
Urban Edge Properties; Urban Edge Properties LP
filed 2019-10-30
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 25, 2019, Urban Edge Properties had 121,223,353 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2019

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2019 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of September 30, 2019, UE owned an approximate 95.4% ownership interest in UELP. The remaining approximate 4.6% interest is owned by limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Real estate, at cost:
Land	$500,411	$525,819
Buildings and improvements	2,169,835	2,156,113
Construction in progress	43,671	80,385
Furniture, fixtures and equipment	7,315	6,675
Total	2,721,232	2,768,992
Accumulated depreciation and amortization	(662,713)	(645,872)
Real estate, net	2,058,519	2,123,120
Right-of-use assets	83,523	—
Cash and cash equivalents	441,561	440,430
Restricted cash	94,785	17,092
Tenant and other receivables, net of allowance for doubtful accounts of $6,486 as of December 31, 2018	27,240	28,563
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $134 as of December 31, 2018	75,418	84,903
Identified intangible assets, net of accumulated amortization of $30,214 and $39,526, respectively	49,527	68,422
Deferred leasing costs, net of accumulated amortization of $16,326 and $16,826, respectively	20,263	21,277
Deferred financing costs, net of accumulated amortization of $3,543 and $2,764, respectively	4,093	2,219
Prepaid expenses and other assets	18,949	12,968
Total assets	$2,873,878	$2,798,994

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,547,486	$1,550,242
Lease liabilities	81,428	—
Accounts payable, accrued expenses and other liabilities	80,161	98,517
Identified intangible liabilities, net of accumulated amortization of $68,483 and $65,058, respectively	129,090	144,258
Total liabilities	1,838,165	1,793,017
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 121,223,353 and 114,345,565 shares issued and outstanding, respectively	1,212	1,143
Additional paid-in capital	1,016,054	956,420
Accumulated deficit	(29,217)	(52,857)
Noncontrolling interests:
Operating partnership	47,239	100,822
Consolidated subsidiaries	425	449
Total equity	1,035,713	1,005,977
Total liabilities and equity	$2,873,878	$2,798,994

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Rental revenue	$90,769	$111,733	$289,565	$310,895
Management and development fees	280	375	940	1,064
Other income	194	106	1,217	1,278
Total revenue	91,243	112,214	291,722	313,237
EXPENSES
Depreciation and amortization	21,496	21,833	65,893	73,544
Real estate taxes	14,490	16,374	45,188	47,736
Property operating	14,075	22,328	45,552	61,996
General and administrative	8,353	9,702	28,943	25,579
Casualty and impairment loss (gain), net(1)	—	58	9,070	(1,248)
Lease expense	3,486	2,722	11,037	8,210
Total expenses	61,900	73,017	205,683	215,817
Gain on sale of real estate	39,716	2,185	68,219	52,625
Gain on sale of lease	1,849	—	1,849	—
Interest income	2,706	2,388	7,670	5,943
Interest and debt expense	(16,861)	(16,756)	(49,869)	(48,059)
Gain on extinguishment of debt	—	—	—	2,524
Income before income taxes	56,753	27,014	113,908	110,453
Income tax expense	(53)	(115)	(1,249)	(741)
Net income	56,700	26,899	112,659	109,712
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(2,662)	(2,688)	(6,535)	(11,041)
Consolidated subsidiaries	2	(11)	24	(34)
Net income attributable to common shareholders	$54,040	$24,200	$106,148	$98,637

Earnings per common share - Basic:	$0.45	$0.21	$0.89	$0.87
Earnings per common share - Diluted:	$0.45	$0.21	$0.89	$0.86
Weighted average shares outstanding - Basic	121,087	113,890	119,259	113,769
Weighted average shares outstanding - Diluted	121,183	114,156	126,489	114,236
(1) Refer to Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2018	114,004,276	$1,140	$950,958	$(33,307)	$102,714	$427	$1,021,932
Net income attributable to common shareholders	—	—	—	24,200	—	—	24,200
Net income attributable to noncontrolling interests	—	—	—	—	2,688	11	2,699
Limited partnership interests:
Units redeemed for common shares	179,110	1	1,471	—	—	—	1,472
Reallocation of noncontrolling interests	—	—	(1,641)	—	169	—	(1,472)
Common shares issued	(7,779)	—	29	(38)	—	—	(9)
Dividends on common shares ($0.22 per share)	—	—	—	(25,085)	—	—	(25,085)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(2,735)	—	(2,735)
Share-based compensation expense	—	—	1,142	9	1,101	—	2,252
Balance, September 30, 2018	114,175,607	$1,141	$951,959	$(34,221)	$103,937	$438	$1,023,254

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2019	121,171,003	$1,212	$1,015,470	$(56,580)	$49,157	$427	$1,009,686
Net income attributable to common shareholders	—	—	—	54,040	—	—	54,040
Net income (loss) attributable to noncontrolling interests	—	—	—	—	2,662	(2)	2,660
Limited partnership interests:
Units redeemed for common shares	50,000	—	435	—	(2,726)	—	(2,291)
Units redeemed for cash	—	—	(3,422)	—	(2,556)	—	(5,978)
Reallocation of noncontrolling interests	—	—	2,291	—	—	—	2,291
Common shares issued	2,350	—	(30)	(31)	—	—	(61)
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,646)	—	—	(26,646)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,298)	—	(1,298)
Share-based compensation expense	—	—	1,310	—	2,000	—	3,310
Balance, September 30, 2019	121,223,353	$1,212	$1,016,054	$(29,217)	$47,239	$425	$1,035,713

See notes to consolidated financial statements (unaudited).

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2017	113,827,529	$1,138	$946,402	$(57,621)	$100,218	$404	$990,541
Net income attributable to common shareholders	—	—	—	98,637	—	—	98,637
Net income attributable to noncontrolling interests	—	—	—	—	11,041	34	11,075
Limited partnership interests:
Units redeemed for common shares	249,110	2	2,041	—	—	—	2,043
Reallocation of noncontrolling interests	—	—	(21)	—	(2,022)	—	(2,043)
Common shares issued	116,158	2	452	(139)	—	—	315
Dividends to common shareholders ($0.66 per share)	—	—	—	(75,122)	—	—	(75,122)
Distributions to redeemable NCI ($0.66 per unit)	—	—	—	—	(8,301)	—	(8,301)
Share-based compensation expense	—	—	3,469	24	3,001	—	6,494
Share-based awards retained for taxes	(17,190)	(1)	(384)	—	—	—	(385)
Balance, September 30, 2018	114,175,607	$1,141	$951,959	$(34,221)	$103,937	$438	$1,023,254

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2018	114,345,565	$1,143	$956,420	$(52,857)	$100,822	$449	$1,005,977
Net income attributable to common shareholders	—	—	—	106,148	—	—	106,148
Net income (loss) attributable to noncontrolling interests	—	—	—	—	6,535	(24)	6,511
Impact of ASC 842 adoption	—	—	—	(2,918)	—	—	(2,918)
Limited partnership interests:
Units redeemed for common shares	6,861,692	68	54,680	—	(2,726)	—	52,022
Units redeemed for cash	—	—	(3,422)	—	(2,556)	—	(5,978)
Reallocation of noncontrolling interests	—	—	4,077	—	(56,099)	—	(52,022)
Common shares issued	47,372	1	353	(101)	—	—	253
Dividends to common shareholders ($0.66 per share)	—	—	—	(79,489)	—	—	(79,489)
Distributions to redeemable NCI ($0.66 per unit)	—	—	—	—	(4,427)	—	(4,427)
Share-based compensation expense	—	—	4,579	—	5,690	—	10,269
Share-based awards retained for taxes	(31,276)	—	(633)	—	—	—	(633)
Balance, September 30, 2019	121,223,353	$1,212	$1,016,054	$(29,217)	$47,239	$425	$1,035,713

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,659	$109,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,645	74,025
Casualty and impairment loss, net	9,070	—
Gain on sale of real estate	(68,219)	(52,625)
Gain on sale of lease	(1,849)	—
Gain on extinguishment of debt	—	(2,524)
Amortization of deferred financing costs	2,170	2,159
Amortization of below market leases, net	(13,933)	(29,767)
Amortization of right-of-use assets	6,329	—
Straight-lining of rent	120	(381)
Share-based compensation expense	10,269	6,494
Provision for doubtful accounts	—	2,588
Change in operating assets and liabilities:
Tenant and other receivables	2,444	(12,812)
Deferred leasing costs	(3,239)	(3,441)
Prepaid and other assets	(2,377)	(1,359)
Accounts payable, accrued expenses and other liabilities	(3,496)	(3,947)
Net cash provided by operating activities	115,593	88,122
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(71,005)	(90,703)
Acquisition of real estate	—	(4,931)
Proceeds from sale of operating properties	111,440	57,593
Proceeds from sale of operating lease	6,943	—
Insurance proceeds	12,677	1,300
Net cash provided by (used in) investing activities	60,055	(36,741)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(3,907)	(3,153)
Debt issuance costs	(2,643)	—
Dividends to common shareholders	(79,489)	(75,122)
Distributions to redeemable noncontrolling interests	(4,427)	(8,301)
Taxes withheld for vested restricted shares	(633)	(385)
Proceeds related to the issuance of common shares	253	315
Payment for redemption of units	(5,978)	—
Net cash used in financing activities	(96,824)	(86,646)
Net increase (decrease) in cash and cash equivalents and restricted cash	78,824	(35,265)
Cash and cash equivalents and restricted cash at beginning of period	457,522	500,841
Cash and cash equivalents and restricted cash at end of period	$536,346	$465,576

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $1,277 and $2,769, respectively	$48,776	$49,549
Cash payments for income taxes	1,589	757
Cash payments for lease liabilities	8,205	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	13,444	24,100
Write-off of fully depreciated and impaired assets	43,625	10,407
Operating lease liabilities arising from obtaining right-of-use assets	98,980	—
Mortgage debt forgiven in foreclosure	—	11,537
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$440,430	$490,279
Restricted cash at beginning of period	17,092	10,562
Cash and cash equivalents and restricted cash at beginning of period	$457,522	$500,841

Cash and cash equivalents at end of period	$441,561	$449,307
Restricted cash at end of period	94,785	16,269
Cash and cash equivalents and restricted cash at end of period	$536,346	$465,576

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	September 30,	December 31,
	2019	2018
ASSETS
Real estate, at cost:
Land	$500,411	$525,819
Buildings and improvements	2,169,835	2,156,113
Construction in progress	43,671	80,385
Furniture, fixtures and equipment	7,315	6,675
Total	2,721,232	2,768,992
Accumulated depreciation and amortization	(662,713)	(645,872)
Real estate, net	2,058,519	2,123,120
Right-of-use assets	83,523	—
Cash and cash equivalents	441,561	440,430
Restricted cash	94,785	17,092
Tenant and other receivables, net of allowance for doubtful accounts of $6,486 as of December 31, 2018	27,240	28,563
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $134 as of December 31, 2018	75,418	84,903
Identified intangible assets, net of accumulated amortization of $30,214 and $39,526, respectively	49,527	68,422
Deferred leasing costs, net of accumulated amortization of $16,326 and $16,826, respectively	20,263	21,277
Deferred financing costs, net of accumulated amortization of $3,543 and $2,764, respectively	4,093	2,219
Prepaid expenses and other assets	18,949	12,968
Total assets	$2,873,878	$2,798,994

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,547,486	$1,550,242
Lease liabilities	81,428	—
Accounts payable, accrued expenses and other liabilities	80,161	98,517
Identified intangible liabilities, net of accumulated amortization of $68,483 and $65,058, respectively	129,090	144,258
Total liabilities	1,838,165	1,793,017
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 121,223,353 and 114,345,565 units outstanding, respectively	1,017,266	957,563
Limited partners: 5,793,230 and 12,736,633 units outstanding, respectively	49,756	105,447
Accumulated deficit	(31,734)	(57,482)
Total partners’ capital	1,035,288	1,005,528
Noncontrolling interest in consolidated subsidiaries	425	449
Total equity	1,035,713	1,005,977
Total liabilities and equity	$2,873,878	$2,798,994

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Rental revenue	$90,769	$111,733	$289,565	$310,895
Management and development fees	280	375	940	1,064
Other income	194	106	1,217	1,278
Total revenue	91,243	112,214	291,722	313,237
EXPENSES
Depreciation and amortization	21,496	21,833	65,893	73,544
Real estate taxes	14,490	16,374	45,188	47,736
Property operating	14,075	22,328	45,552	61,996
General and administrative	8,353	9,702	28,943	25,579
Casualty and impairment loss (gain), net(1)	—	58	9,070	(1,248)
Lease expense	3,486	2,722	11,037	8,210
Total expenses	61,900	73,017	205,683	215,817
Gain on sale of real estate	39,716	2,185	68,219	52,625
Gain on sale of lease	1,849	—	1,849	—
Interest income	2,706	2,388	7,670	5,943
Interest and debt expense	(16,861)	(16,756)	(49,869)	(48,059)
Gain on extinguishment of debt	—	—	—	2,524
Income before income taxes	56,753	27,014	113,908	110,453
Income tax expense	(53)	(115)	(1,249)	(741)
Net income	56,700	26,899	112,659	109,712
Less: net (income) loss attributable to NCI in consolidated subsidiaries	2	(11)	24	(34)
Net income attributable to unitholders	$56,702	$26,888	$112,683	$109,678

Earnings per unit - Basic:	$0.45	$0.21	$0.89	$0.87
Earnings per unit - Diluted:	$0.45	$0.21	$0.89	$0.86
Weighted average units outstanding - Basic	126,277	126,208	126,387	126,170
Weighted average units outstanding - Diluted	126,373	126,693	126,490	126,636
(1) Refer to Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2018	114,004,276	952,098	12,738,907	105,204	(35,797)	427	1,021,932
Net income attributable to unitholders	—	—	—	—	26,888	—	26,888
Net income attributable to noncontrolling interests	—	—	—	—	—	11	11
Common units issued as a result of common shares issued by Urban Edge	(7,779)	29	—	—	(38)	—	(9)
Equity redemption of OP units	179,110	1,472	(179,110)	—	—	—	1,472
Limited partnership units issued, net	—	—	348,729	—	—	—	—
Reallocation of noncontrolling interests	—	(1,641)	—	169	—	—	(1,472)
Distributions to Partners ($0.22 per unit)	—	—	—	—	(27,820)	—	(27,820)
Share-based compensation expense	—	1,142	—	1,101	9	—	2,252
Balance, September 30, 2018	114,175,607	$953,100	12,908,526	$106,474	$(36,758)	$438	$1,023,254
(1) Limited partners have a 10.2% common limited partnership interest in the Operating Partnership as of September 30, 2018 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2019	121,171,003	$1,016,682	6,201,228	$53,038	$(60,461)	$427	$1,009,686
Net income attributable to unitholders	—	—	—	—	56,702	—	56,702
Net loss attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Common units issued as a result of common shares issued by Urban Edge	2,350	(30)	—	—	(31)	—	(61)
Equity redemption of OP units	50,000	435	(50,000)	(2,726)	—	—	(2,291)
Cash redemption of OP units	—	(3,422)	(357,998)	(2,556)	—	—	(5,978)
Reallocation of noncontrolling interests	—	2,291	—	—	—	—	2,291
Distributions to Partners ($0.22 per unit)	—	—	—	—	(27,944)	—	(27,944)
Share-based compensation expense	—	1,310	—	2,000	—	—	3,310
Balance, September 30, 2019	121,223,353	$1,017,266	5,793,230	$49,756	$(31,734)	$425	$1,035,713
(2) Limited partners have a 4.6% common limited partnership interest in the Operating Partnership as of September 30, 2019 in the form of units of interest in the OP Units and LTIP units.

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
(1) Limited partners have a 10.2% common limited partnership interest in the Operating Partnership as of September 30, 2018 in the form of units of interest in the OP Units and LTIP units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2018	114,345,565	$957,563	12,736,633	$105,447	$(57,482)	$449	$1,005,977
Net income attributable to unitholders	—	—	—	—	112,683	—	112,683
Net loss attributable to noncontrolling interests	—	—	—	—	—	(24)	(24)
Impact of ASC 842 adoption	—	—	—	—	(2,918)	—	(2,918)
Common units issued as a result of common shares issued by Urban Edge	47,372	354	—	—	(101)	—	253
Equity redemption of OP units	6,861,692	54,748	(6,861,692)	(2,726)	—	—	52,022
Cash redemption of OP units	—	(3,422)	(357,998)	(2,556)	—	—	(5,978)
Limited partnership units issued, net	—	—	276,287	—	—	—	—
Reallocation of noncontrolling interests	—	4,077	—	(56,099)	—	—	(52,022)
Distributions to Partners ($0.66 per unit)	—	—	—	—	(83,916)	—	(83,916)
Share-based compensation expense	—	4,579	—	5,690	—	—	10,269
Share-based awards retained for taxes	(31,276)	(633)	—	—	—	—	(633)
Balance, September 30, 2019	121,223,353	$1,017,266	5,793,230	$49,756	$(31,734)	$425	$1,035,713
(2) Limited partners have a 4.6% common limited partnership interest in the Operating Partnership as of September 30, 2019 in the form of units of interest in the OP Units and LTIP units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$112,659	$109,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,645	74,025
Casualty and impairment loss, net	9,070	—
Gain on sale of real estate	(68,219)	(52,625)
Gain on sale of lease	(1,849)	—
Gain on extinguishment of debt	—	(2,524)
Amortization of deferred financing costs	2,170	2,159
Amortization of below market leases, net	(13,933)	(29,767)
Amortization of right-of-use assets	6,329	—
Straight-lining of rent	120	(381)
Share-based compensation expense	10,269	6,494
Provision for doubtful accounts	—	2,588
Change in operating assets and liabilities:
Tenant and other receivables	2,444	(12,812)
Deferred leasing costs	(3,239)	(3,441)
Prepaid and other assets	(2,377)	(1,359)
Accounts payable, accrued expenses and other liabilities	(3,496)	(3,947)
Net cash provided by operating activities	115,593	88,122
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(71,005)	(90,703)
Acquisition of real estate	—	(4,931)
Proceeds from sale of operating properties	111,440	57,593
Proceeds from sale of operating lease	6,943	—
Insurance proceeds	12,677	1,300
Net cash provided by (used in) investing activities	60,055	(36,741)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(3,907)	(3,153)
Debt issuance costs	(2,643)	—
Distributions to partners	(83,916)	(83,423)
Taxes withheld for vested restricted units	(633)	(385)
Proceeds related to the issuance of common shares	253	315
Payment for redemption of units	(5,978)	—
Net cash used in financing activities	(96,824)	(86,646)
Net increase (decrease) in cash and cash equivalents and restricted cash	78,824	(35,265)
Cash and cash equivalents and restricted cash at beginning of period	457,522	500,841
Cash and cash equivalents and restricted cash at end of period	$536,346	$465,576

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $1,277 and $2,769, respectively	$48,776	$49,549
Cash payments for income taxes	1,589	757
Cash payments for lease liabilities	8,205	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	13,444	24,100
Write-off of fully depreciated and impaired assets	43,625	10,407
Operating lease liabilities arising from obtaining right-of-use assets	98,980	—
Mortgage debt forgiven in foreclosure	—	11,537
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$440,430	$490,279
Restricted cash at beginning of period	17,092	10,562
Cash and cash equivalents and restricted cash at beginning of period	$457,522	$500,841

Cash and cash equivalents at end of period	$441,561	$449,307
Restricted cash at end of period	94,785	16,269
Cash and cash equivalents and restricted cash at end of period	$536,346	$465,576

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	ORGANIZATION

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust focused on managing, developing, redeveloping, and acquiring retail real estate in urban communities, primarily in the New York metropolitan area. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2019, Urban Edge owned approximately 95.4% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of September 30, 2019, our portfolio consisted of 73 shopping centers, four malls and a warehouse park, totaling approximately 15.0 million square feet (“sf”).

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2019. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities Exchange Commission (“SEC”).

The consolidated balance sheets as of September 30, 2019 and December 31, 2018 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.

In accordance with ASC 205 Presentation of Financial Statements, the Company reclassified Property rentals and Tenant reimbursement income to Rental revenue on its consolidated statements of income for the three and nine months ended September 30, 2019 and 2018, respectively, as reflected beginning on Form 10-K for the year ended December 31, 2018. Additionally, the Company includes credit losses related to operating lease receivables as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income for the three and nine months ended September 30, 2019 due to the adoption of (“ASU 2016-02”) ASC 842 Leases. Provision for doubtful accounts are included in "Property operating expenses" for the three and nine months ended September 30, 2018.

The Company includes real estate impairment charges, and casualty losses (gains) resulting from natural disasters in Casualty and impairment loss (gain), net on its consolidated statements of income for the three and nine months ended September 30, 2019 and 2018, respectively, as reflected in this Quarterly Report on Form 10-Q. Refer to Note 9 and Note 10 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding real estate impairment charges and casualty losses (gains), respectively.

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

From a lessee perspective, the initial adoption on January 1, 2019 resulted in the recognition of operating lease ROU assets and lease liabilities for 24 operating leases with an aggregate balance of $98.5 million and $93.6 million, respectively. On January 1, 2019, we also reclassified $11.9 million of acquired below-market lease intangibles and $7.1 million of accrued rent and adjusted the carrying values of our ROU assets by the corresponding amounts. If a finance lease is commenced in the future, a finance lease ROU asset and finance lease liability will be recognized on the balance sheet. The Company will recognize amortization of the finance lease ROU asset and interest expense on the lease liability. As of September 30, 2019, our operating lease ROU assets and lease liabilities were $83.5 million and $81.4 million, respectively, as presented on our consolidated balance sheet. The standard's adoption has also impacted the presentation of our consolidated income statement due to accounting for the lease and non-lease components as a single lease component for all classes of underlying assets, presented as lease expense on the consolidated statement of income. Prior to the adoption of ASC 842, related lease and non-lease expense amounts were recognized within lease expense, real estate taxes, property operating expenses and general administrative expenses on the consolidated statement of income.

From a lessor perspective, the adoption resulted in additional general and administrative expenses, attributable to internal leasing department costs not meeting the definition of initial direct costs under ASC 842. Capitalized internal leasing costs were $0.5 million for the nine months ended September 30, 2018. The standard's adoption has also impacted the presentation of our consolidated income statement due to accounting for lease and non-lease components as a single lease component, presented as rental revenue on the consolidated statement of income, however there has been no change in the timing of revenue recognition since adoption. Additionally, under the amendments issued in ASU 2018-20, the Company has accounted for common area maintenance expenses paid directly by tenants to third-parties as variable rental revenue and has reported the corresponding expense within property operating expenses. Real estate taxes and insurance expenses paid directly by tenants have not been recognized as rental revenue, real estate taxes and property operating expenses on the consolidated statements of income.

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

Acquisitions
During the nine months ended September 30, 2019, no acquisitions were completed by the Company.
As of September 30, 2019, we were under contract to purchase an office building in Maywood, NJ, adjacent to our existing property, Bergen Town Center. The building is subject to a ground lease, in which the Company will acquire the lessee position for a purchase price of $7.1 million. The transaction is scheduled to close by the end of 2019.
As of September 30, 2019, we were also under contract to purchase a retail outparcel in Paramus, NJ, adjacent to our existing property, Bergen Town Center, for a gross purchase price of $6.6 million. The transaction is scheduled to close by the end of 2019.
We are also under contract to purchase one property located in the Boston metropolitan area for a gross purchase price of $24.5 million.
The completion of these transactions are contingent on satisfying closing conditions. The Company’s pending acquisitions will serve as 1031 exchanges for the Company’s dispositions and the required equity will be funded using proceeds from dispositions.
Dispositions
During the three months ended September 30, 2019, we disposed of six properties and received proceeds of $77.6 million, net of selling costs, resulting in a $39.7 million net gain on sale of real estate. During the nine months ended September 30, 2019, we disposed of eight properties and received proceeds of $111.4 million, net of selling costs, resulting in a $68.2 million net gain on sale of real estate.
During the three and nine months ended September 30, 2019, the Company also sold its lessee position in one of its ground leases and received proceeds of $6.9 million, net of selling costs, and derecognized the lease’s ROU asset and corresponding lease liability. We recognized a gain on sale of lease of $1.8 million on our consolidated statements of income during the three and nine months ended September 30, 2019 as a result of the sale.
Real Estate Held for Sale
As of September 30, 2019, our property in Lawnside, NJ was classified as held for sale based on an executed contract of sale with a third-party buyer. The Company classifies properties as held for sale when executed contract contingencies have been satisfied, which signify that the sale is legally binding. The aggregate asset amount of this property was $3.5 million, and was included in prepaid expenses and other assets in our consolidated balance sheets as of September 30, 2019.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $49.5 million and $129.1 million, respectively, as of September 30, 2019 and $68.4 million and $144.3 million, respectively, as of December 31, 2018.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.1 million and $13.9 million for the three and nine months ended September 30, 2019, respectively, and $19.3 million and $29.8 million for the same periods in 2018.

Amortization of acquired in-place leases and customer relationships resulted in additional depreciation and amortization expense of $1.7 million and $5.7 million for the three and nine months ended September 30, 2019, respectively, and $2.7 million and $11.2 million for the same periods in 2018.

The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2019 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market
Year	Operating Lease Amortization	Operating Lease Amortization	In-Place Leases
2019(1)	$2,402	$(282)	$(1,701)
2020	9,547	(996)	(6,124)
2021	9,409	(797)	(4,934)
2022	9,332	(433)	(4,032)
2023	9,285	(327)	(3,702)
2024	9,038	(266)	(3,264)
(1) Remainder of 2019.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of September 30, 2019 and December 31, 2018.

		Interest Rate at	September 30,	December 31,
(Amounts in thousands)	Maturity	September 30, 2019	2019	2018
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	3.70%	$28,930	$28,930
Westfield (One Lincoln Plaza)(1)	5/24/2022	3.70%	4,730	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	3.70%	55,340	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	4.00%	29,000	29,000
Watchung(2)	11/15/2024	4.00%	27,000	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	4.00%	24,500	24,500
Total variable rate debt			169,500	169,500
Fixed rate
Montehiedra (senior loan)	7/6/2021	5.33%	83,484	84,860
Montehiedra (junior loan)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center - West, Paramus	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	11,132	11,582
Jersey City (Hudson Mall)(4)	12/1/2023	5.07%	23,803	24,326
Yonkers Gateway Center(5)	4/6/2024	4.16%	30,524	31,704
Las Catalinas	8/6/2024	4.43%	129,843	130,000
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	23,901	24,000
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco(3)	11/15/2034	6.40%	13,616	13,987
Total fixed rate debt			1,388,503	1,392,659
	Total mortgages payable		1,558,003	1,562,159
	Unamortized debt issuance costs		(10,517)	(11,917)
Total mortgages payable, net of unamortized debt issuance costs			$1,547,486	$1,550,242

(1)	Bears interest at one month LIBOR plus 160 bps.

(2)	Bears interest at one month LIBOR plus 190 bps.

(3)
The mortgage payable balance on the loan secured by Mt Kisco includes $0.9 million and $1.0 million of unamortized debt discount as of September 30, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt discount is 7.33% as of September 30, 2019.

(4)
The mortgage payable balance on the loan secured by Hudson Mall includes $1.1 million and $1.2 million of unamortized debt premium as of September 30, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt premium is 3.87% as of September 30, 2019.

(5)
The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.6 million and $0.7 million of unamortized debt premium as of September 30, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt premium is 3.77% as of September 30, 2019.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.2 billion as of September 30, 2019. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2019, we were in compliance with all debt covenants.

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

As of September 30, 2019, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2019(1)	$1,472
2020	7,515
2021	122,645
2022	99,976
2023	344,368
2024	274,316
Thereafter	707,711
(1) Remainder of 2019.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. On July 29, 2019, we entered into a second amendment to the Agreement to extend the maturity date to January 29, 2024 with two six-month extension options. Company borrowings under the Agreement are subject to interest at LIBOR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $4.1 million and $2.2 million as of September 30, 2019 and December 31, 2018, respectively, are included in deferred financing fees, net in the consolidated balance sheets.

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

On December 22, 2017, the TCJA was signed into law. The TCJA amends the Internal Revenue Code to reduce tax rates and modify policies, credits, and deductions for individuals and businesses. Effective January 1, 2018, for businesses, the TCJA reduces the corporate tax rate from a maximum of 35% to a flat 21% rate. Since UE has elected to qualify as a REIT under sections 856-860 of the Internal Revenue Code with intent to distribute 100% of its taxable income and did not have any activities in a Taxable REIT Subsidiary (“TRS”) prior to January 1, 2018, there was no impact from the provisions of the TCJA to the Company’s financial statements.

On December 31, 2017, the Company elected, for tax purposes, to treat the wholly-owned limited partnership that held its Allentown property as a TRS. A TRS is a corporation, other than a REIT, in which we directly or indirectly hold stock, which has made a joint election with us to be treated as a TRS under Section 856(l) of the Code. A TRS is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a non-REIT “C” corporation. The Allentown legal entity restructuring resulted in a capital gain recognized for tax purposes in 2017 and a step up in tax basis to the Allentown property resulting in no capital gains recognized for tax purposes in 2018 upon the property’s sale on April 26, 2018. The Company’s consolidated financial statements for the three and nine months ended September 30, 2018 reflect the TRS’ federal and state corporate income taxes associated with the operating activities at the TRS. The tax expense recorded in association with the operating activities of the TRS was $0.2 million for the nine months ended September 30, 2018. As of December 31, 2018, the Allentown TRS has been dissolved and as such, the Company’s consolidated financial statements for the three and nine months ended September 30, 2019 do not reflect any corporate income taxes associated with such TRS.
During the nine months ended September 30, 2019, certain non-real estate operating activities, non-qualifying for REIT purposes, commenced through the Company’s operating TRS and are subject to federal, state and local income taxes. These income taxes are included in the income tax expense in the consolidated statements of income.
Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated statements of income. The Puerto Rico tax expense recorded was $0.1 million for the three months ended September 30, 2019 and 2018, respectively, and $1.2 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively. Both properties are held in a special partnership for Puerto Rico tax reporting (the general partner being a qualified REIT subsidiary or “QRS”).

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns.

8.	LEASES

Leases — We have approximately 1,100 operating leases at our retail shopping centers and malls, which generate rental income from tenants and operating cash flows for the Company. Our tenant leases are dependent on the Company, as lessor, agreeing to provide our tenants with the right to control the use of our real estate assets, as lessees. Our real estate assets are comprised of retail shopping centers and malls. Tenants agree to use and control their agreed upon space for their business purposes. Thus, our tenants obtain substantially all of the economic benefits from the use of our shopping center space and have the right to direct how and for what purpose the real estate space is used throughout the period of use. Given these contractual terms, the Company has determined that all tenant contracts of this nature contain a lease. The Company assesses lease classification for each new and modified lease. All new and modified leases commenced in the nine months ended September 30, 2019 have been assessed and classified as operating leases.

Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent or the Consumer Price Index ("CPI"). Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales. Variable lease payments dependent on the CPI, will change in accordance with the corresponding increase or decrease in CPI if negotiated and agreed upon in the tenant's lease. Variable lease payments dependent on percentage rent and the CPI were $0.9 million for the nine months ended September 30, 2019. Variable lease payments also arise from tenant expense reimbursements, which provide for the recovery of all or a portion of the operating expenses, common area maintenance expenses, real estate taxes, insurance and capital improvements of the respective property and amounted to $78.2 million in the nine months ended September 30, 2019. The Company accounts for variable lease payments as "Rental revenue" on the consolidated statement of income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

The Company also has 19 properties in its portfolio either completely or partially on land or a building that are owned by third parties. These properties are leased or subleased to us pursuant to ground or building leases, with remaining terms ranging from less than two years to over 80 years and provide us the right to operate each such property. We also lease or sublease real estate for our three corporate offices with remaining terms ranging from one to two years. ROU assets are recorded for these leases, which represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. As of September 30, 2019, no other contracts have been identified as leases. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and ROU asset. During the nine months ended September 30, 2019, the Company reassessed the lease term of one of its ground leases due to a change in circumstances in our election to renew the ground lease. As a result of this reassessment, the Company remeasured the lease liability by using revised inputs as of the reassessment date and recorded an additional ROU asset and lease liability of $5.0 million, respectively. During the three and nine months ended September 30, 2019, the Company sold its lessee position in one of its operating ground leases for $6.9 million, net of selling costs, and derecognized the lease’s ROU asset and corresponding lease liability. We recognized a gain on sale of lease of $1.8 million on our consolidated statements of income during the three and nine months ended September 30, 2019 as a result of the sale. Additionally, on July 31, 2019, the Company’s lessee position in one of its ground leases expired in accordance with the terms of the lease.

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

Leases as lessor

We have approximately 1,100 operating leases at our retail shopping centers and malls, which generate rental income from tenants and operating cash flows for the Company. Our tenant base comprises a diverse group of merchants including department stores, supermarkets, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. Tenant leases for under 10,000 sf generally have lease terms of five years or less. Tenant leases for 10,000 sf or more are considered anchor leases and generally have lease terms of 10 to 25 years, with one or more renewal options available upon expiration of the initial lease term. Contractual rent increases for the renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal.

The components of rental revenue for the three and nine months ended September 30, 2019 were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Rental Revenue
Fixed lease revenue	$66,478	$209,858
Variable lease revenue	24,291	79,707
Total rental revenue	$90,769	$289,565

Maturity analysis of lease payments as lessor

The Company’s operating leases are disclosed in the aggregate due to their consistent nature as real estate leases. As of September 30, 2019, the undiscounted cash flows to be received from lease payments of our operating leases on an annual basis for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2019(1)	$65,142
2020	253,409
2021	234,944
2022	217,097
2023	193,934
2024	160,771
Thereafter	861,213
Total undiscounted cash flows	$1,986,510
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

Property, plant and equipment under operating leases as lessor
As of September 30, 2019, substantially all of the Company’s real estate assets are subject to operating leases.

Leases as lessee
As of September 30, 2019, the Company had 19 properties in its portfolio either completely or partially on land or a building that was owned by third parties. These properties are leased or subleased to us pursuant to ground or building leases, with remaining terms ranging from less than two years to over 80 years and provide us the right to operate the property. We also lease or sublease real estate for our three corporate offices with remaining terms ranging from one to two years.

The components of lease expense for the three and nine months ended September 30, 2019 were as follows:

(Amounts in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease expense
Operating lease cost(1)	$2,890	$8,998
Variable lease cost	596	2,039
Total lease expense	$3,486	$11,037
(1) During the three and nine months ended September 30, 2019, the Company recognized sublease income of $4.9 million and $15.1 million, respectively, included in rental revenue on the consolidated statement of income in relation to certain ground and building lease arrangements. Operating lease cost includes amortization of below-market ground lease intangibles and straight-line lease expense.

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Supplemental noncash information
Weighted-average remaining lease term - operating leases	16.1 years
Weighted-average discount rates - operating leases	3.97%

Maturity analysis of lease payments as lessee

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented in the table below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability on the consolidated balance sheet by considering the present value discount.

(Amounts in thousands)
Year Ending December 31,
2019(1)	$2,446
2020	9,228
2021	8,639
2022	8,658
2023	8,456
2024	8,463
Thereafter	68,956
Total undiscounted cash flows	114,846
Present value discount	(33,418)
Discounted cash flows	$81,428
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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2019 and December 31, 2018.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2019 and December 31, 2018.

	As of September 30, 2019		As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$441,561	$441,561	$440,430	$440,430
Liabilities:
Mortgages payable(1)	$1,558,003	$1,599,896	$1,562,159	$1,543,963

(1) Carrying amounts exclude unamortized debt issuance costs of $10.5 million and $11.9 million as of September 30, 2019 and December 31, 2018, respectively.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
During the three months ended June 30, 2019, the Company recognized impairment charges of $18.7 million on two retail properties that the Company intends to market and sell within the next two years. The impairment loss was calculated as the difference between the assets’ individual carrying values and the estimated aggregated fair values of $28.5 million, less estimated selling costs. We also recognized a $4.0 million impairment charge on an additional property during the three months ended March 31, 2019 as a result of the loss of a significant tenant at the property. The valuation of these properties were based on comparable sale transactions in the properties’ surrounding areas. The Company believes the inputs utilized to measure the fair values were reasonable in the context of applicable market conditions, however due to the significance of the unobservable inputs in the overall fair value measures, including market conditions and expectations for growth, the Company determined that such fair value measurements are classified as Level 3. Aggregate impairment charges of $22.7 million are included as an expense within casualty and impairment loss (gain), net on our consolidated statements of income for the nine months ended September 30, 2019.

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. After consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Redevelopment
As of September 30, 2019, we had approximately $42.5 million of active development, redevelopment and anchor repositioning projects underway, of which $8.3 million remains to be funded. Based on current plans and estimates, we anticipate the remaining amounts will be expended over the next two years.
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
We continue to monitor the state of the insurance market and the scope and costs of available coverage. We cannot anticipate what coverage will be available on commercially reasonable terms in the future and expect premiums across most coverage lines to increase in light of recent events. The incurrence of uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and financial condition.
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

Tornado-Related Charges
On June 13, 2018, a tornado hit our shopping center in Wilkes-Barre, PA, damaging approximately 13% of the property’s gross leasable area. During the nine months ended September 30, 2019, the Company settled the related insurance claim with its carrier for $5.5 million. Of this amount, the Company recognized $4.8 million as a casualty gain in the nine months ended September 30, 2019. As part of the settlement, the Company recognized $0.3 million as business interruption proceeds within rental revenue for the nine months ended September 30, 2019.

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

During the three and nine months ended September 30, 2018, the Company recognized a $0.1 million net casualty gain and $0.4 million of business interruption losses, respectively. For the nine months ended September 30, 2018, losses of $0.8 million pertained to rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of rental revenue, offset by a $0.4 million reversal within property operating expenses to provision for doubtful accounts for payments received from tenants on rents previously reserved.

In June 2019, the Company reached a settlement agreement with its carrier regarding its final insurance recovery related to Hurricane Maria for $14.3 million, of which $3.3 million was previously received, subject to deductibles of $2.3 million. We recognized an $8.7 million casualty gain in the nine months ended September 30, 2019 as a result of the remaining insurance proceeds from the settlement agreement for our two malls in Puerto Rico.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.6 million and $1.7 million on our consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the nine months ended September 30, 2018, the Company recognized $0.6 million of environmental remediation costs within property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our rental revenue is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases or square footage in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations.

Sears Holdings Corporation (“Sears”), the parent company of Kmart, filed for Chapter 11 bankruptcy protection on October 15, 2018. The Company had four Kmart leases comprising approximately 547,000 sf, which generated $8.5 million in annual rental revenue. In January 2019, Sears announced the acquisition of its assets by ESL Investments (“ESL”) for approximately $5.2 billion. Property rents were paid on all four Kmart locations through April 2019. In April 2019, our Kmart leases at Las Catalinas and Huntington, NY were rejected and we recognized a $7.4 million write-off of the below-market intangible liability connected with the lease in Huntington, NY (classified within rental revenues). ESL assumed the Company’s remaining two Kmart leases at Montehiedra and at Bruckner Commons. The Company is monitoring the proceedings and considering its alternatives.

During the three and nine months ended September 30, 2019, the Company received $0.1 million and $1.2 million of bankruptcy settlement income in connection with the bankruptcy proceedings of Toys "R" Us Inc. (“Toys “R” Us”). The settlement proceeds were used to offset outstanding credit losses and the remaining proceeds were recorded to other income. Prior to liquidation in 2018, the Company had leases with Toys “R” Us at nine locations with annual gross rents of $7.6 million. No determination has been made as to the amount or timing of additional bankruptcy settlement proceeds, if any, that may be received.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2019	December 31, 2018
Assets held for sale	$3,453	$—
Other assets	4,289	2,765
Prepaid expenses:
Real estate taxes	6,513	6,911
Insurance	3,165	2,509
Licenses/fees	1,529	783
Total Prepaid expenses and other assets	$18,949	$12,968

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2019	December 31, 2018
Deferred tenant revenue	$27,305	$28,697
Accrued capital expenditures and leasing costs	17,669	29,754
Accrued interest payable	9,398	8,950
Security deposits	5,827	5,396
Deferred tax liability, net	5,279	5,532
Accrued payroll expenses	4,941	5,747
Other liabilities and accrued expenses	9,742	7,371
Accrued rent(1)	—	7,070
Total accounts payable, accrued expenses and other liabilities	$80,161	$98,517
(1) In connection with the adoption of ASC 842 on January 1, 2019, we reclassified $7.1 million of accrued rent and adjusted the carrying values of our ROU assets by the corresponding amount.

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Interest expense	$16,131	$16,036	$47,699	$45,900
Amortization of deferred financing costs	730	720	2,170	2,159
Total Interest and debt expense	$16,861	$16,756	$49,869	$48,059

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company may offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. During the three and nine months ended September 30, 2019 and 2018, respectively, no common shares were issued under the ATM equity program. The Company’s ATM program expired in August 2019. We had no obligation to sell the remaining shares available under the ATM equity program.
Dividends and Distributions
During the three months ended September 30, 2019 and 2018, respectively, the Company declared dividends on our common shares and OP unit distributions of $0.22 per share/unit. During the nine months ended September 30, 2019 and 2018, respectively, the Company declared dividends on our common shares and OP unit distributions of $0.66 per share/unit in the aggregate.
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
The total of the OP units and LTIP units represent a 4.7% and 6.2% weighted-average interest in the Operating Partnership for the three and nine months ended September 30, 2019, respectively. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. On August 5, 2019, the Company received requests from certain holders of OP units to redeem 357,998 units. The Company elected to satisfy the redemption requests by repurchasing the units at a price of $16.70 per unit, for total cash consideration of $6.0 million.
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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Share-based compensation expense components:
Restricted share expense	$297	$525	$1,384	$1,726
Stock option expense	992	546	3,062	1,650
LTIP expense	1,171	285	3,374	659
Outperformance Plan (“OPP”) expense	828	825	2,315	2,365
Deferred share unit (“DSU”) expense	22	71	134	94
Total Share-based compensation expense	$3,310	$2,252	$10,269	$6,494

Equity award activity during the nine months ended September 30, 2019 included: (i) 276,482 LTIP units granted, (ii) 180,213 stock options granted, (iii) 34,638 restricted shares granted, (iv) 693,441 stock options vested, (v) 96,378 restricted shares vested and (vi) 80,681 LTIP units vested.

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

The time-based awards under the 2019 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. As of September 30, 2019, the Company granted time-based awards under the 2019 LTI Plan that represent 112,910 LTIP units with a grant date fair value of $2.0 million.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2019	2018	2019	2018
Numerator:
Net income attributable to common shareholders	$54,040	$24,200	$106,148	$98,637
Less: Earnings allocated to unvested participating securities	(43)	(44)	(89)	(177)
Net income available for common shareholders - basic	$53,997	$24,156	$106,059	$98,460
Impact of assumed conversions:
OP and LTIP units	—	—	5,883	200
Net income available for common shareholders - dilutive	$53,997	$24,156	$111,942	$98,660

Denominator:
Weighted average common shares outstanding - basic	121,087	113,890	119,259	113,769
Effect of dilutive securities(1):
Stock options using the treasury stock method	—	78	—	36
Restricted share awards	96	188	102	194
Assumed conversion of OP and LTIP units	—	—	7,128	237
Weighted average common shares outstanding - diluted	121,183	114,156	126,489	114,236

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.45	$0.21	$0.89	$0.87
Earnings per common share - Diluted	$0.45	$0.21	$0.89	$0.86
(1) For the three months ended September 30, 2019 and 2018, the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2019	2018	2019	2018
Numerator:
Net income attributable to unitholders	$56,702	$26,888	$112,683	$109,678
Less: net income attributable to participating securities	(43)	(46)	(89)	(190)
Net income available for unitholders	$56,659	$26,842	$112,594	$109,488

Denominator:
Weighted average units outstanding - basic	126,277	126,208	126,387	126,170
Effect of dilutive securities issued by Urban Edge	96	267	102	229
Unvested LTIP units	—	218	1	237
Weighted average units outstanding - diluted	126,373	126,693	126,490	126,636

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.45	$0.21	$0.89	$0.87
Earnings per unit - Diluted	$0.45	$0.21	$0.89	$0.86

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict; These factors include, among others, the impact of e-commerce; the loss of or bankruptcy of major tenants; general economic conditions and changes in the real estate market in particular; adverse economic conditions in the areas in which our properties are located; natural disasters; potentially higher costs related to our development, redevelopment and anchor repositioning projects, and our ability to lease these projects at projected rates; competition for acquisitions; the loss of key personnel; the availability of financing and changes in, and compliance with, tax law and REIT qualifications. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
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

Overview

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that manages, develops, redevelops, and acquires retail real estate, primarily in the New York metropolitan area. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2019, Urban Edge owned approximately 95.4% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of September 30, 2019, our portfolio consisted of 73 shopping centers, four malls and a warehouse park, totaling approximately 15.0 million square feet.
Critical Accounting Policies and Estimates

The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 contains a description of our critical accounting policies, including accounting for real estate and revenue recognition. For the nine months ended September 30, 2019, there were no material changes to these policies, other than the adoption of ASU 2016-02 and updates to the Company’s policies on leases, accounts receivable and changes in collectibility assessment described in Note 3 and Note 8 to the unaudited consolidated financial statements in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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
The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$56,700	$26,899	$112,659	$109,712
FFO applicable to diluted common shareholders(1)	38,248	46,342	132,350	130,022
Cash NOI(2)	57,373	50,855	176,851	165,517
Same-property cash NOI(2)	52,144	53,585	150,886	153,739
(1) Refer to page 38 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 37 for a reconciliation to the nearest GAAP measure.

Development/Redevelopment Activity

The Company has eight active development, redevelopment or anchor repositioning projects with total estimated costs of $42.5 million, of which $34.2 million (or 80%) has been incurred as of September 30, 2019.

The Company completed five redevelopment projects with total estimated costs of $80.4 million during the third quarter:

•	Bergen Town Center in Paramus, NJ - expanded center with the addition of Burlington and added new restaurants including Ruth's Chris, Cava Grill, Sticky's Finger Joint and Chopt

•	West Branch Commons in Union, NJ - Burlington replaced former Toys “R” Us

•	Amherst Commons in Amherst, NY - Burlington replaced former Toys “R” Us

•	Briarcliff Commons in Morris Plains, NJ - Renovated façade and added Chick-fil-A and First Watch

Acquisition/Disposition Activity

During the three months ended September 30, 2019, we disposed of six properties and received proceeds of $77.6 million, net of selling costs, resulting in a $39.7 million gain on sale of real estate. During the nine months ended September 30, 2019, we disposed of eight properties and received proceeds of $111.4 million, net of selling costs, resulting in a $68.2 million gain on sale of real estate. During the three and nine months ended September 30, 2019, the Company also sold its lessee position in one of its ground leases and received proceeds of $6.9 million, net of selling costs, resulting in a $1.8 million gain on sale of lease.
As of September 30, 2019, we were under contract to purchase an office building in Maywood, NJ, adjacent to our existing property, Bergen Town Center. The building is subject to a ground lease, in which the Company will acquire the lessee position for a purchase price of $7.1 million. The transaction is scheduled to close by the end of 2019.
As of September 30, 2019, we were also under contract to purchase a retail outparcel in Paramus, NJ, adjacent to our existing property, Bergen Town Center, for a gross purchase price of $6.6 million. The transaction is scheduled to close by the end of 2019.

We are also under contract to purchase one property located in the Boston metropolitan area for a gross purchase price of $24.5 million.
The completion of these transactions are contingent on satisfying closing conditions. The Company’s pending acquisitions will serve as 1031 exchanges for the Company’s dispositions and the required equity will be funded using proceeds from dispositions.
Equity Activity

Equity award activity during the nine months ended September 30, 2019 included: (i) 276,482 LTIP units granted, (ii) 180,213 stock options granted, (iii) 34,638 restricted shares granted, (iv) 693,441 stock options vested, (v) 96,378 restricted shares vested and (vi) 80,681 LTIP units vested. Refer to Note 15 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the Company’s equity award activity.
In August, the Company received requests from certain OP unitholders to redeem 357,998 units. The Company elected to satisfy the redemption requests by repurchasing the units at a price of $16.70 per unit, for total cash consideration of $6.0 million.

On April 4, 2019, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The 2019 LTI Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-third of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (two-thirds of the program). During the nine months ended September 30, 2019, the Company issued 489,319 performance-based LTIP units and 112,910 time-based LTIP units, respectively, in connection with the 2019 LTI Plan. Refer to Note 15 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the 2019 LTI Plan.

Comparison of the Three Months Ended September 30, 2019 to September 30, 2018
Net income for the three months ended September 30, 2019 was $56.7 million, compared to net income of $26.9 million for the three months ended September 30, 2018. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2019 as compared to the same period of 2018:

	Three Months Ended September 30,
(Amounts in thousands)	2019	2018	Change
Total revenue	$91,243	$112,214	$(20,971)
Real estate taxes	14,490	16,374	(1,884)
Property operating expenses	14,075	22,328	(8,253)
General and administrative	8,353	9,702	(1,349)
Lease expense	3,486	2,722	764
Gain on sale of real estate	39,716	2,185	37,531
Gain on sale of lease	1,849	—	1,849
Total revenue decreased by $21.0 million to $91.2 million in the third quarter of 2019 from $112.2 million in the third quarter of 2018. The decrease is primarily attributable to:

•	$16.5 million as a result of the write-off of below-market lease intangible liabilities related to the recaptured Toys “R” Us leases in the third quarter of 2018;

•	$2.8 million as a result of property dispositions since the third quarter of 2018;

•	$1.9 million decrease in property rentals due to lease terminations and modifications, offset by rent commencements and contractual rent increases since the third quarter of 2018; and

•
$0.3 million due to credit losses related to operating lease receivables recognized against rental income in the third quarter of 2019 in accordance with the new lease accounting standard, as compared to being included in property operating expenses in the third quarter of 2018, partially offset by

•	$0.3 million increase in lease termination income; and

•	$0.2 million increase due to rent abatements in the third quarter of 2018 at our two malls in Puerto Rico and at our property in Wilkes-Barre, PA as a result of natural disasters.
Real estate taxes decreased by $1.9 million to $14.5 million in the third quarter of 2019 from $16.4 million in the third quarter of 2018. The decrease is primarily attributable to:

•	$1.3 million due to lower assessed values and tax refunds; and

•	$0.6 million as a result of dispositions.
Property operating expenses decreased by $8.3 million to $14.1 million in the third quarter of 2019 from $22.3 million in the third quarter of 2018. The decrease is primarily attributable to:

•	$9.5 million lease termination payment to acquire the Toys “R” Us lease at Bruckner Commons in the Bronx, NY in the third quarter of 2018, partially offset by

•	$0.7 million of common area maintenance expenses recognized on a gross basis at tenant-maintained centers in accordance with the new lease accounting standard; and

•	$0.5 million increase in cleanup and repair costs for vacant spaces.
General and administrative expenses decreased by $1.3 million to $8.4 million in the third quarter of 2019 from $9.7 million in the third quarter of 2018. The decrease is primarily attributable to:

•	$1.9 million decrease due to executive transition costs incurred in the third quarter of 2018; and

•	$0.4 million decrease in transaction costs, partially offset by

•	$1.0 million increase in share-based compensation expense due to additional equity awards granted.
Lease expense increased by $0.8 million to $3.5 million in the third quarter of 2019 from $2.7 million in the third quarter of 2018. The increase is primarily attributable to the recognition of common area maintenance and real estate taxes associated with ground or building leases within lease expense in accordance with the new lease accounting standard, effective January 1, 2019.
We recognized a gain on sale of real estate of $39.7 million in the third quarter of 2019 due to the sale of six operating properties. A gain on sale of real estate of $2.2 million was recognized in the third quarter of 2018 on the sale of a 5.7 acre land parcel at our property, Cherry Hill Commons, in Cherry Hill, NJ.
We recognized a gain of $1.8 million in the third quarter of 2019 due to the sale of our ground lease in Tysons Corner, VA.

Comparison of the Nine Months Ended September 30, 2019 to September 30, 2018
Net income for the nine months ended September 30, 2019 was $112.7 million, compared to net income of $109.7 million for the nine months ended September 30, 2018. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2019 as compared to the same period of 2018:

	Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	Change
Total revenue	$291,722	$313,237	$(21,515)
Depreciation and amortization	65,893	73,544	(7,651)
Real estate taxes	45,188	47,736	(2,548)
Property operating expenses	45,552	61,996	(16,444)
General and administrative	28,943	25,579	3,364
Casualty and impairment (loss) gain, net	(9,070)	1,248	(10,318)
Lease expense	11,037	8,210	2,827
Gain on sale of real estate	68,219	52,625	15,594
Gain on sale of lease	1,849	—	1,849
Interest income	7,670	5,943	1,727
Interest and debt expense	49,869	48,059	1,810
Gain on extinguishment of debt	—	2,524	(2,524)
Income tax expense	1,249	741	508
Total revenue decreased by $21.5 million to $291.7 million in the nine months ended September 30, 2019 from $313.2 million in the nine months ended September 30, 2018. The decrease is primarily attributable to:

•	$14.2 million decrease in write-offs of below-market lease intangible liabilities related to recaptured leases;

•	$5.8 million as a result of property dispositions;

•	$2.0 million decrease in property rentals due to lease terminations and modifications, offset by rent commencements and contractual rent increases; and

•
$1.1 million due to credit losses related to operating lease receivables recognized against rental income in 2019 in accordance with the new lease accounting standard, effective January 1, 2019, as compared to being included in property operating expenses in 2018, partially offset by;

•
$1.0 million increase due to rent abatements in the nine months ended September 30, 2018, recognized at our two malls in Puerto Rico and at our property in Wilkes-Barre, PA as a result of natural disasters; and

•	$0.6 million due to an increase in tenant bankruptcy settlement income.
Depreciation and amortization expenses decreased by $7.7 million to $65.9 million in the nine months ended September 30, 2019 from $73.5 million in the nine months ended September 30, 2018. The decrease is primarily attributable to:

•
$8.4 million decrease in depreciation and amortization as a result of write-offs of existing tenant improvements and intangible assets related to recaptured leases in the nine months ended September 30, 2018; and

•	$0.3 million decrease as a result of property dispositions, partially offset by

•	$1.0 million increase from development projects and tenant improvements placed into service.
Real estate taxes decreased by $2.5 million to $45.2 million in the nine months ended September 30, 2019 from $47.7 million in the nine months ended September 30, 2018. The decrease is primarily attributable to:

•	$1.4 million decrease due to lower assessed values and tax refunds; and

•	$1.1 million decrease as a result of dispositions.
Property operating expenses decreased by $16.4 million to $45.6 million in the nine months ended September 30, 2019 from $62.0 million in the nine months ended September 30, 2018. The decrease is primarily attributable to:

•	$15.5 million due to lease termination payments to acquire the Toys “R” Us leases at Bruckner Commons in the Bronx, NY and Hudson Mall in Jersey City, NJ in the nine months ended September 30, 2018;

•	$2.5 million due to credit losses recognized in property operating expenses in the nine months ended September 30, 2018 and rental revenue in the nine months ended September 30, 2019;

•	$1.1 million due to lower common area maintenance expenses incurred for snow removal in 2019; and

•	$0.6 million of environmental remediation costs accrued in the nine months ended September 30, 2018, partially offset by

•	$2.2 million of common area maintenance expenses recognized on a gross basis at tenant-maintained centers in accordance with the new lease accounting standard; and

•	$1.1 million increase in repair costs for vacant spaces.
General and administrative expenses increased by $3.4 million to $28.9 million in the nine months ended September 30, 2019 from $25.6 million in the nine months ended September 30, 2018. The increase is primarily attributable to:

•	$3.4 million increase in share-based compensation expense due to additional equity awards granted;

•	$1.1 million increase in professional fees for consulting, recruitment and legal services, partially offset by

•	$1.1 million net decrease in executive transition costs, severance and other expenses.
A casualty and impairment loss, net of $9.1 million was recognized in the nine months ended September 30, 2019 attributable to:

•	$22.7 million of real estate impairment charges recognized against the carrying values of three properties, partially offset by

•	$13.6 million from insurance settlements for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA.
We recognized a $1.2 million casualty and impairment gain in the nine months ended September 30, 2018, comprised of $1.5 million of insurance proceeds, offset by $0.3 million of expenses incurred as a result of Hurricane Maria in Puerto Rico.
Lease expense increased by $2.8 million to $11.0 million in the nine months ended September 30, 2019 from $8.2 million in the nine months ended September 30, 2018. The increase is primarily attributable to the recognition of common area maintenance and real estate taxes associated with ground or building leases within lease expense in accordance with the new lease accounting standard, effective January 1, 2019.
We recognized a gain on sale of real estate of $68.2 million in the nine months ended September 30, 2019 due to the sale of eight operating properties. A gain on sale of real estate of $52.6 million was recognized in the nine months ended September 30, 2018, comprised of $50.4 million as a result of the sale of our property in Allentown, PA and $2.2 million as a result of the sale of a 5.7 acre land parcel at our property, Cherry Hill Commons, in Cherry Hill, NJ.
We recognized a gain of $1.8 million in the nine months ended September 30, 2019 due to the sale of our ground lease in Tysons Corner, VA.
Interest income increased by $1.7 million to $7.7 million in the nine months ended September 30, 2019 from $5.9 million in the nine months ended September 30, 2018. The increase is attributable to an increase in interest rates and higher invested cash balances.
Interest and debt expense increased by $1.8 million to $49.9 million in the nine months ended September 30, 2019 from $48.1 million in the nine months ended September 30, 2018. The increase is primarily attributable to:

•	$1.5 million decrease in interest capitalized due to the completion of development projects; and

•	$0.6 million increase resulting from higher interest rates on variable rate debt, partially offset by

•	$0.3 million decrease due to lower principal balances from monthly payments on fixed rate debt.
We recognized a $2.5 million gain on extinguishment of debt in the nine months ended September 30, 2018 as a result of the foreclosure sale and forgiveness of the $11.5 million mortgage debt secured by our property in Englewood, NJ.
Income tax expense increased by $0.5 million to $1.2 million in the nine months ended September 30, 2019 from $0.7 million in the nine months ended September 30, 2018 primarily attributable to the tax impact from the insurance settlement for our two malls in Puerto Rico related to Hurricane Maria.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared totaling 73 properties for the three months ended September 30, 2019 and 2018 and 72 properties for the nine months ended September 30, 2019 and 2018. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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
Same-property cash NOI decreased by $1.4 million, or (2.7)%, for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 and decreased by $2.9 million, or (1.9)%, for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.

The following table reconciles net income to cash NOI and same-property cash NOI for the three and nine months ended September 30, 2019 and 2018, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$56,700	$26,899	$112,659	$109,712
Management and development fee income from non-owned properties	(280)	(375)	(940)	(1,064)
Other expense (income)	251	(46)	799	(119)
Depreciation and amortization	21,496	21,833	65,893	73,544
General and administrative expense	8,353	9,702	28,943	25,579
Casualty and impairment loss (gain), net(1)	—	58	9,070	(1,248)
Gain on sale of real estate	(39,716)	(2,185)	(68,219)	(52,625)
Gain on sale of lease	(1,849)	—	(1,849)	—
Interest income	(2,706)	(2,388)	(7,670)	(5,943)
Interest and debt expense	16,861	16,756	49,869	48,059
Gain on extinguishment of debt	—	—	—	(2,524)
Income tax expense	53	115	1,249	741
Non-cash revenue and expenses	(1,790)	(19,514)	(12,953)	(28,595)
Cash NOI	57,373	50,855	176,851	165,517
Adjustments:
Non-same property cash NOI(2)	(4,855)	(6,901)	(24,412)	(27,194)
Tenant bankruptcy settlement income and lease termination income	(374)	(27)	(1,553)	(1,004)
Lease termination payment	—	9,500	—	15,500
Natural disaster related operating loss	—	(6)	—	172
Construction rental abatement	—	164	—	164
Environmental remediation costs	—	—	—	584
Same-property cash NOI	$52,144	$53,585	$150,886	$153,739
Cash NOI related to properties being redeveloped	3,415	2,992	17,041	15,162
Same-property cash NOI including properties in redevelopment	$55,559	$56,577	$167,927	$168,901
(1) The nine months ended September 30, 2019 reflect real estate impairment losses, offset by insurance proceeds for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA. The nine months ended September 30, 2018 reflect hurricane-related insurance proceeds net of expenses.
(2) Non-same property cash NOI includes cash NOI related to properties being redeveloped and properties acquired or disposed.

Funds From Operations
FFO for the three months ended September 30, 2019 was $38.2 million compared to $46.3 million for the three months ended September 30, 2018 and $132.4 million for the nine months ended September 30, 2019 compared to $130.0 million for the nine months ended September 30, 2018.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018
Net income	$56,700	$26,899	$112,659	$109,712
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(2,662)	(2,688)	(6,535)	(11,041)
Consolidated subsidiaries	2	(11)	24	(34)
Net income attributable to common shareholders	54,040	24,200	106,148	98,637
Adjustments:
Rental property depreciation and amortization	21,262	21,639	65,233	72,969
Gain on sale of real estate	(39,716)	(2,185)	(68,219)	(52,625)
Real estate impairment loss	—	—	22,653	—
Limited partnership interests in operating partnership(1)	2,662	2,688	6,535	11,041
FFO applicable to diluted common shareholders	$38,248	$46,342	$132,350	$130,022
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented.

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute at least 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for each of the first three quarters of 2019, or an annual rate of $0.88. We expect to pay regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties provide us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales.

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

At September 30, 2019, we had cash and cash equivalents, including restricted cash, of $536.3 million and no amounts drawn on our line of credit. In addition, we had the following sources of capital available:

(Amounts in thousands)	September 30, 2019
Revolving credit agreement(1)
Total commitment amount	$600,000
Available capacity	$600,000
Maturity	January 29, 2024
(1) Refer to Note 6 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

We have no debt scheduled to mature in 2019 or 2020. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our revolving credit agreement and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Summary of Cash Flows
Cash and cash equivalents including restricted cash was $536.3 million at September 30, 2019, compared to $457.5 million as of December 31, 2018 and $465.6 million as of September 30, 2018, an increase of $78.8 million and $70.8 million, respectively. Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	Increase (Decrease)
Net cash provided by operating activities	$115,593	$88,122	$27,471
Net cash provided by (used in) investing activities	60,055	(36,741)	96,796
Net cash used in financing activities	(96,824)	(86,646)	(10,178)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $115.6 million for the nine months ended September 30, 2019 increased by $27.5 million from $88.1 million as of September 30, 2018, driven by $15.5 million of lease termination payments to acquire the Toys “R” Us leases at Bruckner Commons in the Bronx, NY and Hudson Mall in Jersey City, NJ during the nine months ended September 30, 2018. The remaining increase in cash is due to timing of cash receipts and payments related to tenant collections including the impact of recovery income.

Investing Activities
Net cash flow provided by or used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash provided by investing activities of $60.1 million for the nine months ended September 30, 2019, increased by $96.8 million compared to net cash used in investing activities of $36.7 million for the nine months ended September 30, 2018 due to (i) $53.8 million increase in cash provided by the sale of properties, (ii) $19.7 million decrease in cash used for real estate development and capital improvements at existing properties, (iii) $11.4 million increase in cash from insurance proceeds for physical property damages received in the nine months ended September 30, 2019, (iv) $6.9 million increase due to the sale of an operating lease and (v) $4.9 million decrease in cash used for acquisitions.
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $96.8 million for the nine months ended September 30, 2019, increased by $10.2 million from $86.6 million for the nine months ended September 30, 2018 due to (i) $6.0 million paid to redeem units in 2019, (ii) $2.6 million of cash used to amend our revolving credit agreement in 2019, (iii) $0.8 million increase in debt repayments, (iv) $0.5 million increase in distributions to shareholders and unitholders and (v) $0.2 million increase in tax withholdings on vested restricted stock.
Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rate as of September 30, 2019.

(Amounts in thousands)	Principal balance at September 30, 2019	Weighted Average Interest Rate at September 30, 2019
Mortgages payable:
Fixed rate debt	$1,388,503	4.12%
Variable rate debt(1)	169,500	3.84%
Total mortgages payable	1,558,003	4.09%
Unamortized debt issuance costs	(10,517)
Total mortgages payable, net of unamortized debt issuance costs	$1,547,486
(1) As of September 30, 2019, $80.5 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.2 billion as of September 30, 2019. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2019, we were in compliance with all debt covenants.

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

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
(Amounts in thousands)	2019	2018
Capital expenditures:
Development and redevelopment costs(1)	$55,640	$71,830
Capital improvements(1)	10,736	14,704
Tenant improvements and allowances	4,629	2,388
Total capital expenditures	$71,005	$88,922
(1) Amounts for the nine months ended September 30, 2019 and 2018 have been reclassified to conform with current period presentation.

As of September 30, 2019, we had approximately $42.5 million of active redevelopment, development and anchor repositioning projects at various stages of completion, a decrease of $154.0 million from $196.5 million of projects as of December 31, 2018. We have advanced these projects and incurred $18.5 million of additional spend since December 31, 2018. We anticipate that these projects will require an additional $8.3 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, secured debt, or proceeds from issuing equity.

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
We continue to monitor the state of the insurance market and the scope and costs of available coverage. We cannot anticipate what coverage will be available on commercially reasonable terms in the future and expect premiums across most coverage lines to increase in light of recent events. The incurrence of uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and financial condition.
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

Tornado-Related Charges
On June 13, 2018, a tornado hit our shopping center in Wilkes-Barre, PA, damaging approximately 13% of the property’s gross leasable area. During the nine months ended September 30, 2019, the Company settled the related insurance claim with its carrier for $5.5 million. Of this amount, the Company recognized $4.8 million as a casualty gain in the nine months ended September 30, 2019. As part of the settlement, the Company recognized $0.3 million as business interruption proceeds within rental revenue for the nine months ended September 30, 2019.

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

During the three and nine months ended September 30, 2018, the Company recognized a $0.1 million net casualty gain and $0.4 million of business interruption losses, respectively. For the nine months ended September 30, 2018, losses of $0.8 million pertained to rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of rental revenue, offset by a $0.4 million reversal within property operating expenses to provision for doubtful accounts for payments received from tenants on rents previously reserved.

In June 2019, the Company reached a settlement agreement with its carrier regarding its final insurance recovery related to Hurricane Maria for $14.3 million, of which $3.3 million was previously received, subject to deductibles of $2.3 million. We recognized an $8.7 million casualty gain as a result of the settlement agreement related to our two malls in Puerto Rico.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.6 million and $1.7 million on our consolidated balance sheets as of September 30, 2019 and December 31, 2018, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the nine months ended September 30, 2018, the Company recognized $0.6 million of environmental remediation costs within property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our rental revenue is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases or square footage in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations.

Sears, the parent company of Kmart, filed for Chapter 11 bankruptcy protection on October 15, 2018. The Company had four Kmart leases comprising approximately 547,000 sf, which generated $8.5 million in annual rental revenue. In January 2019, Sears announced the acquisition of its assets by ESL for approximately $5.2 billion. Property rents were paid on all four Kmart locations through April 2019. In April 2019, our Kmart leases at Las Catalinas and Huntington, NY were rejected and we recognized a $7.4 million write-off of the below-market intangible liability connected with the lease in Huntington, NY (classified within rental revenues). ESL assumed the Company’s remaining two Kmart leases at Montehiedra and at Bruckner Commons. The Company is monitoring the proceedings and considering its alternatives.

During the three and nine months ended September 30, 2019, the Company received $0.1 million and $1.2 million of bankruptcy settlement income in connection with the bankruptcy proceedings of Toys “R” Us. The settlement proceeds were used to offset outstanding credit losses and the remaining proceeds were recorded to other income. Prior to liquidation in 2018, the Company had leases with Toys “R” Us at nine locations with annual rental revenue of $7.6 million. No determination has been made as to the amount or timing of additional bankruptcy settlement proceeds, if any, that may be received.

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
We do not have any off-balance sheet arrangements as of September 30, 2019 or December 31, 2018.

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

	2019					2018
(Amounts in thousands)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$169,500		3.84%	$1,695		$169,500		4.09%
Fixed Rate	1,388,503		4.12%	—	(2)	1,392,659		4.12%
	$1,558,003	(1)		$1,695		$1,562,159	(1)
(1) Excludes unamortized debt issuance costs of $10.5 million and $11.9 million as of September 30, 2019 and December 31, 2018, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $13.9 million based on outstanding balances as of September 30, 2019.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2019, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2019, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks

As of September 30, 2019, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2019 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2019, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Urban Edge Properties
(a) Registered Sales of Unregistered Securities: During the three months ended September 30, 2019, we issued 50,000 shares of common shares in exchange for 50,000 OP Units that were held by certain limited partners of our Operating Partnership in connection with certain of our prior acquisitions. OP Units are generally redeemable for cash or, at our discretion, exchangeable into shares of our common stock on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of a share of our common stock at the time of redemption. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
(b) Use of Proceeds from Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

Urban Edge Properties LP
(a) Registered Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Employment Agreement between Urban Edge Properties and Jeffrey S. Olson (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2019)
10.2
Second Amendment, dated as of July 29, 2019, to Revolving Credit Agreement by and among Urban Edge Properties LP, as Borrower, each of the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed July 31, 2019)

31.1*
Certification by the Chief Executive Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification by the Chief Financial Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*
Certification by the Chief Executive Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*
Certification by the Chief Financial Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
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
* Filed herewith
** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

PART IV

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: October 30, 2019

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: October 30, 2019