Form 10-K
period 2019-12-31
Urban Edge Properties; Urban Edge Properties LP
filed 2020-02-13
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 333-212951-01 (Urban Edge Properties LP)
URBAN EDGE PROPERTIES
URBAN EDGE PROPERTIES LP
(Exact name of Registrant as specified in its charter)

Maryland	(Urban Edge Properties)		47-6311266
Delaware	(Urban Edge Properties LP)		36-4791544
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

888 Seventh Avenue,	New York,	New York	10019
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number including area code:	(212)	956‑2556
Securities registered pursuant to Section 12(b) of the Act:
Urban Edge Properties

Title of Each Class	Trading symbol	Name of Each Exchange on Which Registered
Common Shares, $.01 par value per share	UE	New York Stock Exchange
Urban Edge Properties LP

Title of Each Class	Trading symbol	Name of Each Exchange on Which Registered
None	N/A	N/A
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
Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒
As of June 28, 2019, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Shares held by nonaffiliates of the Registrant was approximately $2.1 billion based upon the last reported sale price of $17.33 per share on the New York Stock Exchange on such date.
As of January 31, 2020, Urban Edge Properties had 121,386,592 common shares outstanding. There is no public trading market for the common units of Urban Edge Properties LP. As a result, the aggregate market value of the common units held by non-affiliates of Urban Edge Properties LP cannot be determined.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Urban Edge Properties’ definite proxy statement for the 2020 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of December 31, 2019, UE owned an approximate 95.4% ownership interest in UELP. The remaining approximate 4.6% interest is owned by limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
YEAR ENDED DECEMBER 31, 2019

PART I - FINANCIAL INFORMATION

ITEM 1.	BUSINESS
The Company

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland REIT that manages, develops, redevelops, and acquires retail real estate, primarily in the New York metropolitan area. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate and other assets. UE and UELP were created in 2014 to own the majority of Vornado Realty Trust’s (“Vornado”) (NYSE: VNO) former shopping center business (the “UE Business”), and separated from Vornado in January 2015. Our portfolio is currently comprised of 74 shopping centers, four malls and a warehouse park totaling approximately 15.2 million square feet (sf) with a consolidated occupancy rate of 92.9%.
Unless the context otherwise requires, “we”, “us” and “our” refer to UE after giving effect to the transfer of the UE Business from Vornado, and for periods prior to such transfer, refer to the UE Business while owned by Vornado.
The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With the exception of the Company’s taxable REIT subsidiary (“TRS”), to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the Tax Cut and Jobs Act (“TCJA”) for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. In addition to its TRS, the Company is subject to certain foreign and state and local income taxes, including a 29% non-resident withholding tax on its two Puerto Rico malls, which are included in income tax expense in the consolidated statements of income.

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

Actively investing. We intend to acquire properties in our target markets that meet our criteria for risk-adjusted returns and enhance the overall quality of our existing portfolio.

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

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2019, 2018 and 2017. The Home Depot, Inc. is our largest tenant and accounted for approximately $23.0 million, or 5.9% of our total revenue for the year ended December 31, 2019.

Employees

Our headquarters are located at 888 Seventh Avenue, New York, NY 10019. As of December 31, 2019, we had 117 employees.

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
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space. Spaces that accounted for approximately 8% of our annualized base rent for the fiscal year ended December 31, 2019 were vacant as of December 31, 2019, excluding leases signed but not commenced. In addition, leases accounting for approximately 22% of our annualized base rent for the fiscal year ended December 31, 2019 are scheduled to expire within the next three years. Even if tenants do renew or we can relet the space, the terms of the renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and other distributions to security holders could be adversely affected.

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
Because a significant number of our properties are located in the New York metropolitan area, we are particularly susceptible to adverse economic and other developments in that area. Notably, as of December 31, 2019, one of our New York metropolitan area properties, The Outlets at Bergen Town Center, in Paramus, NJ, generated in excess of 10% of our rental revenue. Collectively, our New York metropolitan area properties in the aggregate generated 75% of our rental revenue as of December 31, 2019. Real estate markets are subject to economic downturns and we cannot predict the economic conditions in the New York metropolitan area in either the short-term or long-term. Poor economic or market conditions in the New York metropolitan area, may adversely affect our cash flow, financial condition and results of operations.

Risks related to Puerto Rico.
Our two malls in Puerto Rico make up approximately 8% of our Net Operating Income. Puerto Rico faces significant fiscal and economic challenges, including its government filing for bankruptcy protection in 2017. In addition, Hurricanes Irma and Maria placed significant, lasting stress on the island’s already strained economy and infrastructure, exacerbated by recent earthquakes. These factors have led to an ongoing emigration trend of Puerto Rico residents to the United States and elsewhere. The combination of these circumstances could result in less disposable income for the purchase of goods sold in our malls and the inability of merchants to pay rent and other charges. Any of these events could negatively impact our ability to lease space on terms and conditions we seek and could have a material adverse effect on our business and results of operations. As of December 31, 2019, the Company has individual, non-recourse mortgages on each of its Puerto Rico properties as follows: a $113.2 million mortgage, comprised of a senior and junior loan, maturing in July 2021 secured by The Outlets at Montehiedra and a $129 million mortgage maturing in August 2024 secured by the Las Catalinas Mall.

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
We may develop or redevelop properties when we believe that doing so is consistent with our business strategy. As of December 31, 2019, we had 13 properties in our redevelopment project pipeline and nine active redevelopment projects. We have invested a total of approximately $35.7 million in our active projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate it will cost an additional $29.9 million to complete our active projects. We anticipate engaging in additional development and redevelopment activities in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development and redevelopment activities include:

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
Our operations and properties are subject to various federal, state and local laws and regulations concerning the protection of the environment including air and water quality, hazardous or toxic substances and health and safety. These laws often impose liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. The cost of any required remediation may exceed the value of the property and/or the aggregate assets of the owner or the responsible party. The presence of, or the failure to properly remediate, hazardous or toxic substances may adversely affect our ability to sell or lease a contaminated property or to use the property as collateral for a loan. We can provide no assurance that we are aware of all potential environmental liabilities; that any previous owner, occupant or tenant did not create any material environmental condition not known to us; that our properties will not be affected by tenants or nearby properties or other unrelated third parties; and that future uses or conditions, or changes in environmental laws and regulations will not result in additional material environmental liabilities to us.  For example, during the years ended December 31, 2019 and December 31, 2018, the Company recognized $1.4 million and $0.6 million, respectively, of environmental remediation costs at certain properties based on third-party estimates of the potential costs of remediation at these properties.
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
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for acts of terrorism but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses providing first and third-party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
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
Real estate is carried at cost, net of accumulated depreciation and amortization. Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis. An impairment loss is measured by the excess of the property’s carrying amount over its estimated fair value. Recording an impairment charge results in an immediate reduction in our income in the period in which the charge is taken, which could materially and adversely affect our results of operations and financial condition.

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
In December 2019, the IRS issued proposed Treasury regulations related to Section 162(m) of the Code that extend the $1 million deduction limit that publicly traded corporations may take for compensation paid to “covered employees” to a REIT’s distributive share of any compensation paid by the REIT’s operating partnership to certain current and former executive officers of the REIT. This change may limit our ability to deduct certain compensation that would have been deductible under prior law.

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

Risks related to our outstanding debt.
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity on terms favorable to us, our financial condition and results of operations would likely be adversely affected. In addition, the cost of our existing variable rate debt may increase, especially in a rising interest rate environment, and we may not be able to refinance our existing debt in sufficient amounts or on acceptable terms. As of December 31, 2019, we had $169.5 million of variable rate debt and our $600 million revolving credit facility, on which no balance is outstanding at December 31, 2019, bears interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, and we may continue to borrow additional funds at variable interest rates in the future. In the event that LIBOR is discontinued, the interest rates of our debt following such event will be based on either alternate base rates or agreed upon replacement rates. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, although it could result in higher interest rates. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could (i) adversely affect our ability to service our debt and meet our other obligations and (ii) reduce the amount we are able to distribute to our shareholders. If the cost or amount of our indebtedness increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of default on our obligations, which could have a material adverse effect on us.

Defaults on secured indebtedness may result in foreclosure.
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate the related debt obligations and foreclose and/or take control of the properties that secure their loans. As of December 31, 2019, we had $1.6 billion of secured debt outstanding and 31 of our properties were encumbered by secured debt. Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.

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
In connection with our separation from Vornado, we entered into certain agreements with Vornado, including a separation agreement (the “Separation Agreement”) and a tax matters agreement (the “Tax Matters Agreement”, together with the Separation Agreement, the “Agreements”), which govern certain aspects of our relationship with Vornado. For example, the Tax Matters Agreement governs Vornado’s and UE’s respective rights, responsibilities and obligations with respect to taxes and liabilities and certain other tax matters. Pursuant to the agreement, UE may be required to indemnify Vornado in certain circumstances. The Separation Agreement also contains indemnification provisions which may make us financially responsible for substantially all liabilities that may exist relating to our business activities, whether incurred prior to or after the separation and distribution, as well as additional obligations of Vornado that we assumed pursuant to the Separation Agreement.
The terms of our Agreements, including those relating to tax and indemnification, were determined while we were still a wholly-owned subsidiary of Vornado. They were determined by persons who were, at the time, employees, officers or trustees of Vornado or its subsidiaries and, as a result, the terms of those agreements may not reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties. Arm’s-length negotiations between Vornado and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction, may have resulted in more favorable terms to the unaffiliated third party. See “Certain Relationships and Related Person Transactions.”

There is no assurance that Vornado can satisfy its indemnification obligations to us or that such indemnification can fully offset the related liabilities.
Pursuant to the Separation Agreement, Vornado has agreed to retain and indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of such liabilities and there can be no assurance that Vornado will fully satisfy its indemnification obligations. Even if we ultimately succeed in recovering from Vornado any amounts for which we are held liable, such indemnification may be insufficient to fully offset the financial impact of such liabilities and we may be temporarily required to bear these losses while seeking recovery from Vornado.

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
In the future, your ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or compensatory equity awards to our trustees, officers or employees, or otherwise. The issuance of additional common shares would dilute the interests of our current shareholders, and could depress the market price of our common shares, impair our ability to raise capital through the sale of additional equity securities, or impact our ability to pay dividends. We cannot predict the effect that future sales of our common shares or other equity-related securities including the issuance of Operating Partnership units would have on the market price of our common shares.
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

ITEM 2. PROPERTIES

As of December 31, 2019, our portfolio is comprised of 74 shopping centers, four malls and a warehouse park totaling approximately 15.2 million square feet. We own our four malls, warehouse park and 57 shopping centers 100% in fee simple. We own a 95% interest in Walnut Creek (Mt. Diablo) and lease 16 of our shopping center properties under ground and/or building leases. As of December 31, 2019, we had $1.6 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2019.

Property	Total Square Feet (1)	Percent Leased(1)	Weighted Average Annual Rent per sq ft (2)	Major Tenants

SHOPPING CENTERS AND MALLS:
California:
Signal Hill	45,000	100.0%	$26.49	Best Buy
Vallejo (leased through 2043)(3)	45,000	100.0%	12.00	Best Buy
Walnut Creek (Olympic)	31,000	100.0%	70.00	Anthropologie
Walnut Creek (Mt. Diablo)(4)	7,000	—%	—

Connecticut:
Newington	189,000	100.0%	9.97	Walmart, Staples

Maryland:
Baltimore (Towson)	155,000	98.6%	24.47	Staples, HomeGoods, Tuesday Morning, Five Below, Ulta, Kirkland's, Sprouts, DSW (lease not commenced)
Rockville	94,000	98.0%	27.17	Regal Entertainment Group
Wheaton (leased through 2060)(3)	66,000	100.0%	16.70	Best Buy

Massachusetts:
Cambridge (leased through 2033)(3)	48,000	100.0%	24.57	PetSmart, A.C. Moore
Revere (Wonderland Marketplace)	140,000	100.0%	13.16	Big Lots, Planet Fitness, Marshalls, Get Air

Missouri:
Manchester	131,000	100.0%	11.22	Academy Sports, Bob's Discount Furniture, Pan-Asia Market

New Hampshire:
Salem (leased through 2102)(3)	39,000	100.0%	10.51	Fun City (lease not commenced)

New Jersey:
Bergen Town Center - East, Paramus	253,000	97.5%	21.78	Lowe's, REI, Kirkland's, Best Buy
Bergen Town Center - West, Paramus	1,059,000	97.8%	32.83	Target, Century 21, Whole Foods Market, Burlington, Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, H&M, Bloomingdale's Outlet, Nike Factory Store, Old Navy, Nieman Marcus Last Call Studio
Brick	278,000	94.7%	19.32	Kohl's, ShopRite, Marshalls, Kirkland's
Carlstadt (leased through 2050)(3)	78,000	100.0%	23.79	Stop & Shop
Cherry Hill (Plaza at Cherry Hill)	422,000	73.0%	14.43	LA Fitness, Aldi, Raymour & Flanigan, Restoration Hardware, Total Wine, Guitar Center, Sam Ash Music
East Brunswick	427,000	100.0%	14.52	Lowe's, Kohl's, Dick's Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness
East Hanover (200 - 240 Route 10 West)	343,000	99.2%	21.68	The Home Depot, Dick's Sporting Goods, Saks Off Fifth, Marshalls, Paper Store

East Hanover (280 Route 10 West)	28,000	100.0%	34.71	REI
East Rutherford	197,000	98.3%	12.71	Lowe's
Garfield	289,000	100.0%	15.22	Walmart, Burlington, Marshalls, PetSmart, Ulta
Hackensack	275,000	99.4%	23.67	The Home Depot, Staples, Petco, 99 Ranch
Hazlet	95,000	100.0%	3.70	Stop & Shop(5)
Jersey City (Hudson Mall)	382,000	80.8%	16.94	Marshalls, Big Lots, Retro Fitness, Staples, Old Navy
Jersey City (Hudson Commons)	236,000	100.0%	12.62	Lowe's, P.C. Richard & Son
Kearny	114,000	100.0%	21.86	LA Fitness, Marshalls, Ulta
Lawnside	151,000	100.0%	16.31	The Home Depot, PetSmart
Lodi (Route 17 North)	171,000	—%	—
Lodi (Washington Street)	85,000	87.6%	22.06	Blink Fitness, Aldi
Manalapan	208,000	100.0%	19.10	Best Buy, Bed Bath & Beyond, Raymour & Flanigan, PetSmart, Avalon Flooring (lease not commenced)
Marlton	218,000	100.0%	15.96	Kohl's, ShopRite, PetSmart
Middletown (Town Brook Commons)	231,000	96.9%	13.92	Kohl's, Stop & Shop
Millburn	104,000	98.8%	26.41	Trader Joe's, CVS, PetSmart
Montclair	21,000	100.0%	26.20	Whole Foods Market
Morris Plains (Briarcliff Commons)	182,000	70.2%	25.59	Kohl's
North Bergen (Kennedy Blvd)	62,000	100.0%	14.36	Food Bazaar
North Bergen (Tonnelle Ave)	410,000	99.5%	21.73	Walmart, BJ's Wholesale Club, PetSmart, Staples
North Plainfield (West End Commons)	241,000	100.0%	11.56	Costco, The Tile Shop, La-Z-Boy, Petco, Da Vita Dialysis
Paramus (leased through 2033)(3)	63,000	100.0%	47.18	24 Hour Fitness
Rockaway	189,000	95.2%	14.71	ShopRite, T.J. Maxx
South Plainfield (Stelton Commons) (leased through 2039)(3)	56,000	96.3%	21.36	Staples, Party City
Totowa	271,000	100.0%	17.45	The Home Depot, Bed Bath & Beyond, buybuy Baby, Marshalls, Staples
Turnersville	98,000	100.0%	9.94	At Home, Verizon Wireless
Union (2445 Springfield Ave)	232,000	100.0%	17.85	The Home Depot
Union (Route 22 and Morris Ave)	278,000	98.9%	17.11	Lowe's, Burlington, Office Depot
Watchung (Greenbrook Commons)	170,000	94.9%	18.15	BJ's Wholesale Club
Westfield (One Lincoln Plaza)	22,000	89.9%	33.00	Five Guys, PNC Bank
Woodbridge (Woodbridge Commons)	225,000	94.7%	13.04	Walmart, Charisma Furniture
Woodbridge (Plaza at Woodbridge)	337,000	74.1%	18.88	Best Buy, Raymour & Flanigan, Lincoln Tech, Harbor Freight, Retro Fitness

New York:
Bronx (1750-1780 Gun Hill Road)	81,000	100.0%	35.30	Planet Fitness, Aldi
Bronx (Bruckner Commons)	375,000	82.1%	27.09	Kmart, ShopRite, Burlington
Bronx (Shops at Bruckner)	115,000	100.0%	37.51	Marshalls, Old Navy, LA Fitness (lease not commenced)
Buffalo (Amherst Commons)	311,000	98.1%	10.94	BJ's Wholesale Club, T.J. Maxx, Burlington, HomeGoods, LA Fitness
Commack (leased through 2021)(3)	47,000	100.0%	20.69	PetSmart, Ace Hardware
Dewitt (Marshall Plaza) (leased through 2041)(3)	46,000	100.0%	22.38	Best Buy
Freeport (Meadowbrook Commons) (leased through 2040)(3)	44,000	100.0%	22.31	Bob's Discount Furniture
Freeport (Freeport Commons)	173,000	100.0%	22.23	The Home Depot, Staples
Huntington	204,000	43.8%	22.84	Marshalls, Old Navy, Petco
Inwood (Burnside Commons)	100,000	96.5%	19.42	Stop & Shop
Mt. Kisco	189,000	95.9%	16.74	Target, Stop & Shop
New Hyde Park (leased through 2029)(3)	101,000	100.0%	21.93	Stop & Shop
Queens (Cross Bay Commons)	46,000	78.7%	41.64
Rochester (Henrietta) (leased through 2056)(3)	165,000	100.0%	4.62	Kohl's
Staten Island (Forest Commons)	165,000	96.3%	23.69	Western Beef, Planet Fitness, Mavis Discount Tire, NYC Public School

Yonkers Gateway Center	437,000	97.2%	17.15	Burlington, Marshalls, Homesense, Best Buy, DSW, PetSmart, Alamo Drafthouse Cinema

Pennsylvania:
Bensalem (Marten Commons)	185,000	96.6%	12.73	Kohl's, Ross Dress for Less, Staples, Petco
Bethlehem (Easton Commons)	153,000	94.5%	8.50	Giant Food, Petco
Broomall	169,000	100.0%	10.31	Giant Food(5), Planet Fitness, A.C. Moore, PetSmart
Glenolden (MacDade Commons)	102,000	100.0%	12.81	Walmart
Lancaster (Lincoln Plaza)	228,000	100.0%	4.94	Lowe's, Community Aid, Mattress Firm
Springfield (leased through 2025)(3)	41,000	100.0%	22.99	PetSmart
Wilkes-Barre (461 - 499 Mundy Street)	179,000	82.9%	13.57	Bob's Discount Furniture, Ross Dress for Less, Marshalls, Petco, Tuesday Morning
Wyomissing (leased through 2065)(3)	76,000	100.0%	16.76	LA Fitness, PetSmart

South Carolina:
Charleston (leased through 2063)(3)	45,000	100.0%	15.10	Best Buy

Virginia:
Norfolk (leased through 2069)(3)	114,000	100.0%	7.08	BJ's Wholesale Club

Puerto Rico:
Las Catalinas	356,000	54.8%	45.34	Forever 21, Old Navy
Montehiedra	539,000	95.3%	18.64	Kmart, The Home Depot, Marshalls, Caribbean Cinemas, Tiendas Capri, Old Navy
Total Shopping Centers and Malls	14,277,000	92.4%	$19.22

WAREHOUSES:
East Hanover Warehouses	943,000	100.0%	5.70	J & J Tri-State Delivery, Foremost Groups, PCS Wireless, Fidelity Paper & Supply, Meyer Distributing, Consolidated Simon Distributors, Givaudan Flavors, Reliable Tire, LineMart
Total Urban Edge Properties	15,220,000	92.9%	$18.31
(1) Percent leased is expressed as the percentage of gross leasable area subject to a lease.
(2) Weighted average annual base rent per square foot is the current base rent on an annualized basis. It includes executed leases for which rent has not commenced and excludes tenant expense reimbursements, free rent periods, concessions and storage rent. Excluding ground leases where the Company is the lessor, the weighted average annual rent per square foot for our retail portfolio is $21.18 per square foot.
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

As of December 31, 2019, we had approximately 1,100 leases. Tenant leases for under 10,000 square feet generally have lease terms of five years or less. Tenant leases for 10,000 square feet or more generally have lease terms of 10 to 25 years, and are considered anchor leases with one or more renewal options available upon expiration of the initial lease term. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for 1% of our total revenues for the year ended December 31, 2019.

Occupancy

The following table sets forth the consolidated retail portfolio occupancy rate (excluding warehouses and self-storage space), square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2019	2018	2017	2016	2015
Total square feet	14,277,000	15,407,000	15,743,000	13,831,000	13,901,000
Occupancy rate	92.4%	92.6%	96.0%	97.2%	96.2%
Average annual base rent per sf	$19.22	$17.90	$17.38	$17.07	$16.64

The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our warehouses as of December 31 for the last five years:

	December 31,
	2019	2018	2017	2016	2015
Total square feet	943,000	942,000	942,000	942,000	942,000
Occupancy rate	100.0%	100.0%	100.0%	91.7%	79.1%
Average annual base rent per sf	$5.70	$5.34	$5.15	$4.77	$4.80

Major Tenants

The following table sets forth information for the 10 largest tenants by total revenues for the year ended December 31, 2019:

Tenant	Number of Stores	Square Feet	% of Total Square Feet	2019 Revenues (in thousands)	% of Total Revenues
The Home Depot, Inc.	7	920,000	6.0%	$23,032	5.9%
The TJX Companies, Inc.(1)	19	646,000	4.2%	14,778	3.8%
Lowe's Companies, Inc.	6	976,000	6.4%	13,372	3.4%
Best Buy Co., Inc.	9	405,000	2.7%	11,836	3.1%
Ahold Delhaize(2)	8	590,000	3.9%	11,706	3.0%
Walmart Inc.	5	727,000	4.8%	10,460	2.7%
Kohl's Corporation	7	633,000	4.2%	9,539	2.5%
PetSmart, Inc.	12	287,000	1.9%	9,044	2.3%
BJ's Wholesale Club	4	454,000	3.0%	8,395	2.2%
Wakefern (ShopRite)	4	296,000	1.9%	7,385	1.9%
(1) Includes Marshalls (13), T.J. Maxx (3), HomeGoods (2) and Homesense (1).
(2) Includes Stop & Shop (6) and Giant Food (2).

Lease Expirations

The following table sets forth the anticipated expirations of tenant leases in our consolidated retail portfolio for each year from 2020 through 2030 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	26	77,000	0.5%	$2,110,570	$27.41
2020	100	667,000	4.7%	14,547,270	21.81
2021	97	811,000	5.7%	20,566,960	25.36
2022	85	1,100,000	7.7%	18,854,000	17.14
2023	89	1,639,000	11.5%	31,190,170	19.03
2024	102	1,495,000	10.5%	30,542,850	20.43
2025	59	1,091,000	7.6%	17,870,580	16.38
2026	63	626,000	4.4%	10,585,660	16.91
2027	51	706,000	5.0%	14,663,620	20.77
2028	43	491,000	3.4%	13,595,790	27.69
2029	59	1,490,000	10.4%	29,829,800	20.02
2030	26	862,000	6.0%	13,447,200	15.60
Thereafter	42	2,144,000	15.0%	32,160,000	15.00
Sub-total/Average	842	13,199,000	92.4%	$252,892,840	$19.16
Vacant	147	1,078,000	7.6%	N/A	N/A
Total(1)	989	14,277,000	100.0%	$252,892,840	N/A
(1) Total lease count excludes warehouse tenant leases, temporary tenant leases and cart and kiosk leases.

ITEM 3.	LEGAL PROCEEDINGS
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

Urban Edge Properties

Market Information and Dividends

Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of February 11, 2020, there were approximately 1,414 holders of record of our common shares.

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

Our total annual dividends per common share for 2019 were $0.88 per share. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. However, the TCJA provides a deduction of up to 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2019 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

We have determined the dividends paid on our common shares during 2019 and 2018 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2019	$0.88	$0.73	$0.15	$—
2018	0.88	0.88	—	—

Total Shareholder Return Performance

The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, SNL U.S. REIT Equity Index and the SNL REIT Retail Shopping Center Index as provided by SNL Financial LC, from January 15, 2015 (the date of our separation from Vornado) to December 31, 2019, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Historical stock performance is not necessarily indicative of future results.

The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)

(1) $100 invested on January 15, 2015 in stock or index, including reinvestment of dividends.

	Cumulative(1) Total Return %	Total Return $ as of
Stock/Index		1/15/2015	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
UE	(2.4)	100	101.4	122.6	118.7	80.7	97.6
S&P 500	79.5	100	104.7	117.2	142.8	136.5	179.5
Russell 2000	54.9	100	99.7	120.9	138.7	123.4	154.9
SNL U.S. REIT Equity	40.3	100	97.1	105.7	114.5	108.9	140.3
SNL U.S. REIT Retail Shopping Center	(3.1)	100	98.9	102.4	91.1	76.4	96.9
(1) Cumulative total return is for the period from the separation date on January 15, 2015 to December 31, 2019.

Operating Partnership

Market Information and Distributions

There is no established public market for our general and common limited partnership interests in the operating partnership (“OP Units”). As of February 11, 2020, there were 121,386,592 general partnership units outstanding and 5,817,223 common limited partnership units outstanding, held by approximately 1,414 and 37 holders of record, respectively.

Under the limited partnership agreement of UELP, unitholders may present their common units for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. During the year ended December 31, 2019, 6,995,941 units were redeemed for common shares and 357,998 units were redeemed for cash.

Recent Sales of Unregistered Shares

During the three months ended December 31, 2019, the Company issued an aggregate of 134,249 common shares in exchange for 134,249 common limited partnership units held by certain limited partners of the Operating Partnership. All common shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

Each time the Company issues common shares (other than in exchange for common limited partnership units when such units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended, December 31, 2019, in connection with issuances of common shares by the Company pursuant to the Urban Edge Properties 2015 Employee Share Purchase Plan, the Operating Partnership issued an aggregate of 11,005 common limited partnership units to the Company in exchange for approximately $0.2 million, the aggregate proceeds of such common share issuances to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2019, 5,672 restricted common shares were forfeited by former employees in connection with their departure from the Company. We did not repurchase any of our equity securities during the three months ended December 31, 2019. Our employees will at times surrender common shares owned by them to satisfy statutory minimum federal, state and local tax obligations associated with the vesting of their restricted common shares. During the three months ended December 31, 2019, no restricted common shares were surrendered.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6.	SELECTED FINANCIAL DATA

The following table includes selected consolidated and combined financial data set forth for the Company and the Operating Partnership as of and for each of the five years in the period ended December 31, 2019. The consolidated balance sheets as of December 31, 2019 and December 31, 2018 reflects the consolidation of properties that are wholly-owned and properties in which we own less than 100% interest, but in which we have a controlling interest. The consolidated statements of income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 include the consolidated accounts of the Company. This selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and our audited consolidated financial statements and related notes included in Part II, Items 7 and 8, respectively, of this Annual Report on Form 10-K.

Urban Edge Properties

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2019	2018	2017	2016	2015(4)
Operating Data:
Rental revenue(1)	$384,405	$411,298	$365,082	$321,719	$316,484
Management and development fees	1,900	1,469	1,535	1,759	2,261
Income from acquired leasehold interest	—	—	39,215	—	—
Other income	1,344	1,393	1,210	2,498	4,200
Total revenue	387,649	414,160	407,042	325,976	322,945
Total expenses	283,781	292,295	245,278	192,958	224,869
Net income	116,197	116,963	72,938	96,630	41,348
Net income attributable to operating partnership	(6,699)	(11,768)	(5,824)	(5,812)	(2,547)
Net (income) loss attributable to consolidated subsidiaries	25	(45)	(44)	(3)	(16)
Net income attributable to common shareholders(2)	$109,523	$105,150	$67,070	$90,815	$38,785

Earnings per common share - Basic(3):	0.91	0.92	0.62	0.91	0.39
Earnings per common share - Diluted(3):	0.91	0.92	0.61	0.91	0.39
Weighted average shares outstanding - Basic(3)	119,751	113,863	107,132	99,364	99,252
Weighted average shares outstanding - Diluted(3)	119,896	114,051	118,390	99,794	99,278
Dividends declared per common share	0.88	0.88	0.88	0.82	0.80
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

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data as of period end:
Real estate, net of accumulated depreciation	$2,076,839	$2,123,120	$2,084,727	$1,597,423	$1,575,530
Total assets(1)	2,846,358	2,798,994	2,820,808	1,904,138	1,918,931
Mortgages payable, net	1,546,195	1,550,242	1,564,542	1,197,513	1,233,983
Total liabilities(1)	1,831,582	1,793,017	1,830,267	1,408,021	1,447,477
Noncontrolling interests in operating partnership	46,536	100,822	100,218	35,451	33,177
Total equity	1,014,776	1,005,977	990,541	496,117	471,454

Other Data:
Cash flow Statement Data:
Provided by operating activities	156,400	137,040	157,898	137,249	138,078
Used in investing activities	(2,521)	(64,803)	(295,732)	(59,230)	(66,415)
(Used in) provided by financing activities	(126,265)	(115,556)	498,489	(115,858)	93,795
(1) In accordance with the adoption of ASC 842 on January 1, 2019, the Company recognized right-of-use assets and lease liabilities included in the Company’s balances of total assets and total liabilities, respectively, as reflected in this Form 10-K.

Urban Edge Properties LP

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2019	2018	2017	2016	2015(4)
Operating Data:
Rental revenue(1)	$384,405	$411,298	$365,082	$321,719	$316,484
Management and development fees	1,900	1,469	1,535	1,759	2,261
Income from acquired leasehold interest	—	—	39,215	—	—
Other income	1,344	1,393	1,210	2,498	4,200
Total revenue	387,649	414,160	407,042	325,976	322,945
Total expenses	283,781	292,295	245,278	192,958	224,869
Net income	116,197	116,963	72,938	96,630	41,348
Net (income) loss attributable to consolidated subsidiaries	25	(45)	(44)	(3)	(16)
Net income attributable to unitholders(2)	$116,222	$116,918	$72,894	$96,627	$41,332

Earnings per unit - Basic(3):	0.92	0.92	0.62	0.91	0.39
Earnings per unit - Diluted(3):	0.92	0.92	0.61	0.91	0.39
Weighted average units outstanding - Basic(3)	126,333	126,198	117,779	105,455	105,276
Weighted average units outstanding - Diluted(3)	126,478	126,386	118,390	106,099	105,374
Distributions declared per unit	0.88	0.88	0.88	0.82	0.80
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

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017	2016	2015
Balance Sheet Data as of period end:
Real estate, net of accumulated depreciation	$2,076,839	$2,123,120	$2,084,727	$1,597,423	$1,575,530
Total assets(1)	2,846,358	2,798,994	2,820,808	1,904,138	1,918,931
Mortgages payable, net	1,546,195	1,550,242	1,564,542	1,197,513	1,233,983
Total liabilities(1)	1,831,582	1,793,017	1,830,267	1,408,021	1,447,477
Total equity	1,014,776	1,005,977	990,541	496,117	471,454

Other Data:
Cash flow Statement Data:
Provided by operating activities	156,400	137,040	157,898	137,249	138,078
Used in investing activities	(2,521)	(64,803)	(295,732)	(59,230)	(66,415)
(Used in) provided by financing activities	(126,265)	(115,556)	498,489	(115,858)	93,795
(1) In accordance with the adoption of ASC 842 on January 1, 2019, the Company recognized right-of-use assets and lease liabilities included in the Company’s balances of total assets and total liabilities, respectively, as reflected in this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict; these factors include, among others, the impact of e-commerce; the loss of or bankruptcy of major tenants; general economic conditions and changes in the real estate market in particular; adverse economic conditions in the areas in which our properties are located; natural disasters; potentially higher costs related to our development, redevelopment and anchor repositioning projects, and our ability to lease these projects at projected rates; competition for acquisitions; the loss of key personnel; the availability of financing and changes in, and compliance with, tax law and REIT qualifications. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K for the year ended December 31, 2019.
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

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and provides a year-to-year comparison between 2019 and 2018. A discussion of 2017 items and year-to-year comparisons between 2018 and 2017 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2019, Urban Edge owned approximately 95.4% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary that consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of December 31, 2019, our portfolio comprised 74 shopping centers, four malls and a warehouse park totaling approximately 15.2 million square feet.
Operating Strategy. Our operating strategy is to maximize the value of our existing assets through proactive management encompassing continuous asset evaluation for highest-and-best-use; efficient and cost-conscious operations that minimize retailer operating expense and enhance property quality; and targeted leasing to desirable tenants. During 2019 we:

•	reported a decline in same-property cash Net Operating Income (“NOI”)(1) by 1.8% over the year ended December 31, 2018;

•	reported a decline of same-property portfolio occupancy(2) to 93.4% from 94.2% as of December 31, 2018;

•	reported a decline of consolidated portfolio occupancy to 92.9% from 93.6% as of December 31, 2018 due to anchor bankruptcies;

•
signed 39 new leases totaling 368,779 square feet, including 31 new leases on a same-space(3) basis totaling 348,760 square feet at an average rental rate of $24.12 per square foot on a GAAP basis and $22.13 per square foot on a cash basis, and resulting in average rent spreads of 18.8% on a GAAP basis and 4.0% on a cash basis; and

•
renewed or extended 78 leases totaling 1,118,810 square feet, all on a same-space basis, at an average rental rate of $20.25 per square foot on a GAAP basis and $19.90 per square foot on a cash basis and, generating average rent spreads of 11.6% on a GAAP basis and 7.3% on a cash basis.

Investment Strategy. Our investment strategy is to selectively deploy capital through redevelopment and development of our existing assets and through acquisitions in our target markets that are expected to generate attractive risk-adjusted returns. At the same time, we plan to sell assets that no longer meet our investment criteria. During 2019, we:

•
advanced six projects with estimated gross costs of $38.1 million to active development and redevelopment projects including four anchor backfills; active projects as of December 31, 2019 have a total expected investment of $65.6 million of which $29.9 million remains to be funded;

•
completed 11 projects with total estimated gross costs of $167.2 million, of which $3.5 million remains to be funded; this includes projects at Bruckner Commons in the Bronx, NY, where the shopping center underwent a complete renovation including a new ShopRite and Burlington, and Bergen Town Center where we added Burlington and opened new restaurants, upgrading the food options at the mall;

•	identified approximately 13 additional development and redevelopment projects expected to be completed over the next several years;

•
acquired three assets, at an aggregate purchase price of $38.5 million and 195,300 sf, comprising one asset located in the Boston metropolitan area and two assets adjacent to our existing property, Bergen Town Center;

•	completed the sale of eight properties and received proceeds of $112.8 million, net of selling costs, resulting in a $68.6 million net gain on sale of real estate; and

•	sold our lessee position in a ground lease and received proceeds of $6.9 million, net of selling costs, resulting in a gain on sale of lease of $1.8 million.
Capital Strategy. Our capital strategy is to keep our balance sheet strong, flexible and capable of supporting growth by using cash flow from operations, refinancing debt when opportunities are favorable, issuing debt when appropriate and reinvesting funds from selective asset sales. During 2019, we:

•
amended our $600 million revolving credit facility, extending the maturity date from March 2021 to January 2024 with two six-month extension options. The amended facility contains terms and conditions materially consistent with the prior agreement except that borrowing rates are generally lower by 5 basis points depending on the Company's leverage level;

•	drew no amounts on our revolving credit agreement, of which $600 million remains available;

•	satisfied redemptions of certain OP unitholders by repurchasing 357,998 OP Units at a price of $16.70 per OP Unit, resulting in total cash consideration of $6.0 million; and

•	ended the year with cash and cash equivalents, including restricted cash, of $485.1 million and debt, net of cash, to total market capitalization of 27%.
2020 Outlook. We seek growth in earnings, funds from operations, and cash flows primarily by:

•
leasing vacant spaces, extending expiring leases at higher rents, processing the exercise of tenant options and, when possible, replacing underperforming tenants with tenants that can pay higher rents;

•	expediting the delivery of space to and the collection of rents from tenants with executed leases that have not yet commenced;

•	creating additional value from our existing assets by redevelopment of existing space, development of new space and pad sites, and by anchor repositioning; and

•	acquiring assets that meet our investment criteria.

(1)Refer to page 34 for a reconciliation to the nearest GAAP measure.
(2)Information provided on a same-property basis excludes properties under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared and totals 70 properties for the years ended December 31, 2019 and December 31, 2018.

(3) Same-space leases represent those leases signed on spaces for which there was a previous lease.

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

Real Estate — The nature of our business as an owner, redeveloper and operator of retail shopping centers means that we invest significant amounts of capital into our properties. Depreciation, amortization and maintenance costs relating to our properties constitute substantial costs for us as well as the industry as a whole. Real estate is capitalized and depreciated on a straight-line basis in accordance with GAAP and consistent with industry standards based on our best estimates of the assets’ physical and economic useful lives which range from one to 40 years. We periodically review the estimated lives of our assets and implement changes, as necessary, to these estimates. These assessments have a direct impact on our net income. Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations that improve or extend the useful lives of assets are capitalized.

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows, or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The carrying value of a property may also be individually reassessed in the event a casualty occurs at that property. Casualty events may include property damage from a natural disaster or fire. When such an event occurs, management estimates the net book value of assets damaged over the property’s total gross leasable area and adjusts the property’s carrying value to reflect the damages. Estimates are subjective and may change if additional damage is later assessed or if future cash flows are revised.

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•
Rental revenue for fiscal periods prior to January 1, 2019: Rental revenue comprises revenue from property rentals and tenant expense reimbursements, as designated within tenant operating leases in accordance with ASC 840 Leases.

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

•
Rental revenue for fiscal periods beginning on or after January 1, 2019: Rental revenue comprises revenue from fixed and variable lease payments, as designated within tenant operating leases in accordance with ASC 842 Leases, as described further in our Leases accounting policy in Note 3 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, credit losses related to operating lease receivables are recognized as adjustments to rental revenue in accordance with ASC 842.

◦
Credit losses related to operating lease receivables: We periodically evaluate the collectibility of amounts due from tenants and disputed enforceable charges, resulting from the inability of tenants to make required payments under their lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue.

•
Income from acquired leasehold interest: Income from acquired leasehold interest was revenue generated in connection with the write-off of an unamortized intangible liability balance related to the below-market ground lease as well as the balance of the straight-line receivable balance, upon acquisition of the leasehold interest of the property.

•
Management and development fees: We generate management and development fee income from contractual property management agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606 Revenue from Contracts with Customers.

•
Other Income: Other income is generated in connection with certain services provided to tenants for which we earn a fee. This revenue is recognized as the services are transferred in accordance with ASC 606.

Recent Accounting Pronouncements

On June 1, 2017, the Public Company Accounting Oversight Board (PCAOB) issued Auditing Standard 3101, The Auditor's Report on an Audit of Financial Statements When the Auditor Expresses an Unqualified Opinion (“AS 3101”). As a result of AS 3101, the most significant change to the auditor’s report on the financial statements is a new requirement to describe critical audit matters arising from the audit of the current period’s financial statements in the auditor’s report. The requirements related to critical audit matters in AS 3101 were effective for audits of fiscal years ending on or after June 30, 2019, for large accelerated filers; and for fiscal years ending on or after December 15, 2020, for all other companies to which the requirements apply. Therefore, critical audit matters are included in the Report of Independent Registered Public Accounting Firm for Urban Edge Properties’ consolidated financial statements as of and for the year ended December 31, 2019, and will be included in the Report of Independent Registered Public Accounting Firm for Urban Edge Properties LP’s financial statements as of and for the year ended December 31, 2020.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, the timing and magnitude of bankruptcies by anchor tenants, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition.
The following provides an overview of our key non-GAAP measures based on our consolidated results of operations (refer to cash NOI, same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Year Ended December 31,
(Amounts in thousands)	2019	2018
Net income	$116,197	$116,963
FFO applicable to diluted common shareholders(1)	167,123	168,511
Cash NOI(2)	234,288	226,965
Same-property cash NOI(2)	199,865	203,621
(1) Refer to page 35 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 34 for a reconciliation to the nearest GAAP measure.

Comparison of the Year Ended December 31, 2019 to December 31, 2018
Net income for the year ended December 31, 2019 was $116.2 million, compared to net income of $117.0 million for the year ended December 31, 2018. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2019 as compared to the same period of 2018:

	For the year Ended December 31,
(Amounts in thousands)	2019	2018	$ Change
Total revenue	$387,649	$414,160	$(26,511)
Depreciation and amortization	94,116	99,422	(5,306)
Real estate taxes	60,179	63,655	(3,476)
Property operating expenses	64,062	78,360	(14,298)
General and administrative	38,220	34,984	3,236
Casualty and impairment loss, net	12,738	4,426	8,312
Lease expense	14,466	11,448	3,018
Gain on sale of real estate	68,632	52,625	16,007
Gain on sale of lease	1,849	—	1,849
Interest income	9,774	8,336	1,438
Interest and debt expense	66,639	64,868	1,771
Gain on extinguishment of debt	—	2,524	(2,524)
Income tax expense	1,287	3,519	(2,232)
Total revenue decreased by $26.5 million to $387.6 million in the year ended December 31, 2019 from $414.2 million in the year ended December 31, 2018. The decrease is primarily attributable to:

•	$15.4 million decrease in amortization of below-market lease intangible liabilities due to lower write-offs in 2019 related to recaptured leases;

•	$12.3 million as a result of dispositions, net of acquisitions; and

•
$1.4 million due to credit losses related to operating lease receivables recognized against rental income in 2019 in accordance with the new lease accounting standard, effective January 1, 2019, as compared to being included in property operating expenses in 2018, partially offset by

•	$1.0 million increase in property rentals due to rent commencements, lease modifications and contractual rent increases;

•	$1.0 million increase due to rent abatements in 2018, recognized at our two malls in Puerto Rico and at our property in Wilkes-Barre, PA as a result of natural disasters; and

•	$0.6 million increase in third-party management and development fee income due to higher leasing commissions.
Depreciation and amortization decreased by $5.3 million to $94.1 million in the year ended December 31, 2019 from $99.4 million in the year ended December 31, 2018. The decrease is primarily attributable to:

•	$7.1 million decrease in depreciation and amortization as a result of lower write-offs of existing tenant improvements and intangible assets related to recaptured leases; and

•	$2.1 million decrease as a result of property dispositions, net of acquisitions, partially offset by

•	$3.9 million increase from completed development projects and tenant improvements.
Real estate taxes decreased by $3.5 million to $60.2 million in the year ended December 31, 2019 from $63.7 million in the year ended December 31, 2018. The decrease is primarily attributable to:

•	$2.0 million decrease as a result of dispositions, net of acquisitions; and

•	$1.5 million decrease due to successful appeals and tax refunds.
Property operating expenses decreased by $14.3 million to $64.1 million in the year ended December 31, 2019 from $78.4 million in the year ended December 31, 2018. The decrease is primarily attributable to:

•	$15.5 million of lease termination payments to acquire the Toys “R” Us leases at Bruckner Commons in the Bronx, NY and Hudson Mall in Jersey City, NJ in 2018;

•	$4.1 million due to credit losses related to operating lease receivables recognized in property operating expenses in 2018 versus rental revenue in 2019; and

•	$1.5 million decrease as a result of dispositions, net of acquisitions, partially offset by

•	$3.3 million increase in common area maintenance projects and repair costs for vacant spaces;

•	$2.7 million of common area maintenance expenses recognized on a gross basis at tenant-maintained centers in accordance with the new lease accounting standard; and

•	$0.8 million increase in accrued environmental remediation costs.
General and administrative expenses increased by $3.2 million to $38.2 million in the year ended December 31, 2019 from $35.0 million in the year ended December 31, 2018. The increase is primarily attributable to:

•	$3.4 million increase in share-based compensation expense due to additional equity awards granted; and

•	$1.7 million increase in professional fees for consulting, recruitment and legal services, partially offset by

•	$1.0 million decrease due to the recognition of office rent within lease expense in accordance with the lease accounting standard, effective January 1, 2019; and

•	$0.9 million net decrease in executive transition costs, severance and other expenses.
Casualty and impairment losses increased by $8.3 million to $12.7 million in the year ended December 31, 2019 from $4.4 million in the year ended December 31, 2018. The increase is primarily attributable to:

•	$20.7 million higher real estate impairment losses recognized in 2019, partially offset by

•
$12.4 million higher proceeds from insurance settlements, net of casualty expenses, for Hurricane Maria in Puerto Rico in 2017 and for tornado damage at our shopping center in Wilkes-Barre, PA in June 2018.

Lease expense increased by $3.0 million to $14.5 million in the year ended December 31, 2019 from $11.4 million in the year ended December 31, 2018. The increase is primarily attributable to the recognition of office rent and common area maintenance and real estate taxes associated with ground or building leases within lease expense in accordance with the new lease accounting standard, effective January 1, 2019.
We recognized a gain on sale of real estate of $68.6 million in the year ended December 31, 2019 due to the sale of eight operating properties. A gain on sale of real estate of $52.6 million was recognized in the year ended December 31, 2018 comprised of $50.4 million as a result of the sale of our property in Allentown, PA on April 26, 2018 and $2.2 million as a result of the sale of a 5.7 acre land parcel on July 5, 2018 at our property, Cherry Hill Commons, in Cherry Hill, NJ.
We recognized a gain of $1.8 million in the year ended December 31, 2019 due to the sale of our ground lease in Tysons Corner, VA.
Interest income increased by $1.4 million to $9.8 million in the year ended December 31, 2019 from $8.3 million in the year ended December 31, 2018. The increase is attributable to an increase in interest rates and higher invested cash balances.
Interest and debt expense increased by $1.8 million to $66.6 million in the year ended December 31, 2019 from $64.9 million in the year ended December 31, 2018. The increase is primarily attributable to:

•	$1.8 million decrease in capitalized interest due to the completion of development projects; and

•	$0.4 million increase resulting from higher interest rates on variable rate debt, partially offset by

•	$0.4 million decrease due to lower principal balances from monthly payments on fixed rate debt.
We recognized a $2.5 million gain on extinguishment of debt in the year ended December 31, 2018 as a result of the foreclosure sale and forgiveness of the $11.5 million mortgage debt secured by our property in Englewood, NJ.
Income tax expense decreased by $2.2 million to $1.3 million in the year ended December 31, 2019 from $3.5 million in the year ended December 31, 2018. The decrease is primarily attributable to:

•	$1.2 million decrease from the tax impact of Hurricane Maria and the related insurance settlements received in 2019 for our two malls in Puerto Rico;

•	$0.8 million decrease due to lower operating income at our Puerto Rico properties; and

•	$0.2 million decrease resulting from lower TRS activities.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 70 properties for the years ended December 31, 2019 and 2018. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

We calculate same-property cash NOI using net income as defined by GAAP reflecting only those income and expense items that are reflected in cash NOI, adjusted for the following items: lease termination fees, bankruptcy settlement income and income and expenses that we do not believe are representative of ongoing operating results, if any.

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
Same-property cash NOI decreased by $3.8 million, or (1.8)%, for the year ended December 31, 2019 as compared to the year ended December 31, 2018.

The following table reconciles net income to cash NOI and same-property cash NOI for the years ended December 31, 2019 and 2018.

	For the year ended December 31,
(Amounts in thousands)	2019	2018
Net income	$116,197	$116,963
Management and development fee income from non-owned properties	(1,900)	(1,469)
Other expense (income)	1,065	(146)
Depreciation and amortization	94,116	99,422
General and administrative expense	38,220	34,984
Casualty and impairment loss, net(1)	12,738	4,426
Gain on sale of real estate	(68,632)	(52,625)
Gain on sale of lease	(1,849)	—
Interest income	(9,774)	(8,336)
Interest and debt expense	66,639	64,868
Gain on extinguishment of debt	—	(2,524)
Income tax expense	1,287	3,519
Non-cash revenue and expenses	(13,819)	(32,117)
Cash NOI	234,288	226,965
Adjustments:
Non-same property cash NOI(2)	(34,137)	(38,731)
Tenant bankruptcy settlement income and lease termination income	(1,643)	(1,028)
Environmental remediation costs	1,357	584
Construction rental abatement	—	291
Lease termination payment	—	15,500
Natural disaster related operating loss	—	40
Same-property cash NOI	$199,865	$203,621
Adjustments:
Cash NOI related to properties being redeveloped	23,049	20,431
Same-property cash NOI including properties in redevelopment	$222,914	$224,052
(1) The year ended December 31, 2019 reflects real estate impairment losses, offset by insurance proceeds for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA. The year ended December 31, 2018 reflects hurricane-related insurance proceeds net of expenses.
(2) Non-same property cash NOI includes cash NOI related to properties being redeveloped and properties acquired or disposed.

Funds From Operations
FFO applicable to diluted common shareholders for the year ended December 31, 2019 was $167.1 million compared to $168.5 million for the year ended December 31, 2018.

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

	For the year ended December 31,
(Amounts in thousands)	2019	2018
Net income	$116,197	$116,963
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(6,699)	(11,768)
Consolidated subsidiaries	25	(45)
Net income attributable to common shareholders	109,523	105,150
Adjustments:
Rental property depreciation and amortization	93,212	98,644
Gain on sale of real estate	(68,632)	(52,625)
Real estate impairment loss	26,321	5,574
Limited partnership interests in operating partnership(1)	6,699	11,768
FFO applicable to diluted common shareholders	$167,123	$168,511
(1) Represents earnings allocated to Long-Term Incentive Plan (“LTIP”) and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented.

Liquidity and Capital Resources

Due to the nature of our business, we typically generate significant amounts of cash from operations; however, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we distribute 90% of our REIT taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP Unit for each of the four quarters in 2019, or an annual rate of $0.88. We expect to pay regular cash dividends, however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership falls within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT tax status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.

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

At December 31, 2019, we had cash and cash equivalents, including restricted cash, of $485.1 million and no amounts drawn on our revolving credit agreement. In addition, the Company has the following sources of capital available:

Year Ended December 31,
(Amounts in thousands)	2019
Revolving credit agreement(1)
Total commitment amount	$600,000
Available capacity	$600,000
Maturity	January 29, 2024
(1) Refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

We have no debt scheduled to mature in 2020. We currently believe that cash flows from operations over the next 12 months, together with cash on hand, our revolving credit agreement and our general ability to access the capital markets will be sufficient to finance our operations and fund our debt service requirements and capital expenditures.

Summary of Cash Flows
Cash and cash equivalents including restricted cash was $485.1 million at December 31, 2019, compared to $457.5 million as of December 31, 2018, an increase of $27.6 million.

Our cash flow activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Net cash provided by operating activities	$156,400	$137,040	$157,898
Net cash used in investing activities	(2,521)	(64,803)	(295,732)
Net cash (used in) provided by financing activities	(126,265)	(115,556)	498,489
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest expense.
Net cash provided by operating activities of $156.4 million for the year ended December 31, 2019, increased by $19.4 million from $137.0 million as of December 31, 2018. The increase was driven by $15.5 million of lease termination payments to acquire the Toys “R” Us leases at Bruckner Commons in the Bronx, NY and Hudson Mall in Jersey City, NJ during the year ended

December 31, 2018, partially offset by a decrease in cash due to timing of cash receipts and payments related to tenant collections including the impact of recovery income.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $2.5 million for the year ended December 31, 2019, increased by $62.3 million compared to net cash used in investing activities of $64.8 million as of December 31, 2018 due to a (i) $58.9 million increase in cash provided by the sale of properties, (ii) $27.5 million decrease in cash used for real estate development and capital improvements at existing properties, (iii) $11.4 million increase in cash from insurance proceeds for physical property damages received in the year ended December 31, 2019, and (iv) $6.9 million increase due to the sale of an operating lease, partially offset by (v) $42.4 million increase in cash used for acquisitions.
Financing Activities
Net cash flow used in or provided by financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $126.3 million for the year ended December 31, 2019, increased by $10.7 million from $115.6 million for the year ended December 31, 2018 due to (i) $6.0 million paid to redeem units in 2019, (ii) $2.6 million of cash used to amend our revolving credit agreement in 2019, (iii) $1.3 million increase in debt repayments, (iv) $0.5 million increase in distributions to shareholders and unitholders and (v) $0.2 million increase in tax withholdings on vested restricted stock.
Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rate as of December 31, 2019.

(Amounts in thousands)	Principal balance at December 31, 2019	Weighted Average Interest Rate at December 31, 2019
Mortgages payable:
Fixed rate debt	$1,386,748	4.12%
Variable rate debt(1)	169,500	3.45%
Total mortgages payable	1,556,248	4.04%
Unamortized debt issuance costs	(10,053)
Total mortgages payable, net of unamortized debt issuance costs	$1,546,195
(1) As of December 31, 2019, $80.5 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89.0 million bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.2 billion as of December 31, 2019. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases, certain redevelopment projects and/or yield maintenance upon repayment prior to maturity. As of December 31, 2019, we were in compliance with all debt covenants.

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

In the event that LIBOR is discontinued, the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. We do not believe that such an event would affect our ability to borrow or maintain already outstanding borrowings, although it could result in higher interest rates.

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

We have contractual obligations related to our mortgage loans described further in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. Below is a summary of our contractual obligations as of December 31, 2019:

	Commitments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual cash obligations
Long-term debt obligations(1)	$1,918,134	$70,599	$343,358	$702,977	$801,200
Operating lease obligations	112,603	9,235	17,313	16,936	69,119
Finance lease obligations	7,078	109	218	218	6,533
	$2,037,815	$79,943	$360,889	$720,131	$876,852
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2019.
Additional contractual obligations that have been excluded from this table are as follows:

•	Obligations related to construction and development contracts, since amounts are not fixed or determinable. Such contracts will generally be due over the next two years;

•	Obligations related to maintenance contracts, since these contracts typically can be canceled upon 30 to 60 days’ notice without penalty;

•	Obligations related to employment contracts with certain executive officers, since all agreements are subject to cancellation by either the Company or the executive without cause upon notice; and

•	Recorded debt premiums or discounts that are not obligations.

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
(Amounts in thousands)	2019	2018
Capital expenditures:
Development and redevelopment costs(1)	$72,331	$91,330
Capital improvements	14,252	20,577
Tenant improvements and allowances	4,718	5,079
Total capital expenditures	$91,301	$116,986
(1) Amounts for the year ended December 31, 2018 have been reclassified to conform with current period presentation.
As of December 31, 2019, we had approximately $65.6 million of active redevelopment, development and anchor repositioning projects at various stages of completion, a decrease of $130.9 million from $196.5 million of projects as of December 31, 2018. We have advanced these projects and incurred $20.3 million of additional spend since December 31, 2018. We anticipate that these projects will require an additional $29.9 million over the next two years to complete. We expect to fund these projects using cash on hand, proceeds from dispositions, using secured debt or issuing equity.

Commitments and Contingencies
Insurance
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for acts of terrorism but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses providing first and third-party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the year ended December 31, 2017, the Company incurred a $2.2 million charge reflecting the net book value of assets damaged and incurred $1.7 million of hurricane-related expenses, included in casualty and impairment loss, net on the accompanying consolidated statements of income. During the year ended December 31, 2017, the Company recognized $2.2 million of business interruption losses, net of $1.8 million in cash advances received from its insurance carrier. Losses of $0.9 million pertained to rent abatements when the malls were closed or inoperable as a result of the hurricane, recorded as a reduction of rental revenue, and $1.3 million was recorded within property operating expenses to provision for doubtful accounts for unpaid rents.

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

In June 2019, the Company finalized its insurance recovery related to Hurricane Maria with its carrier at $14.3 million, of which $3.3 million was previously received, subject to deductibles of $2.3 million. We recognized an $8.7 million casualty gain during the year ended December 31, 2019 as a result of the remaining insurance proceeds from the settlement agreement for our two malls in Puerto Rico.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $2.7 million and $1.7 million on our consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects third-party estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the years ended December 31, 2019 and December 31, 2018, the Company recognized $1.4 million and $0.6 million, respectively, of environmental remediation costs included in property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

During the year ended December 31, 2018, tenants including Toys “R” Us, Sears, Fallas, and National Wholesale Liquidators filed for Chapter 11 bankruptcy protection.

During September 2017, Toys “R” Us filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and announced an orderly wind-down of its U.S. business and liquidation of all U.S. stores on March 15, 2018. Prior to the liquidation, the Company had leases with Toys “R” Us at nine locations with annual rental revenue of $7.6 million. In connection with the Toys “R” Us bankruptcy, the Company recognized a write-off of $21.6 million of below-market intangible liabilities (classified within rental revenue), $15.5 million of lease termination payments (classified within property operating expense) and a $1.0 million write-off of reserves on receivables from straight-line rents in the year ended December 31, 2018. During the year ended December 31, 2019, the Company received $1.2 million of bankruptcy settlement income in connection with the bankruptcy proceedings of Toys "R" Us. The settlement proceeds were used to offset outstanding credit losses and the remaining proceeds were recorded to other income. No determination has been made as to the amount or timing of additional bankruptcy settlement proceeds, if any, that may be received.

Fallas filed for Chapter 11 bankruptcy protection on August 6, 2018. Prior to the tenant vacating, the Company had one lease with Fallas at the Shops at Bruckner in the Bronx, NY comprising approximately 38,000 sf which generated $1.4 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $0.8 million of below-market intangible liabilities (classified within rental revenue) in the year ended December 31, 2018. As of December 31, 2019, the Company had executed a lease with LA Fitness for this space.

Sears filed for Chapter 11 bankruptcy protection on October 15, 2018. The Company had four Kmart leases with Sears comprising approximately 547,000 sf, which generated $8.5 million in annual rental revenue. Property rents were paid on all four Kmart locations through April 2019. In April 2019, our Kmart leases at Las Catalinas and Huntington, NY were rejected and we recognized a $7.4 million write-off of the below-market intangible liability connected with the lease in Huntington, NY (classified within rental revenues). ESL Investments (“ESL”) assumed the Company’s remaining two Kmart leases at Montehiedra and at Bruckner Commons in 2018. In January 2020 the Company executed a lease with ShopRite for its former Kmart space in Huntington, NY.

National Wholesale Liquidators filed for Chapter 11 bankruptcy protection on October 24, 2018. The Company had one lease with National Wholesale Liquidators in Lodi, NJ comprising approximately 171,000 sf, which generated $3.1 million in annual rental revenue. This lease was rejected and returned to us on November 30, 2018. In connection with the bankruptcy, the Company recorded a $0.8 million write-off of reserves on receivables from straight-line rents in the year ended December 31, 2018. The Company is in active negotiations to lease this property.

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
We do not have any off-balance sheet arrangements as of December 31, 2019 or December 31, 2018.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of December 31, 2019, all of our variable rate debt outstanding had rates indexed to LIBOR.

	2019					2018
(Amounts in thousands)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$169,500		3.45%	$1,695		$169,500		4.09%
Fixed Rate	1,386,748		4.12%	—	(2)	1,392,659		4.12%
	$1,556,248	(1)		$1,695		$1,562,159	(1)
(1) Excludes unamortized debt issuance costs of $10.1 million and $11.9 million as of December 31, 2019 and December 31, 2018, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would increase by approximately $13.9 million based on outstanding balances as of December 31, 2019.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2019, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2019, the estimated fair value of our consolidated debt was $1.6 billion.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties and subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2020, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Real Estate Impairment - Refer to Notes 2, 3 and 9 to the financial statements
Critical Audit Matter Description
The Company’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The Company’s undiscounted future cash flow analyses require management to make significant estimates and assumptions related to capitalization rates.
In the event that a real estate asset is not recoverable, the Company will adjust the real estate asset to its fair value based on discounted future cash flows, third-party appraisals, broker selling estimates, and sale agreements under negotiation, and recognize an impairment loss for the carrying amount in excess of fair value. The Company’s discounted future cash flow analyses require management to make significant estimates and assumptions related to capitalization rates and discount rates. Total real estate assets as of December 31, 2019 had a net book value of $2.1 billion. Total impairment losses recorded in 2019 were $26.3 million.
Given the Company’s evaluation of impairment of real estate assets requires management to make significant estimates and assumptions related to capitalization rates and discount rates, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flows analyses and discounted future cash flow analyses required a high degree of auditor judgment and an increased level of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the determination of capitalization rates and discount rates included the following, among others:

•
We tested the design and operating effectiveness of the Company’s internal controls over management’s evaluation of the recoverability of real estate assets and determination of the impairment charge, including internal controls over management’s determination of the reasonableness of the applicable capitalization rates and discount rates.

•	With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s fair value determination, including estimates of capitalization rates and discount rates by:

•
Testing the source information underlying the determination of the capitalization rates and discount rates by evaluating the reasonableness of the capitalization rates and discount rates used by management with independent market data, focusing on key factors such as geographical location, tenant composition, and property type.

•	Developing a range of independent estimates and comparing those to the capitalization rates and discount rates selected by management.

•	Evaluating the mathematical accuracy of the cash flow analyses.

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 12, 2020
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties LP (the “Operating Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2020 expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership’s management. Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 12, 2020
We have served as the Operating Partnership’s auditor since 2016.

URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Real estate, at cost:
Land	$515,621	$525,819
Buildings and improvements	2,197,076	2,156,113
Construction in progress	28,522	80,385
Furniture, fixtures and equipment	7,566	6,675
Total	2,748,785	2,768,992
Accumulated depreciation and amortization	(671,946)	(645,872)
Real estate, net	2,076,839	2,123,120
Operating lease right-of-use assets	81,768	—
Cash and cash equivalents	432,954	440,430
Restricted cash	52,182	17,092
Tenant and other receivables, net of allowance for doubtful accounts of $6,486 as of December 31, 2018	21,565	28,563
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $134 as of December 31, 2018	73,878	84,903
Identified intangible assets, net of accumulated amortization of $30,942 and $39,526, respectively	48,121	68,422
Deferred leasing costs, net of accumulated amortization of $16,560 and $16,826, respectively	21,474	21,277
Deferred financing costs, net of accumulated amortization of $3,765 and $2,764, respectively	3,877	2,219
Prepaid expenses and other assets	33,700	12,968
Total assets	$2,846,358	$2,798,994

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,546,195	$1,550,242
Operating lease liabilities	79,913	—
Accounts payable, accrued expenses and other liabilities	76,644	98,517
Identified intangible liabilities, net of accumulated amortization of $62,610 and $65,058, respectively	128,830	144,258
Total liabilities	1,831,582	1,793,017
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 121,370,125 and 114,345,565 shares issued and outstanding, respectively	1,213	1,143
Additional paid-in capital	1,019,149	956,420
Accumulated deficit	(52,546)	(52,857)
Noncontrolling interests:
Operating partnership	46,536	100,822
Consolidated subsidiaries	424	449
Total equity	1,014,776	1,005,977
Total liabilities and equity	$2,846,358	$2,798,994

See notes to consolidated financial statements.

 URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Rental revenue	$384,405	$411,298	$365,082
Management and development fees	1,900	1,469	1,535
Income from acquired leasehold interest	—	—	39,215
Other income	1,344	1,393	1,210
Total revenue	387,649	414,160	407,042
EXPENSES
Depreciation and amortization	94,116	99,422	82,281
Real estate taxes	60,179	63,655	59,737
Property operating	64,062	78,360	54,339
General and administrative	38,220	34,984	30,691
Casualty and impairment loss, net(1)	12,738	4,426	7,382
Lease expense	14,466	11,448	10,848
Total expenses	283,781	292,295	245,278
Gain on sale of real estate	68,632	52,625	202
Gain on sale of lease	1,849	—	—
Interest income	9,774	8,336	2,248
Interest and debt expense	(66,639)	(64,868)	(56,218)
Gain (loss) on extinguishment of debt	—	2,524	(35,336)
Income before income taxes	117,484	120,482	72,660
Income tax (expense) benefit	(1,287)	(3,519)	278
Net income	116,197	116,963	72,938
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(6,699)	(11,768)	(5,824)
Consolidated subsidiaries	25	(45)	(44)
Net income attributable to common shareholders	$109,523	$105,150	$67,070

Earnings per common share - Basic:	$0.91	$0.92	$0.62
Earnings per common share - Diluted:	$0.91	$0.92	$0.61
Weighted average shares outstanding - Basic	119,751	113,863	107,132
Weighted average shares outstanding - Diluted	119,896	114,051	118,390
(1) Refer to Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, January 1, 2017	99,754,900	$997	$488,375	$(29,066)	$35,451	$360	$496,117
Net income attributable to common shareholders	—	—	—	67,070	—	—	67,070
Net income attributable to noncontrolling interests	—	—	—	—	5,824	44	5,868
Limited partnership units issued	—	—	105,200	—	65,884	—	171,084
Common shares issued	14,083,137	141	348,582	(319)	—	—	348,404
Dividends on common shares ($0.88 per share)	—	—	—	(95,381)	—	—	(95,381)
Distributions to redeemable NCI ($0.88 per unit)	—	—	—	—	(9,471)	—	(9,471)
Share-based compensation expense	—	—	4,532	75	2,530	—	7,137
Share-based awards retained for taxes	(10,508)	—	(287)	—	—	—	(287)
Balance, December 31, 2017	113,827,529	1,138	946,402	(57,621)	100,218	404	990,541
Net income attributable to common shareholders	—	—	—	105,150	—	—	105,150
Net income attributable to noncontrolling interests	—	—	—	—	11,768	45	11,813
Limited partnership interests:
Units redeemed for common shares	429,110	4	3,500	—	—	—	3,504
Reallocation of noncontrolling interests	—	—	1,263	—	(4,767)	—	(3,504)
Common shares issued	106,116	2	647	(172)	—	—	477
Dividends to common shareholders ($0.88 per share)	—	—	—	(100,244)	—	—	(100,244)
Distributions to redeemable NCI ($0.88 per unit)	—	—	—	—	(11,116)	—	(11,116)
Share-based compensation expense	—	—	4,992	30	4,719	—	9,741
Share-based awards retained for taxes	(17,190)	(1)	(384)	—	—	—	(385)
Balance, December 31, 2018	114,345,565	1,143	956,420	(52,857)	100,822	449	1,005,977
Net income attributable to common shareholders	—	—	—	109,523	—	—	109,523
Net income (loss) attributable to noncontrolling interests	—	—	—	—	6,699	(25)	6,674
Impact of ASC 842 adoption	—	—	—	(2,918)	—	—	(2,918)
Limited partnership interests:
Units redeemed for common shares	6,995,941	69	55,788	—	(4,279)	—	51,578
Units redeemed for cash	—	—	(3,422)	—	(2,556)	—	(5,978)
Reallocation of noncontrolling interests	—	—	4,521	—	(56,099)	—	(51,578)
Common shares issued	59,895	1	569	(131)	—	—	439
Dividends to common shareholders ($0.88 per share)	—	—	—	(106,163)	—	—	(106,163)
Distributions to redeemable NCI ($0.88 per unit)	—	—	—	—	(5,694)	—	(5,694)
Share-based compensation expense	—	—	5,906	—	7,643	—	13,549
Share-based awards retained for taxes	(31,276)	—	(633)	—	—	—	(633)
Balance, December 31, 2019	121,370,125	$1,213	$1,019,149	$(52,546)	$46,536	$424	$1,014,776

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,197	$116,963	$72,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,785	100,063	82,511
Income from acquired leasehold interest	—	—	(39,215)
Casualty and impairment loss, net	12,738	5,574	5,637
Gain on sale of real estate	(68,632)	(52,625)	(202)
Gain on sale of lease	(1,849)	—	—
(Gain) loss on extinguishment of debt	—	(2,524)	35,336
Amortization of deferred financing costs	2,856	2,879	2,876
Amortization of below market leases, net	(15,940)	(33,975)	(9,502)
Noncash lease expense	8,205	—	—
Straight-lining of rent	1,021	(735)	352
Share-based compensation expense	13,549	9,741	7,137
Credit losses related to operating lease receivables	1,385	4,138	3,445
Change in operating assets and liabilities:
Tenant and other receivables	6,734	(13,327)	(13,749)
Deferred leasing costs	(4,303)	(4,675)	(4,110)
Prepaid and other assets	(3,331)	1,867	(4,432)
Lease liabilities	(7,107)	—	—
Accounts payable, accrued expenses and other liabilities	1,092	3,676	18,876
Net cash provided by operating activities	156,400	137,040	157,898
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(91,301)	(118,765)	(89,344)
Acquisition of real estate	(47,356)	(4,931)	(211,393)
Proceeds from sale of operating properties	116,510	57,593	5,005
Proceeds from sale of operating lease	6,949	—	—
Insurance proceeds	12,677	1,300	—
Net cash used in investing activities	(2,521)	(64,803)	(295,732)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(5,587)	(4,288)	(129,640)
Dividends to common shareholders	(106,163)	(100,244)	(95,381)
Distributions to redeemable noncontrolling interests	(5,694)	(11,116)	(9,471)
Taxes withheld for vested restricted shares	(633)	(385)	(287)
Debt issuance costs	(2,649)	—	(13,193)
Payment for redemption of units	(5,978)	—	—
Proceeds related to the issuance of common shares	439	477	348,404
Payment on extinguishment of debt	—	—	(1,138)
Purchase of marketable securities in connection with debt defeasance	—	—	(536,505)
Proceeds from borrowings	—	—	935,700
Net cash (used in) provided by financing activities	(126,265)	(115,556)	498,489
Net increase (decrease) in cash and cash equivalents and restricted cash	27,614	(43,319)	360,655
Cash and cash equivalents and restricted cash at beginning of year	457,522	500,841	140,186
Cash and cash equivalents and restricted cash at end of year	$485,136	$457,522	$500,841

See notes to consolidated financial statements

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $1,425, $3,313 and $3,926, respectively	$64,751	$65,699	$55,140
Cash payments for income taxes	1,601	757	1,237
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	5,056	25,661	14,651
Write-off of fully depreciated assets	56,199	24,307	3,286
Mortgage debt forgiven in foreclosure	—	11,537	—
Acquisition of real estate through issuance of OP units	—	—	171,084
Acquisition of real estate through assumption of debt	—	—	69,659
Marketable securities transferred in connection with debt defeasance	—	—	536,590
Defeasance of mortgages payable	—	—	(505,473)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$440,430	$490,279	$131,654
Restricted cash at beginning of year	17,092	10,562	8,532
Cash and cash equivalents and restricted cash at beginning of year	$457,522	$500,841	$140,186

Cash and cash equivalents at end of year	$432,954	$440,430	$490,279
Restricted cash at end of year	52,182	17,092	10,562
Cash and cash equivalents and restricted cash at end of year	$485,136	$457,522	$500,841

 See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Real estate, at cost:
Land	$515,621	$525,819
Buildings and improvements	2,197,076	2,156,113
Construction in progress	28,522	80,385
Furniture, fixtures and equipment	7,566	6,675
Total	2,748,785	2,768,992
Accumulated depreciation and amortization	(671,946)	(645,872)
Real estate, net	2,076,839	2,123,120
Operating lease right-of-use assets	81,768	—
Cash and cash equivalents	432,954	440,430
Restricted cash	52,182	17,092
Tenant and other receivables, net of allowance for doubtful accounts of $6,486 as of December 31, 2018	21,565	28,563
Receivable arising from the straight-lining of rents, net of allowance for doubtful accounts of $134 as of December 31, 2018	73,878	84,903
Identified intangible assets, net of accumulated amortization of $30,942 and $39,526, respectively	48,121	68,422
Deferred leasing costs, net of accumulated amortization of $16,560 and $16,826, respectively	21,474	21,277
Deferred financing costs, net of accumulated amortization of $3,765 and $2,764, respectively	3,877	2,219
Prepaid expenses and other assets	33,700	12,968
Total assets	$2,846,358	$2,798,994

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,546,195	$1,550,242
Operating lease liabilities	79,913	—
Accounts payable, accrued expenses and other liabilities	76,644	98,517
Identified intangible liabilities, net of accumulated amortization of $62,610 and $65,058, respectively	128,830	144,258
Total liabilities	1,831,582	1,793,017
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 121,370,125 and 114,345,565 units outstanding, respectively	1,020,362	957,563
Limited partners: 5,833,318 and 12,736,633 units outstanding, respectively	50,156	105,447
Accumulated deficit	(56,166)	(57,482)
Total partners’ capital	1,014,352	1,005,528
Noncontrolling interest in consolidated subsidiaries	424	449
Total equity	1,014,776	1,005,977
Total liabilities and equity	$2,846,358	$2,798,994

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit and per unit amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Rental revenue	$384,405	$411,298	$365,082
Management and development fees	1,900	1,469	1,535
Income from acquired leasehold interest	—	—	39,215
Other income	1,344	1,393	1,210
Total revenue	387,649	414,160	407,042
EXPENSES
Depreciation and amortization	94,116	99,422	82,281
Real estate taxes	60,179	63,655	59,737
Property operating	64,062	78,360	54,339
General and administrative	38,220	34,984	30,691
Casualty and impairment loss, net(1)	12,738	4,426	7,382
Lease expense	14,466	11,448	10,848
Total expenses	283,781	292,295	245,278
Gain on sale of real estate	68,632	52,625	202
Gain on sale of lease	1,849	—	—
Interest income	9,774	8,336	2,248
Interest and debt expense	(66,639)	(64,868)	(56,218)
Gain (loss) on extinguishment of debt	—	2,524	(35,336)
Income before income taxes	117,484	120,482	72,660
Income tax (expense) benefit	(1,287)	(3,519)	278
Net income	116,197	116,963	72,938
Less: net (income) loss attributable to NCI in consolidated subsidiaries	25	(45)	(44)
Net income attributable to unitholders	$116,222	$116,918	$72,894

Earnings per unit - Basic:	$0.92	$0.92	$0.62
Earnings per unit - Diluted:	$0.92	$0.92	$0.61
Weighted average units outstanding - Basic	126,333	126,198	117,779
Weighted average units outstanding - Diluted	126,478	126,386	118,390
 (1) Refer to Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2017	99,754,900	$489,372	6,378,704	$37,081	$(30,696)	$360	$496,117
Net income attributable to unitholders	—	—	—	—	72,894	—	72,894
Net income attributable to noncontrolling interests	—	—	—	—	—	44	44
Common units issued as a result of common shares issued by Urban Edge	14,083,137	348,723	—	—	(319)	—	348,404
Limited partnership units issued, net	—	105,200	6,434,250	65,884	—	—	171,084
Distributions to Partners ($0.88 per unit)	—	—	—	—	(104,852)	—	(104,852)
Share-based compensation expense	—	4,532	—	2,530	75	—	7,137
Share-based awards retained for taxes	(10,508)	(287)	—	—	—	—	(287)
Balance, December 31, 2017	113,827,529	947,540	12,812,954	105,495	(62,898)	404	990,541
Net income attributable to unitholders	—	—	—	—	116,918	—	116,918
Net income attributable to noncontrolling interests	—	—	—	—	—	45	45
Common units issued as a result of common shares issued by Urban Edge	106,116	649	—	—	(172)	—	477
Equity redemption of OP Units	429,110	3,504	(429,110)	—	—	—	3,504
Limited partnership units issued, net	—	—	352,789	—	—	—	—
Reallocation of noncontrolling interests	—	1,263	—	(4,767)	—	—	(3,504)
Distributions to Partners ($0.88 per unit)	—	—	—	—	(111,360)	—	(111,360)
Share-based compensation expense	—	4,992	—	4,719	30	—	9,741
Share-based awards retained for taxes	(17,190)	(385)	—	—	—	—	(385)
Balance, December 31, 2018	114,345,565	957,563	12,736,633	105,447	(57,482)	449	1,005,977
Net income attributable to unitholders	—	—	—	—	116,222	—	116,222
Net loss attributable to noncontrolling interests	—	—	—	—	—	(25)	(25)
Impact of ASC 842 adoption	—	—	—	—	(2,918)	—	(2,918)
Common units issued as a result of common shares issued by Urban Edge	59,895	570	—	—	(131)	—	439
Equity redemption of OP Units	6,995,941	55,857	(6,995,941)	(4,279)	—	—	51,578
Equity redemption for cash	—	(3,422)	(357,998)	(2,556)	—	—	(5,978)
Limited partnership units issued, net	—	—	450,624	—	—	—	—
Reallocation of noncontrolling interests	—	4,521	—	(56,099)	—	—	(51,578)
Distributions to Partners ($0.88 per unit)	—	—	—	—	(111,857)	—	(111,857)
Share-based compensation expense	—	5,906	—	7,643	—	—	13,549
Share-based awards retained for taxes	(31,276)	(633)	—	—	—	—	(633)
Balance, December 31, 2019	121,370,125	$1,020,362	5,833,318	$50,156	$(56,166)	$424	$1,014,776
(1) Limited partners have a 4.6% common limited partnership interest in the Operating Partnership as of December 31, 2019 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$116,197	$116,963	$72,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93,785	100,063	82,511
Income from acquired leasehold interest	—	—	(39,215)
Casualty and impairment loss, net	12,738	5,574	5,637
Gain on sale of real estate	(68,632)	(52,625)	(202)
Gain on sale of lease	(1,849)	—	—
(Gain) loss on extinguishment of debt	—	(2,524)	35,336
Amortization of deferred financing costs	2,856	2,879	2,876
Amortization of below market leases, net	(15,940)	(33,975)	(9,502)
Noncash lease expense	8,205	—	—
Straight-lining of rent	1,021	(735)	352
Share-based compensation expense	13,549	9,741	7,137
Credit losses related to operating lease receivables	1,385	4,138	3,445
Change in operating assets and liabilities:
Tenant and other receivables	6,734	(13,327)	(13,749)
Deferred leasing costs	(4,303)	(4,675)	(4,110)
Prepaid and other assets	(3,331)	1,867	(4,432)
Lease liabilities	(7,107)	—	—
Accounts payable, accrued expenses and other liabilities	1,092	3,676	18,876
Net cash provided by operating activities	156,400	137,040	157,898
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(91,301)	(118,765)	(89,344)
Acquisition of real estate	(47,356)	(4,931)	(211,393)
Proceeds from sale of operating properties	116,510	57,593	5,005
Proceeds from sale of operating lease	6,949	—	—
Insurance proceeds	12,677	1,300	—
Net cash used in investing activities	(2,521)	(64,803)	(295,732)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(5,587)	(4,288)	(129,640)
Distributions to partners	(111,857)	(111,360)	(104,852)
Taxes withheld for vested restricted units	(633)	(385)	(287)
Debt issuance costs	(2,649)	—	(13,193)
Payment for redemption of units	(5,978)	—	—
Proceeds related to the issuance of common shares	439	477	348,404
Payment on extinguishment of debt	—	—	(1,138)
Purchase of marketable securities in connection with debt defeasance	—	—	(536,505)
Proceeds from borrowings	—	—	935,700
Net cash (used in) provided by financing activities	(126,265)	(115,556)	498,489
Net increase (decrease) in cash and cash equivalents and restricted cash	27,614	(43,319)	360,655
Cash and cash equivalents and restricted cash at beginning of year	457,522	500,841	140,186
Cash and cash equivalents and restricted cash at end of year	$485,136	$457,522	$500,841

See notes to consolidated financial statements.

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $1,425, $3,313 and $3,926, respectively	$64,751	$65,699	$55,140
Cash payments for income taxes	1,601	757	1,237
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	5,056	25,661	14,651
Write-off of fully depreciated assets	56,199	24,307	3,286
Mortgage debt forgiven in foreclosure	—	11,537	—
Acquisition of real estate through issuance of OP units	—	—	171,084
Acquisition of real estate through assumption of debt	—	—	69,659
Marketable securities transferred in connection with debt defeasance	—	—	536,590
Defeasance of mortgages payable	—	—	(505,473)
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$440,430	$490,279	$131,654
Restricted cash at beginning of year	17,092	10,562	8,532
Cash and cash equivalents and restricted cash at beginning of year	$457,522	$500,841	$140,186

Cash and cash equivalents at end of year	$432,954	$440,430	$490,279
Restricted cash at end of year	52,182	17,092	10,562
Cash and cash equivalents and restricted cash at end of year	$485,136	$457,522	$500,841
See notes to consolidated financial statements.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2019, Urban Edge owned approximately 95.4% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of December 31, 2019, our portfolio consisted of 74 shopping centers, four malls and a warehouse park totaling approximately 15.2 million sf.

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and with the instructions of Form 10-K. The consolidated financial statements as of and for the years ended December 31, 2019, 2018 and 2017 reflect the consolidation of the Company, the Operating Partnership, wholly-owned subsidiaries and those entities in which we have a controlling financial interest. All intercompany transactions have been eliminated in consolidation.

In accordance with ASC 205 Presentation of Financial Statements, the Company reclassified Property rentals and Tenant reimbursement income to Rental revenue on its consolidated statements of income for the years ended December 31, 2018 and 2017, respectively, as reflected beginning on Form 10-K for the year ended December 31, 2018. Additionally, the Company includes credit losses related to operating lease receivables as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income for the year ended December 31, 2019 as reflected in this Form 10-K due to the adoption of (“ASU 2016-02”) ASC 842 Leases. Provision for doubtful accounts are included in "Property operating expenses" in the consolidated statements of income for the years ended December 31, 2018 and 2017, respectively.

The Company includes real estate impairment charges, and casualty losses (gains) resulting from natural disasters in Casualty and impairment loss, net on its consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 as reflected in this Form 10-K. Refer to Note 9, Fair Value Measurements and Note 10, Commitments and Contingencies in Part II, Item 8. in this Annual Report on Form 10-K for information regarding real estate impairment charges and casualty losses (gains), respectively.

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

Real Estate — Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations that improve or extend the useful lives of assets are capitalized. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the property when completed. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to impairment expense. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete. Depreciation is recognized on a straight-line basis over estimated useful lives which range from one to 40 years.

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows or market conditions change, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

Real Estate Held For Sale — When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate its fair value, net of estimated costs to sell. If the estimated fair value, net of estimated costs to sell, of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. The Company classifies properties as held for sale when executed contract contingencies have been satisfied, which signify that the sale is legally binding. As of December 31, 2019, two properties in Lawnside, NJ and Bethlehem, PA were classified as held for sale and the properties’ assets were included in prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2019. Refer to Note 4, Acquisitions and dispositions in Part II, Item 8. in this Annual Report on Form 10-K.

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

Restricted Cash — Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, leasing commissions, capital expenditures and cash held for potential Internal Revenue Code Section 1031 tax deferred exchange transactions.

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

Deferred Leasing Costs — Deferred leasing costs include incremental costs of a lease that would have not been incurred if the lease had not been executed, including broker and sale commissions and contingent legal fees. Such costs are capitalized and amortized on a straight-line basis over the term of the related leases.

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

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•
Rental revenue for fiscal periods prior to January 1, 2019: Rental revenue comprises revenue from property rentals and tenant expense reimbursements, as designated within tenant operating leases in accordance with ASC 840 Leases.

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

•
Rental revenue for fiscal periods beginning on or after January 1, 2019: Rental revenue comprises revenue from fixed and variable lease payments, as designated within tenant operating leases in accordance with ASC 842 Leases, as described further in our Leases accounting policy in Note 3 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K. Additionally, credit losses related to operating lease receivables are recognized as adjustments to rental revenue in accordance with ASC 842.

◦
Credit losses related to operating lease receivables: We periodically evaluate the collectibility of amounts due from tenants and disputed enforceable charges, resulting from the inability of tenants to make required payments under their lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue.

•
Income from acquired leasehold interest: Income from acquired leasehold interest was revenue generated in connection with the write-off of an unamortized intangible liability balance related to the below-market ground lease as well as the balance of the straight-line receivable balance, upon acquisition of the leasehold interest of the property.

•
Other Income: Other income is generated in connection with certain services provided to tenants for which we earn a fee. This revenue is recognized as the services are transferred in accordance with ASC 606 Revenue from Contracts with Customers.

•
Management and development fees: We generate management and development fee income from contractual property management agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.

Leases — We have approximately 1,100 operating leases at our retail shopping centers and malls, which generate rental income from tenants and operating cash flows for the Company. Our tenant leases are dependent on the Company, as lessor, agreeing to provide our tenants with the right to control the use of our real estate assets, as lessees. Our real estate assets are comprised of retail shopping centers and malls. Tenants agree to use and control their agreed upon space for their business purposes. Thus, our tenants obtain substantially all of the economic benefits from the use of our shopping center space and have the right to direct how and for what purpose the real estate space is used throughout the period of use. Given these contractual terms, the Company has determined that all tenant contracts of this nature contain a lease. The Company assesses lease classification for each new and modified lease. All new and modified tenant leases commenced in the year ended December 31, 2019 have been assessed and classified as operating leases.

Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent or the Consumer Price Index ("CPI"). Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales. Variable lease payments dependent on the CPI, will change in accordance with the corresponding increase or decrease in CPI if negotiated and agreed upon in the tenant's lease. Variable lease payments dependent on percentage rent and the CPI were $4.1 million for the year ended December 31, 2019. Variable lease payments also arise from tenant expense reimbursements, which provide for the recovery of all or a portion of the operating expenses, common area maintenance expenses, real estate taxes, insurance and capital improvements of the respective property and amounted to $105.3 million for the year ended December 31, 2019. The Company accounts for variable lease payments as "Rental revenue" on the consolidated statement of income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

The Company also has 21 properties in its portfolio either completely or partially on land or a building that are owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from less than two years to over 80 years and provide us the right to operate each such property. We also lease or sublease real estate for our three corporate offices with remaining terms of less than one year. Right-of-use ("ROU") assets are recorded for these leases, which represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. As of December 31, 2019, no other contracts have been identified as leases. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and ROU asset.

For finance leases and operating leases, the discount rate applied to measure each ROU asset and lease liability is based on the incremental borrowing rate of the lease due to the rate implicit in the lease not being readily determinable. The Company initially considers the general economic environment and factors in various financing and asset specific secured borrowings so that the overall incremental borrowing rate is appropriate to the intended use of the lease. Certain expenses derived from these leases are variable and are not included in the measurement of the corresponding lease liability and ROU asset, but are recognized in the period in which the obligation for those payments is incurred. These variable lease payments consist of payments for real estate taxes and common area maintenance, which is dependent on projects and activities at each individual property under ground or building lease.

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

Variable Interest Entities — Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or which do not have the obligation to absorb expected losses, do not have the right to receive expected residual returns, or do not have the characteristics of a controlling financial interest qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The consolidated financial statements reflect the consolidation of VIEs in which the Company is the primary beneficiary.

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

Compensation expense for restricted share awards is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule or a cliff vesting schedule, we have elected to recognize compensation expense on a straight-line basis. The OPP unrecognized compensation expense is recognized on a straight-line basis over the remaining life of the OPP awards issued. Share-based compensation expense is included in general and administrative expenses on the consolidated statements of income.

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

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2019. As of December 31, 2019, The Home Depot was our largest tenant with seven stores which comprised an aggregate of 920,000 sf and accounted for approximately $23.0 million, or 5.9% of our total revenue for the year ended December 31, 2019.

Recently Issued Accounting Literature
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

We initially applied the standard at the beginning of the period of adoption through the transition method issued by ASU 2018-11 and have presented comparative periods under ASC 840 Leases. Due to the effects of applying ASC 842, the Company recognized a $2.9 million cumulative-effect adjustment to its accumulated deficit to adjust reserves on receivables from straight-line rents. The new standard requires lessees to apply a two-model approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company has elected the short-term lease recognition exemption, and therefore, leases with a term of 12 months or less are not recognized on the balance sheet. The new standard requires lessors to account for leases using an approach that is substantially equivalent to guidance for sales-type leases, direct financing leases and operating leases under ASC 840. For purposes of transition, we did not elect the hindsight practical expedient but did elect the land easement practical expedient to not reassess whether existing land easements contain leases and the practical expedient package, which has been applied consistently to all of our leases. As a result of electing the practical expedient package, we did not (i) reassess whether any expired or existing contracts are or contain leases, (ii) reassess the lease classification for any expired or existing leases or (iii) reassess initial direct costs for any existing leases.

From a lessee perspective, the initial adoption on January 1, 2019 resulted in the recognition of operating lease ROU assets and lease liabilities for 24 operating leases with an aggregate balance of $98.5 million and $93.6 million, respectively. On January 1, 2019, we also reclassified $11.9 million of acquired below-market lease intangibles and $7.1 million of accrued rent and adjusted the carrying values of our ROU assets by the corresponding amounts. As of December 31, 2019, our operating lease ROU assets and lease liabilities were $81.8 million and $79.9 million, respectively, as presented on our consolidated balance sheet. Subsequent to adoption, the Company recognized a finance lease ROU asset and finance lease liability of $2.7 million and $3.0 million, respectively, in connection with the Company’s acquisition of the lessee position of a ground lease on November 1, 2019. The Company recognizes interest expense on the finance lease liability. The standard's adoption has also impacted the presentation of our consolidated income statement due to accounting for the lease and non-lease components as a single lease component for all classes of underlying assets, presented as lease expense on the consolidated statement of income. Prior to the adoption of ASC 842, related lease and non-lease expense amounts were recognized within lease expense, real estate taxes, property operating expenses and general administrative expenses on the consolidated statement of income.

From a lessor perspective, the adoption resulted in additional general and administrative expenses, attributable to internal leasing department costs not meeting the definition of initial direct costs under ASC 842. Capitalized internal leasing costs were $0.7 million for the year ended December 31, 2018. The standard's adoption has also impacted the presentation of our consolidated income statement due to accounting for lease and non-lease components as a single lease component, presented as rental revenue on the consolidated statement of income, however there has been no change in the timing of revenue recognition since adoption. Additionally, under the amendments issued in ASU 2018-20, the Company has accounted for common area maintenance expenses of $2.7 million paid directly by tenants to third-parties as variable rental revenue and has reported the corresponding expense within property operating expenses. Real estate taxes and insurance expenses paid directly by tenants have not been recognized as rental revenue, real estate taxes and property operating expenses on the consolidated statements of income.

The adoption of this standard has also resulted in additional quantitative and qualitative footnote disclosures (refer to Note 8 Leases to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Effective for the fiscal period beginning January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses. In connection with the adoption of ASU 2016-03, we also adopted (i) ASU 2018-19 Codification Improvements to ASC 326, Financial Instruments - Credit Losses, (ii) ASU 2019-04, Codification Improvements to ASC 326, Financial Statements - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, (iii) ASU 2019-05 Financial Instruments - Credit Losses (ASC 326): Targeted Transition Relief and (iv) ASU 2019-11 Codification Improvements to ASC 326, Financial Instruments - Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments and also modifies the impairment model with new methodology for estimating credits losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which included amendments to clarify receivables arising from operating leases are within the scope ASC 842. Due to the adoption of ASC 842, the Company includes credit losses related to operating lease receivables as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income. The adoption of ASU 2016-13 will not have a material impact to our consolidated financial statements and disclosures.

In August 2018, the FASB issued ASU 2018-13 Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement to ASC 820, Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements for fair value measurements by removing, modifying, and/or adding certain disclosures. ASU 2018-13 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2019. We elected to early adopt ASU 2018-13 effective January 1, 2019. The adoption of ASU 2018-13 did not have a material impact on our consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting. ASU 2019-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. We are currently evaluating the impact ASU 2019-12 may have to our consolidated financial statements and disclosures.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the years ended December 31, 2019 and December 31, 2018, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)
November 1, 2019	25 East Spring Valley Ave	Maywood	NJ	43,800	$7,162
November 8, 2019	Wonderland Marketplace	Revere	MA	139,500	24,209
December 9, 2019	150 Route 4 East	Paramus	NJ	12,000	7,118
				2019 Total	$38,489	(1)

January 26, 2018	938 Spring Valley Road	Maywood	NJ	2,000	$719
February 23, 2018	116 Sunrise Highway	Freeport	NY	4,750	447
February 28, 2018	197 West Spring Valley Ave	Maywood	NJ	16,300	2,799
May 24, 2018	7 Francis Place	Montclair	NJ	3,000	966
				2018 Total	$4,931	(1)
(1) The total purchase prices for the properties acquired in the year ended December 31, 2019 and December 31, 2018, respectively, include $0.3 million and $0.1 million of transaction costs incurred in relation to the transactions.

The Company purchased three assets with a total consideration of $38 million during the year ended December 31, 2019. One asset is located in the Boston metropolitan area and two assets are adjacent to our existing property, Bergen Town Center. The acquisitions were executed through Internal Revenue Code Section 1031 tax deferred exchange transactions and funded using proceeds from dispositions. The properties purchased during the year ended December 31, 2018 are all adjacent to centers currently owned by the Company. Consideration for these purchases consisted of cash.

The aggregate purchase price of the above property acquisitions has been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	ROU asset net of lease liability	Total Purchase Price
(in thousands)
25 East Spring Valley Ave(2)	$—	$6,824	$623	$(31)	$(254)	$7,162
Wonderland Marketplace	6,323	17,130	2,947	(2,191)	—	24,209
150 Route 4 East	7,118	—	—	—	—	7,118
2019 Total	$13,441	$23,954	$3,570	$(2,222)	$(254)	$38,489

938 Spring Valley Road	$519	$200	$—	$—	$—	$719
116 Sunrise Highway	151	296	—	—	—	447
197 West Spring Valley Ave	1,768	1,031	—	—	—	2,799
7 Francis Place	381	585	—	—	—	966
2018 Total	$2,819	$2,112	$—	$—	$—	$4,931
(1) As of December 31, 2019, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2019 were 11.2 years and 23.8 years, respectively.
(2) In connection with this acquisition, the Company acquired the lessee position of a ground lease and recognized a finance lease ROU asset and finance lease liability of $2.7 million and $3.0 million, respectively.

As of December 31, 2019, the Company was under contract to purchase two properties situated in the Midwood section of Brooklyn, NY for $165 million. A $10.0 million deposit related to these acquisitions was included in the balance of the Company’s prepaid expenses and other assets in the consolidated balance sheets as of December 31, 2019. In February 2020 we completed the acquisitions of these properties.

Dispositions

During the year ended December 31, 2019, we disposed of eight properties and received proceeds of $112.8 million, net of selling costs, resulting in a $68.6 million net gain on sale of real estate on our consolidated statements of income during the year ended December 31, 2019. We disposed of two additional properties in January 2020 for net cash proceeds of $27.9 million.
During the year ended December 31, 2019, the Company also sold its lessee position in one of its ground leases and received proceeds of $6.9 million, net of selling costs, and derecognized the lease’s ROU asset and corresponding lease liability. We recognized a gain on sale of lease of $1.8 million on our consolidated statements of income during the year ended December 31, 2019 as a result of the sale.
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

Real Estate Held for Sale
As of December 31, 2019, our two properties in Lawnside, NJ and Bethlehem, PA were classified as held for sale based on executed contracts of sale with third-party buyers. The Company classifies properties as held for sale when executed contract contingencies have been satisfied, which signify that the sale is legally binding. The aggregate amount of these properties was $3.5 million and $3.1 million, respectively, and were included in prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2019.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our identified intangible assets and liabilities:

(Amounts in thousands)	December 31, 2019	December 31, 2018
In-place leases	$71,328	$75,454
Accumulated amortization	(27,254)	(24,713)
Below-market ground leases(1)	—	23,730
Accumulated amortization(1)	—	(11,791)
Above-market leases	6,100	7,129
Accumulated amortization	(2,998)	(2,565)
Other intangible assets	1,635	1,635
Accumulated amortization	(690)	(457)
Identified intangible assets, net of accumulated amortization	48,121	68,422
Below-market leases	191,440	209,316
Accumulated amortization	(62,610)	(65,058)
Identified intangible liabilities, net of accumulated amortization	$128,830	$144,258
(1) In connection with the adoption of ASC 842 on January 1, 2019, we reclassified acquired below-market lease intangibles and adjusted the carrying values of our ROU assets by the corresponding amount.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in rental income of $15.9 million, $34.0 million, and $9.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Amortization of acquired in-place leases and customer relationships resulted in depreciation and amortization expense of $8.8 million, $15.1 million, $9.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.

The following table sets forth the estimated annual amortization expense related to intangible assets and liabilities for the five succeeding years commencing January 1, 2020:

(Amounts in thousands)	Below-Market	Above-Market
Year	Operating Lease Amortization	Operating Lease Amortization	In-Place Leases
2020	$9,648	$(998)	$(6,506)
2021	9,509	(799)	(5,212)
2022	9,433	(435)	(4,285)
2023	9,381	(325)	(3,814)
2024	9,146	(262)	(3,341)

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of December 31, 2019 and December 31, 2018.

		Interest Rate at	December 31,	December 31,
(Amounts in thousands)	Maturity	December 31, 2019	2019	2018
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	3.31%	$28,930	$28,930
Westfield (One Lincoln Plaza)(1)	5/24/2022	3.31%	4,730	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	3.31%	55,340	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	3.61%	29,000	29,000
Watchung(2)	11/15/2024	3.61%	27,000	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	3.61%	24,500	24,500
Total variable rate debt			169,500	169,500
Fixed rate
Montehiedra (senior loan)	7/6/2021	5.33%	83,202	84,860
Montehiedra (junior loan)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center - West, Paramus	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	10,978	11,582
Jersey City (Hudson Mall)(5)	12/1/2023	5.07%	23,625	24,326
Yonkers Gateway Center(6)	4/6/2024	4.16%	30,122	31,704
Las Catalinas	8/6/2024	4.43%	129,335	130,000
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)(4)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	23,798	24,000
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco(3)	11/15/2034	6.40%	13,488	13,987
Total fixed rate debt			1,386,748	1,392,659
	Total mortgages payable		1,556,248	1,562,159
	Unamortized debt issuance costs		(10,053)	(11,917)
Total mortgages payable, net of unamortized debt issuance costs			$1,546,195	$1,550,242

(1)	Bears interest at one month LIBOR plus 160 bps.

(2)	Bears interest at one month LIBOR plus 190 bps.

(3)
The mortgage payable balance on the loan secured by Mt Kisco includes $0.9 million and $1.0 million of unamortized debt discount as of December 31, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt discount is 7.37% as of December 31, 2019.

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

(5)
The mortgage payable balance on the loan secured by Hudson Mall includes $1.0 million and $1.2 million of unamortized debt premium as of December 31, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt premium is 3.90% as of December 31, 2019.

(6)
The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.6 million and $0.7 million of unamortized debt premium as of both December 31, 2019 and December 31, 2018, respectively. The effective interest rate including amortization of the debt premium is 3.80% as of December 31, 2019.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.2 billion as of December 31, 2019. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2019, we were in compliance with all debt covenants.

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

As of December 31, 2019, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2020	$7,515
2021	122,628
2022	99,711
2023	344,367
2024	274,316
2025	32,306
Thereafter	675,405

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. On July 29, 2019, we entered into a second amendment to the Agreement to extend the maturity date to January 29, 2024 with two six-month extension options. Company borrowings under the Agreement are subject to interest at LIBOR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts have been drawn to date under the Agreement. Financing fees associated with the Agreement of $3.9 million and $2.2 million as of December 31, 2019 and December 31, 2018, respectively, are included in deferred financing fees, net in the consolidated balance sheets.

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

The Company satisfied its REIT distribution requirement by distributing $0.88 per common share in 2019. The taxability of such dividends are as follows:

	Year Ended December 31,
	2019	2018	2017
Dividend paid per share	$0.88	$0.88	$0.88
Ordinary income	83%	100%	58%
Return of capital	—%	—%	—%
Capital gains	17%	—%	42%

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns.

On December 31, 2017, the Company elected, for tax purposes, to treat the wholly-owned limited partnership that held its Allentown property as a taxable REIT subsidiary (“TRS”). A TRS is a corporation, other than a REIT, in which we directly or indirectly hold stock, which has made a joint election with us to be treated as a TRS under Section 856(l) of the Code. A TRS is required to pay regular U.S. federal income tax, and state and local income tax where applicable, as a non-REIT “C” corporation. The Allentown legal entity restructuring resulted in a capital gain recognized for tax purposes in 2017 and a step up in tax basis to the Allentown property resulting in no capital gains recognized for tax purposes in 2018 upon the property’s sale on April 26, 2018. The Company’s consolidated financial statements for the year ended December 31, 2018 reflect the TRS’ federal and state corporate income taxes associated with the operating activities at the TRS. The tax expense recorded in association with the operating activities of the TRS was $0.2 million for the year ended December 31, 2018. As of December 31, 2018, the Allentown TRS has been dissolved and as such, the Company’s consolidated financial statements for the year ended December 31, 2019 do not reflect any corporate income taxes associated with such TRS.
During the year ended December 31, 2019, certain non-real estate operating activities, non-qualifying for REIT purposes, commenced through the Company’s operating TRS and are subject to federal, state and local income taxes. These income taxes are included in the income tax expense in the consolidated statements of income.
Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated statements of income. Income before income taxes at our two Puerto Rico malls during the year ended December 31, 2019 was $9.4 million. The Puerto Rico tax expense recorded was $1.2 million and $3.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. For the year ended December 31, 2017, the Puerto Rico tax benefit recorded was $0.3 million. Both properties are held in a special partnership for Puerto Rico tax reporting purposes (the general partner being a qualified REIT subsidiary or “QRS”).

Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

Income tax expense (benefit) for the years ended December 31, 2019, 2018 and 2017 consists of the following:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Income tax expense (benefit):
Current:
U.S. federal income tax	$—	$154	$—
U.S. state and local income tax	66	101	22
Puerto Rico income tax	851	560	674
Total current	917	815	696
Deferred:
Puerto Rico income tax(1)	370	2,704	(974)
Total deferred	370	2,704	(974)
Total income tax expense (benefit)	$1,287	$3,519	$(278)

(1) Due to the effects of applying ASC 842 on January 1, 2019, deferred tax benefit of $0.8 million was recognized within a cumulative-effect adjustment to accumulated deficit to adjust reserves on receivables from straight-line rents. Refer to Note 3 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.
Provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to consolidated net income before income taxes as follows:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Federal provision at statutory tax rate(1)	$24,672	$25,301	$25,431
Income before income taxes not subject to federal tax provision	(24,677)	(14,390)	(25,431)
TRS permanent book to tax adjustments	—	(10,740)	—
State and local income tax provision, net of federal benefit	66	84	22
Puerto Rico income tax provision	1,221	3,264	(300)
Change in valuation allowance	5	—	—
Total income tax expense (benefit)	$1,287	$3,519	$(278)
(1) Federal statutory tax rate of 21% for the years ended December 31, 2019 and 2018 and federal statutory tax rate of 35% for the year ended December 31, 2017.

Below is a table summarizing the Company’s deferred tax assets and liabilities as of December 31, 2019 and 2018:

	Balance at
(Amounts in thousands)	December 31, 2019	December 31, 2018
Deferred tax assets:
Amortization of deferred financing costs	$69	$115
Credit losses related to operating lease receivables	461	522
Hurricane insurance claims receivable	—	460
Charitable contribution	5	5
Net operating loss	5	—
Valuation allowance	(5)	—
Total deferred tax assets	535	1,102

Deferred tax liabilities:
Depreciation	(4,416)	(4,489)
Straight line rent	(1,051)	(1,920)
Amortization of acquired leases	(205)	(225)
Total deferred tax liabilities	(5,672)	(6,634)

Net deferred tax liabilities	$(5,137)	$(5,532)

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. For the year ended December 31, 2019, the Company reduced the carrying amount of the deferred tax asset established from a net operating loss generated at the Company’s operating TRS. This determination is based on the operating TRS’ anticipated future taxable income and the reversal of the deferred tax asset.

We record uncertain tax positions in accordance with ASC 740 Income Taxes on the basis of a two-step process whereby (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company has not recorded any uncertain tax positions for tax year 2019.

The Operating Partnership is organized as a limited partnership and is generally not subject to federal income tax. Accordingly, no provision for federal income taxes has been reflected in the accompanying consolidated financial statements outside of the Company’s TRS activities.

8.     LEASES

Leases as lessor
We have approximately 1,100 operating leases at our retail shopping centers and malls, which generate rental income from tenants and operating cash flows for the Company. Our tenant base comprises a diverse group of merchants including department stores, supermarkets, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. Tenant leases for under 10,000 sf generally have lease terms of 5 years or less. Tenant leases for 10,000 sf or more are considered anchor leases and generally have lease terms of 10 to 25 years, with one or more renewal options available upon expiration of the initial lease term. Contractual rent increases for the renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal.

The components of rental revenue for the year ended December 31, 2019 were as follows:

(Amounts in thousands)	Year Ended December 31, 2019
Rental Revenue
Fixed lease revenue	$274,397
Variable lease revenue	110,008
Total rental revenue	$384,405

Property, plant and equipment under operating leases as lessor
As of December 31, 2019, substantially all of the Company’s real estate assets are subject to operating leases.

Maturity analysis of lease payments as lessor
The Company’s operating leases are disclosed in the aggregate due to their consistent nature as real estate leases. As of December 31, 2019, the undiscounted cash flows to be received from lease payments of our operating leases on an annual basis for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2020	$259,487
2021	242,651
2022	225,251
2023	201,736
2024	167,281
2025	142,947
Thereafter	757,446
Total undiscounted cash flows	$1,996,799

As of December 31, 2018, future base rental revenue under non-cancelable operating leases, under ASC 840 as lessor, was as follows:

(Amounts in thousands)
Year Ending December 31,
2019	$256,598
2020	235,652
2021	216,247
2022	198,449
2023	176,282
Thereafter	986,865

These future minimum amounts do not include additional rents based on a percentage of tenants’ sales and tenant expense reimbursements. For the years ended December 31, 2018 and 2017, rental revenue from percentage rent was $2.0 million and $1.2 million, respectively. For the years ended December 31, 2018 and 2017, rental revenue from tenant expense reimbursements was $108.7 million and $99.1 million, respectively.

Leases as lessee
As of December 31, 2019, the Company had 21 properties in its portfolio either completely or partially on land or a building that was owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from less than two years to over 80 years and provide us the right to operate the property. We also lease or sublease real estate for our three corporate offices with remaining terms of less than one year.
During the year ended December 31, 2019, the Company reassessed the lease term of one of its ground leases due to a change in circumstances in our election to renew the ground lease. As a result of this reassessment, the Company remeasured the lease liability by using revised inputs as of the reassessment date and recorded an additional ROU asset and lease liability of $5.0 million, respectively.
During the year ended December 31, 2019, the Company sold its lessee position in one of its operating ground leases for $6.9 million, net of selling costs, and derecognized the lease’s ROU asset and corresponding lease liability. We recognized a gain on sale of lease of $1.8 million on our consolidated statements of income during the year ended December 31, 2019 as a result of the sale. Additionally, on July 31, 2019, the Company’s lessee position in one of its ground leases expired in accordance with the terms of the lease.
Additionally, on November 1, 2019 the Company recognized a finance lease ROU asset and finance lease liability of $2.7 million and $3.0 million, respectively, in connection with the Company’s acquisition of the lessee position of a ground lease. The Company assessed the lease classification as a finance lease due to the Company’s reasonably certain likelihood of exercising its option to purchase the lease. The finance lease ROU asset is included within prepaid expenses and other assets on our consolidated balance sheets as of December 31, 2019 and the finance lease liability is included within accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of December 31, 2019.
The components of lease expense for the year ended December 31, 2019 were as follows:

(Amounts in thousands)	Year Ended December 31, 2019
Lease expense
Operating lease cost(1)	$11,730
Variable lease cost	2,736
Total lease expense	$14,466
(1) During the year ended December 31, 2019, the Company recognized sublease income of $19.7 million, included in rental revenue on the consolidated statement of income in relation to certain ground and building lease arrangements. Operating lease cost includes amortization of below-market ground lease intangibles and straight-line lease expense.

In addition, the Company recognized finance lease cost of under $0.1 million during the year ended December 31, 2019, included in interest and debt expense on the consolidated statements of income.

Supplemental balance sheet information related to leases as of December 31, 2019 was as follows:

	December 31, 2019
Supplemental noncash information	Operating leases	Finance lease
Weighted-average remaining lease term	15.3 years	36.2 years
Weighted-average discount rates	4.03%	4.01%

Supplemental cash information related to leases for the year ended December 31, 2019 was as follows:

(Amounts in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,698
Operating cash flows from finance lease	10
Financing cash flows from finance lease	8

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	98,980
Finance lease	2,991

Maturity analysis of lease payments as lessee

The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented in the table below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability on the consolidated balance sheet by considering the present value discount.

(Amounts in thousands)	Operating	Finance
Year Ending December 31,	leases	lease
2020	$9,235	$109
2021	8,647	109
2022	8,666	109
2023	8,466	109
2024	8,470	109
2025	6,568	109
Thereafter	62,551	6,424
Total undiscounted cash flows	112,603	7,078
Present value discount	(32,690)	(4,096)
Discounted cash flows	$79,913	$2,982

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2019 and December 31, 2018.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2019 and December 31, 2018.

	As of December 31, 2019		As of December 31, 2018
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$432,954	$432,954	$440,430	$440,430
Liabilities:
Mortgages payable(1)	$1,556,248	$1,590,503	$1,562,159	$1,543,963

(1) Carrying amounts exclude unamortized debt issuance costs of $10.1 million and $11.9 million as of December 31, 2019 and December 31, 2018, respectively.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment, when events or changes in circumstances indicate that the carrying value may not be recoverable.
During the year ended December 31, 2019, the Company recognized impairment charges of $26.3 million on four retail properties that the Company is actively marketing. The impairment loss was calculated as the difference between the assets’ individual carrying values and the estimated aggregated fair values of $38.5 million, less estimated selling costs. The valuation of these properties were based on capitalization rates, discounted future cash flows, third-party appraisals, broker selling estimates and sale agreements under negotiations. The capitalization rates (ranging from 9.9% to 12.1%) and discounts rates (ranging from 9.3% to 10.8%) utilized in the analyses were based upon unobservable rates that the Company believes to be in a reasonable range of current market rates.

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

During the year ended December 31, 2017, we recognized a $3.5 million impairment charge on our property in Eatontown, NJ. Our determination of fair value was based on the executed contract of sale with the third-party buyer.

The Company believes the inputs utilized to measure these fair values were reasonable in the context of applicable market conditions, however due to the significance of the unobservable inputs in the overall fair value measures, including market conditions and expectations for growth, the Company determined that such fair value measurements are classified as Level 3.

Aggregate impairment charges of $26.3 million, $5.6 million and $3.5 million, respectively, are included as an expense within casualty and impairment loss, net on our consolidated statements of income for the years ended December 31, 2019, 2018 and 2017.

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Redevelopment
As of December 31, 2019, we had approximately $65.6 million of active development, redevelopment and anchor repositioning projects underway, of which $29.9 million remains to be funded. Based on current plans and estimates, we anticipate the remaining amounts will be expended over the next two years.
Insurance
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico and (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $139 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes and (iii) numerous other insurance policies including trustees’ and officers’ insurance, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for acts of terrorism but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. In addition, the Company maintains coverage for certain cybersecurity losses providing first and third-party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability. Insurance premiums are typically charged directly to each of the retail properties and warehouses but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
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

Tornado-Related Charges
On June 13, 2018, a tornado hit our shopping center in Wilkes-Barre, PA, damaging approximately 13% of the property’s gross leasable area. During the year ended December 31, 2019, the Company settled the related insurance claim with its carrier for $5.5 million. Of this amount, the Company recognized $4.8 million as a casualty gain during the year ended December 31, 2019 included in casualty and impairment loss, net on the accompanying consolidated statements of income. As part of the settlement, the Company recognized $0.3 million as business interruption proceeds within rental revenue during the year ended December 31, 2019.

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria made landfall, damaging our two properties in Puerto Rico. During the year ended December 31, 2017, the Company incurred a $2.2 million charge reflecting the net book value of assets damaged and incurred $1.7 million of hurricane-related expenses, included in casualty and impairment loss, net on the accompanying consolidated statements of income. During the year ended December 31, 2017, the Company recognized $2.2 million of business interruption losses, net of $1.8 million in cash advances received from its insurance carrier. Losses of $0.9 million pertained to rent abatements when the malls were closed or inoperable as a result of the hurricane, recorded as a reduction of rental revenue, and $1.3 million was recorded within property operating expenses to provision for doubtful accounts for unpaid rents.

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

In June 2019, the Company finalized its insurance recovery related to Hurricane Maria with its carrier at $14.3 million, of which $3.3 million was previously received, subject to deductibles of $2.3 million. We recognized an $8.7 million casualty gain during the year ended December 31, 2019 as a result of the remaining insurance proceeds from the settlement agreement for our two malls in Puerto Rico.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $2.7 million and $1.7 million on our consolidated balance sheets as of December 31, 2019 and December 31, 2018, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects third-party estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the year ended December 31, 2019 and December 31, 2018, the Company recognized $1.4 million and $0.6 million, respectively, of environmental remediation costs included in property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

During the year ended December 31, 2018, Toys “R” Us, Sears, Fallas, and National Wholesale Liquidators filed for Chapter 11 bankruptcy protection.

During September 2017, Toys “R” Us filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code and announced an orderly wind-down of its U.S. business and liquidation of all U.S. stores on March 15, 2018. Prior to the liquidation, the Company had leases with Toys “R” Us at nine locations with annual rental revenue of $7.6 million. In connection with the Toys “R” Us bankruptcy, the Company recognized a write-off of $21.6 million of below-market intangible liabilities (classified within rental revenue), $15.5 million of lease termination payments (classified within property operating expense) and a $1.0 million write-off of reserves on receivables from straight-line rents in the year ended December 31, 2018. During the year ended December 31, 2019, the Company received $1.2 million of bankruptcy settlement income in connection with the bankruptcy proceedings of Toys "R" Us. The settlement proceeds were used to offset outstanding credit losses and the remaining proceeds were recorded to other income. No determination has been made as to the amount or timing of additional bankruptcy settlement proceeds, if any, that may be received.

Fallas filed for Chapter 11 bankruptcy protection on August 6, 2018. Prior to the tenant vacating, the Company had one lease with Fallas at the Shops at Bruckner in the Bronx, NY comprising approximately 38,000 sf which generated $1.4 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $0.8 million of below-market intangible liabilities (classified within rental revenue) in the year ended December 31, 2018. As of December 31, 2019, the Company executed a lease with LA Fitness for this space.

Sears filed for Chapter 11 bankruptcy protection on October 15, 2018. The Company had four Kmart leases with Sears comprising approximately 547,000 sf, which generated $8.5 million in annual rental revenue. Property rents were paid on all four Kmart locations through April 2019. In April 2019, our Kmart leases at Las Catalinas and Huntington, NY were rejected and we recognized a $7.4 million write-off of the below-market intangible liability connected with the lease in Huntington, NY (classified within rental revenues). ESL assumed the Company’s remaining two Kmart leases at Montehiedra and at Bruckner Commons. In January 2020 the Company executed a lease with ShopRite for its former Kmart space in Huntington, NY.

National Wholesale Liquidators filed for Chapter 11 bankruptcy protection on October 24, 2018. The Company had one lease with National Wholesale Liquidators in Lodi, NJ comprising approximately 171,000 sf, which generated $3.1 million in annual rental revenue. This lease was rejected and returned to us on November 30, 2018. In connection with the bankruptcy, the Company recorded a $0.8 million write-off of reserves on receivables from straight-line rents in the year ended December 31, 2018. The Company is in active negotiations to lease this property.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2019	December 31, 2018
Other assets	$7,460	$2,615
Real estate held for sale	6,574	—
Deposits for acquisitions	10,000	150
Prepaid expenses:
Real estate taxes	6,491	6,911
Insurance	1,520	2,509
Rent, licenses/fees	1,655	783
Total Prepaid expenses and other assets	$33,700	$12,968

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2019	December 31, 2018
Deferred tenant revenue	$26,224	$28,697
Accrued capital expenditures and leasing costs	7,893	29,754
Accrued interest payable	9,729	8,950
Security deposits	5,814	5,396
Deferred tax liability, net	5,137	5,532
Accrued payroll expenses	5,851	5,747
Other liabilities and accrued expenses	15,996	14,441
Total accounts payable, accrued expenses and other liabilities	$76,644	$98,517

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Interest expense	$63,783	$61,989	$53,342
Amortization of deferred financing costs	2,856	2,879	2,876
Total Interest and debt expense	$66,639	$64,868	$56,218

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
In 2016, the Company established an at-the-market (“ATM”) equity program, pursuant to which the Company could offer and sell from time to time its common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250.0 million through a consortium of broker dealers acting as sales agents. During the years ended December 31, 2019, 2018 and 2017, respectively, no common shares were issued under the ATM equity program. The Company’s ATM program expired in August 2019. We had no obligation to sell the remaining shares available under the ATM equity program.
Units of the Operating Partnership
An equivalent number of common units were issued by the Operating Partnership to the Company in connection with the Company’s issuance of common shares of beneficial interest under the ATM equity program.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2019, Urban Edge owned approximately 95.4% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the years ended December 31, 2019 and 2018, the Company declared common stock dividends and OP unit distributions of $0.88 per share/unit in the aggregate. We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the years ended December 31, 2019 and 2018, 6,920 and 8,419 shares were issued under the DRIP, respectively.
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
The total of the OP units and LTIP units represent a 5.8% weighted-average interest in the Operating Partnership for the year ended December 31, 2019. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. On August 5, 2019, the Company received requests from certain holders of OP units to redeem 357,998 units. The Company elected to satisfy the redemption requests by repurchasing the units at a price of $16.70 per unit, for total cash consideration of $6.0 million.
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
Outperformance Plans
The Compensation Committee of the Board of Trustees of the Company approved the Company’s 2015 Outperformance Plan (“2015 OPP”) on November 3, 2015 and the Company’s 2017 Outperformance Plan (“2017 OPP”) on February 24, 2017. Both Outperformance Plans are multi-year, performance-based equity compensation plans under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units if, and only if, we outperform a predetermined total shareholder return (“TSR”) and/or outperform the market with respect to a relative TSR over the three-year period beginning on the date the respective plan was approved. The aggregate notional amounts of the 2015 OPP grant and the 2017 OPP grant are $10.2 million and $12.0 million, respectively.
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
The fair values of the 2015 OPP and the 2017 OPP on the dates of grant were $3.9 million and $4.1 million, respectively. A Monte Carlo simulation was used to estimate the fair values based on the probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. For the 2015 OPP, assumptions include historical volatility (25.0%), risk-free interest rates (1.2%), and historical daily return as compared to our Peer Group (which ranged from 19.0% to 27.0%). For the 2017 OPP, assumptions include historical volatility (19.7%), risk-free interest rates (1.5%), and historical daily return as compared to our Peer Group. For both plans, such amounts are being amortized into share-based compensation expense over a five-year period from the dates of grant, using graded vesting attribution models. In the years ending December 31, 2019, 2018, and 2017 we recognized $1.4 million, $1.7 million and $2.0 million of compensation expense related to the 2015 and 2017 OPPs’ LTIP Units, respectively. As of December 31, 2019, there was $0.8 million of total unrecognized compensation cost related to the 2015 and 2017 OPPs’ LTIP Units, which will be recognized over a weighted-average period of 0.8 years.

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
For the performance-based awards under the 2018 LTI Plan, participants have the opportunity to earn awards in the form of LTIP Units if, and only if, Urban Edge’s absolute and/or relative total shareholder return (“TSR”) meets certain criteria over the three-year performance measurement period (the “Performance Period”) beginning on February 22, 2018 and ending on February 21, 2021. The Company issued 328,107 LTIP Units under the 2018 LTI Plan.
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
The fair value of the performance-based award portion of the 2018 LTI Plan on the date of grant was $3.6 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. The time-based awards under the 2018 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. The Company granted time-based awards under the 2018 LTI Plan that represent

33,172 LTIP units with a grant date fair value of $0.7 million. During the years ended December 31, 2019 and 2018, respectively, we recognized $0.9 million and $1.0 million of compensation expense related to the 2018 LTI Plan.
2018 Inducement Equity Plan
The Inducement Plan was approved by the Compensation Committee of the Board of Trustees of the Company on September 26, 2018. Under the Inducement Plan, the Compensation Committee of the Board of Trustees may grant, subject to any Company performance conditions as specified by the Compensation Committee, awards to individuals who were not previously employees as an inducement material to the individual’s entry into employment with the Company. The terms and conditions of the Inducement Plan and any awards thereunder granted are substantially similar to those under the 2015 Omnibus Share Plan. The Company has granted an aggregate of 352,890 restricted LTIP Units and 2,000,000 stock options under the Inducement Plan with grant date fair values of $7.2 million and $9.3 million, respectively, which were granted in connection with inducing the Company’s new Chief Operating Officer and new President of Development to join the Company.
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

For the performance-based awards under the 2019 LTI Plan, participants have the opportunity to earn awards in the form of LTIP Units if, and only if, Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period (the “Performance Period”) beginning on February 27, 2019 and ending on February 26, 2022. The Company issued 489,319 LTIP Units under the 2019 LTI Plan.

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

The time-based awards under the 2019 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. As of December 31, 2019, the Company granted time-based awards under the 2019 LTI Plan that represent 112,910 LTIP units with a grant date fair value of $2.0 million. During the year ended December 31, 2019, we recognized $1.4 million of compensation expense related to the 2019 LTI Plan.

Units and Deferred Share Units Granted to Trustees
On May 9, 2019, certain trustees elected to receive a portion of their compensation in deferred share units and an aggregate of 5,608 shares were granted to those trustees based on the weighted average grant date fair value of $15.60. During both the years ended December 31, 2019 and December 31, 2018, respectively, the Company incurred expenses of $0.2 million related to deferred share units granted to trustees.
In addition, On May 9, 2019, certain trustees elected to receive a portion of their compensation in LTIP units and an aggregate of 28,040 LTIP units, were granted to those trustees based on the weighted average grant date fair value of $14.98.

Shares Under Option
All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. As of December 31, 2019, the weighted average contractual term of shares under option outstanding at the end of the period is 7.6 years. The following table presents stock option activity for the years ended December 31, 2019, 2018, and 2017:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Expected Term
			(In years)
Outstanding at January 1, 2017	2,472,284	$23.86	5.33
Granted	137,259	28.36	6.01
Exercised	—	—	—
Forfeited or expired	(5,879)	23.17	—
Outstanding at December 31, 2017	2,603,664	24.09	4.40
Granted	2,146,885	21.71	4.58
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2018	4,750,549	23.02	4.48
Granted	180,213	19.53	3.88
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2019	4,930,762	$22.89	4.46
Exercisable at December 31, 2019	1,500,793	$24.00	—

The weighted average grant date fair value of options granted in 2019, 2018 and 2017 was $3.88, $4.68, and $5.10, respectively. No options were exercised during the years ended December 31, 2017, 2018 and 2019. As of December 31, 2019, there was no intrinsic value for the outstanding and exercisable shares under option.

During the years ended December 31, 2019, 2018 and 2017, the fair value of the options granted was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	February 24, 2017	February 22, 2018	September 27, 2018	February 27, 2019
Risk-free interest rate	1.93%	2.73%	3.00%	2.54%
Expected option life	6.25	6.25	7.00	6.25
Expected volatility	25.06%	32.23%	30.42%	30.98%

The options were granted with an exercise price equivalent to the average of the high and low share price on the grant date.
Restricted Shares
The following table presents information regarding restricted share activity during the years ended December 31, 2019, 2018, and 2017:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2017	129,395	$24.29
Granted	104,698	27.69
Vested	(53,236)	25.13
Forfeited	(5,427)	24.64
Unvested at December 31, 2017	175,430	26.05
Granted	103,814	21.65
Vested	(84,185)	25.67
Forfeited	(32,482)	23.32
Unvested at December 31, 2018	162,577	23.99
Granted	34,638	19.15
Vested	(96,378)	24.19
Forfeited	(5,672)	22.11
Unvested at December 31, 2019	95,165	$22.16

During the years ended December 31, 2019, 2018 and 2017, we granted 34,638, 103,814, and 104,698 restricted shares, respectively, that are subject to forfeiture and vest over periods ranging from one to four years. The total grant date value of the 96,378, 84,185, and 53,236 restricted shares vested during the years ended December 31, 2019, 2018 and 2017 was $2.3 million, $2.2 million and $1.3 million, respectively.
Restricted Units
During the years ended December 31, 2019 2018 and 2017, respectively, there were 276,482, 444,954 and 31,734 additional LTIP units issued. During the years ended December 31, 2019, 2018 and 2017, 131,884, 24,722, and 16,789 units vested, respectively. The remaining 727,040 units vest over a weighted average period of 2.8 years.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Share-based compensation expense components:
Restricted share expense	$1,697	$2,051	$1,961
Stock option expense	4,055	2,778	2,569
LTIP expense(1)	4,477	2,218	557
Performance-based LTI expense(2)	3,164	2,530	2,050
DSU expense	156	164	—
Total Share-based compensation expense	$13,549	$9,741	$7,137
(1) LTIP expense includes the time-based portion of the 2018 and 2019 LTI Plans.
(2) Performance-based LTI expense includes the 2015 and 2017 OPP plans and the performance-based portion of the 2018 and 2019 LTI Plans.

As of December 31, 2019, we had a total of $22.7 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, deferred share units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards. This expense is expected to be recognized over a weighted average period of 2.7 years.

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
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the years ended December 31, 2019, 2018 and 2017, there were options outstanding for 4,930,762, 4,750,549, and 2,603,664 shares, respectively, that potentially could be exercised for common shares. During the year ended December 31, 2017, 167,933 options with exercise prices ranging from $22.83 to $28.36, were included in the diluted EPS calculation as their option prices were lower than the average market prices of our common shares. During the years ended December 31, 2018 and 2019, no options were included in the diluted EPS calculation as their exercise prices were higher than the average market prices of our common shares. In addition, as of December 31, 2019 there were 95,165 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the years ended December 31, 2019, 2018 and 2017 included the 100,406, 188,329, and 167,100 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.

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

The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2019	2018	2017
Numerator:
Net income attributable to common shareholders	$109,523	$105,150	$67,070
Less: Earnings allocated to unvested participating securities	(92)	(184)	(155)
Net income available for common shareholders - basic	$109,431	$104,966	$66,915
Impact of assumed conversions:
OP and LTIP units	5	—	5,782
Net income available for common shareholders - dilutive	$109,436	$104,966	$72,697

Denominator:
Weighted average common shares outstanding - basic	119,751	113,863	107,132
Effect of dilutive securities:
Stock options using the treasury stock method	—	—	168
Restricted share awards	100	188	167
Assumed conversion of OP and LTIP units	45	—	10,923
Weighted average common shares outstanding - diluted	119,896	114,051	118,390

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.91	$0.92	$0.62
Earnings per common share - Diluted	$0.91	$0.92	$0.61

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2019	2018	2017
Numerator:
Net income attributable to unitholders	$116,222	$116,918	$72,894
Less: net income attributable to participating securities	(92)	(200)	(155)
Net income available for unitholders	$116,130	$116,718	$72,739

Denominator:
Weighted average units outstanding - basic	126,333	126,198	117,779
Effect of dilutive securities issued by Urban Edge	100	188	335
Unvested LTIP units	45	—	276
Weighted average units outstanding - diluted	126,478	126,386	118,390

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.92	$0.92	$0.62
Earnings per unit - Diluted	$0.92	$0.92	$0.61

17.     QUARTERLY FINANCIAL DATA (unaudited)

The following tables summarize the quarterly results of operations of Urban Edge Properties and Urban Edge Properties LP for the years ended December 31, 2019 and 2018:

	Three Months Ended,
(Amounts in thousands, except per share/unit amounts)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Total revenue	$95,927	$91,243	$102,747	$97,732
Total expenses	78,098	61,900	71,222	72,561
Net income	3,538	56,700	28,067	27,892
Net income attributable to noncontrolling interests in operating partnership	(164)	(2,662)	(1,518)	(2,355)
Net loss attributable to noncontrolling interests in consolidated subsidiaries	1	2	22	—
Net income attributable to common shareholders	3,375	54,040	26,571	25,537
Net income attributable to unitholders	3,539	56,702	28,089	27,892
Earnings per common share - Basic	0.03	0.45	0.22	0.22
Earnings per common share - Diluted	0.03	0.45	0.22	0.22
Earnings per common unit - Basic	0.03	0.45	0.22	0.22
Earnings per common unit - Diluted	0.03	0.45	0.22	0.22

	Three Months Ended,
(Amounts in thousands, except per share/unit amounts)	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Total revenue	$100,923	$112,214	$101,970	$99,053
Total expenses	76,478	73,017	78,816	63,984
Net income	7,251	26,899	59,774	23,039
Net income attributable to noncontrolling interests in operating partnership	(727)	(2,688)	(6,025)	(2,328)
Net income attributable to noncontrolling interests in consolidated subsidiaries	(11)	(11)	(12)	(11)
Net income attributable to common shareholders	6,513	24,200	53,737	20,700
Net income attributable to unitholders	7,240	26,888	59,762	23,028
Earnings per common share - Basic	0.06	0.21	0.47	0.18
Earnings per common share - Diluted	0.06	0.21	0.47	0.18
Earnings per common unit - Basic	0.06	0.21	0.47	0.18
Earnings per common unit - Diluted	0.06	0.21	0.47	0.18

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2019, the Operating Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019, of the Company and our report dated February 12, 2020 expressed an unqualified opinion on those financial statements.
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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 12, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties LP (the “Operating Partnership”) as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2019 of the Operating Partnership and our report dated February 12, 2020 expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ DELOITTE & TOUCHE LLP
New York, New York
February 12, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2019, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	3,549,423	(1)	$20.04	4,074,804	(3)
Equity compensation plans not approved by security holders	2,323,444	(4)	21.72	N/A
Total	5,872,867		$20.71	4,074,804
(1) Includes an aggregate of (i) 3,429,969 common shares issuable upon exercise of outstanding options and (ii) 2,307,122 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”). The LTIP Units outstanding as of December 31, 2019 include 1,045,088 LTIP Units issued pursuant to our 2017 OPP, 2018 LTI Plan, and 2019 LTI Plan, which remain subject to performance-based vesting criteria.
(2) The LTIP Units do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.
(3) Includes (i) 2,241,508 common shares remaining available for issuance under the Urban Edge Properties 2015 Omnibus Incentive Plan (the “Plan”) and (ii) 1,833,296 common share remaining available under the Urban Edge Properties 2015 Employee Share Purchase Plan (“ESPP”). The number of common shares remaining available for issuance under the Plan is based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock, LTIP units or performance units that do not require the payment of an exercise price. If we were to grant awards other than “Full Value Awards," as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance under the Plan would be 4,483,016. Pursuant to the terms of the ESPP, on each January 1 prior to the tenth anniversary of the ESPP’s effective date, an additional number of common shares will be added to the maximum number of shares authorized for issuance under the ESPP equal to the lesser of (a) 0.1% of the total number of common shares outstanding on December 31 of the preceding calendar year and (b) 150,000 common shares; provided that the Compensation Committee of our Board of Trustees may act prior to January 1 of any calendar year to provide that there will be no increase in the share reserve for that calendar year, or that the increase in the share reserve for that calendar year shall be less than the increase that would otherwise occur.
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

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K commencing on page 42.

(2) Financial Statement Schedules
Our financial statement schedules are included in Item 8 of this Annual Report on Form 10-K commencing on page 96.

(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on page 92 and is incorporated herein by reference.

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

3.1	Declaration of Trust of Urban Edge Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 21, 2015)
3.2	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 1, 2019)
4.1*	Description of Urban Edge Properties’ Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1	Tax Matters Agreement by and between Vornado Realty Trust and Urban Edge Properties, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.3 to Form 8-K filed January 21, 2015)
10.2	Limited Partnership Agreement of Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 21, 2015)
10.3
Revolving Credit Agreement among Urban Edge Properties LP, as Borrower, the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.10 to Form 8-K filed January 21, 2015)

10.4
First Amendment, dated as of March 7, 2017, to Revolving Credit Agreement among Urban Edge Properties LP, as Borrower, to the Banker party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 3, 2017)

10.5*
Second Amendment, dated as of July 29, 2019, to Revolving Credit Agreement by and among Urban Edge Properties LP, as Borrower, each of the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent

10.6
Tax Protection Agreement dated as of May 24, 2017, by and among Urban Edge Properties LP; Urban Edge Properties; and Acklinis Yonkers Realty, L.L.C., Acklinis Realty Holding, LLC, Acklinis Original Building, L.L.C., A & R Woodbridge Shopping Center, L.L.C., A & R Millburn Associates, L.P., Ackrik Associates, L.P., A & R Manchester, LLC, A & R Westfield Lincoln Plaza, LLC and A & R Westfield Broad Street, LLC. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 2, 2017)

10.7
Contribution Agreement dated as of April 7, 2017, by and among Urban Edge Properties LP; Urban Edge Properties; and Acklinis Yonkers Realty, L.L.C., Acklinis Realty Holding, LLC, Acklinis Original Building, L.L.C., A & R Woodbridge Shopping Center, L.L.C., A & R Millburn Associates, L.P., Ackrik Associates, L.P., A & R Manchester, LLC, A & R Westfield Lincoln Plaza, LLC and A & R Westfield Broad Street, LLC. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 2, 2017)

10.8
Loan Agreement between VNO Bergen Mall Owner LLC and Wells Fargo Bank, National Association, dated March 25, 2013 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed November 13, 2014)

10.9†	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.10†	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.11†	Urban Edge Properties 2018 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed September 26, 2018)
10.12†	Employment Offer Letter between Urban Edge Properties and Herb Eilberg (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2016)
10.13†	Employment Agreement between Urban Edge Properties and Christopher Weilminster (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 31, 2018)
10.14†	Employment Agreement between Urban Edge Properties and Donald Briggs (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on October 31, 2018)
10.15†	Employment Agreement between Urban Edge Properties and Jeffrey S. Olson (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2019)
10.16†	Retention Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 24, 2019)
10.17†	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties
23.2*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties LP
24.1*	Power of Attorney (included on signature page)
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

101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.LAB*	Inline XBRL Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
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

Date: February 12, 2020

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: February 12, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Urban Edge Properties in its own capacity and in its capacity as the sole general partner of Urban Edge Properties LP, and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 12, 2020
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Langer	Chief Financial Officer	February 12, 2020
	Mark Langer	(Principal Financial Officer)

By:	/s/ Jennifer Holmes	Chief Accounting Officer	February 12, 2020
	Jennifer Holmes	(Principal Accounting Officer)

By:	/s/ Michael A. Gould	Trustee	February 12, 2020
Michael A. Gould

By:	/s/ Steven H. Grapstein	Trustee	February 12, 2020
Steven H. Grapstein

By:	/s/ Steven J. Guttman	Trustee	February 12, 2020
Steven J. Guttman

By:	/s/ Amy B. Lane	Trustee	February 12, 2020
Amy B. Lane

By:	/s/ Kevin P. O’Shea	Trustee	February 12, 2020
Kevin P. O’Shea

By:	/s/ Steven Roth	Trustee	February 12, 2020
Steven Roth

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions (Reversals) Expensed	Uncollectible Accounts Written-Off	Balance at End of Year
Year Ended December 31, 2019:
Allowance for doubtful accounts(1)	$—	$—	$—	$—
Year Ended December 31, 2018:
Allowance for doubtful accounts	5,431	4,138	(2,949)	6,620
Year Ended December 31, 2017:
Allowance for doubtful accounts	2,593	3,445	(607)	5,431

(1) Due to the adoption of ASC 842, we recognize changes in the collectibility assessment of operating leases as adjustments to rental revenue and thus no allowance for doubtful accounts is maintained.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Baltimore (Towson), MD	—	581	3,227	18,592	581	21,819	22,400	(7,144)	1968	1968
Bensalem, PA	—	2,727	6,698	1,617	2,727	8,315	11,042	(4,297)	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	6,824	41,993	6,305	48,817	55,122	(10,125)	1957/ 2009	2003/ 2019
Bergen Town Center - West, Paramus, NJ	300,000	22,930	89,358	387,208	42,968	456,528	499,496	(132,711)	1957/ 2009	2003/ 2015
Bethlehem, PA	—	827	5,200	(6,027)	—	—	—	—	1966	1966/ 2018/ 2019
Brick, NJ	50,000	1,391	11,179	13,948	1,391	25,127	26,518	(16,338)	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	6,320	61,618	270,305	331,923	(33,385)	N/A	2007
Bronx (Shops at Bruckner), NY	10,978	—	32,979	(271)	—	32,708	32,708	(2,780)	N/A	2017
Bronx (1750-1780 Gun Hill Road), NY	24,500	6,427	11,885	23,363	6,428	35,247	41,675	(10,568)	2009	2005
Broomall, PA	—	850	2,171	1,623	850	3,794	4,644	(2,998)	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	16,559	5,107	21,251	26,358	(9,018)	1968	1968
Cambridge (leased through 2033)(3), MA	—	—	—	1,002	—	1,002	1,002	(101)	N/A	2007
Carlstadt (leased through 2050)(3), NJ	—	—	16,458	133	—	16,591	16,591	(5,053)	N/A	2007
Charleston (leased through 2063)(3), SC	—	—	3,634	308	—	3,942	3,942	(1,230)	N/A	2006
Cherry Hill (Plaza at Cherry Hill), NJ	28,930	14,602	33,666	(3,065)	14,602	30,601	45,203	(3,967)	N/A	2017
Commack (leased through 2021)(3), NY	—	—	43	160	—	203	203	(247)	N/A	2006
Dewitt (leased through 2041)(3), NY	—	—	7,116	—	—	7,116	7,116	(2,334)	N/A	2006
Rockaway, NJ	27,800	559	6,363	5,340	559	11,703	12,262	(7,008)	1964	1964
East Brunswick, NJ	63,000	2,417	17,169	7,580	2,417	24,749	27,166	(18,745)	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	63,000	2,232	18,241	16,347	2,671	34,149	36,820	(17,610)	1962	1962/ 1998
East Hanover (280 Route 10 West), NJ	—	—	—	6,063	—	6,063	6,063	(1,834)	N/A	1962/ 1998
East Rutherford, NJ	23,000	—	36,727	1,256	—	37,983	37,983	(8,876)	2007	2007
Freeport (Meadowbrook Commons) (leased through 2040)(3), NY	—	—	—	260	—	260	260	(260)	N/A	2005
Freeport (Freeport Commons), NY	43,100	1,231	4,747	4,679	1,593	9,064	10,657	(6,851)	1981	1981
Garfield, NJ	40,300	45	8,068	46,294	44	54,363	54,407	(16,547)	2009	1998
Glenolden, PA	—	850	1,820	741	850	2,561	3,411	(2,320)	1975	1975

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Hackensack, NJ	66,400	692	10,219	7,573	692	17,792	18,484	(11,108)	1963	1963
Hazlet, NJ	—	7,400	9,413	(8,082)	5,211	3,520	8,731	—	N/A	2007
Huntington, NY	—	21,200	33,667	8,588	21,200	42,255	63,455	(11,361)	N/A	2007
Inwood, NY	—	12,419	19,097	3,115	12,419	22,212	34,631	(8,521)	N/A	2004
Jersey City (Hudson Commons), NJ	29,000	652	7,495	950	652	8,445	9,097	(3,792)	1965	1965
Jersey City (Hudson Mall), NJ	23,625	15,824	37,593	(3,463)	15,824	34,130	49,954	(4,803)	N/A	2017
Kearny, NJ	—	309	3,376	16,996	296	20,385	20,681	(5,517)	1938	1959
Lancaster, PA	—	3,140	63	2,059	3,140	2,122	5,262	(922)	1966	1966
Las Catalinas, Puerto Rico	129,335	15,280	64,370	15,858	15,280	80,228	95,508	(40,475)	1996	2002
Lawnside, NJ	—	1,226	3,164	(4,390)	—	—	—	—	1969	1969/ 2015
Lodi (Route 17 North), NJ	—	238	9,446	519	238	9,965	10,203	(4,780)	1999	1975
Lodi (Washington Street), NJ	—	7,606	13,125	2,855	7,606	15,980	23,586	(5,747)	N/A	2004
Manalapan, NJ	—	725	7,189	6,278	1,046	13,146	14,192	(9,620)	1971	1971
Manchester, MO	12,500	4,409	13,756	(6,799)	2,858	8,508	11,366	(127)	N/A	2017
Marlton, NJ	37,400	1,611	3,464	14,416	1,454	18,037	19,491	(11,913)	1973	1973
Middletown, NJ	31,400	283	5,248	2,836	283	8,084	8,367	(6,555)	1963	1963
Millburn, NJ	23,798	15,783	25,837	400	15,783	26,237	42,020	(3,312)	N/A	2017
Montclair, NJ	—	66	419	1,439	448	1,476	1,924	(771)	1972	1972
Montehiedra, Puerto Rico	113,202	9,182	66,751	29,548	9,267	96,214	105,481	(46,129)	1996/ 2015	1997
Morris Plains, NJ	—	1,104	6,411	8,870	1,104	15,281	16,385	(7,404)	1961	1985
Mount Kisco, NY	13,488	22,700	26,700	4,106	22,942	30,564	53,506	(8,140)	N/A	2007
New Hyde Park (leased through 2029)(3), NY	—	—	4	—	—	4	4	(4)	1970	1976
Newington, CT	—	2,421	1,200	2,052	2,421	3,252	5,673	(1,578)	1965	1965
Norfolk (leased through 2069)(3), VA	—	—	3,927	15	—	3,942	3,942	(3,886)	N/A	2005
North Bergen (Kennedy Boulevard), NJ	—	2,308	636	261	2,308	897	3,205	(616)	1993	1959
North Bergen (Tonnelle Avenue), NJ	100,000	24,978	10,462	66,176	34,473	67,143	101,616	(18,058)	2009	2006
North Plainfield, NJ	25,100	6,577	13,983	627	6,577	14,610	21,187	(4,568)	1955	1989
Paramus (leased through 2033)(3), NJ	—	—	—	12,569	—	12,569	12,569	(4,923)	1957/ 2009	2003
Queens, NY	—	14,537	12,304	3,733	14,537	16,037	30,574	(1,721)	N/A	2015
Rochester (Henrietta) (leased through 2056)(3), NY	—	—	2,647	1,293	—	3,940	3,940	(3,664)	1971	1971
Rockville, MD	—	3,470	20,599	2,851	3,470	23,450	26,920	(8,895)	N/A	2005
Revere (Wonderland), MA	—	6,323	17,130	—	6,323	17,130	23,453	(163)	N/A	2019
Salem (leased through 2102)(3), NH	—	6,083	—	(3,084)	2,994	5	2,999	—	N/A	2006
Signal Hill, CA	—	9,652	2,940	1	9,652	2,941	12,593	(974)	N/A	2006
South Plainfield (leased through 2039)(3), NJ	—	—	10,044	1,926	—	11,970	11,970	(3,700)	N/A	2007

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Springfield (leased through 2025)(3), PA	—	—	—	80	—	80	80	(80)	N/A	2005
Staten Island, NY	—	11,446	21,262	4,658	11,446	25,920	37,366	(10,251)	N/A	2004
Totowa, NJ	50,800	120	11,994	4,883	92	16,905	16,997	(14,446)	1957/ 1999	1957
Turnersville, NJ	—	900	1,342	4,057	900	5,399	6,299	(2,428)	1974	1974
Union (2445 Springfield Avenue), NJ	45,600	19,700	45,090	—	19,700	45,090	64,790	(14,184)	N/A	2007
Union (Route 22 and Morris Avenue), NJ	—	3,025	7,470	7,106	3,025	14,576	17,601	(5,516)	1962	1962
Vallejo (leased through 2043)(3), CA	—	—	2,945	221	—	3,166	3,166	(1,178)	N/A	2006
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	(1,003)	2,699	18,927	21,626	(2,221)	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	1,340	5,908	1,341	7,249	(251)	N/A	2007
Watchung, NJ	27,000	4,178	5,463	2,738	4,441	7,938	12,379	(5,957)	1994	1959
Westfield, NJ	4,730	5,728	4,305	(4,459)	3,349	2,225	5,574	(38)	N/A	2017
Wheaton (leased through 2060)(3), MD	—	—	5,367	—	—	5,367	5,367	(1,778)	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	(18,630)	3,133	10,936	14,069	(410)	N/A	2007
Woodbridge (Woodbridge Commons), NJ	22,100	1,509	2,675	5,483	1,539	8,128	9,667	(3,376)	1959	1959
Woodbridge (Plaza at Woodbridge), NJ	55,340	21,547	75,017	304	21,547	75,321	96,868	(7,213)	N/A	2017
Wyomissing (leased through 2065)(3), PA	—	—	2,646	1,810	—	4,456	4,456	(4,004)	N/A	2005
Yonkers, NY	30,122	63,341	110,635	16,339	65,942	124,373	190,315	(10,976)	N/A	2017

WAREHOUSES:
East Hanover, NJ	40,700	576	7,752	31,081	691	38,718	39,409	(19,448)	1972	1972

TOTAL UE PROPERTIES	1,556,248	500,746	1,400,350	840,123	515,621	2,225,598	2,741,219	(669,849)

Leasehold Improvements, Equipment and Other	—	—	—	7,566	—	7,566	7,566	(2,097)

TOTAL	$1,556,248	$500,746	$1,400,350	$847,689	$515,621	$2,233,164	$2,748,785	$(671,946)

(1)	Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.

(2)	Adjusted tax basis for federal income tax purposes was $1.5 billion as of December 31, 2019.

(3)	The Company is a lessee under a ground or building lease. The building will revert to the lessor upon lease expiration.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2019	2018	2017
Real Estate
Balance at beginning of period	$2,768,992	$2,671,854	$2,138,500
Additions during the period:
Land	13,441	4,120	142,305
Buildings & improvements	31,806	12,394	389,338
Construction in progress	61,641	118,389	34,525
	2,875,880	2,806,757	2,704,668
Less: Impairments and assets sold or written-off	(127,095)	(37,765)	(32,814)
Balance at end of period	$2,748,785	$2,768,992	$2,671,854
Accumulated Depreciation
Balance at beginning of period	$645,872	$587,127	$541,077
Additions charged to operating expenses	80,774	80,578	65,140
	726,646	667,705	606,217
Less: Accumulated depreciation on assets written-off	(54,700)	(21,833)	(19,090)
Balance at end of period	$671,946	$645,872	$587,127