Form 10-Q
period 2020-03-31
Urban Edge Properties; Urban Edge Properties LP
filed 2020-04-29
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of April 24, 2020, Urban Edge Properties had 116,534,331 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2020

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2020 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of March 31, 2020, UE owned an approximate 96.0% ownership interest in UELP. The remaining approximate 4.0% interest is owned by limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land	$529,809	$515,621
Buildings and improvements	2,336,405	2,197,076
Construction in progress	28,629	28,522
Furniture, fixtures and equipment	7,016	7,566
Total	2,901,859	2,748,785
Accumulated depreciation and amortization	(686,139)	(671,946)
Real estate, net	2,215,720	2,076,839
Right-of-use assets	79,962	81,768
Cash and cash equivalents	622,667	432,954
Restricted cash	19,976	52,182
Tenant and other receivables	19,006	21,565
Receivable arising from the straight-lining of rents	74,348	73,878
Identified intangible assets, net of accumulated amortization of $32,359 and $30,942, respectively	59,810	48,121
Deferred leasing costs, net of accumulated amortization of $16,291 and $16,560, respectively	21,105	21,474
Deferred financing costs, net of accumulated amortization of $4,008 and $3,765, respectively	3,634	3,877
Prepaid expenses and other assets	27,372	33,700
Total assets	$3,143,600	$2,846,358

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,616,853	$1,546,195
Unsecured credit facility borrowings	250,000	—
Lease liabilities	78,334	79,913
Accounts payable, accrued expenses and other liabilities	69,350	76,644
Identified intangible liabilities, net of accumulated amortization of $65,074 and $62,610, respectively	130,840	128,830
Total liabilities	2,145,377	1,831,582
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,956,031 and 121,370,125 shares issued and outstanding, respectively	1,179	1,213
Additional paid-in capital	986,489	1,019,149
Accumulated deficit	(30,243)	(52,546)
Noncontrolling interests:
Operating partnership	40,374	46,536
Consolidated subsidiaries	424	424
Total equity	998,223	1,014,776
Total liabilities and equity	$3,143,600	$2,846,358

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
REVENUE
Rental revenue	$93,000	$97,308
Management and development fees	314	352
Other income	46	72
Total revenue	93,360	97,732
EXPENSES
Depreciation and amortization	23,471	21,830
Real estate taxes	14,966	15,477
Property operating	14,537	17,061
General and administrative	9,847	10,580
Casualty and impairment loss	—	3,958
Lease expense	3,434	3,655
Total expenses	66,255	72,561
Gain on sale of real estate	39,775	16,953
Interest income	1,683	2,506
Interest and debt expense	(17,175)	(16,536)
Income before income taxes	51,388	28,094
Income tax expense	(100)	(202)
Net income	51,288	27,892
Less net income attributable to noncontrolling interests in:
Operating partnership	(2,308)	(2,355)
Consolidated subsidiaries	—	—
Net income attributable to common shareholders	$48,980	$25,537

Earnings per common share - Basic:	$0.40	$0.22
Earnings per common share - Diluted:	$0.40	$0.22
Weighted average shares outstanding - Basic	120,966	116,274
Weighted average shares outstanding - Diluted	121,051	126,504

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2018	114,345,565	$1,143	$956,420	$(52,857)	$100,822	$449	$1,005,977
Net income attributable to common shareholders	—	—	—	25,537	—	—	25,537
Net income attributable to noncontrolling interests	—	—	—	—	2,355	—	2,355
Impact of ASC 842 adoption	—	—	—	(2,918)	—	—	(2,918)
Limited partnership interests:
Units redeemed for common shares	5,762,184	57	46,090	—	—	—	46,147
Reallocation of noncontrolling interests	—	—	1,250	—	(47,397)	—	(46,147)
Common shares issued	20,657	1	69	(35)	—	—	35
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,390)	—	—	(26,390)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,576)	—	(1,576)
Share-based compensation expense	—	—	1,892	—	1,772	—	3,664
Share-based awards retained for taxes	(29,112)	—	(592)	—	—	—	(592)
Balance, March 31, 2019	120,099,294	$1,201	$1,005,129	$(56,663)	$55,976	$449	$1,006,092

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2019	121,370,125	$1,213	$1,019,149	$(52,546)	$46,536	$424	$1,014,776
Net income attributable to common shareholders	—	—	—	48,980	—	—	48,980
Net income attributable to noncontrolling interests	—	—	—	—	2,308	—	2,308
Limited partnership interests:
Units redeemed for common shares	1,025,836	10	8,336	—	—	—	8,346
Reallocation of noncontrolling interests	—	—	907	—	(9,253)	—	(8,346)
Common shares issued	30,292	1	30	(30)	—	—	1
Repurchase of common shares	(4,452,223)	(45)	(42,756)	—	—	—	(42,801)
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,647)	—	—	(26,647)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,314)	—	(1,314)
Share-based compensation expense	—	—	1,151	—	2,097	—	3,248
Share-based awards retained for taxes	(17,999)	—	(328)	—	—	—	(328)
Balance, March 31, 2020	117,956,031	$1,179	$986,489	$(30,243)	$40,374	$424	$998,223

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,288	$27,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,271	21,747
Casualty and impairment loss	—	3,958
Gain on sale of real estate	(39,775)	(16,953)
Amortization of deferred financing costs	706	720
Amortization of below market leases, net	(2,249)	(2,360)
Noncash lease expense	1,806	2,014
Straight-lining of rent	(674)	(22)
Share-based compensation expense	3,248	3,664
Credit losses related to operating lease receivables	1,424	485
Change in operating assets and liabilities:
Tenant and other receivables	1,134	(10,864)
Deferred leasing costs	(636)	(1,201)
Prepaid expenses and other assets	(9,786)	93
Lease liabilities	(1,578)	(1,708)
Accounts payable, accrued expenses and other liabilities	(7,383)	1,962
Net cash provided by operating activities	20,796	29,427
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(6,538)	(26,696)
Acquisitions of real estate	(92,132)	—
Proceeds from sale of operating properties	54,402	18,202
Net cash used in investing activities	(44,268)	(8,494)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(2,076)	(1,144)
Dividends to common shareholders	(26,647)	(26,390)
Distributions to redeemable noncontrolling interests	(1,314)	(1,576)
Taxes withheld for vested restricted shares	(328)	(592)
Borrowings under unsecured credit facility	250,000	—
Repurchase of common shares	(38,656)	—
Proceeds related to the issuance of common shares	—	35
Net cash provided by (used in) financing activities	180,979	(29,667)
Net increase (decrease) in cash and cash equivalents and restricted cash	157,507	(8,734)
Cash and cash equivalents and restricted cash at beginning of period	485,136	457,522
Cash and cash equivalents and restricted cash at end of period	$642,643	$448,788

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $125 and $565, respectively	$16,291	$16,122
Cash payments for income taxes	6	7
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	2,013	15,559
Write-off of fully depreciated and impaired assets	5,225	7,106
Acquisition of real estate through the assumption of debt	72,473	—
Accrued common share repurchase	4,145	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$432,954	$440,430
Restricted cash at beginning of period	52,182	17,092
Cash and cash equivalents and restricted cash at beginning of period	$485,136	$457,522

Cash and cash equivalents at end of period	$622,667	$416,668
Restricted cash at end of period	19,976	32,120
Cash and cash equivalents and restricted cash at end of period	$642,643	$448,788

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	March 31,	December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land	$529,809	$515,621
Buildings and improvements	2,336,405	2,197,076
Construction in progress	28,629	28,522
Furniture, fixtures and equipment	7,016	7,566
Total	2,901,859	2,748,785
Accumulated depreciation and amortization	(686,139)	(671,946)
Real estate, net	2,215,720	2,076,839
Right-of-use assets	79,962	81,768
Cash and cash equivalents	622,667	432,954
Restricted cash	19,976	52,182
Tenant and other receivables	19,006	21,565
Receivable arising from the straight-lining of rents	74,348	73,878
Identified intangible assets, net of accumulated amortization of $32,359 and $30,942, respectively	59,810	48,121
Deferred leasing costs, net of accumulated amortization of $16,291 and $16,560, respectively	21,105	21,474
Deferred financing costs, net of accumulated amortization of $4,008 and $3,765, respectively	3,634	3,877
Prepaid expenses and other assets	27,372	33,700
Total assets	$3,143,600	$2,846,358

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,616,853	$1,546,195
Unsecured credit facility borrowings	250,000	—
Lease liabilities	78,334	79,913
Accounts payable, accrued expenses and other liabilities	69,350	76,644
Identified intangible liabilities, net of accumulated amortization of $65,074 and $62,610, respectively	130,840	128,830
Total liabilities	2,145,377	1,831,582
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 117,956,031 and 121,370,125 units outstanding, respectively	987,668	1,020,362
Limited partners: 4,971,944 and 5,833,318 units outstanding, respectively	43,000	50,156
Accumulated deficit	(32,869)	(56,166)
Total partners’ capital	997,799	1,014,352
Noncontrolling interest in consolidated subsidiaries	424	424
Total equity	998,223	1,014,776
Total liabilities and equity	$3,143,600	$2,846,358

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2020	2019
REVENUE
Rental revenue	$93,000	$97,308
Management and development fees	314	352
Other income	46	72
Total revenue	93,360	97,732
EXPENSES
Depreciation and amortization	23,471	21,830
Real estate taxes	14,966	15,477
Property operating	14,537	17,061
General and administrative	9,847	10,580
Casualty and impairment loss	—	3,958
Lease expense	3,434	3,655
Total expenses	66,255	72,561
Gain on sale of real estate	39,775	16,953
Interest income	1,683	2,506
Interest and debt expense	(17,175)	(16,536)
Income before income taxes	51,388	28,094
Income tax expense	(100)	(202)
Net income	51,288	27,892
Less net income attributable to NCI in consolidated subsidiaries	—	—
Net income attributable to unitholders	$51,288	$27,892

Earnings per unit - Basic:	$0.41	$0.22
Earnings per unit - Diluted:	$0.40	$0.22
Weighted average units outstanding - Basic	125,844	126,391
Weighted average units outstanding - Diluted	126,755	126,505

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
(1) Limited partners have a 5.6% common limited partnership interest in the Operating Partnership as of March 31, 2019 in the form of units of interest in the OP Units and LTIP units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2019	121,370,125	$1,020,362	5,833,318	$50,156	$(56,166)	$424	$1,014,776
Net income attributable to unitholders	—	—	—	—	51,288	—	51,288
Common units issued as a result of common shares issued by Urban Edge	30,292	31	164,462	—	(30)	—	1
Equity redemption of OP units	1,025,836	8,346	(1,025,836)	—	—	—	8,346
Repurchase of common shares	(4,452,223)	(42,801)	—	—	—	—	(42,801)
Limited partnership units issued, net	—	—	—	—	—	—	—
Reallocation of noncontrolling interests	—	907	—	(9,253)	—	—	(8,346)
Distributions to Partners ($0.22 per unit)	—	—	—	—	(27,961)	—	(27,961)
Share-based compensation expense	—	1,151	—	2,097	—	—	3,248
Share-based awards retained for taxes	(17,999)	(328)	—	—	—	—	(328)
Balance, March 31, 2020	117,956,031	$987,668	4,971,944	$43,000	$(32,869)	$424	$998,223
(2) Limited partners have a 4.0% common limited partnership interest in the Operating Partnership as of March 31, 2020 in the form of units of interest in the OP Units and LTIP units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,288	$27,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,271	21,747
Casualty and impairment loss	—	3,958
Gain on sale of real estate	(39,775)	(16,953)
Amortization of deferred financing costs	706	720
Amortization of below market leases, net	(2,249)	(2,360)
Noncash lease expense	1,806	2,014
Straight-lining of rent	(674)	(22)
Share-based compensation expense	3,248	3,664
Credit losses related to operating lease receivables	1,424	485
Change in operating assets and liabilities:
Tenant and other receivables	1,134	(10,864)
Deferred leasing costs	(636)	(1,201)
Prepaid expenses and other assets	(9,786)	93
Lease liabilities	(1,578)	(1,708)
Accounts payable, accrued expenses and other liabilities	(7,383)	1,962
Net cash provided by operating activities	20,796	29,427
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(6,538)	(26,696)
Acquisitions of real estate	(92,132)	—
Proceeds from sale of operating properties	54,402	18,202
Net cash used in investing activities	(44,268)	(8,494)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(2,076)	(1,144)
Distributions to partners	(27,961)	(27,966)
Taxes withheld for vested restricted units	(328)	(592)
Borrowings under unsecured credit facility	250,000	—
Repurchase of common shares	(38,656)	—
Proceeds related to the issuance of common shares	—	35
Net cash provided by (used in) financing activities	180,979	(29,667)
Net increase (decrease) in cash and cash equivalents and restricted cash	157,507	(8,734)
Cash and cash equivalents and restricted cash at beginning of period	485,136	457,522
Cash and cash equivalents and restricted cash at end of period	$642,643	$448,788

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $125 and $565, respectively	$16,291	$16,122
Cash payments for income taxes	6	7
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	2,013	15,559
Write-off of fully depreciated and impaired assets	5,225	7,106
Acquisition of real estate through the assumption of debt	72,473	—
Accrued common share repurchase	4,145	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$432,954	$440,430
Restricted cash at beginning of period	52,182	17,092
Cash and cash equivalents and restricted cash at beginning of period	$485,136	$457,522

Cash and cash equivalents at end of period	$622,667	$416,668
Restricted cash at end of period	19,976	32,120
Cash and cash equivalents and restricted cash at end of period	$642,643	$448,788

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2020, Urban Edge owned approximately 96.0% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of March 31, 2020, our portfolio consisted of 73 shopping centers, four malls and a warehouse park, totaling approximately 15.1 million square feet (“sf”).

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities Exchange Commission (“SEC”).

The consolidated balance sheets as of March 31, 2020 and December 31, 2019 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three months ended March 31, 2020 and 2019 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.

In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events and changes include macroeconomic conditions, including those caused by global pandemics, like the recent coronavirus disease pandemic (“COVID-19” or the “COVID-19 pandemic”), which may result in property operational disruption and indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

Recently Issued Accounting Literature — Effective for the fiscal period beginning January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses. In connection with the adoption of ASU 2016-03, we also adopted (i) ASU 2018-19 Codification Improvements to ASC 326, Financial Instruments - Credit Losses, (ii) ASU 2019-04, Codification Improvements to ASC 326, Financial Statements - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, (iii) ASU 2019-05 Financial Instruments - Credit Losses (ASC 326): Targeted Transition Relief and (iv) ASU 2019-11 Codification Improvements to ASC 326, Financial Instruments - Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments and also modifies the impairment model with new methodology for estimating credits losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, which included amendments to clarify receivables arising from operating leases are within the scope ASC 842 Leases. Due to the adoption of ASC 842 on January 1, 2019, the Company includes credit losses related to operating lease receivables as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income. As of March 31, 2020, the Company did not have any outstanding financial instruments. The adoption of ASU 2016-13 has had no impact to our consolidated financial statements and disclosures.

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

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We are currently evaluating the impact ASU 2020-04 may have to our consolidated financial statements and disclosures.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under ASC 842. Instead, an entity that elects not to evaluate whether a concession directly related to COVID-19 is a modification can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract). Both lessees and lessors may make this election. The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. There were no lease concessions granted as a result of COVID-19 during the first quarter. The future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 in future periods and the elections made by the Company at the time of entering into such concessions.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the three months ended March 31, 2019, no acquisitions were completed by the Company. During the three months ended March 31, 2020, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)
February 12, 2020	Kingswood Center	Brooklyn	NY	130,000	$90,212
February 12, 2020	Kingswood Crossing	Brooklyn	NY	110,000	77,077
				2020 Total	$167,289	(1)

(1) The total purchase price for the properties acquired during the three months ended March 31, 2020 includes $2.5 million of transaction costs incurred related to the transactions.

During the quarter, the Company acquired Kingswood Center and Kingswood Crossing for $167.3 million, including transaction costs. The properties are located along Kings Highway in the Midwood neighborhood of Brooklyn, NY and were funded via 1031 exchanges using cash proceeds from dispositions. Additionally, as part of the acquisition of Kingswood Center, the Company assumed a $65.5 million mortgage, which matures in 2028.

A portion of the acquisition of Kingswood Crossing was completed as a reverse Section 1031 like-kind exchange. We entered into a reverse Section 1031 like-kind exchange agreement with third-party intermediaries, which, for a maximum of 180 days, allowed us to defer for tax purposes, gains on the sale of other properties identified and sold within the period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition dates, the third-party intermediaries are the legal owner of the properties; however, we controlled the activities that most significantly impact each property and retained all of the economic benefits and risks associated with each property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of these variable interest entities and consolidated the properties and their operations as of the acquisition date.

The aggregate purchase price of the above property acquisitions has been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	Debt premium	Total Purchase Price
(in thousands)
Kingswood Center	$15,690	$76,766	$9,263	$(4,534)	$(6,973)	$90,212
Kingswood Crossing	8,150	64,159	4,768	—	—	77,077
2020 Total	$23,840	$140,925	$14,031	$(4,534)	$(6,973)	$167,289
(1) As of March 31, 2020, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired were 8.9 years and 11.3 years, respectively.

Dispositions
During the three months ended March 31, 2020, we disposed of three properties and received proceeds of $58.1 million, net of selling costs, resulting in a $39.8 million net gain on sale of real estate. The sale of all three dispositions were completed as 1031 exchanges with Kingswood Crossing as a result of the sales occurring within 180 days of the Company’s acquisition.
On March 15, 2019, we completed the sale of our property in Chicopee, MA for $18.2 million, net of selling costs, resulting in a $17.0 million gain on sale of real estate recognized during the three months ended March 31, 2019.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $59.8 million and $130.8 million, respectively, as of March 31, 2020 and $48.1 million and $128.8 million, respectively, as of December 31, 2019.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.2 million for the three months ended March 31, 2020 and $2.4 million for the same period in 2019.

Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.0 million for the three months ended March 31, 2020, and $2.1 million for the same period in 2019.

The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2020 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market
Year	Operating Lease Amortization	Operating Lease Amortization	In-Place Leases
2020(1)	$7,367	$(778)	$(6,565)
2021	9,703	(860)	(7,612)
2022	9,627	(495)	(6,005)
2023	9,575	(386)	(4,859)
2024	9,339	(321)	(4,366)
2025	9,167	(142)	(3,732)
(1) Remainder of 2020.

6.     MORTGAGES PAYABLE AND UNSECURED DEBT

The following is a summary of mortgages payable as of March 31, 2020 and December 31, 2019.

		Interest Rate at	March 31,	December 31,
(Amounts in thousands)	Maturity	March 31, 2020	2020	2019
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	3.18%	$28,930	$28,930
Westfield (One Lincoln Plaza)(1)	5/24/2022	3.18%	4,730	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	3.18%	55,340	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	3.48%	28,862	29,000
Watchung(2)	11/15/2024	3.48%	26,871	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	3.48%	24,418	24,500
Total variable rate debt			169,151	169,500
Fixed rate
Montehiedra (senior loan)	7/6/2021	5.33%	82,876	83,202
Montehiedra (junior loan)	7/6/2021	3.00%	30,000	30,000
Bergen Town Center - West, Paramus	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	10,823	10,978
Jersey City (Hudson Mall)(4)	12/1/2023	5.07%	23,445	23,625
Yonkers Gateway Center(5)	4/6/2024	4.16%	29,717	30,122
Las Catalinas	8/6/2024	4.43%	128,822	129,335
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	23,694	23,798
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Brooklyn (Kingswood Center)(6)	2/6/2028	5.07%	72,356	—
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco(3)	11/15/2034	6.40%	13,359	13,488
Total fixed rate debt			1,457,292	1,386,748
	Total mortgages payable		1,626,443	1,556,248
	Unamortized debt issuance costs		(9,590)	(10,053)
Total mortgages payable, net of unamortized debt issuance costs			1,616,853	1,546,195
Unsecured credit facilities:
Revolving credit agreement(7)	1/29/2024	2.00%	250,000	—
	Total unsecured credit facilities		250,000	—
Total debt outstanding			$1,866,853	$1,546,195

(1)	Bears interest at one month LIBOR plus 160 bps.

(2)	Bears interest at one month LIBOR plus 190 bps.

(3)
The mortgage payable balance on the loan secured by Mt Kisco includes $0.9 million of unamortized debt discount as of both March 31, 2020 and December 31, 2019. The effective interest rate including amortization of the debt discount is 7.30% as of March 31, 2020.

(4)
The mortgage payable balance on the loan secured by Hudson Mall includes $0.9 million and $1.0 million of unamortized debt premium as of March 31, 2020 and December 31, 2019, respectively. The effective interest rate including amortization of the debt premium is 3.85% as of March 31, 2020.

(5)
The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.5 million and $0.6 million of unamortized debt premium as of March 31, 2020 and December 31, 2019, respectively. The effective interest rate including amortization of the debt premium is 3.70% as of March 31, 2020.

(6)
The mortgage payable balance on the loan secured by Kingswood Center includes $6.9 million of unamortized debt premium as of March 31, 2020. The effective interest rate including amortization of the debt premium is 3.44% as of March 31, 2020.

(7)	Bears interest at one month LIBOR plus 1.05% as of March 31, 2020.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of March 31, 2020. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2020, we were in compliance with all debt covenants.

As of March 31, 2020, the principal repayments of the Company’s total outstanding debt for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2020(1)	$6,335
2021	123,177
2022	100,586
2023	345,242
2024	525,191
2025	33,181
Thereafter	742,731
(1) Remainder of 2020.

Revolving Credit Agreement
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

In March 2020, the Company borrowed $250 million under the Agreement. As of March 31, 2020, $350 million of credit remained available for withdrawal. Financing costs associated with executing the Agreement of $3.6 million and $3.9 million as of March 31, 2020 and December 31, 2019, respectively, are included in deferred financing costs, net in the consolidated balance sheets.

Mortgage on Las Catalinas Mall
In April 2020, we notified the servicer of the $129 million non-recourse mortgage loan on Las Catalinas Mall in Puerto Rico that cash flow would be insufficient to make the April debt service payment and that we were unwilling to fund the shortfalls. Pursuant to the loan agreement, the loan is in default, is subject to incremental default interest while the outstanding balance remains unpaid, and the lender has the ability to accelerate the full loan balance. We currently remain in active negotiations with the special servicer and no determination has been made as to the timing or ultimate resolution of this matter.

7.	INCOME TAXES

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. To the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates, including any alternative minimum tax, which, for corporations, was repealed under the Tax Cuts and Jobs Act (“TCJA”) and may not be able to qualify as a REIT for the four subsequent taxable years. The Company is subject to certain foreign and state and local income taxes, including a 29% non-resident withholding tax on its two Puerto Rico malls, which are included in income tax expense in the consolidated statements of income. The Company is also subject to certain other taxes, including state and local franchise taxes which are included in general and administrative expenses in the consolidated statements of income.

During the three months ended March 31, 2020, certain non-real estate operating activities that could not be performed by the REIT directly, occurred through the Company’s taxable REIT subsidiary (“TRS”), and the Company’s TRS is subject to federal, state and local income taxes. These income taxes are included in the income tax expense in the consolidated statements of income.
Our two Puerto Rico malls are subject to a 29% non-resident withholding tax which is included in income tax expense in the consolidated statements of income. The Puerto Rico tax expense recorded was $0.1 million and $0.2 million for the three months ended March 31, 2020 and 2019, respectively. Both properties are held in a special partnership for Puerto Rico tax purposes (the general partner being a qualified REIT subsidiary or “QRS”).

The REIT and the other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their tax returns.

8.	LEASES

All rental revenue was generated from operating leases for the three months ended March 31, 2020 and March 31, 2019, respectively. The components of rental revenue for the three months ended March 31, 2020 and March 31, 2019 were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Rental Revenue
Fixed lease revenue	$69,097	$68,484
Variable lease revenue	23,903	28,824
Total rental revenue	$93,000	$97,308

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2020 and December 31, 2019.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents, mortgages payable and unsecured credit facility borrowings. Cash and cash equivalents are carried at cost, which approximates fair value. The fair values of our mortgages payable and unsecured credit facility borrowings are calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair values of mortgages payable and unsecured credit facility borrowings are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2020 and December 31, 2019.

	As of March 31, 2020		As of December 31, 2019
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$622,667	$622,667	$432,954	$432,954
Liabilities:
Mortgages payable(1)	$1,626,443	$1,627,178	$1,556,248	$1,590,503
Unsecured credit facility	250,000	250,000	—	—

(1) Carrying amounts exclude unamortized debt issuance costs of $9.6 million and $10.1 million as of March 31, 2020 and December 31, 2019, respectively.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and changes include macroeconomic conditions, including those caused by global pandemics, such as COVID-19, which may result in property operational disruption and indicate that the carrying amount may not be recoverable.
No impairment charges were recognized during the three months ended March 31, 2020.
During the three months ended March 31, 2019, we recognized a $4.0 million impairment charge on our property in Westfield, NJ as a result of the loss of a significant tenant at the property. The valuation of our property in Westfield, NJ was based on comparable property transactions in the property’s surrounding area. The Company believes the inputs utilized to measure the fair value was reasonable in the context of applicable market conditions, however due to the significance of the unobservable inputs in the overall fair value measures, including market conditions and expectations for growth, the Company determined that such fair value measurement is classified as Level 3. The impairment charge is included as an expense under casualty and impairment loss on our consolidated statement of income for the three months ended March 31, 2019.

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. After consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Redevelopment
As of March 31, 2020, we had approximately $52.8 million of active development, redevelopment and anchor repositioning projects under way, of which $16.0 million remains to be funded. Further, while we have approximately $300 million of projects in our development pipeline, we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions. The Company has updated many of its active project stabilization dates to reflect the impact of the COVID-19 outbreak on its contractors, tenants and vendors.
Insurance
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico, (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $147 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes, (iii) pollution insurance with limits of $50 million for properties in the U.S. and Puerto Rico and (iv) numerous other insurance policies including trustees’ and officers’ insurance, cyber, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for acts of terrorism but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. The Company’s coverage for certain cybersecurity losses provides first and third-party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability.

The Company’s coverage for pollution related losses provides certain remediation and business interruption coverage for specified pollution incidents, which includes the presence of viruses. The Company has filed insurance claims related to COVID-19 and is pursuing available coverage.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million and $2.7 million on our consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Pandemic-Related Contingencies
On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). On March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic. During and subsequent to the first quarter, the continually evolving COVID-19 pandemic impacted our tenants and business operations. The Company has taken precautions to protect the safety, health and well-being of its employees and tenants.
As a result of the Company’s concentrated operations in the New York metropolitan area, the extent and magnitude of the pandemic’s impact to our operations is heightened. As of April 27, 2020, 55% of our portfolio's gross leasable area remains open for business and the Company received approximately 56% of April rental revenue billed, totaling $15.8 million. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such rent relief is currently unknown as negotiations are in progress.
The Company is not currently aware of any loss contingencies related to this matter that would require recognition at this time.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2020	December 31, 2019
Other assets	$7,179	$7,460
Real estate held for sale	—	6,574
Deposits for acquisitions	—	10,000
Prepaid expenses:
Real estate taxes	12,986	6,491
Insurance	5,401	1,520
Licenses/fees	1,806	1,655
Total Prepaid expenses and other assets	$27,372	$33,700

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2020	December 31, 2019
Deferred tenant revenue	$20,571	$26,224
Accrued interest payable	10,202	9,729
Accrued capital expenditures and leasing costs	7,470	7,893
Security deposits	6,192	5,814
Deferred tax liability, net	5,183	5,137
Accrued payroll expenses	2,996	5,851
Other liabilities and accrued expenses	16,736	15,996
Total accounts payable, accrued expenses and other liabilities	$69,350	$76,644

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense in the consolidated statements of income:

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Interest expense	$16,469	$15,816
Amortization of deferred financing costs	706	720
Total Interest and debt expense	$17,175	$16,536

14.     EQUITY AND NONCONTROLLING INTEREST

Share Repurchase Program
In March 2020, the Company’s Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. Under the program, the Company may repurchase its shares from time to time in the open market or in privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The share repurchase program does not obligate the Company to acquire any particular amount of common shares and may be suspended or discontinued at any time at the Company’s discretion.

During the three months ended March 31, 2020, the Company repurchased 4.5 million common shares at a weighted average share price of $9.61 under this program, for a total of $42.8 million. Subsequent to March 31, 2020, the Company repurchased an additional 1.4 million common shares at a weighted average share price of $7.98 for a total of $11.3 million. Cumulative total purchases since inception are 5.9 million shares at a weighted average share price of $9.22 amounting to an investment of $54.1 million.

Dividends and Distributions
During the three months ended March 31, 2020 and 2019, respectively, the Company declared dividends on our common shares and OP unit distributions of $0.22 per share/unit.
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
The total of the OP units and LTIP units represent a 4.5% weighted-average interest in the Operating Partnership for the three months ended March 31, 2020, respectively. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Share-based compensation expense components:
Restricted share expense	$260	$751
Stock option expense	868	1,071
LTIP expense(1)	1,183	1,208
Performance-based LTI expense(2)	915	564
Deferred share unit (“DSU”) expense	22	70
Total Share-based compensation expense	$3,248	$3,664

(1) LTIP expense includes the time-based portion of the 2018, 2019 and 2020 LTI Plans.
(2) Performance-based LTI expense includes the 2015 and 2017 OPP plans and the performance-based portion of the 2018, 2019 and 2020 LTI Plans.

Equity award activity during the three months ended March 31, 2020 included: (i) 1,208,304 stock options vested, (ii) 210,078 LTIP units granted, (iii) 128,817 LTIP units vested, (iv) 50,285 restricted shares vested and (v) 25,937 restricted shares granted.

2020 Long-Term Incentive Plan

On February 20, 2020, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2020 Long-Term Incentive Plan (“2020 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on (i) the passage of time (one-third of the fair value of the program) and (ii) performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (two-thirds of the fair value of the program). The total grant date fair value under the 2020 LTI Plan was $8.8 million comprising performance-based and time-based awards as described further below:

Performance-based awards
For the performance-based awards under the 2020 LTI Plan, participants, have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period (the “Performance Period”) beginning on February 20, 2020 and ending on February 19, 2023. The Company granted performance-based awards under the 2020 LTI Plan that represent 630,774 LTIP Units. The fair value of the performance-based award portion of the 2020 LTI Plan on the date of grant was $5.9 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise.
Under the Absolute TSR component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 14 companies. Under the Relative TSR Component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if in between such relative and absolute TSR thresholds.

Time-based awards
The time-based awards granted under the 2020 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. As of March 31, 2020, the Company granted time-based awards under the 2020 LTI Plan that represent 169,004 LTIP units with a grant date fair value of $2.9 million.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2020	2019
Numerator:
Net income attributable to common shareholders	$48,980	$25,537
Less: Earnings allocated to unvested participating securities	(34)	(23)
Net income available for common shareholders - basic	$48,946	$25,514
Impact of assumed conversions:
OP and LTIP units	—	2,245
Net income available for common shareholders - dilutive	$48,946	$27,759

Denominator:
Weighted average common shares outstanding - basic	120,966	116,274
Effect of dilutive securities(1):
Restricted share awards	85	114
Assumed conversion of OP and LTIP units	—	10,116
Weighted average common shares outstanding - diluted	121,051	126,504

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.40	$0.22
Earnings per common share - Diluted	$0.40	$0.22
(1) For the three months ended March 31, 2020, the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for this period.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2020	2019
Numerator:
Net income attributable to unitholders	$51,288	$27,892
Less: net income attributable to participating securities	(34)	(25)
Net income available for unitholders	$51,254	$27,867

Denominator:
Weighted average units outstanding - basic	125,844	126,391
Effect of dilutive securities issued by Urban Edge	85	114
Unvested LTIP units	826	—
Weighted average units outstanding - diluted	126,755	126,505

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.41	$0.22
Earnings per unit - Diluted	$0.40	$0.22

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, particularly our retail tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as to individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of our retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) the potential adverse impact on returns from redevelopment projects, and (e) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term and negative consequences that will occur if these trends are not quickly reversed; (ii) the loss or bankruptcy of major tenants, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant, particularly, in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in future; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as a disruption of, or lack of access to the capital markets, as well as the recent significant decline in the Company’s share price from prices prior to the spread of the COVID-19 pandemic; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results in the second quarter of 2020 or future quarters; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; and (xv) the loss of key executives. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2020, Urban Edge owned approximately 96.0% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.
As of March 31, 2020, our portfolio consisted of 73 shopping centers, four malls and a warehouse park, totaling approximately 15.1 million square feet.

Critical Accounting Policies and Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 contains a description of our critical accounting policies, including accounting for real estate, leases and revenue recognition. For the three months ended March 31, 2020, there were no material changes to these policies with the exception of our real estate policy, which has been included in Note 3 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. There continues to be volatility and economic uncertainty in many markets. The current COVID-19 pandemic has increased volatility and uncertainty and has created significant economic disruption. The duration of measures taken to contain the pandemic, including mandatory business shut-downs and social distancing is unknown as is the long-term consequence of such measures on consumer behavior. Specifically, the revenue and sales volume for our tenants identified as nonessential may decline significantly as demand for their services and products changes in the near term and potentially longer term. We are actively managing our business to respond to the ongoing economic and social impact and uncertainty relating to COVID-19 pandemic; however, our future near term and potentially longer term results of operations may be significantly adversely affected. See “Pandemic-Related Contingencies” under Liquidity and Capital Resources and “Item 1A. Risk Factors” for more information.
The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to cash Net Operating Income (“NOI”), same-property cash NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Net income	$51,288	$27,892
FFO applicable to diluted common shareholders(1)	34,794	36,520
Cash NOI(2)	57,669	59,343
Same-property cash NOI(2)	54,553	55,133
(1) Refer to page 31 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 30 for a reconciliation to the nearest GAAP measure.

Development/Redevelopment Activity
The Company has nine active development, redevelopment or anchor repositioning projects with total estimated costs of $52.8 million, of which $36.8 million (or 70%) has been incurred as of March 31, 2020. We have delayed and continue to monitor the stabilization dates of these projects as a result of the impact of the COVID-19 pandemic on our tenants and vendors. As of March 31, 2020, we have $16 million remaining to be funded on our active projects. Further, while we have approximately $300 million of projects in our development pipeline, we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions.

Acquisition/Disposition Activity
During the quarter, the Company acquired Kingswood Center and Kingswood Crossing for $167.3 million, including transaction costs. The properties are located along Kings Highway in the Midwood neighborhood of Brooklyn, NY. The Company plans to increase the value of these assets via lease up of existing vacancy, remerchandising where appropriate and maximizing the value of unused development rights. As part of the acquisition of Kingswood Center, we assumed a $65.5 million mortgage, which matures in 2028.
During the three months ended March 31, 2020, we disposed of three properties and received proceeds of $58.1 million, net of selling costs, resulting in a $39.8 million net gain on sale of real estate. Proceeds from the dispositions, in addition to proceeds generated from some of the Company’s non-core asset sales in 2019, were used to acquire Kingswood Center and Kingswood Crossing via 1031 exchanges and allowed for the deferral of capital gains resulting from these sales.
Given the impact of the COVID-19 pandemic on the markets where our properties are located, we anticipate a reduction in our disposition and acquisition activity during the second quarter and potentially for the remainder of 2020.

Equity Activity
Equity award activity during the three months ended March 31, 2020 included: (i) 1,208,304 stock options vested, (ii) 210,078 LTIP units granted, (iii) 128,817 LTIP units vested, (iv) 50,285 restricted shares vested and (v) 25,937 restricted shares granted. Refer to Note 15 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the Company’s equity award activity.
On February 20, 2020, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2020 LTI Plan. The 2020 LTI Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-third of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (two-thirds of the program). During the three months ended March 31, 2020, the Company issued 630,774 performance-based LTIP units and 169,004 time-based LTIP units, respectively, in connection with the 2020 LTI Plan. Refer to Note 15 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the 2020 LTI Plan.
In March 2020, the Company’s Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. During the three months ended March 31, 2020, the Company repurchased 4.5 million common shares at a weighted average share price of $9.61 under this program, for a total of $42.8 million. Subsequent to March 31, 2020, the Company repurchased an additional 1.4 million common shares at a weighted average share price of $7.98 for a total of $11.3 million. Cumulative total purchases since inception are 5.9 million shares at a weighted average share price of $9.22 amounting to an investment of $54.1 million. Refer to Note 14 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the Company’s share repurchase program.

Comparison of the Three Months Ended March 31, 2020 to March 31, 2019
Net income for the three months ended March 31, 2020 was $51.3 million, compared to net income of $27.9 million for the three months ended March 31, 2019. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2020 as compared to the same period of 2019:

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019	Change
Total revenue	$93,360	$97,732	$(4,372)
Depreciation and amortization	23,471	21,830	1,641
Real estate taxes	14,966	15,477	(511)
Property operating expenses	14,537	17,061	(2,524)
General and administrative	9,847	10,580	(733)
Casualty and impairment loss	—	3,958	(3,958)
Gain on sale of real estate	39,775	16,953	22,822
Interest income	1,683	2,506	(823)
Interest and debt expense	17,175	16,536	639
Total revenue decreased by $4.4 million to $93.4 million in the first quarter of 2020 from $97.7 million in the first quarter of 2019. The decrease is primarily attributable to:

•	$2.7 million as a result of property dispositions net of acquisitions since the first quarter of 2019;

•	$1.8 million decrease in tenant reimbursement income due to lower common area maintenance expenses; and

•	$1.0 million increase in credit losses related to operating lease receivables, partially offset by

•	$1.1 million increase in property rentals due to rent commencements and contractual rent increases.
Depreciation and amortization increased by $1.6 million to $23.5 million in the first quarter of 2020 from $21.8 million in the first quarter of 2019. The increase is primarily attributable to:

•	$1.0 million increase as a result of acquisitions net of dispositions since the first quarter of 2019; and

•	$0.6 million increase from completed development projects and tenant improvements.
Real estate taxes decreased by $0.5 million to $15.0 million in the first quarter of 2020 from $15.5 million in the first quarter of 2019. The decrease is primarily attributable to:

•	$0.8 million as a result of dispositions net of acquisitions since the first quarter of 2019, partially offset by

•	$0.3 million due to higher assessed values and a decrease in capitalized taxes.
Property operating expenses decreased by $2.5 million to $14.5 million in the first quarter of 2020 from $17.1 million in the first quarter of 2019. The decrease is primarily attributable to:

•	$2.2 million decrease in common area maintenance expenses primarily related to snow; and

•	$0.6 million decrease as a result of property dispositions net of acquisitions, partially offset by

•	$0.3 million increase in environmental compliance expenses.
General and administrative expenses decreased by $0.7 million to $9.8 million in the first quarter of 2020 from $10.6 million in the first quarter of 2019. The decrease is primarily attributable to lower professional fees for consulting and legal services.
Casualty and impairment loss of $4.0 million in the in the first quarter of 2019 was made up of a real estate impairment charge recognized on our property in Westfield, NJ attributable to the vacancy of a significant tenant.
We recognized a gain on sale of real estate of $39.8 million in the first quarter of 2020 due to the sale of three operating properties and a gain on sale of real estate of $17.0 million in the first quarter of 2019 due to the sale of our property in Chicopee, MA.
Interest income decreased by $0.8 million to $1.7 million in the first quarter of 2020 from $2.5 million in the first quarter of 2019. The decrease is primarily attributable to a decrease in interest rates.
Interest and debt expense increased by $0.6 million to $17.2 million in the first quarter of 2020 from $16.5 million in the first quarter of 2019. The increase is primarily attributable to:

•	$0.4 million decrease in interest capitalized as a result of the completion of development projects;

•	$0.3 million due to the assumption of mortgage debt in connection with the acquisition of Kingswood Center in Brooklyn, NY; and

•	$0.2 million due to interest on the $250 million drawn on the Company’s revolving credit agreement in the first quarter of 2020, partially offset by

•	$0.3 million decrease due to lower interest rates on variable-rate debt.

To the extent we continue to maintain an outstanding balance under our revolving credit agreement, our interest expense will be higher in future quarters.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared totaling 73 properties for the three months ended March 31, 2020 and 2019. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

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
Same-property cash NOI decreased by $0.6 million, or (1.1)%, for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

The following table reconciles net income to cash NOI and same-property cash NOI for the three months ended March 31, 2020 and 2019, respectively.

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Net income	$51,288	$27,892
Management and development fee income from non-owned properties	(314)	(352)
Other expense	255	230
Depreciation and amortization	23,471	21,830
General and administrative expense	9,847	10,580
Casualty and impairment loss(1)	—	3,958
Gain on sale of real estate	(39,775)	(16,953)
Interest income	(1,683)	(2,506)
Interest and debt expense	17,175	16,536
Income tax expense	100	202
Non-cash revenue and expenses	(2,695)	(2,074)
Cash NOI	57,669	59,343
Adjustments:
Non-same property cash NOI(2)	(3,113)	(4,183)
Tenant bankruptcy settlement income and lease termination income	(3)	(27)
Same-property cash NOI	$54,553	$55,133
Cash NOI related to properties being redeveloped	696	524
Same-property cash NOI including properties in redevelopment	$55,249	$55,657
(1) The three months ended March 31, 2019 reflect a real estate impairment charge recognized on our property in Westfield, NJ.
(2) Non-same property cash NOI includes cash NOI related to properties being redeveloped and properties acquired or disposed.

Funds From Operations
FFO for the three months ended March 31, 2020 was $34.8 million compared to $36.5 million for the three months ended March 31, 2019.
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

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Net income	$51,288	$27,892
Less net income attributable to noncontrolling interests in:
Operating partnership	(2,308)	(2,355)
Consolidated subsidiaries	—	—
Net income attributable to common shareholders	48,980	25,537
Adjustments:
Rental property depreciation and amortization	23,281	21,623
Gain on sale of real estate	(39,775)	(16,953)
Real estate impairment loss	—	3,958
Limited partnership interests in operating partnership(1)	2,308	2,355
FFO applicable to diluted common shareholders	$34,794	$36,520
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented.

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for the first quarter of 2020, or an annual rate of $0.88. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors. As a result of COVID-19 and the future uncertainties it has generated, the Company has temporarily suspended quarterly dividend distributions. The Company’s Board of Trustees will continue to monitor the Company’s financial performance and economic outlook and, at a later date, intends to reinstate a regular quarterly dividend of at least the amount required to continue qualifying as a REIT for US federal income tax purposes.
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. As discussed in more detail below, the effects of COVID-19 and the actions taken to minimize its spread have had an adverse impact on our short-term cash flow as a significant number of our tenants have not paid rent that was due in April and could have a significant longer term adverse impact on our cash flow and financial condition. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales.
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
At March 31, 2020, we had cash and cash equivalents, including restricted cash, of $642.6 million and $350 million available under our line of credit:

(Amounts in thousands)	March 31, 2020
Revolving credit agreement(1)
Total commitment amount	$600,000
Available capacity	$350,000
Maturity	January 29, 2024
(1) Refer to Note 6 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

The Company continues to monitor the outbreak of COVID-19 and its impact on our overall liquidity position and outlook. The ultimate impact COVID-19 may have on our operational and financial performance over the next 12 months is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants and the magnitude and duration of the pandemic, including its impact on store closing and social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs. In light of the various uncertainties resulting from COVID-19, the Company borrowed $250 million under its existing $600 million revolving credit agreement in March 2020 as a precautionary measure to increase the Company's cash position and facilitate financial flexibility. We currently have $350 million remaining under our revolving credit agreement. Our ability to retain our outstanding borrowings and utilize remaining amounts available under our revolving credit facility will depend on our continued compliance with the applicable financial covenants and other terms of our revolving credit agreement, which may be impacted by tenant store closures and failure of tenants to pay rent. The proceeds are available to use for working capital and other corporate purposes if the Company experiences a material decrease in cash flow from property rental income as operational disruptions may persist into the future. We have no debt scheduled to mature in 2020 or over the next 12 months. We currently believe that together with our cash on hand, revolving credit agreement and general ability to access the capital markets, these resources will be sufficient to finance our operations and fund our debt service requirements and capital expenditures over the next 12 months.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The Company currently has not applied for or received any loans authorized under the CARES Act; however, the Company may avail itself of certain tax provisions in the CARES Act as we seek to manage our dividend.

Summary of Cash Flows
Cash and cash equivalents including restricted cash was $642.6 million at March 31, 2020, compared to $485.1 million as of December 31, 2019 and $448.8 million as of March 31, 2019, an increase of $157.5 million and $193.9 million, respectively. Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019	Increase (Decrease)
Net cash provided by operating activities	$20,796	$29,427	$(8,631)
Net cash used in investing activities	(44,268)	(8,494)	(35,774)
Net cash provided by (used in) financing activities	180,979	(29,667)	210,646
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $20.8 million for the three months ended March 31, 2020 decreased by $8.6 million from $29.4 million as of March 31, 2019, due to timing of cash receipts and payments related to tenant collections including the impact of recovery income.
Investing Activities
Net cash flow provided by or used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $44.3 million for the three months ended March 31, 2020, increased by $35.8 million compared to net cash used in investing activities of $8.5 million for the three months ended March 31, 2019 due to (i) $92.1 million increase in cash used in the acquisition of real estate, partially offset by (ii) $36.2 million increase in cash provided by the sale of properties and (iii) $20.2 million decrease in cash used for real estate development and capital improvements at existing properties.
Financing Activities
Net cash flow provided by or used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash provided by financing activities of $181.0 million for the three months ended March 31, 2020, increased by $210.6 million from cash used in financing activities of $29.7 million for the three months ended March 31, 2019 due to (i) $250.0 million of cash borrowings provided under the Company’s revolving credit agreement and (ii) $0.3 million decrease in tax withholdings on vested restricted stock, partially offset by (iii) $38.7 million of cash paid to repurchase common shares and (iv) $0.9 million increase in debt repayments.
Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rates as of March 31, 2020.

(Amounts in thousands)	Principal balance at March 31, 2020	Weighted Average Interest Rate at March 31, 2020
Mortgages payable:
Fixed rate debt	$1,457,292	4.16%
Variable rate debt(1)	169,151	3.32%
Total mortgages payable	1,626,443	4.07%
Unamortized debt issuance costs	(9,590)
Total mortgages payable, net of unamortized debt issuance costs	1,616,853
Unsecured credit facilities:
Revolving credit agreement(2)	250,000	2.00%
Total unsecured credit facilities	250,000	2.00%
Total debt outstanding	$1,866,853	3.80%
(1) As of March 31, 2020, $80.2 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.
(2) As of March 31, 2020, the borrowings on our revolving credit agreement were subject to one month LIBOR plus 1.05%.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of March 31, 2020. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2020, we were in compliance with all debt covenants.

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

Under the Agreement, our financial covenants are generally measured using annualized operating results from the prior quarter, including the maximum leverage ratio, which measures our asset value based on net operating income, as defined in the Agreement. Net operating income is defined, in part, based on rents and other revenues received in the ordinary course of business from our properties. As a result, if cash revenue recognized during a quarter declines significantly from historical amounts, we may be required to repay all outstanding amounts and lose access to our revolving credit facility unless we obtain a waiver. We currently believe that with our cash on hand, we will have sufficient resources to finance our operations and fund our debt service requirements and capital expenditures for at least the next 12 months even if we are required to repay all outstanding borrowings under the Agreement.

In March 2020, the Company borrowed $250 million under the Agreement and $350 million remained available for withdrawal.

In the event that LIBOR is discontinued, the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, although it could result in higher interest rates.

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Amounts in thousands)	2020	2019
Capital expenditures:
Development and redevelopment costs(1)	$4,188	$21,068
Capital improvements(1)	1,469	3,137
Tenant improvements and allowances	881	2,413
Total capital expenditures	$6,538	$26,618
(1) Amount for the three months ended March 31, 2019 have been reclassified to conform with current period presentation.

As of March 31, 2020, we had approximately $52.8 million of active redevelopment, development and anchor repositioning projects at various stages of completion, a decrease of $12.8 million from $65.6 million of projects as of December 31, 2019. We have advanced these projects and incurred $1.1 million of additional spend since December 31, 2019. We anticipate that these projects will require an additional $16 million, which we expect to occur over the next six to eighteen months depending on any restrictions on construction activity. We expect to fund these projects using cash on hand, proceeds from dispositions, secured debt, or proceeds from issuing equity.

Commitments and Contingencies
Insurance
The Company maintains (i) general liability insurance with limits of $200 million for properties in the U.S. and Puerto Rico, (ii) all-risk property insurance with limits of $500 million per occurrence and in the aggregate for properties in the U.S. and $147 million for properties in Puerto Rico, subject to the terms, conditions, exclusions, deductibles and sub-limits when applicable for certain perils such as floods and earthquakes, (iii) pollution insurance with limits of $50 million for properties in the U.S. and Puerto Rico and (iv) numerous other insurance policies including trustees’ and officers’ insurance, cyber, workers’ compensation and automobile-related liabilities insurance. The Company’s insurance includes coverage for acts of terrorism but excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020. The Company’s coverage for certain cybersecurity losses provides first and third-party coverage including network interruption, event management, cyber extortion and claims for media content, security and privacy liability.
The Company’s coverage for pollution related losses provides certain remediation and business interruption coverage for specified pollution incidents, which includes the presence of viruses. The Company has filed insurance claims related to COVID-19 and is pursuing available coverage.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million and $2.7 million on our consolidated balance sheets as of March 31, 2020 and December 31, 2019, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Pandemic-Related Contingencies
During and subsequent to the first quarter, the continually evolving COVID-19 pandemic impacted our tenants and business operations. As a result of the Company’s concentrated operations in the New York metropolitan area, the extent and magnitude of the pandemic’s impact to our operations is heightened. As of April 27, 2020, 55% of our portfolio's gross leasable area (46% as measured by annualized base rent) remains open for business and the Company received approximately 56% of April rental revenue billed, totaling $15.8 million. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates the need to grant rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. The nature and financial impact of such rent relief is currently unknown as negotiations are in progress.
Of the total annualized base rent, or ABR, owed to us under leases that had commenced as of March 31, 2020, (i) approximately 42% related to businesses, other than restaurants, that we believe provide essential goods and services, (ii) approximately 9% related to restaurants and (iii) approximately 49% related to other businesses. As of April 27, 2020, we had collected approximately 88% of all April base rents and monthly tenant reimbursements owed from businesses, other than restaurants, that we believe provide essential goods and services, as compared to 26% of these amounts owed by restaurants and 36% of these amounts owed by other businesses. We anticipate that the significant reduction in collections of base rents and tenant reimbursements from tenants may continue while governmental orders preventing or limiting non-essential business from opening remain in place and potentially beyond if recommended social distancing practices continue to have a significant adverse impact on in-person visits to shopping centers, restaurants and entertainment venues.
We anticipate a decline in our percentage rent earned throughout 2020 as a result of reduced sales volumes from temporary store closures and changes in consumer behavior. Percentage rent accounted for less than 1% of rental revenue for the three months ended March 31, 2020 and 2019, respectively and totaled $4.0 million for the year ended December 31, 2019.
The Company is not currently aware of any loss contingencies related to this matter that would require recognition at this time.

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
We do not have any off-balance sheet arrangements as of March 31, 2020 or December 31, 2019.

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

	2020					2019
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate unsecured debt	$250,000		2.00%	$2,500		$—		—%
Variable rate mortgages	169,151		3.32%	1,692		169,500		3.45%
Fixed rate mortgages	1,457,292		4.16%	—	(2)	1,386,748		4.12%
	$1,876,443	(1)		$4,192		$1,556,248	(1)
(1) Excludes unamortized debt issuance costs of $9.6 million and $10.1 million as of March 31, 2020 and December 31, 2019, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $14.6 million based on outstanding balances as of March 31, 2020.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2020, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2020, the estimated fair value of our consolidated debt was $1.9 billion.

Other Market Risks

As of March 31, 2020, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2020 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2020, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.	RISK FACTORS
Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 12, 2020, other than those disclosed below.
Actual or perceived threats associated with epidemics, pandemics or other public health crises, including the COVID-19 pandemic, could have a material adverse effect on our and our tenants’ business, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.
Epidemics, pandemics or other public health crises, including the recent COVID-19 pandemic, that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact, including mandatory business shutdowns, “shelter-in-place” or “stay-at-home” orders issued by local, state or federal authorities, may have a material adverse effect on our and our tenants’ business, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.
Our retail tenants depend on in-person interactions with their customers, and an epidemic, pandemic or other public health crisis may decrease customer willingness to visit, and mandated “shelter-in-place” or “stay-at-home” orders may prevent customers from visiting, our tenants’ businesses, which may negatively impact their profitability or cash flow and ability make timely rental payments to us. As a result of our concentrated operations in the New York metropolitan area, the extent and magnitude, or perception, of the impact of the current COVID-19 pandemic on our and our tenants’ business is heightened. As of April 27, 2020, 55% of our portfolio's gross leasable area remains open for business. We are in active discussions and negotiations with our impacted tenants and anticipate granting rent concessions or other lease-related relief. The nature and financial impact of such rent relief is currently unknown. In April 2020, the Company received approximately 56% of rent collections, totaling $15.8 million. We anticipate a decline in our percentage rent throughout 2020 as a result of reduced sales volume from temporary store closures and changes in consumer behavior.
Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent and mitigate its spread could have additional adverse effects on our business, including with regards to:

•
the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in the future;

•	anticipated returns from development and redevelopment projects, which have been temporarily delayed and may, in some cases, be abandoned;

•
the broader impact of the severe economic contraction due to the COVID-19 pandemic, the resulting increase in unemployment that has occurred and its effect on consumer behavior, and the negative consequences that will occur if these trends are not timely reversed;

•
macroeconomic conditions, such as a disruption of, or lack of access to, the capital markets as well as the significant decline in our share price from prices prior to the spread of the COVID-19 pandemic;

•
our decision to pay dividends at all, or pay them in stock, which in the case of the latter may result in our shareholders having a tax liability with respect to such dividends that exceeds the amount of cash received, if any;

•
our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow funds under our existing credit facility as a result of covenants relating to our financial results in the second quarter of 2020 or future quarters; and

•	potential reduction in our operating effectiveness as employees work remotely or if key personnel become unavailable due to illness or other personal circumstances related to COVID-19.
The COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations.

To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under the section entitled “Item 1A. Risk Factors” in our most recent annual report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program(2)
January 1, 2020 - January 31, 2020	538	(1)	$21.98	—	$—
February 1, 2020 - February 29, 2020	—		—	—	—
March 1, 2020 - March 31, 2020	4,452,223	(2)	9.61	4,452,223	157,200,000
	4,452,761		$9.61	4,452,223	$157,200,000
(1) Represents common shares surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.
(2) In March 2020, the Company’s Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s shares. Under the program, the Company may repurchase its shares from time to time in the open market or in privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18. The share repurchase program does not obligate the Company to acquire any particular amount of common shares and may be suspended or discontinued at any time at the Company’s discretion.

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 24, 2020)
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

Date: April 29, 2020

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: April 29, 2020