Form 10-Q
period 2020-06-30
Urban Edge Properties; Urban Edge Properties LP
filed 2020-08-06
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
As of July 31, 2020, Urban Edge Properties had 116,701,311 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2020

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2020 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of June 30, 2020, UE owned an approximate 96.1% ownership interest in UELP. The remaining approximate 3.9% interest is owned by limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land	$527,480	$515,621
Buildings and improvements	2,325,299	2,197,076
Construction in progress	42,019	28,522
Furniture, fixtures and equipment	7,174	7,566
Total	2,901,972	2,748,785
Accumulated depreciation and amortization	(700,362)	(671,946)
Real estate, net	2,201,610	2,076,839
Right-of-use assets	77,957	81,768
Cash and cash equivalents	615,579	432,954
Restricted cash	24,256	52,182
Tenant and other receivables	28,410	21,565
Receivable arising from the straight-lining of rents	68,410	73,878
Identified intangible assets, net of accumulated amortization of $32,755 and $30,942, respectively	57,332	48,121
Deferred leasing costs, net of accumulated amortization of $16,478 and $16,560, respectively	20,162	21,474
Deferred financing costs, net of accumulated amortization of $4,262 and $3,765, respectively	3,903	3,877
Prepaid expenses and other assets	27,488	33,700
Total assets	$3,125,107	$2,846,358

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,584,724	$1,546,195
Unsecured credit facility borrowings	250,000	—
Lease liabilities	76,528	79,913
Accounts payable, accrued expenses and other liabilities	58,374	76,644
Identified intangible liabilities, net of accumulated amortization of $67,446 and $62,610, respectively	128,371	128,830
Total liabilities	2,097,997	1,831,582
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 116,701,311 and 121,370,125 shares issued and outstanding, respectively	1,166	1,213
Additional paid-in capital	984,933	1,019,149
Accumulated earnings (deficit)	1,012	(52,546)
Noncontrolling interests:
Operating partnership	39,575	46,536
Consolidated subsidiaries	424	424
Total equity	1,027,110	1,014,776
Total liabilities and equity	$3,125,107	$2,846,358

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Rental revenue	$73,265	$101,488	$166,265	$198,796
Management and development fees	285	308	599	660
Other income	69	951	115	1,023
Total revenue	73,619	102,747	166,979	200,479
EXPENSES
Depreciation and amortization	23,299	22,567	46,770	44,397
Real estate taxes	14,896	15,221	29,862	30,698
Property operating	11,894	14,416	26,431	31,477
General and administrative	18,053	10,010	27,900	20,590
Casualty and impairment loss, net(1)	—	5,112	—	9,070
Lease expense	3,351	3,896	6,785	7,551
Total expenses	71,493	71,222	137,748	143,783
Gain on sale of real estate	—	11,550	39,775	28,503
Interest income	422	2,458	2,105	4,964
Interest and debt expense	(18,573)	(16,472)	(35,748)	(33,008)
Gain on extinguishment of debt	34,908	—	34,908	—
Income before income taxes	18,883	29,061	70,271	57,155
Income tax benefit (expense)	13,662	(994)	13,562	(1,196)
Net income	32,545	28,067	83,833	55,959
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(1,290)	(1,518)	(3,598)	(3,873)
Consolidated subsidiaries	—	22	—	22
Net income attributable to common shareholders	$31,255	$26,571	$80,235	$52,108

Earnings per common share - Basic:	$0.27	$0.22	$0.68	$0.44
Earnings per common share - Diluted:	$0.27	$0.22	$0.67	$0.44
Weighted average shares outstanding - Basic	116,522	120,364	118,744	118,330
Weighted average shares outstanding - Diluted	116,595	120,461	119,607	118,436
(1) Refer to Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2019	120,099,294	$1,201	$1,005,129	$(56,663)	$55,976	$449	$1,006,092
Net income attributable to common shareholders	—	—	—	26,571	—	—	26,571
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,518	(22)	1,496
Limited partnership interests:
Units redeemed for common shares	1,049,508	11	8,155	—	—	—	8,166
Reallocation of noncontrolling interests	—	—	536	—	(8,702)	—	(8,166)
Common shares issued	24,365	—	314	(35)	—	—	279
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,453)	—	—	(26,453)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,553)	—	(1,553)
Share-based compensation expense	—	—	1,377	—	1,918	—	3,295
Share-based awards retained for taxes	(2,164)	—	(41)	—	—	—	(41)
Balance, June 30, 2019	121,171,003	$1,212	$1,015,470	$(56,580)	$49,157	$427	$1,009,686

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2020	117,956,031	$1,179	$986,489	$(30,243)	$40,374	$424	$998,223
Net income attributable to common shareholders	—	—	—	31,255	—	—	31,255
Net income attributable to noncontrolling interests	—	—	—	—	1,290	—	1,290
Limited partnership interests:
Units redeemed for common shares	253,553	1	281	—	—	—	282
Reallocation of noncontrolling interests	—	—	6,951	—	(7,233)	—	(282)
Common shares issued	22,901	—	204	—	—	—	204
Repurchase of common shares	(1,421,700)	(14)	(11,326)	—	—	—	(11,340)
Share-based compensation expense	—	—	3,467	—	5,144	—	8,611
Share-based awards retained for taxes	(109,474)	—	(1,133)	—	—	—	(1,133)
Balance, June 30, 2020	116,701,311	$1,166	$984,933	$1,012	$39,575	$424	$1,027,110

See notes to consolidated financial statements (unaudited).

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2018	114,345,565	$1,143	$956,420	$(52,857)	$100,822	$449	$1,005,977
Net income attributable to common shareholders	—	—	—	52,108	—	—	52,108
Net income (loss) attributable to noncontrolling interests	—	—	—	—	3,873	(22)	3,851
Impact of ASC 842 adoption	—	—	—	(2,918)	—	—	(2,918)
Limited partnership interests:
Units redeemed for common shares	6,811,692	68	54,245	—	—	—	54,313
Reallocation of noncontrolling interests	—	—	1,786	—	(56,099)	—	(54,313)
Common shares issued	45,022	1	383	(70)	—	—	314
Dividends to common shareholders ($0.44 per share)	—	—	—	(52,843)	—	—	(52,843)
Distributions to redeemable NCI ($0.44 per unit)	—	—	—	—	(3,129)	—	(3,129)
Share-based compensation expense	—	—	3,269	—	3,690	—	6,959
Share-based awards retained for taxes	(31,276)	—	(633)	—	—	—	(633)
Balance, June 30, 2019	121,171,003	$1,212	$1,015,470	$(56,580)	$49,157	$427	$1,009,686

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2019	121,370,125	$1,213	$1,019,149	$(52,546)	$46,536	$424	$1,014,776
Net income attributable to common shareholders	—	—	—	80,235	—	—	80,235
Net income attributable to noncontrolling interests	—	—	—	—	3,598	—	3,598
Limited partnership interests:
Units redeemed for common shares	1,279,389	11	8,617	—	—	—	8,628
Reallocation of noncontrolling interests	—	—	7,858	—	(16,486)	—	(8,628)
Common shares issued	53,193	1	234	(30)	—	—	205
Repurchase of common shares	(5,873,923)	(59)	(54,082)	—	—	—	(54,141)
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,647)	—	—	(26,647)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,314)	—	(1,314)
Share-based compensation expense	—	—	4,618	—	7,241	—	11,859
Share-based awards retained for taxes	(127,473)	—	(1,461)	—	—	—	(1,461)
Balance, June 30, 2020	116,701,311	$1,166	$984,933	$1,012	$39,575	$424	$1,027,110

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,833	$55,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,267	44,231
Casualty and impairment loss, net	—	9,070
Gain on sale of real estate	(39,775)	(28,503)
Gain on extinguishment of debt	(34,908)	—
Amortization of deferred financing costs	1,410	1,439
Amortization of below market leases, net	(4,454)	(11,802)
Noncash lease expense	3,817	4,448
Straight-lining of rent	5,264	37
Share-based compensation expense	11,859	6,959
Rental revenue deemed uncollectible	13,079	773
Change in operating assets and liabilities:
Tenant and other receivables	(19,924)	(4,700)
Deferred leasing costs	(759)	(1,874)
Prepaid expenses and other assets	(9,983)	13,488
Lease liabilities	(3,385)	(15,930)
Accounts payable, accrued expenses and other liabilities	(10,364)	3,242
Net cash provided by operating activities	41,977	76,837
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(11,170)	(50,631)
Acquisitions of real estate	(92,132)	—
Proceeds from sale of operating properties	54,402	33,821
Insurance proceeds	—	4,400
Net cash used in investing activities	(48,900)	(12,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(85,978)	(2,059)
Dividends to common shareholders	(26,647)	(52,843)
Distributions to redeemable noncontrolling interests	(1,314)	(3,129)
Taxes withheld for vested restricted shares	(1,461)	(633)
Borrowings under unsecured credit facility	250,000	—
Proceeds from mortgage loan borrowings	83,000	—
Repurchase of common shares	(54,141)	—
Debt issuance costs	(2,042)	—
Proceeds related to the issuance of common shares	205	314
Net cash provided by (used in) financing activities	161,622	(58,350)
Net increase in cash and cash equivalents and restricted cash	154,699	6,077
Cash and cash equivalents and restricted cash at beginning of period	485,136	457,522
Cash and cash equivalents and restricted cash at end of period	$639,835	$463,599

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $281 and $989, respectively	$37,268	$32,478
Cash payments for income taxes	448	1,571
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	4,045	15,463
Write-off of fully depreciated and impaired assets	10,353	38,101
Mortgage debt forgiven in refinancing	30,000	—
Assumption of debt through the acquisition of real estate	72,473	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$432,954	$440,430
Restricted cash at beginning of period	52,182	17,092
Cash and cash equivalents and restricted cash at beginning of period	$485,136	$457,522

Cash and cash equivalents at end of period	$615,579	$412,126
Restricted cash at end of period	24,256	51,473
Cash and cash equivalents and restricted cash at end of period	$639,835	$463,599

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	June 30,	December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land	$527,480	$515,621
Buildings and improvements	2,325,299	2,197,076
Construction in progress	42,019	28,522
Furniture, fixtures and equipment	7,174	7,566
Total	2,901,972	2,748,785
Accumulated depreciation and amortization	(700,362)	(671,946)
Real estate, net	2,201,610	2,076,839
Right-of-use assets	77,957	81,768
Cash and cash equivalents	615,579	432,954
Restricted cash	24,256	52,182
Tenant and other receivables	28,410	21,565
Receivable arising from the straight-lining of rents	68,410	73,878
Identified intangible assets, net of accumulated amortization of $32,755 and $30,942, respectively	57,332	48,121
Deferred leasing costs, net of accumulated amortization of $16,478 and $16,560, respectively	20,162	21,474
Deferred financing costs, net of accumulated amortization of $4,262 and $3,765, respectively	3,903	3,877
Prepaid expenses and other assets	27,488	33,700
Total assets	$3,125,107	$2,846,358

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,584,724	$1,546,195
Unsecured credit facility borrowings	250,000	—
Lease liabilities	76,528	79,913
Accounts payable, accrued expenses and other liabilities	58,374	76,644
Identified intangible liabilities, net of accumulated amortization of $67,446 and $62,610, respectively	128,371	128,830
Total liabilities	2,097,997	1,831,582
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 116,701,311 and 121,370,125 units outstanding, respectively	986,099	1,020,362
Limited partners: 4,676,787 and 5,833,318 units outstanding, respectively	40,911	50,156
Accumulated deficit	(324)	(56,166)
Total partners’ capital	1,026,686	1,014,352
Noncontrolling interest in consolidated subsidiaries	424	424
Total equity	1,027,110	1,014,776
Total liabilities and equity	$3,125,107	$2,846,358

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Rental revenue	$73,265	$101,488	$166,265	$198,796
Management and development fees	285	308	599	660
Other income	69	951	115	1,023
Total revenue	73,619	102,747	166,979	200,479
EXPENSES
Depreciation and amortization	23,299	22,567	46,770	44,397
Real estate taxes	14,896	15,221	29,862	30,698
Property operating	11,894	14,416	26,431	31,477
General and administrative	18,053	10,010	27,900	20,590
Casualty and impairment loss, net(1)	—	5,112	—	9,070
Lease expense	3,351	3,896	6,785	7,551
Total expenses	71,493	71,222	137,748	143,783
Gain on sale of real estate	—	11,550	39,775	28,503
Interest income	422	2,458	2,105	4,964
Interest and debt expense	(18,573)	(16,472)	(35,748)	(33,008)
Gain on extinguishment of debt	34,908	—	34,908	—
Income before income taxes	18,883	29,061	70,271	57,155
Income tax benefit (expense)	13,662	(994)	13,562	(1,196)
Net income	32,545	28,067	83,833	55,959
Less net loss attributable to NCI in consolidated subsidiaries	—	22	—	22
Net income attributable to unitholders	$32,545	$28,089	$83,833	$55,981

Earnings per unit - Basic:	$0.27	$0.22	$0.68	$0.44
Earnings per unit - Diluted:	$0.27	$0.22	$0.68	$0.44
Weighted average units outstanding - Basic	120,535	126,478	123,190	126,442
Weighted average units outstanding - Diluted	121,407	126,580	124,082	126,554
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
(1) Limited partners have a 4.9% common limited partnership interest in the Operating Partnership as of June 30, 2019 in the form of units of interest in the OP Units and LTIP units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2020	117,956,031	$987,668	4,971,944	$43,000	$(32,869)	$424	$998,223
Net income attributable to unitholders	—	—	—	—	32,545	—	32,545
Common units issued as a result of common shares issued by Urban Edge	22,901	204	(41,604)	—	—	—	204
Equity redemption of OP units	253,553	282	(253,553)	—	—	—	282
Repurchase of common shares	(1,421,700)	(11,340)	—	—	—	—	(11,340)
Reallocation of noncontrolling interests	—	6,951	—	(7,233)	—	—	(282)
Share-based compensation expense	—	3,467	—	5,144	—	—	8,611
Share-based awards retained for taxes	(109,474)	(1,133)	—	—	—	—	(1,133)
Balance, June 30, 2020	116,701,311	$986,099	4,676,787	$40,911	$(324)	$424	$1,027,110
(2) Limited partners have a 3.9% common limited partnership interest in the Operating Partnership as of June 30, 2020 in the form of units of interest in the OP Units and LTIP units.

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
(1) Limited partners have a 4.9% common limited partnership interest in the Operating Partnership as of June 30, 2019 in the form of units of interest in the OP Units and LTIP units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2019	121,370,125	$1,020,362	5,833,318	$50,156	$(56,166)	$424	$1,014,776
Net income attributable to unitholders	—	—	—	—	83,833	—	83,833
Common units issued as a result of common shares issued by Urban Edge	53,193	235	122,858	—	(30)	—	205
Equity redemption of OP units	1,279,389	8,628	(1,279,389)	—	—	—	8,628
Repurchase of common shares	(5,873,923)	(54,141)	—	—	—	—	(54,141)
Reallocation of noncontrolling interests	—	7,858	—	(16,486)	—	—	(8,628)
Distributions to Partners ($0.22 per unit)	—	—	—	—	(27,961)	—	(27,961)
Share-based compensation expense	—	4,618	—	7,241	—	—	11,859
Share-based awards retained for taxes	(127,473)	(1,461)	—	—	—	—	(1,461)
Balance, June 30, 2020	116,701,311	$986,099	4,676,787	$40,911	$(324)	$424	$1,027,110
(2) Limited partners have a 3.9% common limited partnership interest in the Operating Partnership as of June 30, 2020 in the form of units of interest in the OP Units and LTIP units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$83,833	$55,959
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,267	44,231
Casualty and impairment loss, net	—	9,070
Gain on sale of real estate	(39,775)	(28,503)
Gain on extinguishment of debt	(34,908)	—
Amortization of deferred financing costs	1,410	1,439
Amortization of below market leases, net	(4,454)	(11,802)
Noncash lease expense	3,817	4,448
Straight-lining of rent	5,264	37
Share-based compensation expense	11,859	6,959
Rental revenue deemed uncollectible	13,079	773
Change in operating assets and liabilities:
Tenant and other receivables	(19,924)	(4,700)
Deferred leasing costs	(759)	(1,874)
Prepaid expenses and other assets	(9,983)	13,488
Lease liabilities	(3,385)	(15,930)
Accounts payable, accrued expenses and other liabilities	(10,364)	3,242
Net cash provided by operating activities	41,977	76,837
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(11,170)	(50,631)
Acquisitions of real estate	(92,132)	—
Proceeds from sale of operating properties	54,402	33,821
Insurance proceeds	—	4,400
Net cash used in investing activities	(48,900)	(12,410)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(85,978)	(2,059)
Distributions to partners	(27,961)	(55,972)
Taxes withheld for vested restricted units	(1,461)	(633)
Borrowings under unsecured credit facility	250,000	—
Proceeds from mortgage loan borrowings	83,000	—
Repurchase of common shares	(54,141)	—
Debt issuance costs	(2,042)	—
Proceeds related to the issuance of common shares	205	314
Net cash provided by (used in) financing activities	161,622	(58,350)
Net increase in cash and cash equivalents and restricted cash	154,699	6,077
Cash and cash equivalents and restricted cash at beginning of period	485,136	457,522
Cash and cash equivalents and restricted cash at end of period	$639,835	$463,599

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $281 and $989, respectively	$37,268	$32,478
Cash payments for income taxes	448	1,571
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	4,045	15,463
Write-off of fully depreciated and impaired assets	10,353	38,101
Mortgage debt forgiven in refinancing	30,000	—
Assumption of debt through the acquisition of real estate	72,473	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$432,954	$440,430
Restricted cash at beginning of period	52,182	17,092
Cash and cash equivalents and restricted cash at beginning of period	$485,136	$457,522

Cash and cash equivalents at end of period	$615,579	$412,126
Restricted cash at end of period	24,256	51,473
Cash and cash equivalents and restricted cash at end of period	$639,835	$463,599

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2020, Urban Edge owned approximately 96.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of June 30, 2020, our portfolio consisted of 73 shopping centers, four malls and a warehouse park, totaling approximately 15.1 million square feet (“sf”).

2.	BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities Exchange Commission (“SEC”).

The consolidated balance sheets as of June 30, 2020 and December 31, 2019 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three and six months ended June 30, 2020 and 2019 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.

In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.

The Company includes real estate impairment charges, and casualty losses (gains) resulting from natural disasters in Casualty and impairment loss, net on its consolidated statements of income for the three and six months ended June 30, 2019 as reflected in this Quarterly Report on Form 10-Q. Refer to Note 9 and Note 10 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding real estate impairment charges and casualty losses (gains), respectively.

Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income as of June 30, 2020. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events and changes include macroeconomic conditions, including those caused by global pandemics, like the recent coronavirus disease pandemic (“COVID-19” or the “COVID-19 pandemic”), which resulted in property operational disruption and indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

Tenant and Other Receivables and Changes in Collectibility Assessment — Tenant receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which resulted from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectibility of substantially all future lease payments from a specific lease is not probable of collection, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received.

In light of the recent and ongoing COVID-19 pandemic, the Company is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of disputes and certain tenants suffering adverse financial consequences and has recognized a reserve for rental revenue deemed uncollectible. During the three and six months ended June 30, 2020, the Company recognized a write-off of $6.0 million related to receivables arising from the straight-lining of rents as a result of tenants impacted by COVID-19 and recognized $12.5 million and $13.9 million, respectively, as rental revenue deemed uncollectible (classified within rental revenue) based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants.

Recently Issued Accounting Literature — Effective for the fiscal period beginning January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses. In connection with the adoption of ASU 2016-03, we also adopted (i) ASU 2018-19 Codification Improvements to ASC 326, Financial Instruments - Credit Losses, (ii) ASU 2019-04, Codification Improvements to ASC 326, Financial Statements - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, (iii) ASU 2019-05 Financial Instruments - Credit Losses (ASC 326): Targeted Transition Relief and (iv) ASU 2019-11 Codification Improvements to ASC 326, Financial Instruments - Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments and also modifies the impairment model with new methodology for estimating credits losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which included amendments to clarify receivables arising from operating leases are within the scope ASC 842 Leases. Due to the adoption of ASC 842 on January 1, 2019, the Company includes rental revenue deemed uncollectible as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income. As of June 30, 2020, the Company did not have any outstanding financial instruments. The adoption of ASU 2016-13 has had no impact to our consolidated financial statements and disclosures.

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

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We currently do not anticipate the need to modify our existing debt agreements as a result of reference rate reform, however if any modification is executed as a result of reference rate reform, the Company will elect the optional expedient available under ASU 2020-04, which allows entities to account for the modification as if the modification was not substantial. We will disclose the nature of and reason for electing the optional expedient in each interim and annual financial statement period if and when application through December 31, 2022.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect not to evaluate whether lease-related relief that lessors provide to mitigate the economic effects of COVID-19 on lessees is a lease modification under ASC 842. Instead, when the cash flows resulting from the lease concession granted for COVID-19 rent relief are substantially the same or less than the cash flows of the original contract, an entity can then elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract).

The FASB expects that there will be multiple ways to account for deferrals, none of which the FASB believes are more preferable than the others. Two of those methods are: (i) account for the concessions as if no changes to the lease contract were made; under that accounting, a lessor would increase its lease receivable and continue to recognize income, referred to as the (“receivable approach”); or (ii) account for the deferred payments or abatements as variable lease payments; under that accounting, a lessor would recognize the payment as income in profit or loss in the period in which the changes in facts and circumstances on which the variable lease payments are based occurred, referred to as the (“variable approach”).

The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. As of August 4, 2020, the Company granted rent deferrals with an aggregate deferral amount of $0.7 million, with $0.5 million accounted for under the receivable approach by electing the Lease Modification Q&A and $0.2 million accounted for as modifications due to term extensions of the leases. The Company also granted abatements with an aggregate abatement amount of $0.1 million as of August 4, 2020, which were accounted for under the variable approach and are not considered modifications by electing the Lease Modification Q&A. The Company remains in active discussions with its impacted tenants to grant further concessions. The full future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 and the elections made by the Company at the time of entering into such concessions. Refer to Note 10 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.	ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the six months ended June 30, 2019, no acquisitions were completed by the Company. During the six months ended June 30, 2020, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)
February 12, 2020	Kingswood Center	Brooklyn	NY	130,000	$90,212
February 12, 2020	Kingswood Crossing	Brooklyn	NY	110,000	77,077
				2020 Total	$167,289	(1)

(1) The total purchase price for the properties acquired during the six months ended June 30, 2020 includes $2.5 million of transaction costs incurred related to the acquisitions.

On February 12, 2020, the Company acquired Kingswood Center and Kingswood Crossing for $167.3 million, including transaction costs. The properties are located along Kings Highway in the Midwood neighborhood of Brooklyn, NY and were funded via 1031 exchanges using cash proceeds from dispositions. Additionally, as part of the acquisition of Kingswood Center, the Company assumed a $65.5 million mortgage, which matures in 2028.

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
(1) As of June 30, 2020, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired were 8.8 years and 11.0 years, respectively.

Dispositions
During the six months ended June 30, 2020, we disposed of three properties and received proceeds of $58.1 million, net of selling costs, resulting in a $39.8 million net gain on sale of real estate. The sale of all three dispositions were completed as 1031 exchanges with Kingswood Crossing as a result of the sales occurring within 180 days of the Company’s acquisition.
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

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization were $57.3 million and $128.4 million, respectively, as of June 30, 2020 and $48.1 million and $128.8 million, respectively, as of December 31, 2019.

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $2.2 million and $4.5 million for the three and six months ended June 30, 2020 and $9.4 million and $11.8 million for the same periods in 2019.

Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.2 million and $4.2 million for the three and six months ended June 30, 2020, and $1.9 million and $4.0 million for the same periods in 2019.

The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2020 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market
Year	Operating Lease Amortization	Operating Lease Amortization	In-Place Leases
2020(1)	$4,898	$(513)	$(4,360)
2021	9,703	(860)	(7,605)
2022	9,627	(495)	(6,005)
2023	9,575	(386)	(4,859)
2024	9,339	(321)	(4,366)
2025	9,167	(142)	(3,732)
(1) Remainder of 2020.

6.     MORTGAGES PAYABLE AND UNSECURED DEBT

The following is a summary of mortgages payable as of June 30, 2020 and December 31, 2019.

		Interest Rate at	June 30,	December 31,
(Amounts in thousands)	Maturity	June 30, 2020	2020	2019
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	1.77%	$28,930	$28,930
Westfield (One Lincoln Plaza)(1)	5/24/2022	1.77%	4,730	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	1.77%	55,340	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	2.07%	28,816	29,000
Watchung(2)	11/15/2024	2.07%	26,828	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	2.07%	25,377	24,500
Total variable rate debt			170,021	169,500
Fixed rate
Bergen Town Center - West, Paramus	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	10,668	10,978
Jersey City (Hudson Mall)(4)	12/1/2023	5.07%	23,264	23,625
Yonkers Gateway Center(5)	4/6/2024	4.16%	29,307	30,122
Las Catalinas(8)	8/6/2024	7.43%	128,822	129,335
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	23,591	23,798
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Brooklyn (Kingswood Center)(6)	2/6/2028	5.07%	72,136	—
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Montehiedra(9)	6/1/2030	5.00%	82,000	83,202
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco(3)	11/15/2034	6.40%	13,226	13,488
Montehiedra (junior loan)(9)	—	—%	—	30,000
Total fixed rate debt			1,425,214	1,386,748
	Total mortgages payable		1,595,235	1,556,248
	Unamortized debt issuance costs		(10,511)	(10,053)
Total mortgages payable, net of unamortized debt issuance costs			1,584,724	1,546,195
Unsecured credit facilities:
Revolving credit agreement(7)	1/29/2024	1.22%	250,000	—
	Total unsecured credit facilities		250,000	—
Total debt outstanding			$1,834,724	$1,546,195

(1)
Bears interest at one month LIBOR plus 160 bps. The mortgage loans encumbered by these properties were modified during the second quarter of 2020 to contain a payment deferral period from June 1, 2020 through August 1, 2020.

(2)
Bears interest at one month LIBOR plus 190 bps. The mortgage loans encumbered by these properties were modified during the second quarter of 2020 to contain an interest-only payment period from May 1, 2020 through July 1, 2020.

(3)
The mortgage payable balance on the loan secured by Mt Kisco includes $0.9 million of unamortized debt discount as of both June 30, 2020 and December 31, 2019. The effective interest rate including amortization of the debt discount is 7.31% as of June 30, 2020.

(4)
The mortgage payable balance on the loan secured by Hudson Mall includes $0.9 million and $1.0 million of unamortized debt premium as of June 30, 2020 and December 31, 2019, respectively. The effective interest rate including amortization of the debt premium is 3.85% as of June 30, 2020.

(5)
The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.5 million and $0.6 million of unamortized debt premium as of June 30, 2020 and December 31, 2019, respectively. The effective interest rate including amortization of the debt premium is 3.70% as of June 30, 2020.

(6)
The mortgage payable balance on the loan secured by Kingswood Center includes $6.6 million of unamortized debt premium as of June 30, 2020. The effective interest rate including amortization of the debt premium is 3.43% as of June 30, 2020.

(7)	Bears interest at one month LIBOR plus 1.05% as of June 30, 2020.

(8)
In April 2020, the non-recourse mortgage loan on Las Catalinas Mall was defaulted on and became subject to incremental default interest of 3.00% while the outstanding balance remains unpaid. We currently remain in active negotiations with the special servicer and no determination has been made as to the timing or ultimate resolution of this matter.

(9)
On June 1, 2020, we refinanced the mortgage secured by The Outlets at Montehiedra in Puerto Rico, whereby the $30 million junior loan plus accrued interest of $5.4 million was forgiven and the senior loan was replaced by a new $82 million 10-year fixed rate mortgage, bearing interest at 5.0%.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of June 30, 2020. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2020, we were in compliance with all debt covenants with the exception of those related to our mortgage loan on Las Catalinas Mall. The mortgage on Las Catalinas Mall has been in default since April 2020.

As of June 30, 2020, the principal repayments of the Company’s total outstanding debt for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2020(1)	$3,960
2021	12,626
2022	101,822
2023	347,158
2024	530,208
2025	35,321
Thereafter	814,140
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

In March 2020, the Company borrowed $250 million under the Agreement. As of June 30, 2020, $350 million of credit remained available to be drawn. Financing costs associated with executing the Agreement of $3.9 million and $3.9 million as of June 30, 2020 and December 31, 2019, respectively, are included in deferred financing costs, net in the consolidated balance sheets.

On June 3, 2020, we entered into a third amendment to the Agreement. The third amendment, among other things, modifies certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter period annualized. Company borrowings under the Agreement are subject to interest at LIBOR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x.

Mortgage on The Outlets at Montehiedra
During the second quarter of 2020, we completed the refinancing of our non-recourse mortgage on The Outlets at Montehiedra (“Montehiedra”) in Puerto Rico. Prior to the refinancing, the mortgage was comprised of an $83 million senior loan bearing interest at 5.33% and a $30 million junior loan bearing interest at 3.00%, plus total accrued interest of $5.7 million. Under the payoff provisions of the prior mortgage, the $30 million junior loan plus accrued interest of $5.4 million on the junior loan was forgiven and the senior loan was replaced by a new $82 million 10-year fixed rate mortgage, bearing interest at 5.00%. As a result of the transaction, we recognized a net gain on extinguishment of debt of $34.9 million during the three and six months ended June 30, 2020, comprised of the forgiven $30 million junior loan plus accrued interest of $5.4 million, offset by the write-off of $0.4 million of unamortized deferred financing fees and $0.1 million of transaction costs incurred.

The Company has provided a $12.5 million corporate guarantee if and only when Sears Holding Corporation (“Kmart”) vacates or stops paying rent. The guarantee will be released should certain financial metrics at Montehiedra be achieved even if the Kmart box remains vacant. Irrespective of whether Kmart vacates or stops paying rent, the guarantee amortizes commensurate with the loan amortization schedule and will reduce to zero in approximately six years.

Mortgage on Las Catalinas Mall
In April 2020, we notified the servicer of the $129 million non-recourse mortgage loan on Las Catalinas Mall in Puerto Rico that cash flow would be insufficient to service the debt and that we were unwilling to fund the shortfalls. Pursuant to the loan agreement, the loan is in default, is subject to incremental default interest, which increased the interest rate from 4.43% to 7.43% while the outstanding balance remains unpaid, and the lender has the ability to accelerate the full loan balance. We have accrued interest of $2.8 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2020. We currently remain in active negotiations with the special servicer and no determination has been made as to the timing or ultimate resolution of this matter.

Mortgage on property in Montclair, NJ
On August 6, 2020, the Company obtained a 10-year non-recourse mortgage loan of $7.3 million at a rate of 3.15% on its property in Montclair, NJ.

7.	INCOME TAXES

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. To the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates, including any alternative minimum tax, which, for corporations, was repealed under the Tax Cuts and Jobs Act (“TCJA”) and may not be able to qualify as a REIT for the four subsequent taxable years. The Company is subject to certain foreign and state and local income taxes, including on its two Puerto Rico malls, which are included in income tax benefit (expense) in the consolidated statements of income. The Company is also subject to certain other taxes, including state and local franchise taxes which are included in general and administrative expenses in the consolidated statements of income.

For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the six months ended June 30, 2020, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s taxable REIT subsidiary (“TRS”), and the Company’s TRS is subject to federal, state and local income taxes. These income taxes are included in the income tax expense in the consolidated statements of income.
On June 1, 2020, the Company completed a mortgage refinancing of its mall in Puerto Rico, The Outlets at Montehiedra. The debt forgiven as a part of this refinancing resulted in a write-down to our Puerto Rico tax basis in the mall equal to such amount of debt forgiven and the recognition of a deferred tax liability on the Company’s consolidated balance sheet of $10.3 million as of June 30, 2020. Refer to Note 6 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information on the refinancing.
On June 5, 2020, the Company completed a legal entity restructuring of Montehiedra. Prior to the legal entity restructuring, our two Puerto Rico malls were held in a special partnership for Puerto Rico tax purposes (the general partner being a qualified REIT subsidiary or “QRS”) and subject to a 29% non-resident withholding tax which is included in income tax benefit (expense) in the consolidated statements of income. The legal entity restructuring resulted in a step up in our Puerto Rico tax basis in Montehiedra and the recognition of a deferred tax asset on the Company’s consolidated balance sheet of $23.7 million as of June 30, 2020. As a result of the legal entity restructuring of Montehiedra, the Operating Partnership, and therefore, the REIT and the other minority partners, will now be deemed to be engaged in a trade or business in Puerto Rico with respect to their allocable share of Montehiedra’s net income and, as such, required to file Puerto Rico income tax returns. The REIT will be subject to regular Puerto Rico corporate income taxes on its allocable share of Montehiedra’s operating activities as opposed to the former 29% non-resident withholding tax on the net income from such operating activities allocated to the Operating Partnership. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profit tax on the earnings and profits generated from Montehiedra and such tax is included in income tax expense in the consolidated statements of income. Our other Puerto Rico property, Las Catalinas Mall, continues to be taxed as a special partnership and is subject to the 29% non-resident withholding tax.
Together, the refinancing and legal entity restructuring transactions resulted in a deferred tax asset, net of $13.4 million and the Company recognized an accompanying income tax benefit on the Company’s consolidated statements of income during the three and six months ended June 30, 2020, respectively.
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. As of June 30, 2020, the Company has not recorded a valuation allowance against its deferred tax assets.

The Puerto Rico income tax benefit recorded was $13.7 million and $13.6 million for the three and six months ended June 30, 2020, respectively, which is included in income tax benefit (expense) in the consolidated statements of income. For the three and six months ended June 30, 2019 the Puerto Rico income tax expense recorded was $0.9 million and of $1.1 million, respectively.

8.	LEASES

All rental revenue was generated from operating leases for the three and six months ended June 30, 2020 and June 30, 2019, respectively. The components of rental revenue for the three and six months ended June 30, 2020 and June 30, 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Rental Revenue
Fixed lease revenue	$51,648	$74,896	$120,745	$143,380
Variable lease revenue	21,617	26,592	45,520	55,416
Total rental revenue	$73,265	$101,488	$166,265	$198,796

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2020 and December 31, 2019.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents, mortgages payable and unsecured credit facility borrowings. Cash and cash equivalents are carried at cost, which approximates fair value. The fair values of our mortgages payable and unsecured credit facility borrowings are calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as

Level 1 and the fair values of mortgages payable and unsecured credit facility borrowings are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of June 30, 2020 and December 31, 2019.

	As of June 30, 2020		As of December 31, 2019
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$615,579	$615,579	$432,954	$432,954
Liabilities:
Mortgages payable(1)	$1,595,235	$1,628,764	$1,556,248	$1,590,503
Unsecured credit facility	250,000	250,000	—	—

(1) Carrying amounts exclude unamortized debt issuance costs of $10.5 million and $10.1 million as of June 30, 2020 and December 31, 2019, respectively.

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
No impairment charges were recognized during the three and six months ended June 30, 2020.
During the three months ended June 30, 2019, the Company recognized impairment charges of $18.7 million on two retail properties that the Company intended to market and sell. The impairment loss was calculated as the difference between the assets’ individual carrying values and the estimated aggregated fair values of $28.5 million, less estimated selling costs. We also recognized a $4.0 million impairment charge on an additional property during the three months ended March 31, 2019 as a result of the loss of a significant tenant at the property. The valuation of these properties were based on comparable sale transactions in the properties’ surrounding areas. The Company believes the inputs utilized to measure the fair values were reasonable in the context of applicable market conditions, however due to the significance of the unobservable inputs in the overall fair value measures, including market conditions and expectations for growth, the Company determined that such fair value measurements are classified as Level 3. The impairment charges are included as an expense within casualty and impairment loss, net on our consolidated statements of income for the three and six months ended June 30, 2019.

10.     COMMITMENTS AND CONTINGENCIES

There are various legal actions against us in the ordinary course of business. After consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Redevelopment
As of June 30, 2020, we had approximately $94.7 million of active development, redevelopment and anchor repositioning projects under way, of which $55.8 million remains to be funded. Further, while we have approximately $300 million of projects in our development pipeline, we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions. The Company has updated many of its active project stabilization dates to reflect the impact of the COVID-19 outbreak on its contractors, tenants and vendors.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million and $2.7 million on our consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Pandemic-Related Contingencies
On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). On March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic. During and subsequent to the second quarter, the continually evolving COVID-19 pandemic impacted our tenants and business operations. The Company has taken precautions to protect the safety, health and well-being of its employees and tenants.
The Company has concentrated operations in the New York metropolitan area and, although local and state governments implemented various phased reopening plans for nonessential businesses in June and July, the extent and magnitude of the pandemic’s impact to our operations was heightened during the second quarter due to mandated closures caused by the virus. As of August 4, 2020, 94% of our portfolio's gross leasable area was open for business and the Company collected approximately 72% of second quarter rental revenue billed and 73% of July rental revenue billed. As of August 4, 2020, the Company granted rent deferrals with an aggregate deferral amount of $0.7 million and a weighted average payback period of approximately seven months. Additionally, as of August 4, 2020, the Company granted rent abatements with an aggregate abatement amount of $0.1 million.
The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates granting further rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. As of August 4, 2020, tenants representing approximately 49% of total annualized base rent had submitted requests for rent relief. We are evaluating rent relief requests on a case-by-case basis, however not all requests for rent relief may be granted. The Company is not currently aware of any other loss contingencies related to the COVID-19 pandemic that would require recognition at this time, with the exception of abatements already discussed with tenants.

The Company is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences due to COVID-19. During the three and six months ended June 30, 2020, the Company recognized a write-off of $6.0 million related to receivables arising from the straight-lining of rents as a result of tenants impacted by COVID-19 and recognized $12.5 million and $13.9 million, respectively, as rental revenue deemed uncollectible (classified within rental revenue) based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants.

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

Given the economic environment brought upon by COVID-19, certain tenants underwent liquidity hardships and filed for Chapter 11 bankruptcy protection in the second quarter. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and the Company is currently exploring leasing alternatives for these spaces. Specifically, 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) filed for Chapter 11 bankruptcy protection on June 15, 2020. Prior to vacating, the Company had one lease with 24 Hour Fitness in Paramus, NJ comprising approximately 54,000 sf, which generated $3.1 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $3.5 million of receivables arising from the straight-lining of rents and recognized $0.8 million as rental revenue deemed uncollectible (classified within rental revenue) for the three and six months ended June 30, 2020.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2020	December 31, 2019
Other assets	$7,491	$7,460
Deferred tax asset, net(1)	9,152	—
Real estate held for sale	—	6,574
Deposits for acquisitions	—	10,000
Prepaid expenses:
Real estate taxes	4,438	6,491
Insurance	5,018	1,520
Licenses/fees	1,389	1,655
Total Prepaid expenses and other assets	$27,488	$33,700

(1) The balance as of June 30, 2020 comprises the deferred tax asset, net of $13.4 million resulting from the refinancing and restructuring transactions, which occurred at the Company's mall in Puerto Rico, The Outlets at Montehiedra, in June 2020, offset by the property’s preexisting deferred tax liability, net balance of $4.2 million as of June 30, 2020.

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2020	December 31, 2019
Deferred tenant revenue	$22,161	$26,224
Accrued interest payable	7,523	9,729
Accrued capital expenditures and leasing costs	8,455	7,893
Security deposits	6,248	5,814
Deferred tax liability, net(1)	715	5,137
Accrued payroll expenses	4,086	5,851
Other liabilities and accrued expenses	9,186	15,996
Total accounts payable, accrued expenses and other liabilities	$58,374	$76,644
(1) The balance as of December 31, 2019 comprises the deferred tax liabilities, net in connection with the Company’s two malls in Puerto Rico, with a $4.0 million net liability resulting from The Outlets at Montehiedra and $1.1 million net liability resulting from Las Catalinas Mall. As a result of the refinancing and restructuring transactions which occurred on The Outlets at Montehiedra in June 2020, the Company’s deferred tax liability, net balance as of June 30, 2020 exclusively comprises Las Catalinas Mall.

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Interest expense	$17,869	$15,752	$34,338	$31,568
Amortization of deferred financing costs	704	720	1,410	1,440
Total Interest and debt expense	$18,573	$16,472	$35,748	$33,008

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
During the quarter, the Company repurchased 1.4 million common shares at a weighted average share price of $7.98 for a total of $11.3 million. Cumulative total purchases since inception are 5.9 million shares at a weighted average share price of $9.22 amounting to an investment of $54.1 million.

Dividends and Distributions
In the second quarter, we temporarily suspended our dividend as a result of the COVID-19 pandemic and resulting uncertainty, and as such, no dividends were declared on our common shares or OP units during the three months ended June 30, 2020. During the three months ended June 30, 2019, the Company declared distributions on our common shares and OP units of $0.22 per share/unit. During the six months ended June 30, 2020 and 2019, respectively, the Company declared distributions on our common shares and OP units of $0.22 and $0.44 per share/unit in the aggregate.
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
The total of the OP units and LTIP units represent a 4.0% and 4.2% weighted-average interest in the Operating Partnership for the three and six months ended June 30, 2020, respectively. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Share-based compensation expense components:
Restricted share expense	$194	$336	$454	$1,087
Stock option expense	3,259	999	4,127	2,070
LTIP expense(1)	4,117	995	5,300	2,203
Performance-based LTI expense(2)	1,027	923	1,942	1,487
Deferred share unit (“DSU”) expense	14	42	36	112
Total Share-based compensation expense	$8,611	$3,295	$11,859	$6,959

(1) LTIP expense includes the time-based portion of the 2018, 2019 and 2020 LTI Plans.
(2) Performance-based LTI expense includes the 2015 and 2017 OPP plans and the performance-based portion of the 2018, 2019 and 2020 LTI Plans.

The total share-based compensation expense recognized for the three and six months ended June 30, 2020 includes $5.6 million of accelerated amortization of unvested equity awards in connection with the executive transition of our former President of Development and the amount for the six months ended June 30, 2019 includes $0.4 million of accelerated amortization of unvested equity awards in connection with the executive transition of our former Chief Operating Officer. Equity award activity during the six months ended June 30, 2020 included: (i) 2,208,304 stock options vested, (ii) 297,195 LTIP units granted, (iii) 341,022 LTIP units vested, (iv) 50,285 restricted shares vested and (v) 31,679 restricted shares granted.

2020 Long-Term Incentive Plan

On February 20, 2020, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2020 Long-Term Incentive Plan (“2020 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on (i) the passage of time (one-third of the fair value of the program) and (ii) performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (two-thirds of the fair value of the program). The total grant date fair value under the 2020 LTI Plan was $8.8 million comprising performance-based and time-based awards.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income attributable to common shareholders	$31,255	$26,571	$80,235	$52,108
Less: Earnings allocated to unvested participating securities	(19)	(22)	(54)	(45)
Net income available for common shareholders - basic	$31,236	$26,549	$80,181	$52,063
Impact of assumed conversions:
OP and LTIP units	—	—	525	—
Net income available for common shareholders - dilutive	$31,236	$26,549	$80,706	$52,063

Denominator:
Weighted average common shares outstanding - basic	116,522	120,364	118,744	118,330
Effect of dilutive securities(1):
Restricted share awards	73	97	79	106
Assumed conversion of OP and LTIP units	—	—	784	—
Weighted average common shares outstanding - diluted	116,595	120,461	119,607	118,436

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.27	$0.22	$0.68	$0.44
Earnings per common share - Diluted	$0.27	$0.22	$0.67	$0.44
(1) For the three and six months ended June 30, 2019 and the three months ended June 30, 2020, the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for this period.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per unit amounts)	2020	2019	2020	2019
Numerator:
Net income attributable to unitholders	$32,545	$28,089	$83,833	$55,981
Less: net income attributable to participating securities	(19)	(23)	(54)	(47)
Net income available for unitholders	$32,526	$28,066	$83,779	$55,934

Denominator:
Weighted average units outstanding - basic	120,535	126,478	123,190	126,442
Effect of dilutive securities issued by Urban Edge	72	97	79	106
Unvested LTIP units	800	5	813	6
Weighted average units outstanding - diluted	121,407	126,580	124,082	126,554

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.27	$0.22	$0.68	$0.44
Earnings per unit - Diluted	$0.27	$0.22	$0.68	$0.44

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to large and small businesses, particularly our retail tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, as well as to individuals adversely impacted by the COVID-19 pandemic, (b) the duration of any such orders or other formal recommendations for social distancing and the speed and extent to which revenues of our retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) the potential adverse impact on returns from redevelopment projects, and (e) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term and negative consequences that will occur if these trends are not quickly reversed; (ii) the loss or bankruptcy of major tenants, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant, particularly, in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in future; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as a disruption of, or lack of access to the capital markets, as well as the recent significant decline in the Company’s share price from prices prior to the spread of the COVID-19 pandemic; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; and (xv) the loss of key executives. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
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

The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2020, Urban Edge owned approximately 96.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.
As of June 30, 2020, our portfolio consisted of 73 shopping centers, four malls and a warehouse park, totaling approximately 15.1 million square feet.

Critical Accounting Policies and Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 contains a description of our critical accounting policies, including accounting for real estate, leases and revenue recognition. For the six months ended June 30, 2020, there were no material changes to these policies with the exception of our real estate policy, which has been included in Note 3 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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
Our primary cash expenditures consist of our property operating and capital costs, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance and utilities; general and administrative expenses include payroll, professional fees, information technology, office expenses and other administrative expenses; and interest and debt expense primarily consists of interest on our mortgage debt. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. There continues to be volatility and economic uncertainty in many markets. The current COVID-19 pandemic has increased volatility and uncertainty and has created significant economic disruption. The duration of measures taken to contain the pandemic, including mandatory business shut-downs, reduced business operations and social distancing is unknown as is the long-term consequence of such measures on consumer behavior. Specifically, the revenue and sales volume for our tenants identified as nonessential may decline significantly as demand for their services and products changes in the near term and potentially longer term. We are actively managing our business to respond to the ongoing economic and social impact and uncertainty relating to COVID-19 pandemic; however, our future near term and potentially longer term results of operations may be significantly adversely affected. See “Pandemic-Related Contingencies” under Liquidity and Capital Resources and “Item 1A. Risk Factors” for more information.
The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income	$32,545	$28,067	$83,833	$55,959
FFO applicable to diluted common shareholders(1)	55,656	57,582	90,450	94,102
NOI(2)	47,332	60,135	105,001	119,478
Same-property NOI(2)	43,951	54,754	98,504	109,990
(1) Refer to page 37 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 36 for a reconciliation to the nearest GAAP measure.

Development/Redevelopment Activity
The Company has eleven active development, redevelopment or anchor repositioning projects with total estimated costs of $94.7 million, of which $38.9 million (or 41%) has been incurred as of June 30, 2020. We have delayed and continue to monitor the stabilization dates of these projects as a result of the impact of the COVID-19 pandemic on our tenants and vendors. While significant construction activity resumed at the end of the second quarter, the estimated stabilization dates of these projects are our best estimate assuming activity is not further impeded by COVID-19 related restrictions. As of June 30, 2020, we have $55.8 million remaining to be funded on our active projects. Further, while we have approximately $300 million of projects in our development pipeline, we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions.

Acquisition/Disposition Activity
During the six months ended June 30, 2020, the Company acquired Kingswood Center and Kingswood Crossing for $167.3 million, including transaction costs. The properties are located along Kings Highway in the Midwood neighborhood of Brooklyn, NY. The Company plans to increase the value of these assets via lease up of existing vacancy, remerchandising where appropriate and maximizing the value of unused development rights. As part of the acquisition of Kingswood Center, we assumed a $65.5 million mortgage, which matures in 2028.
During the six months ended June 30, 2020, we disposed of three properties and received proceeds of $58.1 million, net of selling costs, resulting in a $39.8 million net gain on sale of real estate. Proceeds from the dispositions, in addition to proceeds generated from some of the Company’s non-core asset sales in 2019, were used to acquire Kingswood Center and Kingswood Crossing via 1031 exchanges and allowed for the deferral of capital gains resulting from these sales.
Given the impact of the COVID-19 pandemic on the markets where our properties are located, we anticipate a reduction in our disposition and acquisition activity potentially for the remainder of 2020.

Equity Activity
Equity award activity during the six months ended June 30, 2020 included: (i) 2,208,304 stock options vested, (ii) 297,195 LTIP units granted, (iii) 341,022 LTIP units vested, (iv) 50,285 restricted shares vested and (v) 31,679 restricted shares granted. Refer to Note 15 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the Company’s equity award activity.
On February 20, 2020, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2020 LTI Plan. The 2020 LTI Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-third of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (two-thirds of the program). During the six months ended June 30, 2020, the Company issued 630,774 performance-based LTIP units and 169,004 time-based LTIP units, respectively, in connection with the 2020 LTI Plan.
In March 2020, the Company’s Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. During the quarter, the Company repurchased 1.4 million common shares at a weighted average share price of $7.98 for a total of $11.3 million. Cumulative total purchases since inception are 5.9 million shares at a weighted average share price of $9.22 amounting to an investment of $54.1 million. Refer to Note 14 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the Company’s share repurchase program.

Comparison of the Three Months Ended June 30, 2020 to June 30, 2019
Net income for the three months ended June 30, 2020 was $32.5 million, compared to net income of $28.1 million for the three months ended June 30, 2019. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended June 30, 2020 as compared to the same period of 2019:

	Three Months Ended June 30,
(Amounts in thousands)	2020	2019	Change
Total revenue	$73,619	$102,747	$(29,128)
Depreciation and amortization	23,299	22,567	732
Property operating expenses	11,894	14,416	(2,522)
General and administrative	18,053	10,010	8,043
Casualty and impairment loss, net	—	5,112	(5,112)
Gain on sale of real estate	—	11,550	(11,550)
Interest income	422	2,458	(2,036)
Interest and debt expense	18,573	16,472	2,101
Gain on extinguishment of debt	34,908	—	34,908
Income tax (benefit) expense	(13,662)	994	(14,656)
Total revenue decreased by $29.1 million to $73.6 million in the second quarter of 2020 from $102.7 million in the second quarter of 2019. The decrease is primarily attributable to:

•	$12.2 million increase in rental revenue deemed uncollectible;

•	$7.4 million decrease in write-offs of below-market lease intangible liabilities related to recaptured leases;

•
$6.0 million increase in write-offs of receivables arising from the straight-lining of rents in connection with leases with rental revenue being recognized prospectively, based on actual amounts received during the second quarter of 2020;

•	$2.0 million decrease as a result of property dispositions net of acquisitions since the second quarter of 2019;

•	$2.0 million decrease in tenant reimbursement income due to lower common area maintenance expenses;

•	$0.7 million net decrease in other income due to a decrease in tenant bankruptcy settlement income, offset by an increase in lease termination income, partially offset by

•	$1.2 million increase in property rentals due to rent commencements and contractual rent increases.
Depreciation and amortization increased by $0.7 million to $23.3 million in the second quarter of 2020 from $22.6 million in the second quarter of 2019. The increase is primarily attributable to:

•	$1.9 million increase as a result of acquisitions net of dispositions since the second quarter of 2019; and

•	$0.9 million increase from development projects and tenant improvements placed into service, partially offset by

•
$2.1 million decrease in depreciation and amortization as a result of write-offs of tenant improvements and building improvements related to leases fully amortized or recaptured since the second quarter of 2019.

Property operating expenses decreased by $2.5 million to $11.9 million in the second quarter of 2020 from $14.4 million in the second quarter of 2019. The decrease is primarily attributable to:

•	$2.2 million decrease in common area maintenance expenses primarily related to less snow and temporary tenant closures in connection with COVID-19 during the second quarter of 2020; and

•	$0.3 million decrease as a result of property dispositions net of acquisitions.
General and administrative expenses increased by $8.0 million to $18.1 million in the second quarter of 2020 from $10.0 million in the second quarter of 2019. The increase is primarily attributable to:

•	$7.2 million increase in executive transition costs including $5.6 million of accelerated amortization of unvested equity awards;

•	$0.6 million increase in transaction, severance and other expenses; and

•	$0.2 million increase in professional fees for consulting and legal services.
We recognized a $5.1 million casualty and impairment loss in the second quarter of 2019 attributable to:

•	$18.7 million of real estate impairment charges recognized against the carrying values of two properties, partially offset by

•	$13.6 million from insurance settlements for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA.

We recognized a gain on sale of real estate of $11.6 million in the second quarter of 2019 due to the sale of our property in Glen Burnie, MD on May 14, 2019.
Interest income decreased by $2.0 million to $0.4 million in the second quarter of 2020 from $2.5 million in the second quarter of 2019. The decrease is primarily attributable to a decrease in interest rates.
Interest and debt expense increased by $2.1 million to $18.6 million in the second quarter of 2020 from $16.5 million in the second quarter of 2019. The increase is primarily attributable to:

•	$1.2 million of interest resulting from the $250 million draw on the Company’s revolving credit agreement in March 2020;

•	$0.9 million incremental default interest in connection with the default of our mortgage at Las Catalinas Mall in Puerto Rico in April 2020;

•	$0.6 million of interest due to the assumption of mortgage debt in connection with the acquisition of Kingswood Center in Brooklyn, NY in February 2020; and

•	$0.2 million decrease in interest capitalized due to the completion of development projects, partially offset by

•	$0.8 million interest decrease on variable-rate debt due to lower interest rates.
A gain on extinguishment of debt of $34.9 million in the second quarter of 2020 was recognized as a result of the refinancing of the mortgage secured by The Outlets at Montehiedra, consisting of the forgiveness of the $30 million junior loan plus accrued interest of $5.4 million, offset by the write-off of $0.4 million of unamortized deferred financing fees and $0.1 million of transaction costs.
Income tax expense decreased by $14.7 million resulting in an income tax benefit of $13.7 million in the second quarter of 2020 from $1.0 million of expense in the second quarter of 2019, primarily attributable to the tax impact of the mortgage refinancing and legal entity restructuring transactions related to our mall in Puerto Rico, The Outlets at Montehiedra, in the second quarter of 2020, partially offset by the tax impact of the insurance settlement received in the second quarter of 2019 related to Hurricane Maria.

Comparison of the Six Months Ended June 30, 2020 to June 30, 2019
Net income for the six months ended June 30, 2020 was $83.8 million, compared to net income of $56.0 million for the six months ended June 30, 2019. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the six months ended June 30, 2019 as compared to the same period of 2019:

	Six Months Ended June 30,
(Amounts in thousands)	2020	2019	$ Change
Total revenue	$166,979	$200,479	$(33,500)
Depreciation and amortization	46,770	44,397	2,373
Property operating expenses	26,431	31,477	(5,046)
General and administrative	27,900	20,590	7,310
Casualty and impairment loss, net	—	9,070	(9,070)
Gain on sale of real estate	39,775	28,503	11,272
Interest income	2,105	4,964	(2,859)
Interest and debt expense	35,748	33,008	2,740
Gain on extinguishment of debt	34,908	—	34,908
Income tax (benefit) expense	(13,562)	1,196	(14,758)
Total revenue decreased by $33.5 million to $167.0 million in the six months ended June 30, 2020 from $200.5 million in the six months ended June 30, 2019. The decrease is primarily attributable to:

•	$13.1 million increase in rental revenue deemed uncollectible;

•	$7.4 million decrease in write-offs of below-market lease intangible liabilities related to recaptured leases;

•	$6.0 million increase in write-offs of receivables arising from the straight-lining of rents in connection to leases with rental revenue being prospectively, based on actual amounts received;

•	$4.7 million decrease as a result of property dispositions net of acquisitions;

•	$3.9 million decrease in tenant reimbursement income due to lower common area maintenance expenses; and

•	$0.7 million net decrease in other income due to a decrease in tenant bankruptcy settlement income, offset by an increase in lease termination income, partially offset by

•	$2.3 million increase in property rentals due to rent commencements and contractual rent increases.
Depreciation and amortization expenses increased by $2.4 million to $46.8 million in the six months ended June 30, 2020 from $44.4 million in the six months ended June 30, 2019. The increase is primarily attributable to:

•	$3.0 million increase as a result of acquisitions net of dispositions; and

•	$1.5 million increase from completed development projects and tenant improvements, partially offset by

•
$2.1 million decrease in depreciation and amortization as a result of write-offs of tenant improvements and building improvements related to leases fully amortized or recaptured since the second quarter of 2019.

Property operating expenses decreased by $5.0 million to $26.4 million in the six months ended June 30, 2020 from $31.5 million in the six months ended June 30, 2019. The decrease is primarily attributable to:

•	$4.4 million decrease in common area maintenance expenses primarily related to less snow and temporary tenant closures in connection with COVID-19; and

•	$0.9 million decrease as a result of property dispositions net of acquisitions, partially offset by

•	$0.3 million increase in environmental compliance expenses.
General and administrative expenses increased by $7.3 million to $27.9 million in the six months ended June 30, 2020 from $20.6 million in the six months ended June 30, 2019. The increase is primarily attributable to:

•	$6.8 million net increase in executive transition costs including accelerated amortization of unvested equity awards; and

•	$0.5 million net increase in transaction, severance and other expenses.
A casualty and impairment loss, net of $9.1 million was recognized in the in the six months ended June 30, 2019 attributable to:

•	$22.7 million of real estate impairment charges recognized against the carrying values of three properties, partially offset by

•	$13.6 million from insurance settlements for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA.
We recognized a gain on sale of real estate of $39.8 million in the six months ended June 30, 2020 due to the disposition of three operating properties and a gain on sale of real estate of $28.5 million in the six months ended June 30, 2019 from the sale of our property in Chicopee, MA on March 15, 2019 and the sale of our property in Glen Burnie, MD on May 14, 2019.
Interest income decreased by $2.9 million to $2.1 million in the six months ended June 30, 2020 from $5.0 million in the six months ended June 30, 2019. The decrease is primarily attributable to an increase in interest rates.
Interest and debt expense increased by $2.7 million to $35.7 million in the six months ended June 30, 2020 from $33.0 million in the six months ended June 30, 2019. The increase is primarily attributable to:

•	$1.4 million of interest resulting from the $250 million draw on the Company’s revolving credit agreement in March 2020;

•	$0.9 million of interest due to the assumption of mortgage debt in connection with the acquisition of Kingswood Center in Brooklyn, NY in February 2020;

•	$0.9 million incremental default interest in connection with the default of our mortgage at Las Catalinas Mall in Puerto Rico in April 2020; and

•	$0.7 million decrease in interest capitalized due to the completion of development projects, partially offset by

•	$1.2 million interest decrease on variable-rate debt due to lower interest rates.
A gain on extinguishment of debt of $34.9 million in the six months ended June 30, 2020 was recognized as a result of the refinancing of the mortgage secured The Outlets at Montehiedra, consisting of the forgiveness of the $30 million junior loan plus accrued interest of $5.4 million, offset by the write-off of $0.4 million of unamortized deferred financing fees and $0.1 million of transaction costs.
Income tax expense decreased by $14.8 million resulting in an income tax benefit of $13.6 million in the six months ended June 30, 2020 from $1.2 million of expense in the six months ended June 30, 2019 primarily attributable to the tax impact of the mortgage refinancing and legal entity restructuring transactions related to our mall in Puerto Rico, The Outlets at Montehiedra, in the second quarter of 2020, partially offset by the tax impact of the insurance settlement received in the second quarter of 2019 related to Hurricane Maria.

Non-GAAP Financial Measures

Throughout this section, we have provided certain information on a “same-property” cash basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 73 properties for the three and six months ended June 30, 2020 and 2019, respectively. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

We calculate same-property NOI using net income as defined by GAAP reflecting only those income and expense items that are reflected in NOI, adjusted for the following items: lease termination fees, bankruptcy settlement income, and income and expenses that we do not believe are representative of ongoing operating results, if any. The Company has historically defined this metric as "same-property Cash NOI." There have been no changes to the calculation of this metric.

The most directly comparable GAAP financial measure to NOI is net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. We calculate NOI by adjusting net income to add back depreciation and amortization expense, general and administrative expenses, casualty and real estate impairment losses and non-cash lease expense, and deduct non-cash rental income resulting from the straight-lining of rents and amortization of acquired below market leases net of above market leases.

We use NOI internally to make investment and capital allocation decisions and to compare the unlevered performance of our properties to our peers. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from net income. As such, NOI assists in eliminating disparities in net income due to the development, redevelopment, acquisition or disposition of properties during the periods presented, and thus provides a more consistent performance measure for the comparison of the operating performance of the Company’s properties. NOI and same-property NOI should not be considered substitutes for net income and may not be comparable to similarly titled measures employed by others. The Company has historically defined this metric as "Cash NOI." There have been no changes to the calculation of this metric. However, the Company has decided to refer to this metric as "NOI" instead of "Cash NOI" to further clarify that, consistent with the definition of this metric, the revenue and expenses reflected in this metric include some accrued amounts and are not limited to amounts for which the Company actually received or made cash payment during the applicable period.
Same-property NOI decreased by $10.8 million, or 19.7%, for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 and decreased by $11.5 million, or 10.4%, for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019.

The following table reconciles net income to NOI and same-property NOI for the three and six months ended June 30, 2020 and 2019, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income	$32,545	$28,067	$83,833	$55,959
Management and development fee income from non-owned properties	(285)	(308)	(599)	(660)
Other expense	201	318	456	548
Depreciation and amortization	23,299	22,567	46,770	44,397
General and administrative expense	18,053	10,010	27,900	20,590
Casualty and impairment loss, net(1)	—	5,112	—	9,070
Gain on sale of real estate	—	(11,550)	(39,775)	(28,503)
Interest income	(422)	(2,458)	(2,105)	(4,964)
Interest and debt expense	18,573	16,472	35,748	33,008
Gain on extinguishment of debt	(34,908)	—	(34,908)	—
Income tax (benefit) expense	(13,662)	994	(13,562)	1,196
Non-cash revenue and expenses	3,938	(9,089)	1,243	(11,163)
NOI(2)	47,332	60,135	105,001	119,478
Adjustments:
Non-same property NOI(3)	(2,877)	(4,229)	(5,990)	(8,309)
Tenant bankruptcy settlement income and lease termination income	(504)	(1,152)	(507)	(1,179)
Same-property NOI	$43,951	$54,754	$98,504	$109,990
NOI related to properties being redeveloped	658	611	1,354	1,135
Same-property NOI including properties in redevelopment	$44,609	$55,365	$99,858	$111,125
(1) The three and six months ended June 30, 2019 reflect real estate impairment losses, offset by insurance proceeds for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA.
(2) The Company has historically defined this metric as “Cash NOI.” There have been no changes to the calculation.
(3) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired or disposed in the period.

Funds From Operations
FFO was $55.7 million for the three months ended June 30, 2020 compared to $57.6 million for the three June 30, 2019. FFO was $90.5 million for the six months ended June 30, 2020 compared to $94.1 million for the six months ended June 30, 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income	$32,545	$28,067	$83,833	$55,959
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(1,290)	(1,518)	(3,598)	(3,873)
Consolidated subsidiaries	—	22	—	22
Net income attributable to common shareholders	31,255	26,571	80,235	52,108
Adjustments:
Rental property depreciation and amortization	23,111	22,348	46,392	43,971
Gain on sale of real estate	—	(11,550)	(39,775)	(28,503)
Real estate impairment loss	—	18,695	—	22,653
Limited partnership interests in operating partnership(1)	1,290	1,518	3,598	3,873
FFO applicable to diluted common shareholders	$55,656	$57,582	$90,450	$94,102
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented.

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for the first quarter of 2020. As a result of COVID-19 and the future uncertainties it has generated, the Company has temporarily suspended quarterly dividend distributions and did not declare a quarterly dividend for the second quarter of 2020. The Company’s Board of Trustees will continue to monitor the Company’s financial performance and economic outlook and, at a later date, intends to reinstate a regular quarterly dividend of at least the amount required to continue qualifying as a REIT for US federal income tax purposes.
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. As discussed in more detail below, the effects of COVID-19 and the actions taken to minimize its spread have had an adverse impact on our short-term cash flow as a significant number of our tenants have not paid rent that was due in the second quarter and July of 2020, and such efforts could have a significant longer term adverse impact on our cash flow and financial condition. Specifically, as of August 4, 2020, the Company collected approximately 72% of second quarter rental revenue billed and 73% of July rental revenue billed. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales.
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
At June 30, 2020, we had cash and cash equivalents, including restricted cash, of $639.8 million and $350 million available under our line of credit:

(Amounts in thousands)	June 30, 2020
Revolving credit agreement(1)
Total commitment amount	$600,000
Available capacity	$350,000
Maturity	January 29, 2024
(1) Refer to Note 6 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

The Company continues to monitor the outbreak of COVID-19 and its impact on our overall liquidity position and outlook. The ultimate impact COVID-19 may have on our operational and financial performance over the next 12 months is currently uncertain and will depend on certain developments, including, among others, the impact of COVID-19 on our tenants and the magnitude and duration of the pandemic, including its impact on store closing and social distancing rules which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs. In light of the various uncertainties resulting from COVID-19, the Company borrowed $250 million under its existing $600 million revolving credit agreement in March 2020 as a precautionary measure to increase the Company's cash position and facilitate financial flexibility. We currently have $350 million remaining under our revolving credit agreement. Our ability to retain our outstanding borrowings and utilize remaining amounts available under our revolving credit facility will depend on our continued compliance with the applicable financial covenants and other terms of our revolving credit agreement, which may be impacted by tenant store closures and failure of tenants to pay rent. The proceeds are available to use for working capital and other corporate purposes if the Company experiences a material decrease in cash flow from property rental income as operational disruptions may persist into the future. We have no debt scheduled to mature until 2022. We currently believe that together with our cash on hand, revolving credit agreement and general ability to access the capital markets, these resources will be sufficient to finance our operations and fund our debt service requirements and capital expenditures over the next 12 months.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The Company has not applied for or received any loans authorized under the CARES Act; however, the Company may avail itself of certain tax provisions in the CARES Act as we seek to manage our dividend.

Summary of Cash Flows
Cash and cash equivalents including restricted cash was $639.8 million at June 30, 2020, compared to $485.1 million as of December 31, 2019 and $463.6 million as of June 30, 2019, an increase of $154.7 million and $176.2 million, respectively. Our cash flow activities are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2020	2019	$ Change
Net cash provided by operating activities	$41,977	$76,837	$(34,860)
Net cash used in investing activities	(48,900)	(12,410)	(36,490)
Net cash provided by (used in) financing activities	161,622	(58,350)	219,972
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $42.0 million for the six months ended June 30, 2020 decreased by $34.9 million from $76.8 million as of June 30, 2019, due to the timing and deferral of cash receipts and payments by tenants impacted by the COVID-19 pandemic, including the impact of recovery income.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $48.9 million for the six months ended June 30, 2020, increased by $36.5 million compared to net cash used in investing activities of $12.4 million for the six months ended June 30, 2019 primarily due to (i) $92.1 million increase in cash used in the acquisition of real estate and (ii) $4.4 million decrease in insurance proceeds due to proceeds received for physical property damages in the six months ended June 30, 2019, partially offset by (iii) $39.5 million decrease in cash used for real estate development and capital improvements at existing properties and (iv) $20.6 million increase in cash provided by the sale of properties.
Financing Activities
Net cash flow provided by or used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash provided by financing activities of $161.6 million for the six months ended June 30, 2020, increased by $220 million from cash used in financing activities of $58.4 million for the six months ended June 30, 2019 primarily due to (i) $250.0 million of cash borrowings provided under the Company’s revolving credit agreement, (ii) $83.0 million of proceeds from borrowings under mortgage loans and (iii) $28.0 million decrease in distributions to partners due to the temporary suspension of dividends, partially offset by (iv) $83.9 million increase in debt repayments, (v) $54.1 million of cash paid to repurchase common shares, (vi) $2.0 million increase in cash used in issuing debt and (vii) $0.8 million increase in tax withholdings on vested restricted stock.

Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rates as of June 30, 2020.

(Amounts in thousands)	Principal balance at June 30, 2020	Weighted Average Interest Rate at June 30, 2020
Mortgages payable:
Fixed rate debt	$1,425,214	4.44%
Variable rate debt(1)	170,021	1.92%
Total mortgages payable	1,595,235	4.44%
Unamortized debt issuance costs	(10,511)
Total mortgages payable, net of unamortized debt issuance costs	1,584,724
Unsecured credit facilities:
Revolving credit agreement(2)	250,000	1.22%
Total unsecured credit facilities	250,000	1.22%
Total debt outstanding	$1,834,724	3.77%
(1) As of June 30, 2020, $81.0 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.
(2) As of June 30, 2020, the borrowings on our revolving credit agreement were subject to one month LIBOR plus 1.05%.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of June 30, 2020. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2020, we were in compliance with all debt covenants with the exception of those related to our mortgage loan on Las Catalinas Mall. The mortgage on Las Catalinas Mall has been in default since April 2020.

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

On June 3, 2020, we entered into a third amendment to the Agreement. The third amendment, among other things, modifies certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter period annualized. Under the Agreement, our financial covenants are generally measured using operating results of a trailing four-quarter period from the prior trailing four-quarter period, including the maximum leverage ratio, which measures our asset value based on net operating income, as defined in the Agreement. Net operating income is defined, in part, based on rents and other revenues received in the ordinary course of business from our properties. As a result, if cash revenue recognized during a trailing four-quarter period declines significantly from historical amounts, we may be required to repay all outstanding amounts and lose access to our revolving credit facility unless we obtain a waiver. We currently believe that with our cash on hand, we will have sufficient resources to finance our operations and fund our debt service requirements and capital expenditures for at least the next 12 months even if we are required to repay all outstanding borrowings under the Agreement.

In March 2020, the Company borrowed $250 million under the Agreement and $350 million remains available for withdrawal.

In the event that LIBOR is discontinued, the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, although it could result in higher interest rates.

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
(Amounts in thousands)	2020	2019
Capital expenditures:
Development and redevelopment costs(1)	$6,289	$42,633
Capital improvements(1)	3,651	4,488
Tenant improvements and allowances	1,230	3,399
Total capital expenditures	$11,170	$50,520
(1) Amount for the six months ended June 30, 2019 have been reclassified to conform with current period presentation.

As of June 30, 2020, we had approximately $94.7 million of active redevelopment, development and anchor repositioning projects at various stages of completion, an increase of $29.1 million from $65.6 million of projects as of December 31, 2019. We have advanced these projects and incurred $2.4 million of additional spend since December 31, 2019. We anticipate spending an additional $55.8 million to complete these projects, which we expect to occur over the next six to eighteen months depending on any restrictions on construction activity. We expect to fund these projects using cash on hand, proceeds from dispositions, secured debt, or proceeds from issuing equity.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million and $2.7 million on our consolidated balance sheets as of June 30, 2020 and December 31, 2019, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Pandemic-Related Contingencies
The Company has concentrated operations in the New York metropolitan area and, although local and state governments implemented various phased reopening plans for nonessential businesses in June and July, the pandemic’s impact to our operations was heightened during the second quarter due to mandated closures that remained in effect for most of the second quarter. As of August 4, 2020, 94% of our portfolio's gross leasable area (92% as measured by annualized base rent) was open for business and the Company collected approximately 72% of second quarter rental revenue billed and 73% of July rental revenue billed. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates granting further rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. As of August 4, 2020, tenants representing approximately 49% of total annualized base rent had submitted requests for rent relief. We are evaluating rent relief requests on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. As of August 4, 2020, we expect to execute an approximate total of 65 rent deferrals for an aggregate deferral amount of $4.2 million.
The following table sets forth information regarding second quarter rents billed but uncollected as of June 30, 2020:

Tenant Type	Tenant Billings	Amount Uncollected
National	$65,787	$18,022
Regional	9,460	4,265
Mom and pop	6,872	3,346
Local franchise	5,556	3,074
Temporary	1,717	1,379
Total Portfolio	$89,392	$30,086

The Company is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences due to COVID-19. During the three and six months ended June 30, 2020, the Company recognized a write-off of $6.0 million related to receivables arising from the straight-lining of rents as a result of tenants impacted by COVID-19 and recognized $12.5 million and $13.9 million, respectively, as rental revenue deemed uncollectible (classified within rental revenue) based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants.
We anticipate a decline in our percentage rent earned throughout 2020 as a result of reduced sales volumes from temporary store closures and changes in consumer behavior. Percentage rent accounted for less than 1% of rental revenue for the six months ended June 30, 2020 and 2019, respectively and totaled $4.0 million for the year ended December 31, 2019.
The Company is not currently aware of any other loss contingencies related to the COVID-19 pandemic that would require recognition at this time, with the exception of abatements already discussed with tenants.

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

Given the economic environment brought upon by COVID-19, certain tenants underwent liquidity hardships and filed for Chapter 11 bankruptcy protection in the second quarter. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and the Company is currently exploring leasing alternatives for these spaces. Specifically, 24 Hour Fitness filed for Chapter 11 bankruptcy protection on June 15, 2020. Prior to vacating, the Company had one lease with 24 Hour Fitness in Paramus, NJ comprising approximately 54,000 sf, which generated $3.1 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $3.5 million of receivables arising from the straight-lining of rents and recognized $0.8 million as rental revenue deemed uncollectible (classified within rental revenue) for the three and six months ended June 30, 2020.

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
We do not have any off-balance sheet arrangements as of June 30, 2020 or December 31, 2019.

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

	2020					2019
(Amounts in thousands)	June 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate unsecured debt	$250,000		1.22%	$2,500		$—		—%
Variable rate mortgages	170,021		1.92%	1,700		169,500		3.45%
Fixed rate mortgages	1,425,214		4.44%	—	(2)	1,386,748		4.12%
	$1,845,235	(1)		$4,200		$1,556,248	(1)
(1) Excludes unamortized debt issuance costs of $10.5 million and $10.1 million as of June 30, 2020 and December 31, 2019, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $14.3 million based on outstanding balances as of June 30, 2020.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of June 30, 2020, we did not have any hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2020, the estimated fair value of our consolidated debt was $1.9 billion.

Other Market Risks

As of June 30, 2020, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2020 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2020, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our retail tenants depend on in-person interactions with their customers, and the COVID-19 pandemic has decreased customer willingness to visit, and mandated “shelter-in-place” or “stay-at-home” orders have prevented customers from visiting, our tenants’ businesses, which has and may continue to negatively impact their profitability or cash flow and ability make timely rental payments to us. As a result of our concentrated operations in the New York metropolitan area, the extent and magnitude, or perception, of the impact of the current COVID-19 pandemic on our and our tenants’ business is heightened. As of August 4, 2020, 94% of our portfolio's gross leasable area (92% as measured by annualized base rent) was open for business. We remain in active discussions and negotiations with our impacted tenants and anticipate granting further rent concessions or other lease-related relief. As of August 4, 2020, we expect to execute an approximate total of 65 rent deferrals for an aggregate deferral amount of $4.2 million, however the full financial impact of such rent relief is currently unknown. As of August 4, 2020 the Company collected approximately 72% of second quarter rental revenue billed and 73% of July rental revenue billed, respectively. We anticipate a decline in our percentage rent throughout 2020 as a result of reduced sales volume from temporary store closures and changes in consumer behavior.
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
Urban Edge Properties
(a) Recent Sales of Unregistered Securities:
During the three months ended June 30, 2020, we issued 30,000 shares of common shares in exchange for 30,000 OP Units that were held by certain limited partners of our Operating Partnership. OP Units are generally redeemable for cash or, at our discretion, exchangeable into shares of our common stock on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of a shares of our common stock at the time of redemption. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the shares of common stock.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program(2)
April 1, 2020 - April 30, 2020	1,421,700	(1)	$7.98	1,421,700	$145,900,000
May 1, 2020 - May 31, 2020	109,474	(2)	10.79	—	145,900,000
June 1, 2020 - June 30, 2020	—		—	—	145,900,000
	1,531,174		$8.18	1,421,700	$145,900,000
(1) In March 2020, the Company’s Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s shares. Under the program, the Company may repurchase its shares from time to time in the open market or in privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18. The share repurchase program does not obligate the Company to acquire any particular amount of common shares and may be suspended or discontinued at any time at the Company’s discretion.
(2) Represents common shares surrendered by employees to us to satisfy such employees’ tax withholding obligations in connection with the vesting and conversion of 223,553 LTIP units to common shares.

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
10.1
Third Amendment, dated as of June 3, 2020, to Revolving Credit Agreement by and among Urban Edge Properties LP, as Borrower, each of the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 5, 2020)

10.2	Separation and General Release Agreement, dated May 20, 2020 between Donald T. Briggs and Urban Edge Properties (incorporated by reference to Exhibit 10.1 to Form 8-K filed May 22, 2020)
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

Date: August 6, 2020

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: August 6, 2020