Form 10-Q
period 2020-09-30
Urban Edge Properties; Urban Edge Properties LP
filed 2020-11-05
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 333-212951-01 (Urban Edge Properties LP)
URBAN EDGE PROPERTIES
URBAN EDGE PROPERTIES LP
(Exact name of Registrant as specified in its charter)

Maryland	(Urban Edge Properties)		47-6311266
Delaware	(Urban Edge Properties LP)		36-4791544
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

888 Seventh Avenue	New York	New York	10019
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number including area code:		(212)	956-2556

Securities registered pursuant to Section 12(b) of the Act:
Title of class of registered securities	Trading symbol	Name of exchange on which registered
Common shares of beneficial interest, par value $0.01 per share	UE	The New York Stock Exchange
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
As of October 30, 2020, Urban Edge Properties had 116,701,311 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2020

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2020 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of September 30, 2020, UE owned an approximate 96.1% ownership interest in UELP. The remaining approximate 3.9% interest is owned by limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
The Company believes that combining the quarterly reports on Form 10-Q of UE and UELP into this single report provides the following benefits:
•enhances investors’ understanding of UE and UELP by enabling investors to view the business as a whole in the same manner as management views and operates the business;
•eliminates duplicative disclosure and provides a more streamlined and readable presentation because a substantial portion of the disclosure applies to both UE and UELP; and
•creates time and cost efficiencies throughout the preparation of one combined report instead of two separate reports.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land	$527,749	$515,621
Buildings and improvements	2,332,337	2,197,076
Construction in progress	42,779	28,522
Furniture, fixtures and equipment	7,199	7,566
Total	2,910,064	2,748,785
Accumulated depreciation and amortization	(719,755)	(671,946)
Real estate, net	2,190,309	2,076,839
Right-of-use assets	77,183	81,768
Cash and cash equivalents	646,432	432,954
Restricted cash	24,564	52,182
Tenant and other receivables	24,376	21,565
Receivable arising from the straight-lining of rents	64,171	73,878
Identified intangible assets, net of accumulated amortization of $35,057 and $30,942, respectively	54,870	48,121
Deferred leasing costs, net of accumulated amortization of $17,054 and $16,560, respectively	19,618	21,474
Deferred financing costs, net of accumulated amortization of $4,540 and $3,765, respectively	3,625	3,877
Prepaid expenses and other assets	29,167	33,700
Total assets	$3,134,315	$2,846,358

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,590,304	$1,546,195
Unsecured credit facility borrowings	250,000	—
Lease liabilities	75,965	79,913
Accounts payable, accrued expenses and other liabilities	68,396	76,644
Identified intangible liabilities, net of accumulated amortization of $69,368 and $62,610, respectively	125,766	128,830
Total liabilities	2,110,431	1,831,582
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 116,701,311 and 121,370,125 shares issued and outstanding, respectively	1,166	1,213
Additional paid-in capital	987,436	1,019,149
Accumulated deficit	(4,593)	(52,546)
Noncontrolling interests:
Operating partnership	39,451	46,536
Consolidated subsidiaries	424	424
Total equity	1,023,884	1,014,776
Total liabilities and equity	$3,134,315	$2,846,358

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Rental revenue	$75,359	$90,769	$241,624	$289,565
Management and development fees	404	280	1,003	940
Other income	75	194	190	1,217
Total revenue	75,838	91,243	242,817	291,722
EXPENSES
Depreciation and amortization	22,888	21,496	69,658	65,893
Real estate taxes	14,916	14,490	44,778	45,188
Property operating	13,436	14,075	39,867	45,552
General and administrative	8,700	8,353	36,600	28,943
Casualty and impairment loss, net(1)	—	—	—	9,070
Lease expense	3,415	3,486	10,200	11,037
Total expenses	63,355	61,900	201,103	205,683
Gain on sale of real estate	—	39,716	39,775	68,219
Gain on sale of lease	—	1,849	—	1,849
Interest income	282	2,706	2,387	7,670
Interest and debt expense	(18,136)	(16,861)	(53,884)	(49,869)
Gain on extinguishment of debt	—	—	34,908	—
Income (loss) before income taxes	(5,371)	56,753	64,900	113,908
Income tax benefit (expense)	(459)	(53)	13,103	(1,249)
Net income (loss)	(5,830)	56,700	78,003	112,659
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	225	(2,662)	(3,373)	(6,535)
Consolidated subsidiaries	—	2	—	24
Net income (loss) attributable to common shareholders	$(5,605)	$54,040	$74,630	$106,148

Earnings (loss) per common share - Basic:	$(0.05)	$0.45	$0.63	$0.89
Earnings (loss) per common share - Diluted:	$(0.05)	$0.45	$0.63	$0.89
Weighted average shares outstanding - Basic	116,625	121,087	118,033	119,259
Weighted average shares outstanding - Diluted	116,625	121,183	118,111	126,489
(1) Refer to Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2019	121,171,003	$1,212	$1,015,470	$(56,580)	$49,157	$427	$1,009,686
Net income attributable to common shareholders	—	—	—	54,040	—	—	54,040
Net income (loss) attributable to noncontrolling interests	—	—	—	—	2,662	(2)	2,660
Limited partnership interests:
Units redeemed for common shares	50,000	—	435	—	(2,726)	—	(2,291)
Units redeemed for cash	—	—	(3,422)	—	(2,556)	—	(5,978)
Reallocation of noncontrolling interests	—	—	2,291	—	—	—	2,291
Common shares issued	2,350	—	(30)	(31)	—	—	(61)
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,646)	—	—	(26,646)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,298)	—	(1,298)
Share-based compensation expense	—	—	1,310	—	2,000	—	3,310
Balance, September 30, 2019	121,223,353	$1,212	$1,016,054	$(29,217)	$47,239	$425	$1,035,713

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2020	116,701,311	$1,166	$984,933	$1,012	$39,575	$424	$1,027,110
Net loss attributable to common shareholders	—	—	—	(5,605)	—	—	(5,605)
Net loss attributable to noncontrolling interests	—	—	—	—	(225)	—	(225)
Limited partnership interests:
Reallocation of noncontrolling interests	—	—	1,866	—	(1,866)	—	—
Share-based compensation expense	—	—	637	—	1,967	—	2,604
Balance, September 30, 2020	116,701,311	$1,166	$987,436	$(4,593)	$39,451	$424	$1,023,884

See notes to consolidated financial statements (unaudited).

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2018	114,345,565	$1,143	$956,420	$(52,857)	$100,822	$449	$1,005,977
Net income attributable to common shareholders	—	—	—	106,148	—	—	106,148
Net income (loss) attributable to noncontrolling interests	—	—	—	—	6,535	(24)	6,511
Impact of ASC 842 adoption	—	—	—	(2,918)	—	—	(2,918)
Limited partnership interests:
Units redeemed for common shares	6,861,692	68	54,680	—	(2,726)	—	52,022
Units redeemed for cash	—	—	(3,422)	—	(2,556)	—	(5,978)
Reallocation of noncontrolling interests	—	—	4,077	—	(56,099)	—	(52,022)
Common shares issued	47,372	1	353	(101)	—	—	253
Dividends to common shareholders ($0.66 per share)	—	—	—	(79,489)	—	—	(79,489)
Distributions to redeemable NCI ($0.66 per unit)	—	—	—	—	(4,427)	—	(4,427)
Share-based compensation expense	—	—	4,579	—	5,690	—	10,269
Share-based awards retained for taxes	(31,276)	—	(633)	—	—	—	(633)
Balance, September 30, 2019	121,223,353	$1,212	$1,016,054	$(29,217)	$47,239	$425	$1,035,713

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2019	121,370,125	$1,213	$1,019,149	$(52,546)	$46,536	$424	$1,014,776
Net income attributable to common shareholders	—	—	—	74,630	—	—	74,630
Net income attributable to noncontrolling interests	—	—	—	—	3,373	—	3,373
Limited partnership interests:
Units redeemed for common shares	1,279,389	11	8,617	—	—	—	8,628
Reallocation of noncontrolling interests	—	—	9,724	—	(18,352)	—	(8,628)
Common shares issued	53,193	1	234	(30)	—	—	205
Repurchase of common shares	(5,873,923)	(59)	(54,082)	—	—	—	(54,141)
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,647)	—	—	(26,647)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,314)	—	(1,314)
Share-based compensation expense	—	—	5,255	—	9,208	—	14,463
Share-based awards retained for taxes	(127,473)	—	(1,461)	—	—	—	(1,461)
Balance, September 30, 2020	116,701,311	$1,166	$987,436	$(4,593)	$39,451	$424	$1,023,884

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,003	$112,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,852	65,645
Casualty and impairment loss, net	—	9,070
Gain on sale of real estate	(39,775)	(68,219)
Gain on sale of lease	—	(1,849)
Gain on extinguishment of debt	(34,908)	—
Amortization of deferred financing costs	2,113	2,170
Amortization of below market leases, net	(6,803)	(13,933)
Noncash lease expense	5,655	6,329
Straight-lining of rent	9,503	120
Share-based compensation expense	14,463	10,269
Rental revenue deemed uncollectible	21,464	1,107
Change in operating assets and liabilities:
Tenant and other receivables	(24,276)	1,337
Deferred leasing costs	(1,110)	(3,239)
Prepaid expenses and other assets	(11,656)	(2,377)
Lease liabilities	(5,017)	(5,471)
Accounts payable, accrued expenses and other liabilities	(1,679)	1,975
Net cash provided by operating activities	74,829	115,593
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(18,266)	(71,005)
Acquisitions of real estate	(92,132)	—
Proceeds from sale of operating properties	54,402	111,440
Proceeds from sale of operating lease	—	6,943
Insurance proceeds	—	12,677
Net cash (used in) provided by investing activities	(55,996)	60,055
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(87,567)	(3,907)
Debt issuance costs	(2,298)	(2,643)
Dividends to common shareholders	(26,647)	(79,489)
Distributions to redeemable noncontrolling interests	(1,314)	(4,427)
Taxes withheld for vested restricted shares	(1,461)	(633)
Borrowings under unsecured credit facility	250,000	—
Proceeds from mortgage loan borrowings	90,250	—
Repurchase of common shares	(54,141)	—
Proceeds related to the issuance of common shares	205	253
Payment for redemption of units	—	(5,978)
Net cash provided by (used in) financing activities	167,027	(96,824)
Net increase in cash and cash equivalents and restricted cash	185,860	78,824
Cash and cash equivalents and restricted cash at beginning of period	485,136	457,522
Cash and cash equivalents and restricted cash at end of period	$670,996	$536,346

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $513 and $1,277, respectively	$52,771	$48,776
Cash payments for income taxes	482	1,589
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	7,330	13,444
Write-off of fully depreciated and impaired assets	10,748	43,625
Mortgage debt forgiven in refinancing	30,000	—
Assumption of debt through the acquisition of real estate	72,473	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$432,954	$440,430
Restricted cash at beginning of period	52,182	17,092
Cash and cash equivalents and restricted cash at beginning of period	$485,136	$457,522

Cash and cash equivalents at end of period	$646,432	$441,561
Restricted cash at end of period	24,564	94,785
Cash and cash equivalents and restricted cash at end of period	$670,996	$536,346

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	September 30,	December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land	$527,749	$515,621
Buildings and improvements	2,332,337	2,197,076
Construction in progress	42,779	28,522
Furniture, fixtures and equipment	7,199	7,566
Total	2,910,064	2,748,785
Accumulated depreciation and amortization	(719,755)	(671,946)
Real estate, net	2,190,309	2,076,839
Right-of-use assets	77,183	81,768
Cash and cash equivalents	646,432	432,954
Restricted cash	24,564	52,182
Tenant and other receivables	24,376	21,565
Receivable arising from the straight-lining of rents	64,171	73,878
Identified intangible assets, net of accumulated amortization of $35,057 and $30,942, respectively	54,870	48,121
Deferred leasing costs, net of accumulated amortization of $17,054 and $16,560, respectively	19,618	21,474
Deferred financing costs, net of accumulated amortization of $4,540 and $3,765, respectively	3,625	3,877
Prepaid expenses and other assets	29,167	33,700
Total assets	$3,134,315	$2,846,358

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,590,304	$1,546,195
Unsecured credit facility borrowings	250,000	—
Lease liabilities	75,965	79,913
Accounts payable, accrued expenses and other liabilities	68,396	76,644
Identified intangible liabilities, net of accumulated amortization of $69,368 and $62,610, respectively	125,766	128,830
Total liabilities	2,110,431	1,831,582
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 116,701,311 and 121,370,125 units outstanding, respectively	988,602	1,020,362
Limited partners: 4,676,787 and 5,833,318 units outstanding, respectively	41,012	50,156
Accumulated deficit	(6,154)	(56,166)
Total partners’ capital	1,023,460	1,014,352
Noncontrolling interest in consolidated subsidiaries	424	424
Total equity	1,023,884	1,014,776
Total liabilities and equity	$3,134,315	$2,846,358

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Rental revenue	$75,359	$90,769	$241,624	$289,565
Management and development fees	404	280	1,003	940
Other income	75	194	190	1,217
Total revenue	75,838	91,243	242,817	291,722
EXPENSES
Depreciation and amortization	22,888	21,496	69,658	65,893
Real estate taxes	14,916	14,490	44,778	45,188
Property operating	13,436	14,075	39,867	45,552
General and administrative	8,700	8,353	36,600	28,943
Casualty and impairment loss, net(1)	—	—	—	9,070
Lease expense	3,415	3,486	10,200	11,037
Total expenses	63,355	61,900	201,103	205,683
Gain on sale of real estate	—	39,716	39,775	68,219
Gain on sale of lease	—	1,849	—	1,849
Interest income	282	2,706	2,387	7,670
Interest and debt expense	(18,136)	(16,861)	(53,884)	(49,869)
Gain on extinguishment of debt	—	—	34,908	—
Income (loss) before income taxes	(5,371)	56,753	64,900	113,908
Income tax benefit (expense)	(459)	(53)	13,103	(1,249)
Net income (loss)	(5,830)	56,700	78,003	112,659
Less net loss attributable to NCI in consolidated subsidiaries	—	2	—	24
Net income (loss) attributable to unitholders	$(5,830)	$56,702	$78,003	$112,683

Earnings (loss) per unit - Basic:	$(0.05)	$0.45	$0.64	$0.89
Earnings (loss) per unit - Diluted:	$(0.05)	$0.45	$0.63	$0.89
Weighted average units outstanding - Basic	120,618	126,277	122,332	126,387
Weighted average units outstanding - Diluted	120,618	126,373	123,174	126,490
(1) Refer to Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2019	121,171,003	$1,016,682	6,201,228	$53,038	$(60,461)	$427	$1,009,686
Net income attributable to unitholders	—	—	—	—	56,702	—	56,702
Net loss attributable to noncontrolling interests	—	—	—	—	—	(2)	(2)
Common units issued as a result of common shares issued by Urban Edge	2,350	(30)	—	—	(31)	—	(61)
Equity redemption of OP units	50,000	435	(50,000)	(2,726)	—	—	(2,291)
Cash redemption of OP units	—	(3,422)	(357,998)	(2,556)	—	—	(5,978)
Limited partnership units issued, net	—	—	140,950	—	—	—	—
Reallocation of noncontrolling interests	—	2,291	—	—	—	—	2,291
Distributions to Partners ($0.22 per unit)	—	—	—	—	(27,944)	—	(27,944)
Share-based compensation expense	—	1,310	—	2,000	—	—	3,310
Balance, September 30, 2019	121,223,353	$1,017,266	5,934,180	$49,756	$(31,734)	$425	$1,035,713
(1) Limited partners have a 4.6% common limited partnership interest in the Operating Partnership as of September 30, 2019 in the form of units of interest in the OP Units and LTIP units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Deficit	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2020	116,701,311	$986,099	4,676,787	$40,911	$(324)	$424	$1,027,110
Net loss attributable to unitholders	—	—	—	—	(5,830)	—	(5,830)
Reallocation of noncontrolling interests	—	1,866	—	(1,866)	—	—	—
Share-based compensation expense	—	637	—	1,967	—	—	2,604
Balance, September 30, 2020	116,701,311	$988,602	4,676,787	$41,012	$(6,154)	$424	$1,023,884
(2) Limited partners have a 3.9% common limited partnership interest in the Operating Partnership as of September 30, 2020 in the form of units of interest in the OP Units and LTIP units.

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

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2019	121,370,125	$1,020,362	5,833,318	$50,156	$(56,166)	$424	$1,014,776
Net income attributable to unitholders	—	—	—	—	78,003	—	78,003
Common units issued as a result of common shares issued by Urban Edge	53,193	235	122,858	—	(30)	—	205
Equity redemption of OP units	1,279,389	8,628	(1,279,389)	—	—	—	8,628
Repurchase of common shares	(5,873,923)	(54,141)	—	—	—	—	(54,141)
Reallocation of noncontrolling interests	—	9,724	—	(18,352)	—	—	(8,628)
Distributions to Partners ($0.22 per unit)	—	—	—	—	(27,961)	—	(27,961)
Share-based compensation expense	—	5,255	—	9,208	—	—	14,463
Share-based awards retained for taxes	(127,473)	(1,461)	—	—	—	—	(1,461)
Balance, September 30, 2020	116,701,311	$988,602	4,676,787	$41,012	$(6,154)	$424	$1,023,884
(2) Limited partners have a 3.9% common limited partnership interest in the Operating Partnership as of September 30, 2020 in the form of units of interest in the OP Units and LTIP units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$78,003	$112,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	68,852	65,645
Casualty and impairment loss, net	—	9,070
Gain on sale of real estate	(39,775)	(68,219)
Gain on sale of lease	—	(1,849)
Gain on extinguishment of debt	(34,908)	—
Amortization of deferred financing costs	2,113	2,170
Amortization of below market leases, net	(6,803)	(13,933)
Noncash lease expense	5,655	6,329
Straight-lining of rent	9,503	120
Share-based compensation expense	14,463	10,269
Rental revenue deemed uncollectible	21,464	1,107
Change in operating assets and liabilities:
Tenant and other receivables	(24,276)	1,337
Deferred leasing costs	(1,110)	(3,239)
Prepaid expenses and other assets	(11,656)	(2,377)
Lease liabilities	(5,017)	(5,471)
Accounts payable, accrued expenses and other liabilities	(1,679)	1,975
Net cash provided by operating activities	74,829	115,593
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(18,266)	(71,005)
Acquisitions of real estate	(92,132)	—
Proceeds from sale of operating properties	54,402	111,440
Proceeds from sale of operating lease	—	6,943
Insurance proceeds	—	12,677
Net cash (used in) provided by investing activities	(55,996)	60,055
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(87,567)	(3,907)
Debt issuance costs	(2,298)	(2,643)
Distributions to partners	(27,961)	(83,916)
Taxes withheld for vested restricted units	(1,461)	(633)
Borrowings under unsecured credit facility	250,000	—
Proceeds from mortgage loan borrowings	90,250	—
Repurchase of common shares	(54,141)	—
Proceeds related to the issuance of common shares	205	253
Payment for redemption of units	—	(5,978)
Net cash provided by (used in) financing activities	167,027	(96,824)
Net increase in cash and cash equivalents and restricted cash	185,860	78,824
Cash and cash equivalents and restricted cash at beginning of period	485,136	457,522
Cash and cash equivalents and restricted cash at end of period	$670,996	$536,346

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $513 and $1,277, respectively	$52,771	$48,776
Cash payments for income taxes	482	1,589
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	7,330	13,444
Write-off of fully depreciated and impaired assets	10,748	43,625
Mortgage debt forgiven in refinancing	30,000	—
Assumption of debt through the acquisition of real estate	72,473	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$432,954	$440,430
Restricted cash at beginning of period	52,182	17,092
Cash and cash equivalents and restricted cash at beginning of period	$485,136	$457,522

Cash and cash equivalents at end of period	$646,432	$441,561
Restricted cash at end of period	24,564	94,785
Cash and cash equivalents and restricted cash at end of period	$670,996	$536,346

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.ORGANIZATION

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2020, Urban Edge owned approximately 96.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of September 30, 2020, our portfolio consisted of 72 shopping centers, four malls and two warehouse parks, totaling approximately 15.1 million square feet (“sf”).
2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2020. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities Exchange Commission (“SEC”).
The consolidated balance sheets as of September 30, 2020 and December 31, 2019 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. The consolidated statements of income for the three and nine months ended September 30, 2020 and 2019 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.
The Company includes real estate impairment charges, and casualty losses (gains) resulting from natural disasters in Casualty and impairment loss, net on its consolidated statements of income for the nine months ended September 30, 2019 as reflected in this Quarterly Report on Form 10-Q. Refer to Note 9 and Note 10 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for information regarding real estate impairment charges and casualty losses (gains), respectively.
Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income as of September 30, 2020. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

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

Tenant and Other Receivables and Changes in Collectibility Assessment — Tenant receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. In light of the recent and ongoing COVID-19 pandemic, the Company is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectibility of substantially all future lease payments from a specific lease is not probable of collection, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This adjustment effectively reduces cumulative income recognized since lease commencement from an accrual basis to cash basis. In addition, future revenue recognition is limited to amounts paid by the lessee. We will generally return to an accrual basis of accounting, if and when, all delinquent payments become current under the terms of the lease agreement and collectability of substantially all the remaining contractual lease payments is reasonably probable.

During the three and nine months ended September 30, 2020, rental revenue deemed uncollectible of $8.4 million and $21.5 million, respectively, was classified as a reduction to rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. Additionally, we recognized write-offs of $4.7 million and $10.7 million, respectively, related to receivables arising from the straight-lining of rents as a result of tenants impacted by the COVID-19 pandemic.

Recently Issued Accounting Literature — Effective for the fiscal period beginning January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses. In connection with the adoption of ASU 2016-03, we also adopted (i) ASU 2018-19 Codification Improvements to ASC 326, Financial Instruments - Credit Losses, (ii) ASU 2019-04, Codification Improvements to ASC 326, Financial Statements - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, (iii) ASU 2019-05 Financial Instruments - Credit Losses (ASC 326): Targeted Transition Relief and (iv) ASU 2019-11 Codification Improvements to ASC 326, Financial Instruments - Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments and also modifies the impairment model with new methodology for estimating credits losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which included amendments to clarify receivables arising from operating leases are within the scope ASC 842 Leases. Due to the adoption of ASC 842 on January 1, 2019, the Company includes rental revenue deemed uncollectible as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income. As of September 30, 2020, the Company did not have any material outstanding financial instruments. The adoption of ASU 2016-13 has had no impact to our consolidated financial statements and disclosures.

In December 2019, the FASB issued ASU 2019-12 Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting. ASU 2019-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. We do not expect the adoption of ASU 2019-12 to have a material impact on our consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. ASU 2020-04 is effective for all entities as of March 12, 2020 through December 31, 2022. We currently do not anticipate the need to modify our existing debt agreements as a result of reference rate reform in the current year, however if any modification is executed as a result of reference rate reform, the Company will elect the optional expedient available under ASU 2020-04, which allows entities to account for the modification as if the modification was not substantial. We will disclose the nature of and reason for electing the optional expedient in each interim and annual financial statement period if and when applicable through December 31, 2022.

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief, that lessors provide to mitigate the economic effects of COVID-19 on lessees, is a lease modification under ASC 842. Instead, when the cash flows resulting from the lease concession granted for COVID-19 rent relief are substantially the same or less than the cash flows of the original contract, an entity may elect whether to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract).

The FASB stated that there are multiple ways to account for deferrals, none of which the FASB believes are more preferable than the others. Two of those methods are: (i) account for the concessions as if no changes to the lease contract were made; under that accounting, a lessor would continue to increase its lease receivable and continue to recognize income, referred to as the (“receivable approach”); or (ii) account for the deferred payments or abatements as variable lease payments; under that accounting, a lessor would recognize the payment as income in profit or loss in the period in which the changes in facts and circumstances on which the variable lease payments are based occurred, referred to as the (“variable approach”).

The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. As of September 30, 2020, the Company granted rent deferrals with an aggregate deferral amount of $2.6 million, with $2.4 million accounted for under the receivable approach by electing the Lease Modification Q&A and $0.2 million accounted for as modifications due to term extensions of the leases. The Company also granted abatements with an aggregate abatement amount of $0.8 million as of September 30, 2020, with $0.4 million accounted for under short term arrangements, $0.1 million accounted for under the variable approach and $0.3 million accounted for as modifications due to the executed agreements including other rental term modifications, such as term extensions and substantial changes in cash flows. The Company remains in active discussions with its impacted tenants to grant further concessions. The full future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 and the elections made by the Company at the time of entering into such concessions. Refer to Note 10 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the nine months ended September 30, 2019, no acquisitions were completed by the Company. During the nine months ended September 30, 2020, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)
February 12, 2020	Kingswood Center	Brooklyn	NY	130,000	$90,212
February 12, 2020	Kingswood Crossing	Brooklyn	NY	110,000	77,077
				2020 Total	$167,289	(1)
(1) The total purchase price for the properties acquired during the nine months ended September 30, 2020 includes $2.5 million of transaction costs incurred related to the acquisitions.

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
(1) As of September 30, 2020, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired were 8.7 years and 10.8 years, respectively.

Dispositions
During the nine months ended September 30, 2020, we disposed of three properties and received proceeds of $58.1 million, net of selling costs, resulting in a $39.8 million net gain on sale of real estate. The sale of all three dispositions were completed as 1031 exchanges with Kingswood Crossing as a result of the sales occurring within 180 days of the Company’s acquisition.
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

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $54.9 million and $125.8 million, respectively, as of September 30, 2020 and $48.1 million and $128.8 million, respectively, as of December 31, 2019.

Amortization of acquired below-market leases, net of acquired above-market leases resulted, in additional rental income of $2.3 million and $6.8 million for the three and nine months ended September 30, 2020 and $2.1 million and $13.9 million for the same periods in 2019.

Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.1 million and $6.3 million for the three and nine months ended September 30, 2020, and $1.7 million and $5.7 million for the same periods in 2019.

The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2020 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2020(1)	$2,430	$(257)	$(2,174)
2021	9,681	(860)	(7,595)
2022	9,605	(495)	(5,995)
2023	9,559	(386)	(4,859)
2024	9,324	(321)	(4,366)
2025	9,151	(142)	(3,732)
(1) Remainder of 2020.

6.     MORTGAGES PAYABLE AND UNSECURED DEBT

The following is a summary of mortgages payable as of September 30, 2020 and December 31, 2019.

		Interest Rate at	September 30,	December 31,
(Amounts in thousands)	Maturity	September 30, 2020	2020	2019
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	1.76%	$28,930	$28,930
Westfield (One Lincoln Plaza)(1)	5/24/2022	1.76%	4,730	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	1.76%	55,340	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	2.06%	28,724	29,000
Watchung(2)	11/15/2024	2.06%	26,742	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	2.06%	25,295	24,500
Total variable rate debt			169,761	169,500
Fixed rate
Bergen Town Center - West, Paramus	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	10,510	10,978
Jersey City (Hudson Mall)(4)	12/1/2023	5.07%	23,085	23,625
Yonkers Gateway Center(5)	4/6/2024	4.16%	28,897	30,122
Las Catalinas(8)	8/6/2024	7.43%	128,822	129,335
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	23,488	23,798
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Brooklyn (Kingswood Center)(6)	2/6/2028	5.07%	71,916	—
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Montehiedra(9)	6/1/2030	5.00%	81,571	83,202
Montclair	8/15/2030	3.15%	7,250	—
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco(3)	11/15/2034	6.40%	13,090	13,488
Montehiedra (junior loan)(9)	—	—%	—	30,000
Total fixed rate debt			1,430,829	1,386,748
	Total mortgages payable		1,600,590	1,556,248
	Unamortized debt issuance costs		(10,286)	(10,053)
Total mortgages payable, net of unamortized debt issuance costs			1,590,304	1,546,195
Unsecured credit facilities:
Revolving credit agreement(7)	1/29/2024	1.21%	250,000	—
	Total unsecured credit facilities		250,000	—
Total debt outstanding			$1,840,304	$1,546,195
(1)Bears interest at one month LIBOR plus 160 bps. The mortgage loans encumbered by these properties were modified during the second quarter of 2020 to contain a payment deferral period from June 1, 2020 through August 1, 2020.

(2)Bears interest at one month LIBOR plus 190 bps. The mortgage loans encumbered by these properties were modified during the second quarter of 2020 to contain an interest-only payment period from May 1, 2020 through July 1, 2020.
(3)The mortgage payable balance on the loan secured by Mt Kisco includes $0.9 million of unamortized debt discount as of both September 30, 2020 and December 31, 2019. The effective interest rate including amortization of the debt discount is 7.31% as of September 30, 2020.
(4)The mortgage payable balance on the loan secured by Hudson Mall includes $0.8 million and $1.0 million of unamortized debt premium as of September 30, 2020 and December 31, 2019, respectively. The effective interest rate including amortization of the debt premium is 3.91% as of September 30, 2020.
(5)The mortgage payable balance on the loan secured by Yonkers Gateway Center includes $0.5 million and $0.6 million of unamortized debt premium as of September 30, 2020 and December 31, 2019, respectively. The effective interest rate including amortization of the debt premium is 3.74% as of September 30, 2020.
(6)The mortgage payable balance on the loan secured by Kingswood Center includes $6.4 million of unamortized debt premium as of September 30, 2020. The effective interest rate including amortization of the debt premium is 3.74% as of September 30, 2020.
(7)Bears interest at one month LIBOR plus 1.05% as of September 30, 2020.
(8)In April 2020, the non-recourse mortgage loan on Las Catalinas Mall was defaulted on and became subject to incremental default interest of 3.00% while the outstanding balance remains unpaid. We currently remain in active negotiations with the special servicer and no determination has been made as to the timing or ultimate resolution of this matter.
(9)On June 1, 2020, we refinanced the mortgage secured by The Outlets at Montehiedra in Puerto Rico, whereby the $30 million junior loan plus accrued interest of $5.4 million was forgiven and the senior loan was replaced by a new $82 million 10-year fixed rate mortgage, bearing interest at 5.00%.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of September 30, 2020. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2020, we were in compliance with all debt covenants with the exception of those related to our mortgage loan on Las Catalinas Mall. The mortgage on Las Catalinas Mall has been in default since April 2020.

As of September 30, 2020, the principal repayments of the Company’s total outstanding debt for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2020(1)	$3,067
2021	12,956
2022	101,490
2023	347,158
2024	529,208
2025	35,382
Thereafter	821,329
(1) Remainder of 2020.

Revolving Credit Agreement
On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement to increase the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021, with two six-month extension options. On July 29, 2019, we entered into a second amendment to the Agreement to extend the maturity date to January 29, 2024, with two six-month extension options.

In March 2020, the Company borrowed $250 million under the Agreement. As of September 30, 2020, $350 million of credit remained available to be drawn. Financing costs associated with executing the Agreement of $3.6 million and $3.9 million as of September 30, 2020 and December 31, 2019, respectively, are included in deferred financing costs, net in the consolidated balance sheets.

On June 3, 2020, we entered into a third amendment to the Agreement, which among other things, modifies certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter period annualized. Company borrowings under the Agreement are subject to interest at LIBOR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x.

Subsequent to September 30, 2020, the Company repaid its $250 million outstanding borrowings under the Agreement.

Mortgage on The Outlets at Montehiedra
During the second quarter of 2020, we completed the refinancing of our non-recourse mortgage on The Outlets at Montehiedra (“Montehiedra”) in Puerto Rico. Prior to the refinancing, the mortgage was comprised of an $83 million senior loan bearing interest at 5.33% and a $30 million junior loan bearing interest at 3.00%, plus total accrued interest of $5.7 million. Under the payoff provisions of the prior mortgage, the $30 million junior loan plus accrued interest of $5.4 million on the junior loan was forgiven and the senior loan was replaced by a new $82 million 10-year fixed rate mortgage, bearing interest at 5.00%. As a result of the transaction, we recognized a net gain on extinguishment of debt of $34.9 million during the nine months ended September 30, 2020, comprised of the forgiven $30 million junior loan plus accrued interest of $5.4 million, offset by the write-off of $0.4 million of unamortized deferred financing fees and $0.1 million of transaction costs incurred.

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

Mortgage on Las Catalinas Mall
In April 2020, we notified the servicer of the $129 million non-recourse mortgage loan on Las Catalinas Mall in Puerto Rico that cash flow would be insufficient to service the debt and that we were unwilling to fund the shortfalls. Pursuant to the loan agreement, the loan is in default, is subject to incremental default interest, which increased the interest rate from 4.43% to 7.43% while the outstanding balance remains unpaid, and the lender has the ability to accelerate the full loan balance. We have accrued interest of $5.3 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of September 30, 2020. We currently remain in active negotiations with the special servicer and no determination has been made as to the timing or ultimate resolution of this matter.

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

For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the nine months ended September 30, 2020, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s taxable REIT subsidiary (“TRS”), and the Company’s TRS is subject to federal, state and local income taxes. These income taxes are included in the income tax expense in the consolidated statements of income.
On June 1, 2020, the Company completed a mortgage refinancing of its mall in Puerto Rico, The Outlets at Montehiedra. The debt forgiven as a part of this refinancing resulted in a write-down to our Puerto Rico tax basis in the mall equal to such amount of debt forgiven and the recognition of a deferred tax liability on the Company’s consolidated balance sheet, which amounted to $10.3 million as of September 30, 2020. Refer to Note 6 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for further information on the refinancing.
On June 5, 2020, the Company completed a legal entity restructuring of Montehiedra. Prior to the legal entity restructuring, our two Puerto Rico malls were held in a special partnership for Puerto Rico tax purposes (the general partner being a qualified REIT subsidiary or “QRS”) and subject to a 29% non-resident withholding tax which is included in income tax benefit

(expense) in the consolidated statements of income. The legal entity restructuring resulted in a step up in our Puerto Rico tax basis in Montehiedra and the recognition of a deferred tax asset on the Company’s consolidated balance sheet, which amounted to $23.7 million as of September 30, 2020. As a result of the legal entity restructuring of Montehiedra, the Operating Partnership, and therefore, the REIT and the other minority partners, are now deemed to be engaged in a trade or business in Puerto Rico with respect to their allocable share of Montehiedra’s net income and, as such, required to file Puerto Rico income tax returns. The REIT will be subject to regular Puerto Rico corporate income taxes on its allocable share of Montehiedra’s operating activities as opposed to the former 29% non-resident withholding tax on the net income from such operating activities allocated to the Operating Partnership. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profit tax on the earnings and profits generated from Montehiedra and such tax is included in income tax expense in the consolidated statements of income. Our other Puerto Rico property, Las Catalinas Mall, continues to be taxed as a special partnership and is subject to the 29% non-resident withholding tax.
Together, the refinancing and legal entity restructuring transactions resulted in a deferred tax asset, net of $13.4 million and the Company recognized an accompanying Puerto Rico income tax benefit on the Company’s consolidated statements of income during the nine months ended September 30, 2020.
As a result of the Montehiedra refinancing, the Company recognized a gain on extinguishment of debt for U.S. federal income tax purposes and implemented various tax planning strategies to limit its impact on the Company’s overall U.S. federal taxable income. The strategies implemented resulted in the recognition of a state and local income tax liability and corresponding deferred tax asset for the REIT of $1.7 million during the three and nine months ended September 30, 2020.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required, if based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. A valuation allowance for deferred tax assets is provided if the Company believes that it is more likely than not that it will not realize the tax benefit of deferred tax assets based on available evidence at the time the determination is made. A change in circumstances may cause the Company to change its judgment about whether a deferred tax asset will more likely than not be realized by the Company. During the three months ended September 30, 2020, the Company recorded a $1.7 million valuation allowance against the deferred tax asset attributable to the REIT’s state and local income tax liability incurred from strategies implemented to limit the impact of the Montehiedra refinancing on the Company’s U.S. federal taxable income. As of September 30, 2020, the Company’s total valuation allowance was $1.7 million.

For the three and nine months ended September 30, 2020, the REIT’s state and local income tax expense was $1.7 million and the Puerto Rico income tax benefit was $1.3 million and $14.8 million, respectively. For the three and nine months ended September 30, 2019, the Puerto Rico income tax expense was $0.1 million and $1.2 million, respectively. All amounts for the three and nine months ended September 30, 2020 and 2019 are included in income tax benefit (expense) on the consolidated statements of income.

8.     LEASES

All rental revenue was generated from operating leases for the three and nine months ended September 30, 2020 and September 30, 2019, respectively. The components of rental revenue for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Rental Revenue
Fixed lease revenue	$53,396	$66,478	$174,141	$209,858
Variable lease revenue	21,963	24,291	67,483	79,707
Total rental revenue	$75,359	$90,769	$241,624	$289,565

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2020 and December 31, 2019.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents, mortgages payable and unsecured credit facility borrowings. Cash and cash equivalents are carried at cost, which approximates fair value. The fair values of our mortgages payable and unsecured credit facility borrowings are calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair values of mortgages payable and unsecured credit facility borrowings are classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2020 and December 31, 2019.

	As of September 30, 2020		As of December 31, 2019
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$646,432	$646,432	$432,954	$432,954
Liabilities:
Mortgages payable(1)	$1,600,590	$1,617,137	$1,556,248	$1,590,503
Unsecured credit facility	250,000	250,000	—	—
(1) Carrying amounts exclude unamortized debt issuance costs of $10.3 million and $10.1 million as of September 30, 2020 and December 31, 2019, respectively.
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
No impairment charges were recognized during the three and nine months ended September 30, 2020.
During the three months ended June 30, 2019, the Company recognized impairment charges of $18.7 million on two retail properties that the Company intended to market and sell. The impairment loss was calculated as the difference between the assets’ individual carrying values and the estimated aggregated fair values of $28.5 million, less estimated selling costs. We also recognized a $4.0 million impairment charge on an additional property during the three months ended March 31, 2019 as a result of the loss of a significant tenant at the property. The valuation of these properties were based on comparable sale transactions in the properties’ surrounding areas. The Company believes the inputs utilized to measure the fair values were reasonable in the context of applicable market conditions, however due to the significance of the unobservable inputs in the overall fair value measures, including market conditions and expectations for growth, the Company determined that such fair value measurements are classified as Level 3. The impairment charges are included as an expense within casualty and impairment loss, net on our consolidated statements of income for the nine months ended September 30, 2019.

10.     COMMITMENTS AND CONTINGENCIES
There are various legal actions against us in the ordinary course of business. After consultation with legal counsel, we have concluded that the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Redevelopment
As of September 30, 2020, we had approximately $132.4 million of active development, redevelopment and anchor repositioning projects under way, of which $91.3 million remains to be funded. Further, while we have identified future projects in our development pipeline, we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions. The Company has updated many of its active project stabilization dates to reflect the impact of the COVID-19 pandemic on its contractors, tenants and vendors.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million and $2.7 million on our consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Pandemic-Related Contingencies
On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). On March 11, 2020, WHO characterized the COVID-19 outbreak as a pandemic. Since March, the continually evolving COVID-19 pandemic impacted our tenants and business operations. The Company has taken precautions to protect the safety, health and well-being of its employees and tenants.
The Company has concentrated operations in the New York metropolitan area and, although local and state governments implemented various phased reopening plans for nonessential businesses during the third quarter of 2020, certain tenants continued to face adverse financial consequences from reduced business operations and social distancing requirements as a result of the COVID-19 pandemic. As of November 3, 2020, 98% of our portfolio's gross leasable area was open for business and the Company collected approximately 83% of third quarter rental revenue billed and 86% of October rental revenue billed. As of September 30, 2020, the Company executed rent deferrals with an aggregate deferral amount of $2.6 million and a weighted average payback period of approximately six months. Additionally, as of September 30, 2020, the Company executed rent abatements with an aggregate abatement amount of $0.8 million.
The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates granting further rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. We are evaluating rent relief requests on a case-by-case basis, however not all requests for rent relief may be granted. The Company is not currently aware of any other loss contingencies related to the COVID-19 pandemic that would require recognition at this time, with the exception of abatements already discussed with tenants or deferrals that may not be collected.
The Company is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences due to the COVID-19 pandemic. During the three and nine months ended September 30, 2020, rental revenue deemed uncollectible of $8.4 million and $21.5 million, respectively, was classified as a reduction to rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. Additionally, we recognized write-offs of $4.7 million and $10.7 million, respectively, related to receivables arising from the straight-lining of rents as a result of tenants impacted by the COVID-19 pandemic.

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
Given the economic environment brought upon by COVID-19, certain tenants experienced liquidity or financial hardships and filed for Chapter 11 bankruptcy protection during the three and nine months ended September 30, 2020. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and the Company is currently exploring leasing alternatives for these spaces. Specifically, Century 21 Department Stores LLC (“Century 21”) filed for Chapter 11 bankruptcy protection on September 10, 2020. Prior to bankruptcy, the Company had one lease with Century 21 in Paramus, NJ comprising approximately 157,000 sf, which generated $4.4 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $2.5 million of receivables arising from the straight-lining of rents, and recognized $0.9 million and $2.1 million as rental revenue deemed uncollectible (classified within rental revenue) for the three and nine months ended September 30, 2020. Additionally, 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) filed for Chapter 11 bankruptcy protection on June 15, 2020. Prior to bankruptcy, the Company had one lease with 24 Hour Fitness in Paramus, NJ comprising approximately 54,000 sf, which generated $3.1 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $3.5 million of receivables arising from the straight-lining of rents, and recognized $0.5 million and $1.3 million as rental revenue deemed uncollectible (classified within rental revenue) for the three and nine months ended September 30, 2020, respectively. Subsequent to the third quarter, 24 Hour Fitness communicated its intentions to continue operations at the Company's location.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2020	December 31, 2019
Other assets	$7,520	$7,460
Deferred tax asset, net(1)	10,023	—
Real estate held for sale	—	6,574
Deposits for acquisitions	—	10,000
Prepaid expenses:
Real estate taxes	6,806	6,491
Insurance	3,107	1,520
Licenses/fees	1,711	1,655
Total Prepaid expenses and other assets	$29,167	$33,700

(1) The balance as of September 30, 2020 comprises the deferred tax asset, net resulting from the refinancing and restructuring transactions, which occurred in June 2020 at the Company's mall in Puerto Rico, The Outlets at Montehiedra, offset by the property’s preexisting deferred tax liability, net balance and valuation allowance.

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2020	December 31, 2019
Deferred tenant revenue	$24,942	$26,224
Accrued interest payable	9,958	9,729
Accrued capital expenditures and leasing costs	9,777	7,893
Security deposits	6,129	5,814
Deferred tax liability, net(1)	283	5,137
Accrued payroll expenses	5,900	5,851
Other liabilities and accrued expenses	11,407	15,996
Total accounts payable, accrued expenses and other liabilities	$68,396	$76,644

(1) The balance as of December 31, 2019 comprises the deferred tax liabilities, net in connection with the Company’s two malls in Puerto Rico, with a $4.0 million net liability resulting from The Outlets at Montehiedra and $1.1 million net liability resulting from Las Catalinas Mall. As a result of the refinancing and restructuring transactions which occurred in June 2020 at The Outlets at Montehiedra, the Company’s deferred tax liability, net balance as of September 30, 2020 exclusively comprises Las Catalinas Mall.

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Interest expense	$17,433	$16,131	$51,771	$47,699
Amortization of deferred financing costs	703	730	2,113	2,170
Total Interest and debt expense	$18,136	$16,861	$53,884	$49,869

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
During the third quarter of 2020, no shares were repurchased by the Company. Cumulative total purchases since inception are 5.9 million shares at a weighted average share price of $9.22 amounting to $54.1 million.

Dividends and Distributions
Beginning in the second quarter, we temporarily suspended our dividend as a result of the COVID-19 pandemic and resulting uncertainty, and as such, no dividends were declared on our common shares or OP units during the three months ended September 30, 2020. During the three months ended September 30, 2019, the Company declared distributions on our common shares and OP units of $0.22 per share/unit. During the nine months ended September 30, 2020 and 2019, respectively, the Company declared distributions on our common shares and OP units of $0.22 and $0.66 per share/unit in the aggregate.
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
The total of the OP units and LTIP units represent a 3.9% and 4.1% weighted-average interest in the Operating Partnership for the three and nine months ended September 30, 2020, respectively. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
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
Noncontrolling Interest in Consolidated Subsidiaries
The noncontrolling interest relates to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo). The net income (loss) attributable to noncontrolling interest is presented separately in our consolidated statements of income.

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Share-based compensation expense components:
Restricted share expense	$199	$297	$653	$1,384
Stock option expense	432	992	4,559	3,062
LTIP expense(1)	1,023	1,171	6,323	3,374
Performance-based LTI expense(2)	944	828	2,886	2,315
Deferred share unit (“DSU”) expense	6	22	42	134
Total Share-based compensation expense	$2,604	$3,310	$14,463	$10,269
(1) LTIP expense includes the time-based portion of the 2018, 2019 and 2020 LTI Plans.
(2) Performance-based LTI expense includes the 2015 and 2017 OPP plans and the performance-based portion of the 2018, 2019 and 2020 LTI Plans.

The total share-based compensation expense recognized for the nine months ended September 30, 2020 includes $5.6 million of accelerated amortization of unvested equity awards in connection with the executive transition of our former President of Development and the amount for the nine months ended September 30, 2019 includes $0.4 million of accelerated amortization of unvested equity awards in connection with the executive transition of our former Chief Operating Officer. Equity award activity during the nine months ended September 30, 2020 included: (i) 2,208,304 stock options vested, (ii) 297,195 LTIP units granted, (iii) 341,022 LTIP units vested, (iv) 50,285 restricted shares vested and (v) 31,679 restricted shares granted.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common shareholders	$(5,605)	$54,040	$74,630	$106,148
Less: (Earnings) loss allocated to unvested participating securities	4	(43)	(50)	(89)
Net income (loss) available for common shareholders - basic	$(5,601)	$53,997	$74,580	$106,059
Impact of assumed conversions:
OP and LTIP units	—	—	—	5,883
Net income (loss) available for common shareholders - dilutive	$(5,601)	$53,997	$74,580	$111,942

Denominator:
Weighted average common shares outstanding - basic	116,625	121,087	118,033	119,259
Effect of dilutive securities(1):
Restricted share awards	—	96	78	102
Assumed conversion of OP and LTIP units	—	—	—	7,128
Weighted average common shares outstanding - diluted	116,625	121,183	118,111	126,489

Earnings per share available to common shareholders:
Earnings (loss) per common share - Basic	$(0.05)	$0.45	$0.63	$0.89
Earnings (loss) per common share - Diluted	$(0.05)	$0.45	$0.63	$0.89
(1) For the three months ended September 30, 2019 and the three and nine months September 30, 2020, the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to unitholders	$(5,830)	$56,702	$78,003	$112,683
Less: net (income) loss attributable to participating securities	4	(43)	(50)	(89)
Net income (loss) available for unitholders	$(5,826)	$56,659	$77,953	$112,594

Denominator:
Weighted average units outstanding - basic	120,618	126,277	122,332	126,387
Effect of dilutive securities issued by Urban Edge	—	96	78	102
Unvested LTIP units	—	—	764	1
Weighted average units outstanding - diluted	120,618	126,373	123,174	126,490

Earnings per unit available to unitholders:
Earnings (loss) per unit - Basic	$(0.05)	$0.45	$0.64	$0.89
Earnings (loss) per unit - Diluted	$(0.05)	$0.45	$0.63	$0.89

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2020, Urban Edge owned approximately 96.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.
As of September 30, 2020, our portfolio consisted of 72 shopping centers, four malls and two warehouse parks, totaling approximately 15.1 million square feet.
Critical Accounting Policies and Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 contains a description of our critical accounting policies, including accounting for real estate, leases and revenue recognition. For the nine months ended September 30, 2020, there were no material changes to these policies with the exception of our real estate policy, which has been included in Note 3 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income (loss)	$(5,830)	$56,700	$78,003	$112,659
FFO applicable to diluted common shareholders(1)	16,880	38,248	107,330	132,350
NOI(2)	46,019	57,373	151,020	176,851
Same-property NOI(2)	43,483	54,440	141,701	164,317
(1) Refer to page 38 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 37 for a reconciliation to the nearest GAAP measure.

Development/Redevelopment Activity
The Company has thirteen active development, redevelopment or anchor repositioning projects with total estimated costs of $132.4 million, of which $41.1 million (or 31%) has been incurred as of September 30, 2020. We continue to monitor the stabilization dates of these projects as a result of the impact of the COVID-19 pandemic on our tenants and vendors. The estimated stabilization dates of these projects are our best estimate assuming activity is not further impeded by COVID-19 related restrictions. As of September 30, 2020, we have $91.3 million remaining to be funded on our active projects. Further, while we have identified future projects in our development pipeline, we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions.

Acquisition/Disposition Activity
During the nine months ended September 30, 2020, the Company acquired Kingswood Center and Kingswood Crossing for $167.3 million, including transaction costs. The properties are located along Kings Highway in the Midwood neighborhood of Brooklyn, NY. The Company plans to increase the value of these assets via lease up of existing vacancy, remerchandising where appropriate and maximizing the value of unused development rights. As part of the acquisition of Kingswood Center, we assumed a $65.5 million mortgage, which matures in 2028.
During the nine months ended September 30, 2020, we disposed of three properties and received proceeds of $58.1 million, net of selling costs, resulting in a $39.8 million net gain on sale of real estate. Proceeds from the dispositions, in addition to proceeds generated from some of the Company’s non-core asset sales in 2019, were used to acquire Kingswood Center and Kingswood Crossing via 1031 exchanges and allowed for the deferral of capital gains resulting from these sales.

Equity Activity
Equity award activity during the nine months ended September 30, 2020 included: (i) 2,208,304 stock options vested, (ii) 297,195 LTIP units granted, (iii) 341,022 LTIP units vested, (iv) 50,285 restricted shares vested and (v) 31,679 restricted shares granted. Refer to Note 15 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the Company’s equity award activity.
On February 20, 2020, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2020 LTI Plan. The 2020 LTI Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-third of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (two-thirds of the program). During the nine months ended September 30, 2020, the Company issued 630,774 performance-based LTIP units and 169,004 time-based LTIP units, respectively, in connection with the 2020 LTI Plan.
In March 2020, the Company’s Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. During the third quarter of 2020, no shares were repurchased by the Company. Cumulative total purchases since inception are 5.9 million shares at a weighted average share price of $9.22 amounting to $54.1 million. Refer to Note 14 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the Company’s share repurchase program.

Comparison of the Three Months Ended September 30, 2020 to September 30, 2019
Net loss for the three months ended September 30, 2020 was $5.8 million, compared to net income of $56.7 million for the three months ended September 30, 2019. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2020 as compared to the same period of 2019:

	Three Months Ended September 30,
(Amounts in thousands)	2020	2019	$ Change
Total revenue	$75,838	$91,243	$(15,405)
Gain on sale of real estate	—	39,716	(39,716)
Interest income	282	2,706	(2,424)
Interest and debt expense	18,136	16,861	1,275
Income tax expense	459	53	406
Total revenue decreased by $15.4 million to $75.8 million in the third quarter of 2020 from $91.2 million in the third quarter of 2019. The decrease is primarily attributable to:
•$8.1 million increase in rental revenue deemed uncollectible;
•$4.7 million increase in write-offs of receivables arising from the straight-lining of rents in connection with leases recognized on a cash basis;
•$2.4 million net decrease in property rentals due to lease terminations and modifications, offset by rent commencements and contractual rent increases since the third quarter of 2019; and
•$0.2 million decrease in tenant reimbursement income due to lower common area maintenance expenses.
We recognized a gain on sale of real estate of $39.7 million in the third quarter of 2019 due to the sale of six operating properties.
Interest income decreased by $2.4 million to $0.3 million in the third quarter of 2020 from $2.7 million in the third quarter of 2019. The decrease is primarily attributable to a decrease in interest rates.
Interest and debt expense increased by $1.3 million to $18.1 million in the third quarter of 2020 from $16.9 million in the third quarter of 2019. The increase is primarily attributable to:
•$1.0 million incremental interest in connection with the default of our mortgage at Las Catalinas Mall in Puerto Rico in April 2020;
•$0.8 million of interest resulting from the $250 million draw on the Company’s revolving credit agreement in March 2020; and
•$0.8 million of interest due to the assumption of mortgage debt in connection with the acquisition of Kingswood Center in Brooklyn, NY in February 2020, partially offset by
•$0.9 million interest decrease on variable-rate debt due to lower interest rates; and
•$0.4 million interest decrease as a result of the refinancing of the mortgage secured by The Outlets at Montehiedra in June 2020.
Income tax expense increased by $0.4 million to $0.5 million in the third quarter of 2020 from $0.1 million in income tax expense in the third quarter of 2019. The increase is primarily attributable to state and local income tax expense resulting from tax strategies implemented to limit the impact from the cancellation of debt at the Outlets of Montehiedra on the Company’s U.S. federal taxable income, partially offset by an income tax benefit due to net losses at our Puerto Rico malls in the third quarter of 2020.

Comparison of the Nine Months Ended September 30, 2020 to September 30, 2019
Net income for the nine months ended September 30, 2020 was $78.0 million, compared to net income of $112.7 million for the nine months ended September 30, 2019. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2019 as compared to the same period of 2019:

	Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	$ Change
Total revenue	$242,817	$291,722	$(48,905)
Property operating expenses	39,867	45,552	(5,685)
General and administrative	36,600	28,943	7,657
Casualty and impairment loss, net	—	9,070	(9,070)
Gain on sale of real estate	39,775	68,219	(28,444)
Interest income	2,387	7,670	(5,283)
Interest and debt expense	53,884	49,869	4,015
Gain on extinguishment of debt	34,908	—	34,908
Income tax (benefit) expense	(13,103)	1,249	(14,352)
Total revenue decreased by $48.9 million to $242.8 million in the nine months ended September 30, 2020 from $291.7 million in the nine months ended September 30, 2019. The decrease is primarily attributable to:
•$20.4 million increase in rental revenue deemed uncollectible;
•$10.7 million increase in write-offs of receivables arising from the straight-lining of rents in connection to leases with rental revenue being recognized on a cash basis;
•$7.4 million decrease in write-offs of below-market lease intangible liabilities related to recaptured leases;
•$4.7 million decrease as a result of property dispositions net of acquisitions;
•$4.1 million decrease in tenant reimbursement income due to lower common area maintenance expenses;
•$0.8 million net decrease in other income due to a decrease in tenant bankruptcy settlement income; and
•$0.8 million net decrease in property rentals due to lease terminations and modifications, offset by rent commencements and contractual rent increases.
Property operating expenses decreased by $5.7 million to $39.9 million in the nine months ended September 30, 2020 from $45.6 million in the nine months ended September 30, 2019. The decrease is primarily attributable to:
•$5.1 million decrease in common area maintenance expenses primarily related to less snow and reduced operating costs due to temporary tenant closures in connection with COVID-19; and
•$0.9 million decrease as a result of property dispositions net of acquisitions, partially offset by
•$0.3 million increase in environmental compliance expenses.
General and administrative expenses increased by $7.7 million to $36.6 million in the nine months ended September 30, 2020 from $28.9 million in the nine months ended September 30, 2019. The increase is primarily attributable to:
•$6.8 million net increase in executive transition costs including accelerated amortization of unvested equity awards;
•$0.5 million net increase in salary expense; and
•$0.4 million net increase in transaction, severance and other expenses.
We recognized a casualty and impairment loss, net of $9.1 million, in the in the nine months ended September 30, 2019 attributable to:
•$22.7 million of real estate impairment charges recognized against the carrying values of three properties, partially offset by
•$13.6 million from insurance settlements for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA.
We recognized a gain on sale of real estate of $39.8 million in the nine months ended September 30, 2020 due to the sale of three operating properties and a gain on sale of real estate of $68.2 million in the nine months ended September 30, 2019 due to the sale of eight operating properties.
Interest income decreased by $5.3 million to $2.4 million in the nine months ended September 30, 2020 from $7.7 million in the nine months ended September 30, 2019. The decrease is primarily attributable to a decrease in interest rates.

Interest and debt expense increased by $4.0 million to $53.9 million in the nine months ended September 30, 2020 from $49.9 million in the nine months ended September 30, 2019. The increase is primarily attributable to:
•$2.1 million of interest resulting from the $250 million draw on the Company’s revolving credit agreement in March 2020;
•$2.0 million incremental interest in connection with the default of our mortgage at Las Catalinas Mall in Puerto Rico in April 2020;
•$1.6 million of interest due to the assumption of mortgage debt in connection with the acquisition of Kingswood Center in Brooklyn, NY in February 2020; and
•$0.8 million decrease in interest capitalized due to the completion of development projects, partially offset by
•$2.1 million interest decrease on variable-rate debt due to lower interest rates; and
•$0.4 million interest decrease as a result of the refinancing of the mortgage secured by The Outlets at Montehiedra in June 2020.
We recognized a gain on extinguishment of debt of $34.9 million in the nine months ended September 30, 2020 as a result of the refinancing of the mortgage secured by The Outlets at Montehiedra, consisting of the forgiveness of the $30 million junior loan plus accrued interest of $5.4 million, offset by the write-off of $0.4 million of unamortized deferred financing fees and $0.1 million of transaction costs.
Income tax expense decreased by $14.4 million resulting in an income tax benefit of $13.1 million in the nine months ended September 30, 2020 from $1.2 million of expense in the nine months ended September 30, 2019. The decrease is primarily attributable to the tax impact of the mortgage refinancing and legal entity restructuring transactions related to our mall in Puerto Rico, The Outlets at Montehiedra, in June 2020, partially offset by state and local income tax expense resulting from tax strategies implemented to limit the impact from the cancellation of debt at the Outlets of Montehiedra on the Company’s U.S. federal taxable income and the tax impact of the insurance settlement received in 2019 related to Hurricane Maria.

Non-GAAP Financial Measures

We use NOI internally to make investment and capital allocation decisions and to compare the unlevered performance of our properties to our peers. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from net income. The most directly comparable GAAP financial measure to NOI is net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. We calculate NOI by adjusting net income to add back depreciation and amortization expense, general and administrative expenses, casualty and real estate impairment losses, interest and debt expense, income tax expense and non-cash lease expense, and deduct management and development fee income from non-owned properties, gains on sale of real estate, interest income, non-cash rental income resulting from the straight-lining of rents and amortization of acquired below market leases net of above market leases. NOI should not be considered a substitute for net income and may not be comparable to similarly titled measures employed by others. The Company has historically defined this metric as "Cash NOI." There have been no changes to the calculation of this metric. However, the Company has decided to refer to this metric as "NOI" instead of "Cash NOI" to further clarify that, consistent with the definition of this metric, the revenue and expenses reflected in this metric include some accrued amounts and are not limited to amounts for which the Company actually received or made cash payment during the applicable period.

We calculate same-property NOI using net income as defined by GAAP reflecting only those income and expense items that are reflected in NOI (as described above) and excluding properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service, and also excludes properties acquired or sold during the periods being compared. We also exclude for the following items in calculating same-property NOI: lease termination fees, bankruptcy settlement income, and income and expenses that we do not believe are representative of ongoing operating results, if any. As such, same-property NOI assists in eliminating disparities in net income due to the development, redevelopment, acquisition or disposition of properties during the periods presented, and thus provides a more consistent performance measure for the comparison of the operating performance of the Company’s properties, which the Company believes to be useful to investors. Same-property NOI should not be considered a substitute for net income and may not be comparable to similarly titled measures employed by others. The Company has historically defined this metric as "same-property Cash NOI." There have been no changes to the calculation of this metric.

Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 74 properties for the three months ended September 30, 2020 and 2019 and 73 properties for the nine months ended September 30, 2020 and 2019. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI decreased by $11.0 million, or 20.1%, for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and decreased by $22.6 million, or 13.8%, for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019.

The following table reconciles net income (loss) to NOI and same-property NOI for the three and nine months ended September 30, 2020 and 2019, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income (loss)	$(5,830)	$56,700	$78,003	$112,659
Management and development fee income from non-owned properties	(404)	(280)	(1,003)	(940)
Other expense	257	251	713	799
Depreciation and amortization	22,888	21,496	69,658	65,893
General and administrative expense	8,700	8,353	36,600	28,943
Casualty and impairment loss, net(1)	—	—	—	9,070
Gain on sale of real estate	—	(39,716)	(39,775)	(68,219)
Gain on sale of lease	—	(1,849)	—	(1,849)
Interest income	(282)	(2,706)	(2,387)	(7,670)
Interest and debt expense	18,136	16,861	53,884	49,869
Gain on extinguishment of debt	—	—	(34,908)	—
Income tax (benefit) expense	459	53	(13,103)	1,249
Non-cash revenue and expenses	2,095	(1,790)	3,338	(12,953)
NOI(2)	46,019	57,373	151,020	176,851
Adjustments:
Non-same property NOI(3)	(2,285)	(2,559)	(8,561)	(10,981)
Tenant bankruptcy settlement income and lease termination income	(251)	(374)	(758)	(1,553)
Same-property NOI	$43,483	$54,440	$141,701	$164,317
NOI related to properties being redeveloped	702	658	2,055	1,793
Same-property NOI including properties in redevelopment	$44,185	$55,098	$143,756	$166,110
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

Funds From Operations
FFO was $16.9 million for the three months ended September 30, 2020 compared to $38.2 million for the three September 30, 2019. FFO was $107.3 million for the nine months ended September 30, 2020 compared to $132.4 million for the nine months ended September 30, 2019.
We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (‘‘Nareit’’) definition. Nareit defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable real estate and land when connected to the main business of a REIT, impairments on depreciable real estate or land related to a REIT's main business, and rental property depreciation and amortization expense. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period to period both internally and among our peers because this non-GAAP measure excludes net gains on sales of depreciable real estate, real estate impairment losses, rental property depreciation and amortization expense which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. We believe the presentation of comparable period operating results generated from FFO provides useful information to investors because the definition excludes items included in net income that do not relate to or are not indicative of our operating and financial performance, such as depreciation and amortization related to real estate, and items which can make periodic and peer analyses of operating and financial performance more difficult, such as gains (or losses) from sales of depreciable real estate and land when connected to the main business of a REIT and impairments on depreciable real estate or land related to a REIT's main business. FFO does not represent cash flows from operating activities in accordance with GAAP, should not be considered an alternative to net income as an indication of our performance, and is not indicative of cash flow as a measure of liquidity or our ability to make cash distributions. FFO may not be comparable to similarly titled measures employed by others.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019
Net income (loss)	$(5,830)	$56,700	$78,003	$112,659
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	225	(2,662)	(3,373)	(6,535)
Consolidated subsidiaries	—	2	—	24
Net income (loss) attributable to common shareholders	(5,605)	54,040	74,630	106,148
Adjustments:
Rental property depreciation and amortization	22,710	21,262	69,102	65,233
Gain on sale of real estate	—	(39,716)	(39,775)	(68,219)
Real estate impairment loss	—	—	—	22,653
Limited partnership interests in operating partnership(1)	(225)	2,662	3,373	6,535
FFO applicable to diluted common shareholders	$16,880	$38,248	$107,330	$132,350
(1) Represents earnings (losses) allocated to LTIP and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented.

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for the first quarter of 2020. As a result of COVID-19 and the future uncertainties it has generated, the Company has temporarily suspended quarterly dividend distributions and did not declare a quarterly dividend for the second quarter or third quarter of 2020. The Company’s Board of Trustees will continue to monitor the Company’s financial performance and economic outlook and, at a later date, intends to reinstate a regular quarterly dividend of at least the amount required to continue qualifying as a REIT for US federal income tax purposes.

Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. As discussed in more detail below, the effects of COVID-19 and the actions taken to minimize its spread have had an adverse impact on our short-term cash flow as a significant number of our tenants have not paid rent that was due in the second quarter and third quarter of 2020, and such efforts could have a significant longer term adverse impact on our cash flow and financial condition. Specifically, as of November 3, 2020, the Company collected approximately 83% of third quarter rental revenue billed and 86% of October rental revenue billed. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales.
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
At September 30, 2020, we had cash and cash equivalents, including restricted cash, of $671 million and $350 million available under our line of credit:

(Amounts in thousands)	September 30, 2020
Revolving credit agreement(1)
Total commitment amount	$600,000
Available capacity(2)	$350,000
Maturity	January 29, 2024
(1) Refer to Note 6 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.
(2) Subsequent to September 30, 2020, the Company repaid its $250 million outstanding borrowings under the Agreement, which increased the available borrowing capacity under the Agreement to $600 million.

The Company continues to monitor the COVID-19 pandemic and its impact on our overall liquidity position and outlook. The ultimate impact COVID-19 may have on our operational and financial performance over the next 12 months is currently uncertain and will depend on certain developments, including, among others, the magnitude and duration of the COVID-19 pandemic and its impact on our tenants, including the adverse financial consequences from reduced business operations and social distancing requirements, which may impact a tenant’s ability to generate sales at sufficient levels to cover operating costs. In light of the various uncertainties resulting from the COVID-19 pandemic, the Company borrowed $250 million under its existing $600 million revolving credit agreement in March 2020 as a precautionary measure to increase the Company's cash position and facilitate financial flexibility. Our ability to utilize amounts available under our revolving credit facility will depend on our continued compliance with the applicable financial covenants and other terms of our revolving credit agreement, which may be impacted by tenant store closures and failure of tenants to pay rent. The proceeds are available to use for working capital and other corporate purposes if the Company experiences a material decrease in cash flow from property rental income as operational disruptions may persist into the future. The borrowings on the revolving credit facility were fully repaid subsequent to September 30, 2020. We have no debt scheduled to mature until 2022. We currently believe that cash on hand, revolving credit agreement available borrowings and general ability to access the capital markets, should be sufficient to finance our operations and fund our debt service requirements and capital expenditures over the next 12 months.

On March 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The Company has not applied for or received any loans authorized under the CARES Act; however, the Company may avail itself of certain tax provisions in the CARES Act that may be used to reduce taxable income.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $671.0 million at September 30, 2020, compared to $485.1 million at December 31, 2019 and $536.3 million at September 30, 2019, an increase of $185.9 million and $134.7 million, respectively. Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	$ Change
Net cash provided by operating activities	$74,829	$115,593	$(40,764)
Net cash (used in) provided by investing activities	(55,996)	60,055	(116,051)
Net cash provided by (used in) financing activities	167,027	(96,824)	263,851
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $74.8 million for the nine months ended September 30, 2020 decreased by $40.8 million from $115.6 million as of September 30, 2019, due to the timing and deferral of cash receipts and payments by tenants impacted by the COVID-19 pandemic, including the impact of recovery income.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $56.0 million for the nine months ended September 30, 2020, decreased by $116.1 million compared to net cash provided by investing activities of $60.1 million for the nine months ended September 30, 2019 primarily due to (i) $92.1 million increase in cash used in the acquisition of real estate, (ii) $57.0 million decrease in cash provided by the sale of properties, (iii) $12.7 million decrease in insurance proceeds due to proceeds received for physical property damages in the nine months ended September 30, 2019 and (iv) $6.9 million decrease in cash provided due to the sale of an operating lease in 2019, partially offset by (v) $52.7 million decrease in cash used for real estate development and capital improvements at existing properties.

Financing Activities
Net cash flow provided by or used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash provided by financing activities of $167.0 million for the nine months ended September 30, 2020, increased by $263.9 million from cash used in financing activities of $96.8 million for the nine months ended September 30, 2019 primarily due to (i) $250.0 million of cash borrowings provided under the Company’s revolving credit agreement, (ii) $90.3 million of proceeds from borrowings under mortgage loans, (iii) $56.0 million decrease in distributions to partners due to the temporary suspension of dividends, (iv) $6.0 million of cash paid to redeem units in 2019 and (v) $0.3 million decrease in cash used in issuing debt, partially offset by (vi) $83.7 million increase in debt repayments, (vii) $54.1 million of cash paid to repurchase common shares in 2020 and (viii) $0.8 million increase in tax withholdings on vested restricted stock.

Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rates as of September 30, 2020.

(Amounts in thousands)	Principal balance at September 30, 2020	Weighted Average Interest Rate at September 30, 2020
Mortgages payable:
Fixed rate debt	$1,430,829	4.43%
Variable rate debt(1)	169,761	1.90%
Total mortgages payable	1,600,590	4.43%
Unamortized debt issuance costs	(10,286)
Total mortgages payable, net of unamortized debt issuance costs	1,590,304
Unsecured credit facilities:
Revolving credit agreement(2)	250,000	1.21%
Total unsecured credit facilities	250,000	1.21%
Total debt outstanding	$1,840,304	3.76%
(1) As of September 30, 2020, $80.8 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.
(2) As of September 30, 2020, the borrowings on our revolving credit agreement were subject to one month LIBOR plus 1.05%.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of September 30, 2020. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2020, we were in compliance with all debt covenants with the exception of those related to our mortgage loan on Las Catalinas Mall. The mortgage on Las Catalinas Mall has been in default since April 2020.

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

In March 2020, we borrowed $250 million under the Agreement and $350 million remains available for withdrawal. Subsequent to September 30, 2020, the Company repaid its $250 million outstanding borrowings under the Agreement.

In the event that LIBOR is discontinued, the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, although it could result in higher interest rates.

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
(Amounts in thousands)	2020	2019
Capital expenditures:
Development and redevelopment costs	$8,984	$55,640
Capital improvements	7,677	10,736
Tenant improvements and allowances	1,605	4,629
Total capital expenditures	$18,266	$71,005

As of September 30, 2020, we had approximately $132.4 million of active redevelopment, development and anchor repositioning projects at various stages of completion, an increase of $66.8 million from $65.6 million of projects as of December 31, 2019. We have advanced these projects and incurred $5.4 million of additional spend since December 31, 2019. We anticipate spending an additional $91.3 million to complete these projects, which we expect to occur over the next six to eighteen months depending on any restrictions on construction activity. We expect to fund these projects using cash on hand, proceeds from dispositions, or from secured debt.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million and $2.7 million on our consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Pandemic-Related Contingencies
The Company has concentrated operations in the New York metropolitan area and, although local and state governments implemented various phased reopening plans for nonessential businesses during the third quarter of 2020, certain tenants continued to face adverse financial consequences from reduced business operations and social distancing requirements as a result of the COVID-19 pandemic. As of November 3, 2020, 98% of our portfolio's gross leasable area (97% as measured by annualized base rent) was open for business and the Company collected approximately 83% of third quarter rental revenue billed and 86% of October rental revenue billed. The Company currently remains in active discussions and negotiations with its impacted tenants and anticipates granting further rent concessions or other lease-related relief, such as the deferral of lease payments for a period of time to be paid over the remaining term of the lease. We are evaluating rent relief requests on a case-by-case basis and not all requests for rent relief may be granted. To the extent we grant additional requests for rent relief, either in the form of rent deferral or abatement, or to the extent our tenants default on their lease obligations, it may have a negative impact on our rental revenue and net income. As of November 3, 2020, we have executed or approved an approximate total of 116 rent deferrals for an aggregate deferral amount of $7.1 million.
The following table sets forth information regarding the collection status of amounts billed to tenants during the three months ended September 30, 2020 as of September 30, 2020:

(in thousands)	Three Months Ended September 30, 2020
Tenant Type	Tenant Billings	% Collected
National	$68,390	83%
Regional	9,858	72%
Mom and pop	7,009	65%
Local franchise	5,549	63%
Temporary	1,137	80%
Total portfolio	$91,943	79%
The Company is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences due to the COVID-19 pandemic. During the three and nine months ended September 30, 2020, rental revenue deemed uncollectible of $8.4 million and $21.5 million, respectively, was classified as a reduction to rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. Additionally, the Company recognized write-offs of $4.7 million and $10.7 million, respectively, related to receivables arising from the straight-lining of rents as a result of tenants impacted by the COVID-19 pandemic.
We anticipate a decline in our percentage rent earned throughout 2020 as a result of reduced sales volumes from temporary store closures and changes in consumer behavior. Percentage rent accounted for less than 1% of rental revenue for the nine months ended September 30, 2020 and 2019, respectively, and totaled $4.0 million for the year ended December 31, 2019.
The Company is not currently aware of any other loss contingencies related to the COVID-19 pandemic that would require recognition at this time, with the exception of abatements already discussed with tenants or deferred rents that may not be collected.

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

Given the economic environment brought upon by COVID-19, certain tenants experienced liquidity or financial hardships and filed for Chapter 11 bankruptcy protection during the three and nine months ended September 30, 2020. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and the Company is currently exploring leasing alternatives for these spaces. Specifically, Century 21 filed for Chapter 11 bankruptcy protection on September 10, 2020. Prior to bankruptcy, the Company had one lease with Century 21 in Paramus, NJ comprising approximately 157,000 sf, which generated $4.4 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $2.5 million of receivables arising from the straight-lining of rents and recognized $0.9 million and $2.1 million as rental revenue deemed uncollectible (classified within rental revenue) for the three and nine months ended September 30, 2020. Additionally, 24 Hour Fitness USA, Inc. (“24 Hour Fitness”) filed for Chapter 11 bankruptcy protection on June 15, 2020. Prior to bankruptcy, the Company had one lease with 24 Hour Fitness in Paramus, NJ comprising approximately 54,000 sf, which generated $3.1 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $3.5 million of receivables arising from the straight-lining of rents and recognized $0.5 million and $1.3 million as rental revenue deemed uncollectible (classified within rental revenue) for the three and nine months ended September 30, 2020, respectively. Subsequent to the third quarter, 24 Hour Fitness communicated its intentions to continue operations at the Company's location.

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

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of September 30, 2020 or December 31, 2019.

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

	2020					2019
(Amounts in thousands)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate unsecured debt	$250,000		1.21%	$2,500		$—		—%
Variable rate mortgages	169,761		1.90%	1,698		169,500		3.45%
Fixed rate mortgages	1,430,829		4.43%	—	(2)	1,386,748		4.12%
	$1,850,590	(1)		$4,198		$1,556,248	(1)
(1) Excludes unamortized debt issuance costs of $10.3 million and $10.1 million as of September 30, 2020 and December 31, 2019, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $14.3 million based on outstanding balances as of September 30, 2020.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2020, we did not have any material hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2020, the estimated fair value of our consolidated debt was $1.9 billion, including revolving credit agreement borrowings.

Other Market Risks

As of September 30, 2020, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2020 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2020, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our retail tenants depend on in-person interactions with their customers, and the COVID-19 pandemic has decreased customer willingness to visit, and mandated “shelter-in-place” or “stay-at-home” orders have prevented customers from visiting, our tenants’ businesses, which has and may continue to negatively impact their profitability or cash flow and ability make timely rental payments to us. As a result of our concentrated operations in the New York metropolitan area, the extent and magnitude, or perception, of the impact of the current COVID-19 pandemic on our and our tenants’ business is heightened. As of November 3, 2020, 98% of our portfolio's gross leasable area (97% as measured by annualized base rent) was open for business. We remain in active discussions and negotiations with our impacted tenants and anticipate granting further rent concessions or other lease-related relief. As of November 3, 2020, we have executed or approved an approximate total of 116 rent deferrals for an aggregate deferral amount of $7.1 million; however, the full financial impact of such rent relief is currently unknown. As of November 3, 2020 the Company collected approximately 83% of third quarter rental revenue billed and 86% of October rental revenue billed, respectively. We have experienced and expect to continue to experience a decline in our percentage rent throughout 2020 as a result of reduced sales volume from temporary store closures and changes in consumer behavior.
Moreover, the ongoing COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have had, and could have, additional adverse effects on our business, including with regards to:
•the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and the conditions under which potential tenants will be able to operate physical retail locations in the future;
•anticipated returns from development and redevelopment projects, which have been temporarily delayed and may, in some cases, be abandoned;
•the broader impact of the severe economic contraction due to the COVID-19 pandemic, the resulting increase in unemployment that has occurred and its effect on consumer behavior, and the negative consequences that will occur if these trends are not timely reversed;
•macroeconomic conditions, such as a disruption of, or lack of access to, the capital markets as well as the significant decline in our share price from prices prior to the spread of the COVID-19 pandemic;
•our decision to pay dividends at all, or pay them in stock, which in the case of the latter may result in our shareholders having a tax liability with respect to such dividends that exceeds the amount of cash received, if any;
•our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow funds under our existing credit facility as a result of covenants relating to our financial results in the second quarter of 2020 or future quarters; and
•potential reduction in our operating effectiveness as employees work remotely or if key personnel become unavailable due to illness or other personal circumstances related to COVID-19.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: In March 2020, the Company’s Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s shares, which does not obligate the Company to acquire any particular amount of common shares and may be suspended or discontinued at any time at the Company’s discretion. Refer to Note 14 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q. Cumulative total purchases since inception are 5.9 million shares at a weighted average share price of $9.22 amounting to $54.1 million.

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

Date: November 5, 2020

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: November 5, 2020