Form 10-K
period 2020-12-31
Urban Edge Properties; Urban Edge Properties LP
filed 2021-02-17
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
        Urban Edge Properties ☐                   Urban Edge Properties LP ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
        Urban Edge Properties ☒                 Urban Edge Properties LP ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
        Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒

As of June 30, 2020, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Shares held by nonaffiliates of the Registrant was approximately $1.4 billion based upon the last reported sale price of $11.87 per share on the New York Stock Exchange on such date.

As of January 29, 2021, Urban Edge Properties had 117,019,013 common shares outstanding. There is no public trading market for the common units of Urban Edge Properties LP. As a result, the aggregate market value of the common units held by non-affiliates of Urban Edge Properties LP cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Urban Edge Properties’ definite proxy statement for the 2021 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of December 31, 2020, UE owned an approximate 96.1% ownership interest in UELP. The remaining approximate 3.9% interest is owned by limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
The Company believes it is important to understand the few differences between UE and UELP in the context of how UE and UELP operate as a consolidated company. The financial results of UELP are consolidated into the financial statements of UE. UE does not have any other significant assets, liabilities or operations, other than its investment in UELP, nor does it have employees of its own. UELP, not UE, generally executes all significant business relationships other than transactions involving the securities of UE. UELP holds substantially all of the assets of UE and retains the ownership interests in the Company's joint ventures. UELP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by UE, which are contributed to the capital of UELP in exchange for units of limited partnership in UELP, as applicable, UELP generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under the revolving credit agreement, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties.
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
To help investors better understand the key differences between UE and UELP, certain information for UE and UELP in this report has been separated, as set forth below: Part II, Item 8. Financial Statements which includes specific disclosures for UE and UELP, and Note 14, Equity and Noncontrolling Interests and Note 16, Earnings Per Share and Unit.
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

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2020

PART I - FINANCIAL INFORMATION

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance individuals adversely impacted by the COVID-19 pandemic, and to large and small businesses, particularly our retail tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, (b) the duration of any such orders or other formal recommendations for social distancing, and the speed and extent to which revenues of our retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) the potential adverse impact on returns from redevelopment projects, and (e) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term, and negative consequences that will occur if these trends are not quickly reversed; (ii) the loss or bankruptcy of major tenants, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant, particularly, in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and under which conditions potential tenants will be able to operate physical retail locations in the future; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as a disruption of, or lack of access to the capital markets, as well as the recent significant decline in the Company’s share price from prices prior to the spread of the COVID-19 pandemic; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; and (xv) the loss of key executives. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K for the year ended December 31, 2020.

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

ITEM 1.    BUSINESS
The Company

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland REIT that manages, develops, redevelops, and acquires retail real estate, primarily in the New York metropolitan area. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate and other assets. Our portfolio is currently comprised of 72 shopping centers, five malls and two industrial parks totaling approximately 16.3 million square feet (sf) with a consolidated occupancy rate of 89.4%.
For additional information on recent business developments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.
Company Strategies

Our goal is to be a leading owner and operator of retail real estate in major urban markets, with a focus on the New York metropolitan area. We believe urban markets offer attractive acquisition and redevelopment opportunities resulting from high population density, strong demand from consumers, above average retailer sales trends, a limited supply of institutional quality assets and a large number of older, undermanaged assets that remain privately owned. We seek to create value through the following primary strategies:

Maximize the value of existing properties through proactive management. We intend to maximize the value of each of our assets through comprehensive, proactive management encompassing: continuous asset evaluation for highest-and-best-use; targeted leasing to desirable tenants; and efficient and cost-conscious day-to-day operations that minimize operating expenses and enhances property quality. Repurposing retail real estate with high-quality retailers, with a focus on grocers, and incorporating other uses including industrial, residential, self-storage, and medical are increasingly important to our business plan. Leasing and asset management are critical value-creation functions that include:
•Monitoring retailer sales, merchandising, store operations, timeliness of payments, overall financial condition and related factors;
•Being constantly aware of each asset’s competitive position within its trade area and recommending physical improvements or adjusting merchandising if circumstances warrant;
•Continuously canvassing trade areas to identify unique operators that can distinguish a property and enhance its offerings;
•Maintaining regular contact with the brokerage community to stay abreast of new merchants, potential relocations, new supply and overall trade area dynamics;
•Conducting regular portfolio reviews with key merchants;
•Building and nurturing deep relationships with tenant decision-makers;
•Focusing on spaces with below-market leases that might be recaptured;
•Understanding the impact of options, exclusives, co-tenancy and other restrictive lease provisions; and
•Optimizing required capital investment in every transaction.

Develop and redevelop assets to their highest and best use. Our existing portfolio presents considerable opportunity to generate attractive returns through upgrading and expanding our properties and replacing retail space with industrial, multifamily, self-storage and other uses. As of December 31, 2020, we have $132.4 million of active redevelopment projects, of which $86.6 million remains to be funded. These projects are expected to generate an approximate 8% unleveraged yield. Active redevelopment projects include $83.5 million of projects related to large anchor leases executed during the year including the addition of best-in-class grocers to three properties. Additionally, our active redevelopment projects include the conversion of a former discounter retail space into an industrial warehouse facility that has been fully leased to a wholesale grocery and distribution tenant. We will continue to explore opportunities throughout our portfolio to achieve similar upgrades in tenancy, to densify sites where feasible and to repurpose certain retail space to non-retail uses.

Invest in target markets. We intend to selectively deploy capital through acquisitions in our target markets that meet our criteria for risk-adjusted returns and enhance the overall quality of our existing portfolio. At the same time, we plan to sell assets that no longer meet our return requirements and strategic objectives. Investment considerations for acquisitions include:
•Competition and Barriers-to-Entry: We seek assets in underserved, high barrier-to-entry markets in densely populated, affluent trade areas. We believe that properties located in such markets present more attractive risk-return profile relative to other markets.
•Geography: We focus primarily on the New York metropolitan area and secondarily on the Washington, DC to Boston corridor. We intend to invest in our existing core markets, and, over time, may expand into new markets that have similar characteristics.

•Product: We generally seek large properties that provide scale relative to the competition and optionality for redevelopment to meet the changing demands of the local community.
•Tenancy: We consider tenant mix, sales performance and related occupancy cost, lease term, lease provisions, omni-channel capabilities, susceptibility to e-commerce disruption and other factors. Our tenant base comprises a diverse group of merchants, including department stores, supermarkets, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers.
•Rent: We derive our revenue from fixed and variable rents from our tenants. We consider existing rents relative to market rents and target submarkets that have potential for market rent growth as evidenced by strong retailer sales performance.
•Access and Visibility: We seek assets with convenient access and good visibility.
•Physical Condition: We consider aesthetics, functionality, building and site conditions and environmental matters in evaluating asset quality.
Maintain capital discipline. We intend to keep our balance sheet flexible and capable of supporting growth. We expect to generate increasing levels of cash flow from internally generated funds and to have substantial borrowing capacity under our existing revolving credit agreement and from potential secured debt financing on our existing assets.

Environmental, Social and Governance (“ESG”) Achievements, Initiatives, and Objectives

We seek to drive financial performance while engaging in environmentally and socially responsible business practices grounded in sound corporate governance. We believe that disclosure around our ESG practices allows our stakeholders to see our company holistically and understand its trajectory beyond fundamentals and financial metrics. In addition to a dedicated team of professionals, we have a robust suite of environmental, social, and governance policies that inform and guide our ESG approach and drive our ESG goals forward. From an environmental perspective, it is our goal to implement strategies to support the continued reduction of energy, greenhouse gas water, and waste production across the portfolio. We are committed to maintaining sustainable operations and believe that our long-term sustainability goals will provide positive financial and environmental outcomes for shareholders, tenants, employees and the communities in which we invest.
Further information on our ESG practices can be found on our website in the Investors section. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

Human Capital

At December 31, 2020, we had 106 employees. We believe that our employees are one of our greatest resources. Our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. We provide professional training and development workshops and aim to provide a workplace environment where employees are informed, engaged, feel empowered, and can succeed. Our employees enjoy subsidized health and wellness benefits, professional training and development workshops, ergonomic office equipment, telecommuting opportunities and policies encouraging work/life balance. Through our Wellness program, recently launched volunteer platform and quarterly Town Hall meetings with all employees, among other initiatives, we continually strive to provide a workplace environment where employees are informed, engaged, feel empowered and can succeed.

Our headquarters are located at 888 Seventh Avenue, New York, NY 10019.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2020, 2019 and 2018. The Home Depot, Inc. is our largest tenant and accounted for approximately $20.7 million, or 6.3%, of our total revenue for the year ended December 31, 2020.

REIT Qualification

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With the exception of the Company’s taxable REIT subsidiary (“TRS”), to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the Tax Cut and Jobs Act (“TCJA”) for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. In addition to its TRS, the Company is subject to certain foreign and state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense in the consolidated statements of income.

Available Information

Copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website (www.uedge.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Our website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K. Copies of our charters, code, guidelines, and filings under the Exchange Act are also available free of charge from us, upon request.

ITEM 1A. RISK FACTORS

Risk factors that may materially and adversely affect our business, results of operations and financial condition are summarized below. These risks have been separated into the following groups:
•Risks Related to Our Business and Operations;
•Risks Related to Our Liquidity and Indebtedness;
•Risks Related to Business Continuity;
•Risks Related to Environmental Liability and Regulatory Compliance;
•Risks Related to Our Status as a REIT;
•Risks Related to Our Organization and Structure; and
•Risks Related to An Investment in Our Common Shares.
The risks and uncertainties described herein may not be the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, may also adversely affect our business. See “Forward-Looking Statements”.

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Actual or perceived threats associated with epidemics, pandemics or other public health crises, including the COVID-19 pandemic, could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.
Epidemics, pandemics or other public health crises, including the recent COVID-19 pandemic, that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact, including mandatory business shutdowns, “stay-at-home” orders or other operating limitations issued by local, state or federal authorities, may reduce customers’ ability or willingness to visit retail destinations which in turn may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations. As a result of our concentrated operations in the New York metropolitan area, the extent and magnitude or perception of the impact of the current COVID-19 pandemic on our and our tenants’ business is heightened.
The ongoing COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have had, and could continue to have, additional adverse effects on our business, including with regards to:
•the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and under what conditions potential tenants will be able to operate physical retail locations in the future;
•anticipated returns from development and redevelopment projects, some of which experienced delays;
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
•our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow funds under our existing credit facility as a result of covenants relating to our financial results in the current or future periods; and

•potential reduction in our operating effectiveness if key personnel become unavailable due to illness or other personal circumstances related to COVID-19.
The COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have already had a significant adverse impact on economic and market conditions around the world, including the United States and markets where our properties are located, and could further trigger a period of sustained global and U.S. economic downturn or recession. While the rapid developments regarding the COVID-19 pandemic preclude any prediction as to its ultimate adverse impact, the current economic, political and social environment presents material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations.
To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described under this section.

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

We may be unable to renew leases or relet space as leases expire on terms comparable to prior leases or at all.
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space on terms comparable to prior leases or at all. Spaces that accounted for approximately 13.1% of our annualized base rent for the fiscal year ended December 31, 2020 were vacant as of December 31, 2020, excluding leases signed but not commenced. In addition, leases accounting for approximately 27% of our annualized base rent for the fiscal year ended December 31, 2020 are scheduled to expire within the next three years. Even if tenants do renew or we can relet the space, the terms of the renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and other distributions to security holders could be adversely affected.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time to time, certain of our tenants have become insolvent or declared bankruptcy and other tenants may declare bankruptcy or become insolvent in the future. Tenants who file for bankruptcy protection have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our properties files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues and we may not be able to collect all pre-petition amounts owed by that party, which may adversely affect our cash flow, financial condition and results of operations. The bankruptcy or insolvency of a major tenant at one of our properties could also negatively impact our ability to lease other existing or future vacancies at any such property. In addition, our leases generally do not contain restrictions designed to ensure the ongoing creditworthiness of our tenants. The bankruptcy or insolvency of a major tenant could result in a lower level of net income, which may adversely affect our cash flow, financial condition and results of operations and decrease funds available to pay our indebtedness or make distributions to shareholders. For example, during the year ended December 31, 2020, Century 21 Department Stores LLC (“Century 21”) filed for Chapter 11 bankruptcy protection. See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources included in Part II, Item 7 in this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

A significant number of our properties are located in the New York metropolitan area and are affected by the economic cycles there.
Because a significant number of our properties are located in the New York metropolitan area, we are particularly susceptible to adverse economic and other developments in that area. Notably, as of December 31, 2020, one of our New York metropolitan area properties, The Outlets at Bergen Town Center, in Paramus, NJ, generated in excess of 10% of our rental revenue. Collectively, our New York metropolitan area properties in the aggregate generated over 75% of our rental revenue as of December 31, 2020. Real estate markets are subject to economic downturns and we cannot predict the economic conditions in the New York metropolitan area in either the short-term or long-term. Poor economic or market conditions in the New York metropolitan area, may adversely affect our cash flow, financial condition and results of operations.

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
We may develop or redevelop properties when we believe that doing so is consistent with our business strategy. As of December 31, 2020, we had 10 properties in our redevelopment project pipeline and 13 active redevelopment projects. We have invested a total of approximately $45.8 million in our active projects, which are at various stages of completion, and based on our current plans and estimates, we anticipate it will cost an additional $86.6 million to complete our active projects. We anticipate engaging in additional development and redevelopment activities in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development and redevelopment activities include:
•expenditure of capital and time on projects that may never be completed;
•failure or inability to obtain financing on favorable terms or at all;
•inability to secure necessary zoning or regulatory approvals;
•higher than estimated construction or operating costs, including labor and material costs;
•inability to complete construction on schedule due to a number of factors, including inclement weather, labor disruptions, construction delays, restrictions caused by the COVID-19 pandemic, delays or failure to receive zoning or other regulatory approvals, acts of terror or other acts of violence, or natural disasters (such as fires, seismic activity or floods);
•significant time lag between commencement and stabilization resulting in delayed returns and greater risks due to fluctuations in the general economy, shifts in demographics and competition;
•decrease in customer traffic during the redevelopment period causing a decrease in tenant sales;
•inability to secure key anchor or other tenants at anticipated pace of lease-up or at all; and
•occupancy and rental rates at a newly completed project that may not meet expectations.
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
Our ability to complete acquisitions on favorable terms and successfully operate or develop them is subject to the following risks:
•we may incur significant costs and divert management attention in connection with the evaluation and negotiation of potential acquisitions, including ones that are subsequently not completed;
•we may be unable to finance acquisitions on favorable terms and in the time period we desire, or at all;
•we may be unable to quickly and efficiently integrate new acquisitions, particularly the acquisition of portfolios of properties, into our existing operations;
•we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations; and
•we may acquire properties subject to liabilities and without any recourse, or with only limited recourse to former owners, with respect to unknown liabilities for clean-up of undisclosed environmental contamination, claims by tenants or other persons to former owners of the properties and claims for indemnification by general partners, trustees, officers and others indemnified by the former owners of the properties.
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
Real estate is carried at cost, net of accumulated depreciation and amortization. Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. Such events and changes include macroeconomic conditions, including those caused by global pandemics, like the recent COVID-19 pandemic, which resulted in property operational disruption and could indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis, taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is based on the excess of the property’s carrying amount over its estimated fair value. Recording an impairment charge results in an immediate reduction in our income in the period in which the charge is taken, which could materially and adversely affect our results of operations and financial condition.

RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS

Risks related to our outstanding debt.
If we are unable to obtain debt financing or refinance existing indebtedness upon maturity on terms favorable to us, our financial condition and results of operations would likely be adversely affected. In addition, the cost of our existing variable rate debt may increase, especially in a rising interest rate environment, and we may not be able to refinance our existing debt in sufficient amounts or on acceptable terms. As of December 31, 2020, we had $169.4 million of variable rate debt and our $600 million revolving credit facility, on which no balance is outstanding at December 31, 2020, bears interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, and we may continue to borrow additional funds at variable interest rates in the future. In the event that LIBOR is discontinued, the interest rates of our debt following such event will be based on either alternate base rates or agreed upon replacement rates. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, although it could result in higher interest rates. Increases in interest rates would increase the interest expense on our variable rate debt and reduce our cash flow, which could (i) adversely affect our ability to service our debt and meet our other obligations and (ii) reduce the amount we are able to distribute to our shareholders. If the cost or amount of our indebtedness increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of default on our obligations, which could have a material adverse effect on us.

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
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate the related debt obligations and foreclose and/or take control of the properties that secure their loans. As of December 31, 2020, we had $1.6 billion of secured debt outstanding and 33 of our properties were encumbered by secured debt. As of December 31, 2020, we were in compliance with all debt covenants. Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.

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

RISKS RELATED TO BUSINESS CONTINUITY

Risks related to our malls in Puerto Rico.
Our two malls in Puerto Rico make up approximately 7% of our net operating income. Puerto Rico faces significant fiscal and economic challenges, including those resulting from natural disasters such as hurricanes and earthquakes, the COVID-19 pandemic in 2020, and its government filing for bankruptcy protection in 2017. These factors have led to an ongoing emigration trend of Puerto Rico residents to the United States and elsewhere. The combination of these circumstances could result in less disposable income for the purchase of goods sold in our malls and the inability of merchants to pay rent and other charges. Any of these events could negatively impact our ability to lease space on terms and conditions we seek and could have a material adverse effect on our business and results of operations. As of December 31, 2020, we have individual, non-recourse mortgages on each of our Puerto Rico properties.

Natural disasters could have a concentrated impact on us.
We own properties near the Atlantic Coast and in Puerto Rico which are subject to natural disasters such as hurricanes, floods and storm surges. We also have four properties in California that could be impacted by earthquakes. As a result, we could become subject to business interruption, significant losses and repair costs, such as those we experienced from Hurricane Maria, which damaged and caused the temporary closure of our two properties in Puerto Rico. We maintain comprehensive, all-risk property and rental value insurance coverage on our properties, however losses resulting from a natural disaster may be subject to a deductible or not fully covered and such losses could adversely affect our cash flow, financial condition and results of operations.

Some of our potential losses may not be covered by insurance.
We maintain numerous insurance policies including for general liability, property, pollution, acts of terrorism, trustees’ and officers’, cyber security, workers’ compensation and automobile-related liabilities. However, all such policies are subject to the terms, conditions, exclusions, deductibles and sub-limits, among other limiting factors. For example, our terrorism insurance policy excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act.
Certain of the insurance premiums are charged directly to each of the properties but not all of the cost of such premiums are recovered. We are responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
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
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our information technology (“IT”) infrastructure, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We have placed reliance on third party managed services to perform a number of IT-related functions and we may experience system difficulties related to our platform and integrating the services provided by third parties. If we experience a system failure or accident that causes interruptions in our operations, we could experience material and adverse disruptions to our business. We may also incur additional costs to remedy damages caused by such disruptions.

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

RISKS RELATED TO ENVIRONMENTAL LIABILITY AND REGULATORY COMPLIANCE

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

RISKS RELATED TO OUR STATUS AS A REIT

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
Changes in U.S. federal, state and local tax laws or regulations, with or without retroactive application, could have a negative effect on us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify to be taxed as a REIT and/or the U.S. federal income tax consequences to our investors and to us of such qualification. Even changes that do not impose greater taxes on us could potentially result in adverse consequences to our shareholders.
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

RISKS RELATED TO OUR ORGANIZATION AND STRUCTURE

Our Declaration of Trust sets limits on the ownership of our shares.
Generally, for us to maintain a qualification as a REIT under the Code, not more than fifty percent (50%) in value of our outstanding shares of beneficial interest may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Under our Declaration of Trust, no person or entity (or group thereof) may own more than 9.8% (in value or number of shares, whichever is more restrictive) of our outstanding shares of any class or series, with some exceptions for persons or entities approved by the Board of Trustees. A transfer of our shares of beneficial interest to a person who, as a result of the transfer, violates the ownership limit will be void under certain circumstances, and, in any event, would deny that person any of the economic benefits of owning shares in excess of the ownership limit. These restrictions on transferability and ownership may delay, deter or prevent a change in control of us or other transaction that might involve a premium price or otherwise be in the best interest of the shareholders.

Our Declaration of Trust limits the removal of members of the Board of Trustees.
Our Declaration of Trust provides that, subject to the rights of holders of one or more classes or series of preferred shares to elect or remove one or more trustees, a trustee may be removed only for cause and only by the affirmative vote of two-thirds of the votes entitled to be cast in the election of trustees. This provision, when coupled with the exclusive power of the Board of Trustees to fill vacancies on the Board of Trustees, precludes shareholders from removing incumbent trustees except for cause and upon a substantial affirmative vote and filling the vacancies created by the removal with their own nominees. These limitations may delay, deter or prevent a change in control of us or other transactions that might involve a premium price or otherwise be in the best interest of our shareholders.

Maryland law contains provisions that may reduce the likelihood of certain takeover transactions.
Certain provisions of Maryland law, may have the effect of inhibiting a third-party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our shares, including:
•“Business combination” provisions that, subject to certain exceptions, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting shares at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter impose fair price or super majority shareholder voting requirements on these combinations; and
•“Control share” provisions that provide the holders of “control shares” of a company (defined as shares that, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise voting power in the election of trustees within one of three increasing ranges) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of the voting power of issued and outstanding “control shares,” subject to certain exceptions) have no voting rights with respect to their control shares, except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
As permitted by Maryland law, our Bylaws provide that we will not be subject to the control share provisions of Maryland law. However, we cannot assure you that the Board of Trustees will not revise our Bylaws in order to be subject to such control share provisions in the future.
Certain provisions of Maryland law permit the board of trustees of a Maryland real estate investment trust with at least three independent trustees and a class of shares registered under the Exchange Act, without shareholder approval and regardless of what is currently provided in its declaration of trust or bylaws, to implement certain corporate governance provisions, some of which (for example, implementing a classified board) are not currently applicable to us. These provisions may have the effect of limiting or precluding a third party from making an unsolicited acquisition proposal for us or of delaying, deferring or preventing a change in control under circumstances that otherwise could provide the holders of shares of our shares with the opportunity to realize a premium over the then current market price.

We may issue additional shares in a manner that could adversely affect the likelihood of certain takeover transactions.
Our Declaration of Trust and Bylaws authorize the Board of Trustees in its sole discretion and without shareholder approval, to:
•cause us to issue additional authorized, but unissued, common or preferred shares;

•classify or reclassify, in one or more classes or series, any unissued common or preferred shares;
•set the preferences, rights and other terms of any classified or reclassified shares that we issue; and
•increase the number of shares of beneficial interest that we may issue.
The Board of Trustees can establish a class or series of common or preferred shares whose terms could delay, deter or prevent a change in control of us or other transaction that might involve a premium price or otherwise be in the best interest of our shareholders. Our Declaration of Trust and Bylaws contain other provisions that may delay, deter or prevent a change in control of us or other transaction that might involve a premium price or otherwise be in our best interest or the best interest of our shareholders.

RISKS RELATED TO AN INVESTMENT IN OUR COMMON SHARES

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
A number of factors could negatively affect, or result in fluctuations in, the prices or trading volume of equity securities, including:
•actual or anticipated changes in our operating results and changes in expectations of future financial performance;
•our operating performance and the performance of other similar companies;
•changes in the real estate industry, and in the retail industry, including growth in e-commerce, catalog companies and direct consumer sales;
•our strategic decisions, such as acquisitions, dispositions, spin-offs, joint ventures, strategic investments or changes in business strategy;
•equity issuances or buybacks by us or the perception that such issuances or buybacks may occur or adverse reaction market reaction to any indebtedness we incur;
•increases in market interest rates;
•decreases in our distributions to shareholders;
•changes in real estate valuations or market valuations of similar companies;
•additions or departures of key management personnel;
•publication of research reports about us or our industry by securities analysts, or negative speculation in the press or investment community;
•the passage of legislation or other regulatory developments that adversely affect us, our tax status, or our industry;
•changes in accounting principles;
•our failure to satisfy the listing requirements of the NYSE;
•our failure to comply with the requirements of the Sarbanes‑Oxley Act;
•our failure to qualify as a REIT; and
•general market conditions, including factors unrelated to our performance.
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
Although we expect to pay regular cash dividends, the timing, declaration, amount and payment of dividends to shareholders falls within the discretion of the Board of Trustees. As a result of COVID-19 and the uncertainties it generated, our Board of Trustees temporarily suspended quarterly dividend distributions for the second and third quarters of 2020. The Board of Trustees’ decisions regarding the payment of dividends depends on factors such as our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other considerations that it deems relevant. Our ability to pay dividends depends on our ongoing ability to generate cash from operations and access to the capital markets. We cannot guarantee that we will pay dividends in the future.

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

ITEM 2. PROPERTIES

As of December 31, 2020, our portfolio is comprised of 72 shopping centers, five malls and two industrial parks totaling approximately 16.3 million sf. We own our four malls, two industrial parks and 55 shopping centers 100% in fee simple. We own a 95% interest in Walnut Creek (Mt. Diablo), an 82.5% interest in Sunrise Mall in Massapequa, NY and lease 16 of our shopping center properties under ground and/or building leases. As of December 31, 2020, we had $1.6 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2020.

Property	Total Square Feet (1)	Percent Leased(1)	Weighted Average Annual Rent per sq ft (2)	Major Tenants

SHOPPING CENTERS AND MALLS:
California:
Vallejo (leased through 2043)(3)	45,000	100.0%	$12.00	Best Buy
Walnut Creek (Olympic)	31,000	100.0%	70.00	Anthropologie
Walnut Creek (Mt. Diablo)(4)	7,000	—%	—

Connecticut:
Newington	189,000	90.0%	9.75	Walmart, Staples

Maryland:
Towson (Goucher Commons)	155,000	92.5%	24.36	Staples, HomeGoods, Five Below, Ulta, Kirkland's, Sprouts, DSW
Rockville	94,000	98.0%	27.34	Regal Entertainment Group
Wheaton (leased through 2060)(3)	66,000	100.0%	16.70	Best Buy

Massachusetts:
Cambridge (leased through 2033)(3)	48,000	62.1%	28.58	PetSmart
Revere (Wonderland Marketplace)	140,000	99.2%	13.15	Big Lots, Planet Fitness, Marshalls, Get Air

Missouri:
Manchester	131,000	100.0%	11.26	Academy Sports, Bob's Discount Furniture, Pan-Asia Market

New Hampshire:
Salem (leased through 2102)(3)	39,000	100.0%	10.00	Fun City (lease not commenced)

New Jersey:
Bergen Town Center - East, Paramus	253,000	93.8%	21.13	Lowe's, REI, Best Buy
Bergen Town Center - West, Paramus	1,059,000	79.3%	35.37	Target, Whole Foods Market, Burlington, Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, H&M, Bloomingdale's Outlet, Nike Factory Store, Old Navy
Brick (Brick Commons)	278,000	93.8%	19.15	Kohl's, ShopRite, Marshalls, Old Navy
Carlstadt (leased through 2050)(3)	78,000	100.0%	24.39	Stop & Shop
Cherry Hill (Plaza at Cherry Hill)	422,000	73.0%	14.50	LA Fitness, Aldi, Raymour & Flanigan, Restoration Hardware, Total Wine, Guitar Center, Sam Ash Music
East Brunswick (Brunswick Commons)	427,000	100.0%	14.52	Lowe's, Kohl's, Dick's Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness
East Hanover (200 - 240 Route 10 West)	343,000	95.3%	21.95	The Home Depot, Dick's Sporting Goods, Saks Off Fifth, Marshalls, Paper Store
East Hanover (280 Route 10 West)	28,000	100.0%	34.71	REI
East Rutherford	197,000	98.3%	12.75	Lowe's

Garfield (Garfield Commons)	298,000	100.0%	15.45	Walmart, Burlington, Marshalls, PetSmart, Ulta
Hackensack	275,000	99.4%	23.91	The Home Depot, Staples, Petco, 99 Ranch
Hazlet	95,000	100.0%	3.70	Stop & Shop (5)
Jersey City (Hudson Mall)	382,000	78.1%	16.77	Marshalls, Big Lots, Retro Fitness, Staples, Old Navy
Jersey City (Hudson Commons)	236,000	100.0%	13.81	Lowe's, P.C. Richard & Son
Kearny (Kearny Commons)	114,000	100.0%	21.99	LA Fitness, Marshalls, Ulta
Lodi (Washington Street)(6)	85,000	94.7%	20.17	Blink Fitness, Aldi, Dollar Tree
Manalapan	208,000	87.7%	20.44	Best Buy, Bed Bath & Beyond, Raymour & Flanigan, PetSmart, Avalon Flooring
Marlton (Marlton Commons)	218,000	100.0%	16.17	Kohl's, ShopRite, PetSmart
Middletown (Town Brook Commons)	231,000	96.4%	13.85	Kohl's, Stop & Shop
Millburn	104,000	98.8%	27.25	Trader Joe's, CVS, PetSmart
Montclair	18,000	100.0%	32.00	Whole Foods Market
Morris Plains (Briarcliff Commons)	179,000	94.9%	22.75	Kohl's, Uncle Giuseppe's (lease not commenced)
North Bergen (Kennedy Commons)	62,000	100.0%	14.45	Food Bazaar
North Bergen (Tonnelle Commons)	413,000	94.4%	21.46	Walmart, BJ's Wholesale Club, PetSmart
North Plainfield (West End Commons)	241,000	99.1%	11.45	Costco, The Tile Shop, La-Z-Boy, Petco, Da Vita Dialysis
Paramus (leased through 2033)(3)	63,000	100.0%	44.56	24 Hour Fitness
Rockaway (Rockaway River Commons)	189,000	91.5%	14.41	ShopRite, T.J. Maxx
South Plainfield (Stelton Commons) (leased through 2039)(3)	56,000	96.3%	21.45	Staples, Party City
Totowa	271,000	100.0%	18.30	The Home Depot, Bed Bath & Beyond, buybuy Baby, Marshalls, Staples
Turnersville	98,000	100.0%	10.06	At Home, Verizon Wireless
Union (2445 Springfield Ave)	232,000	100.0%	17.85	The Home Depot
Union (West Branch Commons)	278,000	95.0%	16.45	Lowe's, Burlington, Office Depot
Watchung (Greenbrook Commons)	170,000	96.6%	18.15	BJ's Wholesale Club
Westfield (One Lincoln Plaza)	22,000	85.8%	32.39	Five Guys, PNC Bank
Woodbridge (Woodbridge Commons)	225,000	94.7%	13.24	Walmart, Charisma Furniture
Woodbridge (Plaza at Woodbridge)	335,000	90.1%	18.04	Best Buy, Raymour & Flanigan, Lincoln Tech, Retro Fitness, Bed Bath & Beyond and buybuy Baby (lease commenced 1/2021)

New York:
Bronx (Gun Hill Commons)	81,000	90.9%	36.48	Planet Fitness, Aldi
Bronx (Bruckner Commons)	375,000	82.0%	27.18	Kmart, ShopRite, Burlington
Bronx (Shops at Bruckner)	114,000	66.6%	39.19	Marshalls, Old Navy
Brooklyn (Kingswood Center)	129,000	84.3%	35.67	T.J. Maxx, Visiting Nurse Service of NY
Brooklyn (Kingswood Crossing)	110,000	67.9%	41.72	Target, Marshalls, Maimonides Medical (lease not commenced)
Buffalo (Amherst Commons)	311,000	98.1%	10.94	BJ's Wholesale Club, T.J. Maxx, Burlington, HomeGoods, LA Fitness
Commack (leased through January 2021)(3)	47,000	100.0%	20.69	PetSmart, Ace Hardware
Dewitt (Marshall Plaza) (leased through 2041)(3)	46,000	100.0%	22.38	Best Buy
Freeport (Meadowbrook Commons) (leased through 2040)(3)	44,000	100.0%	22.31	Bob's Discount Furniture
Freeport (Freeport Commons)	173,000	100.0%	22.23	The Home Depot, Staples
Huntington (Huntington Commons)	204,000	71.1%	18.82	Marshalls, ShopRite (lease not commenced), Old Navy, Petco
Inwood (Burnside Commons)	100,000	96.5%	19.46	Stop & Shop
Massapequa, NY (Sunrise Mall) (leased through 2069)(3)(4)	1,211,000	65.7%	8.77	Macy's, Sears, Dick's Sporting Goods, Dave & Buster's, Raymour & Flanigan
Mt. Kisco (Mt. Kisco Commons)	189,000	96.9%	16.97	Target, Stop & Shop
New Hyde Park (leased through 2029)(3)	101,000	100.0%	21.93	Stop & Shop
Queens (Cross Bay Commons)	46,000	80.5%	42.70	Northwell Health
Rochester (Henrietta) (leased through 2056)(3)	165,000	100.0%	4.64	Kohl's
Staten Island (Forest Commons)	165,000	96.3%	24.87	Western Beef, Planet Fitness, Mavis Discount Tire, NYC Public School

Yonkers Gateway Center	448,000	93.1%	16.18	Burlington, Marshalls, Homesense, Best Buy, DSW, PetSmart, Alamo Drafthouse Cinema

Pennsylvania:
Bensalem (Marten Commons)	185,000	96.6%	14.25	Kohl's, Ross Dress for Less, Staples, Petco
Broomall	169,000	64.7%	16.34	National retailer (lease not commenced), Planet Fitness, PetSmart
Glenolden (MacDade Commons)	102,000	100.0%	12.86	Walmart
Lancaster (Lincoln Plaza)	228,000	100.0%	5.12	Lowe's, Community Aid, Mattress Firm
Springfield (leased through 2025)(3)	41,000	100.0%	22.99	PetSmart
Wilkes-Barre (461 - 499 Mundy Street)	179,000	68.4%	12.79	Bob's Discount Furniture, Ross Dress for Less, Marshalls, Petco
Wyomissing (leased through 2065)(3)	76,000	100.0%	14.70	LA Fitness, PetSmart

South Carolina:
Charleston (leased through 2063)(3)	45,000	100.0%	15.10	Best Buy

Virginia:
Norfolk (leased through 2069)(3)	114,000	100.0%	7.79	BJ's Wholesale Club

Puerto Rico:
Las Catalinas	356,000	51.7%	46.86	Forever 21, Old Navy
Montehiedra	539,000	93.9%	18.27	Kmart, The Home Depot, Marshalls, Caribbean Cinemas, Tiendas Capri, Old Navy
Total Shopping Centers and Malls	15,221,000	88.7%	$18.97

INDUSTRIAL:
East Hanover Warehouses	943,000	100.0%	5.85	J & J Tri-State Delivery, Foremost Groups, PCS Wireless, Fidelity Paper & Supply, Meyer Distributing, Consolidated Simon Distributors, Givaudan Flavors, Reliable Tire, LineMart
Lodi (Route 17 North)	127,000	100.0%	9.95	AAA Wholesale Group (lease not commenced)
Total Industrial	1,070,000	100.0%	$6.34

Total Urban Edge Properties	16,291,000	89.4%	$18.04
(1) Percent leased is expressed as the percentage of gross leasable area subject to a lease. The Company excludes 132,000 sf of self-storage from the table above.
(2) Weighted average annual base rent per square foot is the current base rent on an annualized basis. It includes executed leases for which rent has not commenced and excludes tenant expense reimbursements, free rent periods, concessions and storage rent. Excluding ground leases where the Company is the lessor, the weighted average annual rent per square foot for our retail portfolio is $20.65 per square foot.
(3) The Company is a lessee under a ground or building lease. Ground and building lease terms include exercised options and options that may be exercised in future periods. For building leases, the total square feet disclosed for the building will revert to the lessor upon lease expiration. At Salem, the ground lease is for a portion of the parking area only. At Massapequa, the ground lease pertains to the land occupied by Sears and Macy's.
(4) We own 95% of Walnut Creek (Mt. Diablo) and 82.5% of Sunrise Mall with the remaining portions in each case owned by joint venture partners.
(5) The tenant never commenced operations at this location but continues to pay rent.
(6) On January 8, 2021, the Company sold a 42,000 sf portion of this property, occupied by Blink Fitness and Aldi.

As of December 31, 2020, we had approximately 1,100 leases. Tenant leases under 10,000 square feet generally have lease terms of five years or less. Tenant leases comprising 10,000 square feet or more generally have lease terms of 10 to 25 years, and are considered anchor leases with one or more renewal options available upon expiration of the initial lease term. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for 1% of our total revenues for the year ended December 31, 2020.

Occupancy

The following table sets forth the consolidated retail portfolio occupancy rate (excluding industrial and self-storage space), square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2020	2019	2018	2017	2016
Total square feet	15,221,000	14,277,000	15,407,000	15,743,000	13,831,000
Occupancy rate	88.7%	92.4%	92.6%	96.0%	97.2%
Average annual base rent per sf	$18.97	$19.22	$17.90	$17.38	$17.07

The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our industrial properties as of December 31 for the last five years:

	December 31,
	2020	2019	2018	2017	2016
Total square feet	1,070,000	943,000	942,000	942,000	942,000
Occupancy rate	100.0%	100.0%	100.0%	100.0%	91.7%
Average annual base rent per sf	$6.34	$5.70	$5.34	$5.15	$4.77

Major Tenants

The following table sets forth information for our ten largest tenants by total revenues for the year ended December 31, 2020:

Tenant	Number of Stores	Square Feet	% of Total Square Feet	2020 Revenues(1) (in thousands)	% of Total Revenues
The Home Depot, Inc.	6	809,000	5.0%	$20,664	6.3%
The TJX Companies, Inc.(2)	22	715,000	4.4%	17,569	5.3%
Lowe's Companies, Inc.	6	976,000	6.0%	13,609	4.1%
Walmart Inc.	5	708,000	4.4%	12,809	3.9%
Burlington Stores, Inc.	7	416,000	2.6%	11,151	3.4%
Ahold Delhaize (Stop & Shop)	6	424,000	2.6%	10,602	3.2%
Best Buy Co., Inc.	8	359,000	2.2%	9,860	3.0%
Kohl's Corporation	7	633,000	3.9%	9,693	2.9%
PetSmart, Inc.	11	257,000	1.6%	8,622	2.6%
BJ's Wholesale Club	4	454,000	2.8%	8,479	2.6%
(1) Based on contractual revenues as determined by the tenants’ operating lease agreements.
(2) Includes Marshalls (14), T.J. Maxx (4), HomeGoods (3) and Homesense (1).

Lease Expirations

The following table sets forth the anticipated expirations of tenant leases in our consolidated retail portfolio for each year from 2021 through 2031 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	38	114,000	0.7%	$3,735,780	$32.77
2021	106	603,000	4.0%	14,230,800	23.60
2022	101	1,044,000	6.9%	18,739,800	17.95
2023	97	1,558,000	10.2%	31,082,100	19.95
2024	102	1,469,000	9.7%	30,437,680	20.72
2025	79	1,432,000	9.4%	22,840,400	15.95
2026	80	765,000	5.0%	17,250,750	22.55
2027	51	543,000	3.6%	10,691,670	19.69
2028	41	506,000	3.3%	13,591,160	26.86
2029	66	1,617,000	10.6%	33,601,260	20.78
2030	38	1,012,000	6.6%	16,121,160	15.93
2031	18	663,000	4.4%	10,448,880	15.76
Thereafter	43	2,174,000	14.3%	29,783,800	13.70
Subtotal/Average	860	13,500,000	88.7%	$254,340,000	$18.84
Vacant	277	1,721,000	11.3%	N/A	N/A
Total(1)	1,137	15,221,000	100.0%	$254,340,000	N/A
(1) Total lease count excludes industrial tenant leases, temporary tenant leases and cart and kiosk leases.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Urban Edge Properties

Market Information and Dividends

Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of January 29, 2021, there were approximately 1,353 holders of record of our common shares.

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

Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for the first quarter of 2020, the same quarterly rate as in 2019. As a result of COVID-19 and the uncertainties it generated, the Company temporarily suspended quarterly dividend distributions for the second and third quarters of 2020 and declared a special cash dividend of $0.46 per common share and OP unit in December 2020, which resulted in a total annual dividend per common share and OP unit of $0.68 for 2020. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. However, the TCJA provides a deduction of up to 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2020 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

We have determined the dividends paid on our common shares during 2020 and 2019 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2020	$0.68	$0.68	$—	$—
2019	0.88	0.73	0.15	—

Total Shareholder Return Performance

The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, SNL U.S. REIT Equity Index and the SNL REIT Retail Shopping Center Index as provided by SNL Financial LC, for the five fiscal years commencing December 31, 2015 and ending December 31, 2020, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Historical stock performance is not necessarily indicative of future results.

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

COMPARISON OF CUMULATIVE TOTAL RETURN(1)

$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
UE
SNL U.S. REIT Equity
SNL US REIT Retail Shopping Center
Russell 2000
S&P 500

(1) $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

	Cumulative(1) Total Return %	Total Return $ as of
Stock/Index		12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
UE	(32.3)	100	120.9	116.0	78.9	95.4	67.7
S&P 500	103.0	100	112.0	136.4	130.4	171.5	203.0
Russell 2000	86.4	100	121.3	139.1	123.8	155.4	186.4
SNL U.S. REIT Equity	37.1	100	108.9	118.0	112.5	144.5	137.1
SNL U.S. REIT Retail Shopping Center	(29.0)	100	103.5	92.0	77.2	98.1	71.0
(1) Cumulative total return is for the five fiscal years commencing December 31, 2015 and ending December 31, 2020.

Operating Partnership

Market Information and Distributions

There is no established public market for our general and common limited partnership interests in the operating partnership (“OP Units”). As of January 29, 2021, there were 117,019,013 general partnership units outstanding and 4,729,010 common limited partnership units outstanding, held by approximately 1,353 and 34 holders of record, respectively.

Under the limited partnership agreement of UELP, unitholders may present their common units for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. During the year ended December 31, 2020, 1,355,836 units were redeemed for common shares and no units were redeemed for cash.

Recent Sales of Unregistered Shares

During the three months ended December 31, 2020, the Company issued an aggregate of 300,000 common shares in exchange for 300,000 common limited partnership units held by certain limited partners of the Operating Partnership. All common shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

Each time the Company issues common shares (other than in exchange for common limited partnership units when such units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended, December 31, 2020, in connection with issuances of common shares by the Company pursuant to the Urban Edge Properties 2015 Employee Share Purchase Plan, the Operating Partnership issued an aggregate of 16,322 common limited partnership units to the Company in exchange for approximately $0.2 million, the aggregate proceeds of such common share issuances to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During 2020, 2,927 restricted common shares were forfeited by former employees in connection with their departure from the Company. We did not repurchase any of our equity securities during the three months ended December 31, 2020. Our employees will at times surrender common shares owned by them to satisfy statutory minimum federal, state and local tax obligations associated with the vesting of their restricted common shares. During the three months ended December 31, 2020, no restricted common shares were surrendered.

In March 2020, our Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. During the year ended December 31, 2020, we repurchased 5,873,923 shares at a weighted average share price of $9.22 amounting to $54.1 million. During the three months ended December 31, 2020, no shares were repurchased.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included Part II, Item 8 of this Annual Report on Form 10-K.
This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and provides a year-to-year comparison between 2020 and 2019. A discussion of 2018 items and year-to-year comparisons between 2019 and 2018 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Executive Overview
Our Company
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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2020, Urban Edge owned approximately 96.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary that consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of December 31, 2020, our portfolio was comprised of 72 shopping centers, five malls and two industrial parks totaling approximately 16.3 million square feet.

COVID-19 Pandemic
On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). On March 11, 2020, the WHO characterized the COVID-19 outbreak as a global pandemic. Early in the pandemic, the tri-state area of Connecticut, New York and New Jersey, enforced preventive measures including mandatory business closures for non-essential businesses and quarantines or “shelter-in-place” requirements. Given our geographic concentration in the Northeast, many of our tenants have faced and continue to face adverse financial consequences from reduced business operations and social distancing requirements as a result of the COVID-19 pandemic.
The Company’s results for 2020 were negatively impacted by tenant fallout from COVID-driven bankruptcies, uncollected or disputed rents from impacted tenants, and from abatements granted to tenants facing financial hardships due to the pandemic. For the year ended December 31, 2020, the Company reported:
•a decline in same-property net operating income (“NOI”)(1) of 14.2% compared to the year ended December 31, 2019, which was negatively impacted by $30.8 million of rental revenue deemed uncollectible and uncollected balances from cash basis tenants; and
•a decline of same-property portfolio occupancy(2) to 91.8% from 92.9% as of December 31, 2019, which includes the negative impact of 110 basis points resulting from the bankruptcy of Century 21 at Bergen Town Center.
As of December 31, 2020, substantially all of our tenants are now open for business at a reduced capacity. As of February 12, 2021, we have executed or approved approximately 112 rent deferrals with an aggregate deferral amount of $8.2 million, many of which have resulted in value creation from eliminating use restrictions and co-tenancy clauses, reducing no-build areas and increasing lease term. The Company may enter into additional agreements providing rent relief but expects the vast majority of any such agreements will relate to uncollected 2020 rent as most tenants have resumed paying rent on schedule. The Company collected approximately 91% of billed rents and recoveries for the fourth quarter, 87% for the third quarter and 79% for the second quarter as of February 12, 2021.

The Company’s response to COVID-19
The Company has been proactive in its approach to the pandemic with a focus on supporting our employees, tenants and the communities in which we operate, maintaining the strength of our operations and balance sheet and growing our business despite the challenging environment. Key initiatives that the Company has pursued and continues to support include:
Initiatives to support our tenants and communities
•Assembled a cross-functional tenant support team to conduct individual tenant outreach to understand each tenant’s financial and operational position, and disseminate information to our local and regional operators on federal and state assistance programs.
•Collaborated with tenants regarding safety guidelines, social distancing, protective equipment and sanitizing solutions so they could continually operate their businesses in accordance with local regulations.
•Developed a dedicated COVID-19 page on our website to provide resources to our tenant community.
•Mobilized a task force to work closely with local municipal leaders to address the immediate needs of those living in the neighborhoods served by our properties. These efforts included donation of personal protective equipment and meals to low-income communities, an orphanage in Puerto Rico, hospitals and food pantries.
•Raised funds from employees and the community in support of a number of hospitals, local food organizations and other entities, such as the Hackensack Hospital COVID-19 Relief Fund, the RAP4Bronx initiative, and the Hogar Cuna San Cristobal Orphanage.

Initiatives to bolster our operations and grow our business
•Executed five new large anchor (>30,000 sf) leases, including three grocers, totaling approximately 330,000 sf which will generate approximately $7 million in gross rents;
•Assisted tenants by creating short term cash flow solutions while creatively enhancing the long-term viability and optionality of our portfolio;
•Reduced operating costs appropriately in response to a decrease in foot traffic to minimize tenant maintenance charges;
•Reevaluated the timing and amount of our redevelopment capital spend in response to COVID-19 while progressing those projects with appropriate risk-return profiles; and
•Implemented a curbside pick-up program at certain properties facilitating touchless transactions, designated dedicated parking spots for curbside merchandise pickup for use by all tenants and their customers.

Initiatives to enhance our liquidity and reinforce the strength of our balance sheet
•Amended our $600 million revolving credit facility on June 3, 2020, which among other things, modified certain definitions and the measurement period for certain financial covenants.
•Borrowed $250 million under our $600 million revolving credit facility in March 2020 as a precautionary measure to increase the Company's cash position and facilitate financial flexibility in light of the various uncertainties resulting from COVID-19. This balance was fully repaid in November 2020 and $600 million remains available as of December 31, 2020.
•Refinanced our $119 million commercial mortgage-backed securities (“CMBS”) mortgage on The Outlets at Montehiedra with a new $82 million 10-year fixed rate mortgage. Lowered the interest rate on the $83 million senior note from 5.33% to 5.00%. The previous $30 million junior note including accrued interest of $5 million was forgiven.
•Modified our $129 million mortgage loan bearing interest at 4.43% on Las Catalinas Mall in Puerto Rico to include a discounted payoff option to repay the loan at a value of $72.5 million, a $56.5 million reduction to the balance at closing, beginning in August 2023 through the extended maturity date of February 2026 and converted the mortgage from an amortizing 4.43% loan to interest-only payments at a reduced interest pay rate until returning to 4.43% in 2024 and thereafter.
•Suspended our quarterly dividend for the second and third quarters of 2020 and declared a special cash dividend of $0.46 per common share in December 2020. The special dividend was based on the Company’s 2020 expected taxable income which includes the tax impacts associated with the Las Catalinas Mall debt modification and the debt forgiveness and refinancing of the mortgage loan on The Outlets at Montehiedra.
•Launched a share repurchase program and repurchased 5.9 million shares of our stock at a weighted average share price of $9.22 amounting to $54.1 million.
•Utilized certain tax provisions under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and the Consolidated Appropriations Act, 2021, legislation to reduce taxable income and other tax obligations.
•Ended the year with cash and cash equivalents, including restricted cash, of $419.3 million and debt, net of cash, to total market capitalization of 37%.

Initiatives to protect and support our employees
•Instituted a work from home policy shortly after the outbreak of the pandemic that allowed employees to work remotely while staying connected with their colleagues.
•Adopted numerous safety protocols and practices consistent with federal, state and local guidelines at both our corporate offices and shopping centers.
•Offered additional medical and mental health resources tailored to the circumstances of the pandemic.
•Mobilized the equipment and technology necessary to ensure no disruption to our internal processes, service to our tenants or execution of our operations in a remote working environment.
•Monitored and incorporated the recommendations of health authorities and mandates of federal, state and local governments to safeguard the protection, safety, health and well-being of our employees, tenants and stakeholders.

2020 Highlights
Set forth below are highlights of our development and redevelopment projects, property acquisitions and dispositions and leasing activities:
•Acquired Sunrise Mall in Massapequa, NY for $29.7 million on December 31, 2020, a 1.2 million sf mall with significant redevelopment opportunity given its scale and in-place zoning that provides for industrial and other uses. In addition, we acquired three other assets, at an aggregate purchase price of $165.5 million and 243,000 sf, comprising two assets located in the Midwood neighborhood of Brooklyn, NY and one asset adjacent to our existing property, Bergen Town Center;
•Completed the sale of three properties and received proceeds of $58.1 million, net of selling costs, resulting in a $39.8 million net gain on sale of real estate.
•Completed one development project with total estimated gross costs of $3.9 million at Garfield Commons in Garfield, NJ, where 18,000 sf of shops were added;
•Identified approximately 10 additional development and redevelopment projects expected to be completed over the next several years;
•Signed 26 new leases totaling 430,752 square feet, including 16 new leases on a same-space(3) basis totaling 249,812 square feet at an average rental rate of $20.69 per square foot on a GAAP basis and $19.49 per square foot on a cash basis, and resulting in average rent spreads of 30.9% on a GAAP basis and 17.5% on a cash basis; and
•Renewed or extended 67 leases totaling 909,968 square feet, all on a same-space basis, at an average rental rate of $20.06 per square foot on a GAAP basis and $19.67 per square foot on a cash basis and, generating average rent spreads of 8.8% on a GAAP basis and 1.9% on a cash basis.

2021 Outlook
We expect to grow earnings, funds from operations, and cash flows by:
•leasing vacant spaces, proactively extending leases, processing the exercise of tenant options and, when possible, replacing underperforming tenants with operators that can pay higher rents and positively impact our properties;
•expediting the delivery of space to tenants and the collection of rents from executed leases that have not yet commenced;
•restoring rent collections to achieve collection rates similar to those prior to the pandemic;
•generating additional income from our existing assets by redeveloping underutilized existing space, developing new space and pad sites, repositioning anchors, and incorporating non-retail uses such as industrial, self-storage, office and other uses; and
•acquiring assets that meet our investment criteria.
There can be no assurance that we will be able to execute on our growth strategy, especially given the economic uncertainty caused by the COVID-19 pandemic. See Forward-Looking Statements in this Annual Report on Form 10-K.

(1)Refer to page 35 for a reconciliation to the nearest GAAP measure.
(2)Information provided on a same-property basis excludes properties under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared and totals 71 properties for the years ended December 31, 2020 and December 31, 2019.

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events and changes include macroeconomic conditions, including those caused by global pandemics, like the recent coronavirus pandemic (“COVID-19” or the “COVID-19 pandemic”), which resulted in property operational disruption. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The carrying value of a property may also be individually reassessed in the event a casualty occurs at that property. Casualty events may include property damage from a natural disaster or fire. When such an event occurs, management estimates the net book value of assets damaged over the property’s total gross leasable area and adjusts the property’s carrying value to reflect the damages. Estimates are subjective and may change if additional damage is later assessed or if future cash flows are revised.

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•Rental revenue for fiscal periods prior to January 1, 2019: Rental revenue comprises revenue from property rentals and tenant expense reimbursements, as designated within tenant operating leases in accordance with ASC 840 Leases.
◦Property Rentals: We generate revenue from minimum lease payments from tenant operating leases. These rents are recognized over the noncancelable terms of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases in accordance with ASC 840. We satisfy our performance obligations over time, under the noncancelable lease term, commencing when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a lease incentive to tenants, we recognize the incentive as a reduction of rental revenue on a straight-line basis over the remaining term of the lease. The underlying leased asset remains on our consolidated balance sheet and continues to depreciate. In addition to minimum lease payments, certain rental income derived from our tenant leases is contingent and dependent on percentage rent. Percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts.
◦Tenant expense reimbursements: In accordance with ASC 840, revenue arises from tenant leases, which provide for the recovery of all or a portion of the operating expenses, real estate taxes and capital improvements of the respective property. This revenue is accrued in the period the expenses are incurred.
•Rental revenue for fiscal periods beginning on or after January 1, 2019: Rental revenue comprises revenue from fixed and variable lease payments, as designated within tenant operating leases in accordance with ASC 842 Leases, as described further in our Leases accounting policy in Note 3 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
◦Rental revenue deemed uncollectible: We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842.
•Management and development fees: We generate management and development fee income from contractual property management agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606 Revenue from Contracts with Customers.
•Other Income: Other income is generated in connection with certain services provided to tenants for which we earn a fee. This revenue is recognized as the services are transferred in accordance with ASC 606.

Recent Accounting Pronouncements
On January 11, 2021, the SEC issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. This rule, which became effective on February 10, 2021, adopts amendments to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the amendments eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information, and amend Management’s Discussion & Analysis of Financial Condition and Results of Operations (‘‘MD&A’’). We early adopted the amendments to two items resulting in the elimination of Item 301, Selected Financial Data, and the omission of Item 302(a), Supplementary Financial Information. The amendments to Item 303(a)(b) MD&A will be adopted in our Form 10-K for the year ending December 31, 2021.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. The current COVID-19 pandemic has increased volatility and uncertainty and has created significant economic disruption in many markets. The duration of measures taken to contain the pandemic, including mandatory business shut-downs, reduced business operations and social distancing is unknown as is the long-term consequence of such measures on consumer behavior. Specifically, the revenue and sales volume for our tenants identified as nonessential may decline significantly as demand for their services and products changes in the near term and potentially longer term. We are actively managing our business to respond to the ongoing economic and social impact and uncertainty relating to the COVID-19 pandemic; however, our future near term and potentially longer term results of operations may be significantly adversely affected. See “Pandemic-Related Contingencies” under Liquidity and Capital Resources and “Item 1A. Risk Factors” for more information.
The following provides an overview of our key non-GAAP measures based on our consolidated results of operations (refer to NOI, same-property NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Year Ended December 31,
(Amounts in thousands)	2020	2019
Net income	$97,750	$116,197
FFO applicable to diluted common shareholders(1)	156,326	167,123
NOI(2)	200,383	234,288
Same-property NOI(2)	186,059	216,836
(1) Refer to page 36 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 35 for a reconciliation to the nearest GAAP measure.

Comparison of the Year Ended December 31, 2020 to December 31, 2019
Net income for the year ended December 31, 2020 was $97.8 million, compared to net income of $116.2 million for the year ended December 31, 2019. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2020 as compared to the same period of 2019:

	For the year Ended December 31,
(Amounts in thousands)	2020	2019	$ Change
Total revenue	$330,095	$387,649	$(57,554)
Property operating expenses	56,126	64,062	(7,936)
General and administrative	48,682	38,220	10,462
Casualty and impairment loss, net	3,055	12,738	(9,683)
Gain on sale of real estate	39,775	68,632	(28,857)
Interest income	2,599	9,774	(7,175)
Interest and debt expense	71,015	66,639	4,376
Gain on extinguishment of debt	34,908	—	34,908
Income tax (benefit) expense	(38,996)	1,287	(40,283)
Total revenue decreased by $57.6 million to $330.1 million in the year ended December 31, 2020 from $387.6 million in the year ended December 31, 2019. The decrease is primarily attributable to:
•$26.5 million increase in rental revenue deemed uncollectible;
•$12.0 million increase in write-offs of receivables arising from the straight-lining of rents in connection to leases with rental revenue being recognized on a cash basis;
•$5.7 million decrease in write-offs of below-market lease intangible liabilities related to recaptured leases;
•$5.7 million decrease in tenant reimbursement income due to lower common area maintenance expenses;
•$3.8 million net decrease in property rentals due to lease terminations and modifications, partially offset by rent commencements and contractual rent increases;
•$2.9 million decrease as a result of property dispositions net of acquisitions; and
•$1.0 million decrease in management and development fee income and tenant bankruptcy settlement income.
Property operating expenses decreased by $7.9 million to $56.1 million in the year ended December 31, 2020 from $64.1 million in the year ended December 31, 2019. The decrease is primarily attributable to:
•$5.9 million decrease in common area maintenance expenses primarily related to reduced operating costs due to temporary tenant closures in connection with COVID-19;
•$1.1 million net decrease in accrued environmental remediation and compliance expenses; and
•$0.9 million decrease as a result of property dispositions net of acquisitions.
General and administrative expenses increased by $10.5 million to $48.7 million in the year ended December 31, 2020 from $38.2 million in the year ended December 31, 2019. The increase is primarily attributable to:
•$6.8 million net increase in executive transition costs including accelerated amortization of unvested equity awards; and
•$5.0 million net increase in transaction, severance and other expenses, partially offset by
•$1.3 million net decrease in share-based compensation expense due to vesting of prior period awards.
We recognized a casualty and impairment loss, net of $3.1 million, in the year ended December 31, 2020 attributable to a real estate impairment charge recognized against the carrying value of one property.
We recognized a casualty and impairment loss, net of $12.7 million, in the year ended December 31, 2019 attributable to:
•$26.3 million of real estate impairment charges recognized against the carrying values of four properties, partially offset by
•$13.6 million from insurance settlements for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA.
We recognized a gain on sale of real estate of $39.8 million in the year ended December 31, 2020 due to the sale of three operating properties. We recognized a gain on sale of real estate of $68.6 million in the year ended December 31, 2019 due to the sale of eight operating properties.

Interest income decreased by $7.2 million to $2.6 million in the year ended December 31, 2020 from $9.8 million in the year ended December 31, 2019. The decrease is primarily attributable to a decrease in interest rates.
Interest and debt expense increased by $4.4 million to $71.0 million in the year ended December 31, 2020 from $66.6 million in the year ended December 31, 2019. The increase is primarily attributable to:
•$2.5 million incremental interest in connection with the temporary default of our mortgage at Las Catalinas Mall in Puerto Rico from April 2020 until the loan was modified in December 2020;
•$2.4 million of interest resulting from the $250 million draw on the Company’s revolving credit agreement in March 2020, with the borrowings fully repaid in November 2020;
•$2.3 million of interest due to the assumption of mortgage debt in connection with the acquisition of Kingswood Center in Brooklyn, NY in February 2020; and
•$0.7 million decrease in interest capitalized due to the completion of development projects and lower capital spending during the year, partially offset by
•$2.8 million decrease in interest on variable-rate debt due to lower interest rates; and
•$0.7 million decrease as a result of the refinancing of the mortgage secured by The Outlets at Montehiedra in June 2020.
We recognized a gain on extinguishment of debt of $34.9 million in the year ended December 31, 2020 as a result of the refinancing of the mortgage secured by The Outlets at Montehiedra, consisting of the forgiveness of the $30 million junior loan plus accrued interest of $5.4 million, offset by the write-off of $0.4 million of unamortized deferred financing fees and $0.1 million of transaction costs.
Income tax expense decreased by $40.3 million due to an income tax benefit of $39.0 million recognized in the year ended December 31, 2020 compared to $1.3 million of expense in the year ended December 31, 2019. The decrease is primarily attributable to the tax impact of the mortgage refinancing and legal entity restructuring transactions related to our malls in Puerto Rico, partially offset by state and local income tax expense resulting from tax strategies implemented to limit the impact from the cancellation of debt at the Outlets at Montehiedra on the Company’s U.S. federal taxable income and the tax impact of the insurance settlement received in 2019 related to Hurricane Maria.

Comparison of the Year Ended December 31, 2019 to December 31, 2018
Net income for the year ended December 31, 2019 was $116.2 million, compared to net income of $117.0 million for the year ended December 31, 2018. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2019 due to changes in accounting policies as compared to the same period of 2018:

	For the year Ended December 31,
(Amounts in thousands)	2019	2018	$ Change
Total revenue	$387,649	$414,160	$(26,511)
Property operating expenses	64,062	78,360	(14,298)
General and administrative	38,220	34,984	3,236
Lease expense	14,466	11,448	3,018
Total revenue decreased by $26.5 million to $387.6 million in the year ended December 31, 2019 from $414.2 million in the year ended December 31, 2018. The decrease is primarily attributable to:
•$15.4 million decrease in amortization of below-market lease intangible liabilities due to lower write-offs in 2019 related to recaptured leases;
•$12.3 million as a result of dispositions, net of acquisitions; and
•$1.4 million due to rental revenue deemed uncollectible recognized against rental income in 2019 in accordance with the new lease accounting standard, effective January 1, 2019, as compared to being included in property operating expenses in 2018, partially offset by
•$1.0 million increase in property rentals due to rent commencements, lease modifications and contractual rent increases;
•$1.0 million increase due to rent abatements in 2018, recognized at our two malls in Puerto Rico and at our property in Wilkes-Barre, PA as a result of natural disasters; and
•$0.6 million increase in third-party management and development fee income due to higher leasing commissions.
Property operating expenses decreased by $14.3 million to $64.1 million in the year ended December 31, 2019 from $78.4 million in the year ended December 31, 2018. The decrease is primarily attributable to:
•$15.5 million of lease termination payments to acquire the Toys “R” Us leases at Bruckner Commons in the Bronx, NY and Hudson Mall in Jersey City, NJ in 2018;
•$4.1 million due to rental revenue deemed uncollectible recognized in property operating expenses in 2018 versus rental revenue in 2019; and
•$1.5 million decrease as a result of dispositions, net of acquisitions, partially offset by
•$3.3 million increase in common area maintenance projects and repair costs for vacant spaces;
•$2.7 million of common area maintenance expenses recognized on a gross basis at tenant-maintained centers in accordance with the new lease accounting standard; and
•$0.8 million increase in accrued environmental remediation costs.
General and administrative expenses increased by $3.2 million to $38.2 million in the year ended December 31, 2019 from $35.0 million in the year ended December 31, 2018. The increase is primarily attributable to:
•$3.4 million increase in share-based compensation expense due to additional equity awards granted; and
•$1.7 million increase in professional fees for consulting, recruitment and legal services, partially offset by
•$1.0 million decrease due to the recognition of office rent within lease expense in accordance with the lease accounting standard, effective January 1, 2019; and
•$0.9 million net decrease in executive transition costs, severance and other expenses.
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

Non-GAAP Financial Measures

We use NOI internally to make investment and capital allocation decisions and to compare the unlevered performance of our properties to our peers. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from net income. The most directly comparable GAAP financial measure to NOI is net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. We calculate NOI by adjusting net income to add back depreciation and amortization expense, general and administrative expenses, casualty and real estate impairment losses, interest and debt expense, income tax expense and non-cash lease expense, and deduct management and development fee income from non-owned properties, gains on sale of real estate, interest income, non-cash rental income resulting from the straight-lining of rents and amortization of acquired below market leases net of above market leases. NOI should not be considered a substitute for net income and may not be comparable to similarly titled measures employed by others. The Company has historically defined this metric as "Cash NOI." There have been no changes to the calculation of this metric. However, the Company has decided to refer to this metric as "NOI" instead of "Cash NOI" to further clarify that, consistent with the definition of this metric, the revenue and expenses reflected in this metric include some accrued amounts and are not limited to amounts for which the Company actually received or made cash payments during the applicable period.

We calculate same-property NOI using net income as defined by GAAP reflecting only those income and expense items that are reflected in NOI (as described above) and excluding properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service, and also excluding properties acquired or sold during the periods being compared. We also exclude for the following items in calculating same-property NOI: lease termination fees, bankruptcy settlement income, and income and expenses that we do not believe are representative of ongoing operating results, if any. As such, same-property NOI assists in eliminating disparities in net income due to the development, redevelopment, acquisition or disposition of properties during the periods presented, and thus provides a more consistent performance measure for the comparison of the operating performance of the Company’s properties, which the Company believes to be useful to investors. Same-property NOI should not be considered a substitute for net income and may not be comparable to similarly titled measures employed by others. The Company has historically defined this metric as "same-property Cash NOI." There have been no changes to the calculation of this metric.

Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 71 properties for the years ended December 31, 2020 and 2019. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI decreased by $30.8 million, or (14.2)%, for the year ended December 31, 2020 as compared to the year ended December 31, 2019. Same-property NOI results for the year ended December 31, 2020 were negatively impacted by rental revenue deemed uncollectible primarily due to the COVID-19 pandemic.

The following table reconciles net income to NOI and same-property NOI for the years ended December 31, 2020 and 2019.

	For the year ended December 31,
(Amounts in thousands)	2020	2019
Net income	$97,750	$116,197
Management and development fee income from non-owned properties	(1,283)	(1,900)
Other expense	672	1,065
Depreciation and amortization	96,029	94,116
General and administrative expense	48,682	38,220
Casualty and impairment loss, net(1)	3,055	12,738
Gain on sale of real estate	(39,775)	(68,632)
Gain on sale of lease	—	(1,849)
Interest income	(2,599)	(9,774)
Interest and debt expense	71,015	66,639
Gain on extinguishment of debt	(34,908)	—
Income tax (benefit) expense	(38,996)	1,287
Non-cash (revenue) expense	741	(13,819)
NOI(2)	200,383	234,288
Adjustments:
Non-same property NOI(3)	(13,230)	(17,166)
Tenant bankruptcy settlement income and lease termination income	(1,094)	(1,643)
Environmental remediation costs	—	1,357
Same-property NOI	$186,059	$216,836
Adjustments:
NOI related to properties being redeveloped	4,059	4,593
Same-property NOI including properties in redevelopment	$190,118	$221,429
(1) The year ended December 31, 2020 reflects an impairment loss recognized at one property. The year ended December 31, 2019 reflects real estate impairment losses at four properties, offset by insurance proceeds for Hurricane Maria at our two malls in Puerto Rico and for tornado damage at our shopping center in Wilkes-Barre, PA.
(2) The Company has historically defined this metric as “Cash NOI.” There have been no changes to the calculation.
(3) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired or disposed in the period.

Funds From Operations
FFO applicable to diluted common shareholders for the year ended December 31, 2020 was $156.3 million compared to $167.1 million for the year ended December 31, 2019.

We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (‘‘Nareit’’) definition. Nareit defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable real estate and land when connected to the main business of a REIT, impairments on depreciable real estate or land related to a REIT's main business, and rental property depreciation and amortization expense. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period to period both internally and among our peers because this non-GAAP measure excludes net gains on sales of depreciable real estate, real estate impairment losses, rental property depreciation and amortization expense which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. We believe the presentation of comparable period operating results generated from FFO provides useful information to investors because the definition excludes items included in net income that do not relate to, or are not, indicative of our operating and financial performance, such as depreciation and amortization related to real estate, and items which can make periodic and peer analyses of operating and financial performance more difficult, such as gains (or losses) from sales of depreciable real estate and land when connected to the main business of a REIT and impairments on depreciable real estate or land related to a REIT's main business. FFO does not represent cash flows from operating activities in accordance with GAAP, should not be considered an alternative to net income as an indication of our performance, and is not indicative of cash flow as a measure of liquidity or our ability to make cash distributions. FFO may not be comparable to similarly titled measures employed by others.

	For the year ended December 31,
(Amounts in thousands)	2020	2019
Net income	$97,750	$116,197
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(4,160)	(6,699)
Consolidated subsidiaries	(1)	25
Net income attributable to common shareholders	93,589	109,523
Adjustments:
Rental property depreciation and amortization	95,297	93,212
Gain on sale of real estate	(39,775)	(68,632)
Real estate impairment loss	3,055	26,321
Limited partnership interests in operating partnership(1)	4,160	6,699
FFO applicable to diluted common shareholders	$156,326	$167,123
(1) Represents earnings allocated to Long-Term Incentive Plan (“LTIP”) and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented.

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for the first quarter of 2020. As a result of COVID-19 and the uncertainties it generated, the Company temporarily suspended quarterly dividend distributions for the second and third quarters of 2020 and declared a special cash dividend of $0.46 per common share in December 2020. The special dividend was based on the Company’s 2020 expected taxable income which includes the tax impacts associated with the Las Catalinas Mall debt modification and the debt forgiveness and refinancing of the mortgage loan on The Outlets at Montehiedra. The Company’s Board of Trustees will continue to monitor the Company’s financial performance and economic outlook and, for 2021, intends to reinstate the dividend at a rate based on projected taxable income for the year, which is expected to result in a quarterly dividend of $0.15 per common share, with any such future dividend is subject to approval of the Board of Trustees.
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. As discussed herein, COVID-19 had an adverse impact on our short-term cash flow as a significant number of our tenants did not pay rent that was due in the year ended December 31, 2020 and could have a significant longer term adverse impact on our cash flow and financial condition. As of February 12, 2021, the Company collected 93% of rental revenue for the fourth quarter of 2020, up from 89% and 81% for the third and second quarter of 2020, respectively. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, recurring expenditures (general & administrative expenses), expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions.
At December 31, 2020, we had cash and cash equivalents, including restricted cash, of $419.3 million and no amounts drawn on our $600 million revolving credit agreement, which matures on January 29, 2024.
The Company continues to monitor the COVID-19 pandemic and its impact on our overall liquidity position and outlook. The ultimate impact that COVID-19 may have on our operational and financial performance over the next 12 months is currently uncertain and will depend on many factors, including without limitation, its magnitude and duration and the adverse financial impact on our tenants from reduced business operations and social distancing requirements, which may impact tenants’ ability to generate sales at sufficient levels to cover operating costs such as rent. In light of the various uncertainties resulting from the COVID-19 pandemic, the Company borrowed $250 million under its existing $600 million revolving credit agreement in March 2020 as a precautionary measure to increase the Company's cash position and facilitate financial flexibility. The borrowings on the revolving credit facility were fully repaid in November 2020. Our ability to utilize amounts available under our revolving credit facility in the future will depend on our continued compliance with the applicable financial covenants and other terms of our revolving credit agreement, which may be impacted by tenant store closures and failure of tenants to pay rent. We have no debt scheduled to mature until 2022. We currently believe that cash on hand, available revolving credit and general ability to access the capital markets, should be sufficient to finance our operations and fund our debt service requirements and capital expenditures over the next 12 months.

On March 27, 2020 and December 27, 2020, the President of the United States signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and the Consolidated Appropriations Act, 2021, respectively, each containing substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The Company has not applied for or received any loans authorized under this legislation; however, the Company may avail itself of certain tax provisions within the legislation that may be used to reduce taxable income or other tax obligations.

Summary of Cash Flows
Cash and cash equivalents including restricted cash was $419.3 million at December 31, 2020, compared to $485.1 million as of December 31, 2019, a decrease of $65.9 million.
Our cash flow activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Net cash provided by operating activities	$112,822	$156,400	$137,040
Net cash used in investing activities	(98,460)	(2,521)	(64,803)
Net cash used in financing activities	(80,245)	(126,265)	(115,556)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest expense.
Net cash provided by operating activities for the year ended December 31, 2020, decreased by $43.6 million as of December 31, 2019, due to the timing and deferral of cash receipts and payments by tenants impacted by the COVID-19 pandemic, including the impact of recovery income.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities for the year ended December 31, 2020, increased by $95.9 million compared to December 31, 2019 due to a (i) $77.0 million increase in cash used for acquisitions, (ii) $62.1 million decrease in cash provided by the sale of properties, (iii) $12.7 million of insurance proceeds received for physical property damages in the year ended December 31, 2019 and (iv) $6.9 million of cash received for the sale of an operating lease in 2019, partially offset by (v) $62.8 million decrease in cash used for real estate development and capital improvements at existing properties.
Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities for the year ended December 31, 2020, decreased by $46.0 million from the year ended December 31, 2019 due to (i) $83.9 million decrease in distributions paid to partners due to the temporary suspension of dividends during 2020, (ii) $6.5 million of net proceeds from borrowings under mortgage loans, (iii) $6.0 million of cash paid to redeem units in 2019, (iv) $5.4 million of cash contributed by noncontrolling interests in 2020, partially offset by (v) $54.1 million of cash paid to repurchase common shares in 2020 (vi) $0.8 million increase in cash used to issue debt and (vii) $0.8 million increase in tax withholdings on vested restricted stock.

Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rate as of December 31, 2020.

(Amounts in thousands)	Principal balance at December 31, 2020	Weighted Average Interest Rate at December 31, 2020
Mortgages payable:
Fixed rate debt	$1,428,026	4.16%
Variable rate debt(1)	169,371	1.90%
Total mortgages payable	1,597,397	3.92%
Unamortized debt issuance costs	(9,865)
Total mortgages payable, net of unamortized debt issuance costs	$1,587,532
(1) As of December 31, 2020, $80.4 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89.0 million bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of December 31, 2020. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases, certain redevelopment projects and/or yield maintenance upon repayment prior to maturity. As of December 31, 2020, we were in compliance with all debt covenants.
On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. On July 29, 2019, we entered into a second amendment to the Agreement to extend the maturity date to January 29, 2024 with two six-month extension options. Company borrowings under the Agreement are subject to interest at LIBOR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts had been drawn under the Agreement as of December 31, 2020.
On June 3, 2020, we entered into a third amendment to the Agreement. The third amendment, among other things, modifies certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter period annualized. Under the Agreement, our financial covenants are generally measured using operating results of a trailing four-quarter period from the prior trailing four-quarter period, including the maximum leverage ratio, which measures our asset value based on net operating income, as defined in the Agreement. Net operating income is defined, in part, based on rents and other revenues received in the ordinary course of business from our properties. We currently believe that with our cash on hand, we will have sufficient resources to finance our operations and fund our debt service requirements and capital expenditures for at least the next twelve months.
In the event that LIBOR is discontinued, the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, although it could result in higher interest rates.
We have contractual obligations related to our mortgage loans described further in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. Below is a summary of our contractual obligations as of December 31, 2020:

	Commitments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual cash obligations
Long-term debt obligations(1)	$1,895,499	$67,836	$548,872	$275,208	$1,003,583
Operating lease obligations	105,428	9,363	17,084	15,099	63,882
Finance lease obligations	6,968	109	218	218	6,423
	$2,007,895	$77,308	$566,174	$290,525	$1,073,888
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2020.
Additional contractual obligations that have been excluded from this table are as follows:
•Obligations related to construction and development contracts, since amounts are not fixed or determinable. Such contracts will generally be due over the next two years;
•Obligations related to maintenance contracts, since these contracts typically can be canceled upon 30 to 60 days’ notice without penalty;
•Obligations related to employment contracts with certain executive officers, since all agreements are subject to cancellation by either the Company or the executive without cause upon notice; and
•Recorded debt premiums or discounts that are not obligations.

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
(Amounts in thousands)	2020	2019
Capital expenditures:
Development and redevelopment costs(1)	$15,468	$72,331
Capital improvements	10,704	14,252
Tenant improvements and allowances	2,350	4,718
Total capital expenditures	$28,522	$91,301
(1) Amounts for the year ended December 31, 2019 have been reclassified to conform with current period presentation.
As of December 31, 2020, we had approximately $132.4 million of active redevelopment, development and anchor repositioning projects at various stages of completion, an increase of $66.8 million from $65.6 million of projects as of December 31, 2019. We have advanced these projects and incurred $10.1 million of additional spend since December 31, 2019. We anticipate that these projects will require an additional $86.6 million to complete, which we expect to occur over the next six to eighteen months depending on any restrictions on construction activity. We expect to fund these projects using cash on hand, proceeds from dispositions, or from secured debt.
Commitments and Contingencies
Legal Matters
There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Insurance
The Company maintains numerous insurance policies including for general liability, property, pollution, acts of terrorism, trustees’ and officers’, cyber, workers’ compensation and automobile-related liabilities. However, all such policies are subject to terms, conditions, exclusions, deductibles and sub-limits, amount other limiting factors. For example, the Company’s terrorism insurance excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act.
The Company’s primary and excess insurance policies providing coverage for pollution related losses have an aggregate limit of $50 million and provide remediation and business interruption coverage for pollution incidents, which pursuant to our policies expressly include the presence and dispersal of viruses. On December 23, 2020, the Company initiated litigation in New Jersey state court, Bergen County, under these policies to recover uncollected rents and other amounts resulting from the COVID-19 virus.
Insurance premiums are typically charged directly to each of the properties but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria damaged our two properties in Puerto Rico. During the year ended December 31, 2018, the Company received $1.5 million in casualty insurance proceeds, which were partially offset by $0.3 million of hurricane-related costs, resulting in net casualty gains of $1.2 million included in casualty and impairment loss, net on the accompanying consolidated statements of income. During the year ended December 31, 2018, the Company recognized $0.3 million of business interruption losses, comprised of $0.7 million of rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of rental revenue, offset by a $0.4 million reversal within property operating expenses to account for doubtful accounts for payments received from tenants on rents previously reserved.
In June 2019, the Company finalized its insurance recovery related to Hurricane Maria with its carrier in the amount of $14.3 million, of which $3.3 million was previously received, subject to deductibles of $2.3 million. We recognized a $8.7 million casualty gain during the year ended December 31, 2019 as a result of the remaining insurance proceeds from the settlement agreement for our two malls in Puerto Rico.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.8 million and $2.7 million on our consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects third-party estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the years ended December 31, 2019 and 2018, the Company recognized $1.4 million and $0.6 million, respectively, of environmental remediation costs included in property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Pandemic-Related Contingencies
During 2020, many of our tenants faced adverse financial consequences from reduced business operations and social distancing requirements resulting from the COVID-19 pandemic. As of December 31, 2020, substantially all of our portfolio's gross leasable area was open for business and the Company collected approximately 91% of rental revenue for the fourth quarter, 87% for the third quarter and 79% for the second quarter. Throughout 2020, the Company granted rent concessions and other lease-related relief, such as rent deferrals, to certain impacted tenants, and anticipates granting further rent concessions or other relief going forward. We valuate rent relief requests on a case-by-case basis and not all requests are granted. Rent relief, deferral or abatements and tenant defaults on lease obligations, such as repayment of deferred rent may have a negative impact on our rental revenue and net income. As of February 12, 2021, we have executed or approved approximately 112 rent deferrals for an aggregate deferral amount of $8.2 million.
The following table sets forth information as of December 31, 2020 regarding the collection status of quarterly billings since April 2020:

(in thousands)	Three Months Ended June 30, 2020		Three Months Ended September 30, 2020		Three Months Ended December 30, 2020
Tenant Type	Tenant Billings	% Collected	Tenant Billings	% Collected	Tenant Billings	% Collected
National	$65,787	85%	$68,390	90%	$63,809	94%
Regional	9,460	63%	9,858	79%	9,286	89%
Mom and pop	6,872	62%	7,009	73%	6,575	76%
Local franchise	5,556	64%	5,549	74%	5,181	76%
Temporary	1,717	50%	1,137	99%	1,642	78%
Total portfolio	$89,392	79%	$91,943	87%	$86,493	91%
The Company is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences due to the COVID-19 pandemic. During the year ended December 31, 2020, rental revenue deemed uncollectible of $27.9 million was classified as a reduction to rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. Additionally, during the year ended December 31, 2020 we recognized write-offs of $12.0 million related to receivables arising from the straight-lining of rents as a result of tenants impacted by the COVID-19 pandemic.

We experienced a decline in our percentage rent earned throughout 2020 as a result of reduced sales volumes from temporary store closures and changes in consumer behavior. Percentage rents totaled $2.4 million and $4.0 million for the years ended December 31, 2020 and December 31, 2019, respectively and approximated 1% of total revenue for the years ended December 31, 2020 and 2019, respectively.
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
Given the economic environment brought upon by COVID-19, certain tenants experienced liquidity or financial hardships and filed for Chapter 11 bankruptcy protection during the year ended December 31, 2020. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and the Company is currently exploring leasing alternatives for these spaces. We anticipate tenant bankruptcies may continue to increase in the future depending on the length and severity of the COVID-19 pandemic.

Century 21 filed for Chapter 11 bankruptcy protection on September 10, 2020. Prior to bankruptcy, the Company had one lease with Century 21 in Paramus, NJ comprising approximately 157,000 sf, which generated $4.4 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $2.5 million of receivables arising from the straight-lining of rents, and recognized $2.1 million as rental revenue deemed uncollectible (classified within rental revenue) for the year ended December 31, 2020. The Company closed and vacated the store in December 2020.

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

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements as of December 31, 2020 or December 31, 2019.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of December 31, 2020, all of our variable rate debt outstanding had rates indexed to LIBOR.

	2020					2019
(Amounts in thousands)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$169,371		1.90%	$1,694		$169,500		3.45%
Fixed Rate	1,428,026		4.16%	—	(2)	1,386,748		4.12%
	$1,597,397	(1)		$1,694		$1,556,248	(1)
(1) Excludes unamortized debt issuance costs of $9.9 million and $10.1 million as of December 31, 2020 and December 31, 2019, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would increase by approximately $14.3 million based on outstanding balances as of December 31, 2020.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2020, we did not have any material hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2020, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks

As of December 31, 2020, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2020 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2020, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Real Estate Impairment —Refer to Notes 2, 3 and 9 to the financial statements
Critical Audit Matter Description
The Company’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of the aggregate projected undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The Company’s undiscounted future cash flow analyses require management to make significant estimates, including estimated terminal values determined using appropriate capitalization rates. Total real estate assets as of December 31, 2020 had a net book value of $2.2 billion.
Given that the Company’s estimated capitalization rates used in the evaluation of impairment of real estate assets is a significant assumption made by management, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flow analyses required a high degree of auditor judgment and an increased level of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s estimated capitalization rates used in the evaluation of impairment of real estate assets included the following, among others:
•We tested the effectiveness of the Company’s internal controls over management’s evaluation of the recoverability of real estate, including internal controls over management’s determination of the reasonableness of the applicable capitalization rates.

•Inquired with management regarding the appropriateness of the capitalization rates, including considerations related to the impact of COVID-19 and evaluating the consistency of the capitalization rates used with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s estimated capitalization rates by:
◦Testing the source information underlying the determination of the capitalization rates by evaluating the reasonableness of the capitalization rates used by management with independent market data, focusing on key factors, including the impact of the COVID-19 pandemic, geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of capitalization rates and comparing those to the capitalization rates utilized by management.
Evaluation of Collectibility of Receivables – Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company evaluates the collectibility of amounts due from tenants. In light of the recent and ongoing COVID-19 pandemic, the Company is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. The Company recognizes changes in the collectibility assessment of these operating leases as adjustments to rental revenue. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectibility of substantially all future lease payments from a specific lease is not probable of collection.
We identified management’s assumptions utilized in determining whether a tenant’s lease payments are collectible as a critical audit matter because of the significant judgements involved and the material impact to receivables. Performing audit procedures to evaluate these assumptions required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assumptions in evaluating the collectibility of receivables included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of collectibility including controls over the assumptions utilized by management.
•We evaluated the Company’s estimate of the collectibility of receivables by:
◦Testing management’s estimate including reading available information of tenant filings, financial statements, news articles, and analyst reports among other procedures based on the tenant’s payment history, current credit status and publicly available information about the financial condition of the tenant.
◦Inquiring with the Company’s employees in departments outside of accounting to corroborate evidence regarding each of the tenant specific collectibility assessments.
◦Evaluating positive and contradictory evidence obtained through the procedures described above, other evidence obtained throughout our audit, and events or changes in facts and circumstances occurring subsequent to year end, but before the date the consolidated financial statements were available to be issued.

DELOITTE & TOUCHE LLP
New York, New York
February 17, 2021
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties LP (the “Operating Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2021, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
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
Critical Audit Matter
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.
Real Estate Impairment —Refer to Notes 2, 3 and 9 to the financial statements
Critical Audit Matter Description
The Operating Partnership’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Operating Partnership’s evaluation of the recoverability of real estate assets involves the comparison of the aggregate projected undiscounted future cash flows expected to be generated by each real estate asset over the Operating Partnership’s estimated holding period to the respective carrying amount. The Operating Partnership’s undiscounted future cash flow analyses require management to make significant estimates, including estimated terminal values determined using appropriate capitalization rates. Total real estate assets as of December 31, 2020 had a net book value of $2.2 billion.
Given that the Operating Partnership’s estimated capitalization rates used in the evaluation of impairment of real estate assets is a significant assumption made by management, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flow analyses required a high degree of auditor judgment and an increased level of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Operating Partnership’s estimated capitalization rates used in the evaluation of impairment of real estate assets included the following, among others:
•We tested the effectiveness of the Operating Partnership’s internal controls over management’s evaluation of the recoverability of real estate, including internal controls over management’s determination of the reasonableness of the applicable capitalization rates.

•Inquired with management regarding the appropriateness of the capitalization rates, including considerations related to the impact of COVID-19 and evaluating the consistency of the capitalization rates used with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Operating Partnership’s estimated capitalization rates by:
◦Testing the source information underlying the determination of the capitalization rates by evaluating the reasonableness of the capitalization rates used by management with independent market data, focusing on key factors, including the impact of the COVID-19 pandemic, geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of capitalization rates and comparing those to the capitalization rates utilized by management.

Evaluation of Collectibility of Receivables – Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Operating Partnership evaluates the collectibility of amounts due from tenants. In light of the recent and ongoing COVID-19 pandemic, the Operating Partnership is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. The Operating Partnership recognizes changes in the collectibility assessment of these operating leases as adjustments to rental revenue. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectibility of substantially all future lease payments from a specific lease is not probable of collection.
We identified management’s assumptions utilized in determining whether a tenant’s lease payments are collectible as a critical audit matter because of the significant judgements involved and the material impact to receivables. Performing audit procedures to evaluate these assumptions required a high degree of auditor judgment and an increased extent of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s assumptions in evaluating the collectibility of receivables included the following, among others:
•We tested the effectiveness of controls over management’s evaluation of collectibility including controls over the assumptions utilized by management.
•We evaluated the Operating Partnership’s estimate of the collectibility of receivables by:
◦Testing management’s estimate including reading available information of tenant filings, financial statements, news articles, and analyst reports among other procedures based on the tenant’s payment history, current credit status and publicly available information about the financial condition of the tenant.
◦Inquiring with the Operating Partnership’s employees in departments outside of accounting to corroborate evidence regarding each of the tenant specific collectibility assessments.
◦Evaluating positive and contradictory evidence obtained through the procedures described above, other evidence obtained throughout our audit, and events or changes in facts and circumstances occurring subsequent to year end, but before the date the consolidated financial statements were available to be issued.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 17, 2021
We have served as the Operating Partnership’s auditor since 2016.

URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land	$568,662	$515,621
Buildings and improvements	2,326,450	2,197,076
Construction in progress	44,689	28,522
Furniture, fixtures and equipment	7,016	7,566
Total	2,946,817	2,748,785
Accumulated depreciation and amortization	(730,366)	(671,946)
Real estate, net	2,216,451	2,076,839
Operating lease right-of-use assets	80,997	81,768
Cash and cash equivalents	384,572	432,954
Restricted cash	34,681	52,182
Tenant and other receivables	15,673	21,565
Receivables arising from the straight-lining of rents	62,106	73,878
Identified intangible assets, net of accumulated amortization of $37,009 and $30,942, respectively	56,184	48,121
Deferred leasing costs, net of accumulated amortization of $16,419 and $16,560, respectively	18,585	21,474
Prepaid expenses and other assets	70,311	37,577
Total assets	$2,939,560	$2,846,358

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,587,532	$1,546,195
Operating lease liabilities	74,972	79,913
Accounts payable, accrued expenses and other liabilities	132,980	76,644
Identified intangible liabilities, net of accumulated amortization of $71,375 and $62,610, respectively	148,183	128,830
Total liabilities	1,943,667	1,831,582
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,014,317 and 121,370,125 shares issued and outstanding, respectively	1,169	1,213
Additional paid-in capital	989,863	1,019,149
Accumulated deficit	(39,467)	(52,546)
Noncontrolling interests:
Operating partnership	38,456	46,536
Consolidated subsidiaries	5,872	424
Total equity	995,893	1,014,776
Total liabilities and equity	$2,939,560	$2,846,358

See notes to consolidated financial statements.

 URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Rental revenue	$328,280	$384,405	$411,298
Management and development fees	1,283	1,900	1,469
Other income	532	1,344	1,393
Total revenue	330,095	387,649	414,160
EXPENSES
Depreciation and amortization	96,029	94,116	99,422
Real estate taxes	60,049	60,179	63,655
Property operating	56,126	64,062	78,360
General and administrative	48,682	38,220	34,984
Casualty and impairment loss, net(1)	3,055	12,738	4,426
Lease expense	13,667	14,466	11,448
Total expenses	277,608	283,781	292,295
Gain on sale of real estate	39,775	68,632	52,625
Gain on sale of lease	—	1,849	—
Interest income	2,599	9,774	8,336
Interest and debt expense	(71,015)	(66,639)	(64,868)
Gain on extinguishment of debt	34,908	—	2,524
Income before income taxes	58,754	117,484	120,482
Income tax benefit (expense)	38,996	(1,287)	(3,519)
Net income	97,750	116,197	116,963
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(4,160)	(6,699)	(11,768)
Consolidated subsidiaries	(1)	25	(45)
Net income attributable to common shareholders	$93,589	$109,523	$105,150

Earnings per common share - Basic:	$0.79	$0.91	$0.92
Earnings per common share - Diluted:	$0.79	$0.91	$0.92
Weighted average shares outstanding - Basic	117,722	119,751	113,863
Weighted average shares outstanding - Diluted	117,902	119,896	114,051
(1) Refer to Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, January 1, 2018	113,827,529	1,138	946,402	(57,621)	100,218	404	990,541
Net income attributable to common shareholders	—	—	—	105,150	—	—	105,150
Net income attributable to noncontrolling interests	—	—	—	—	11,768	45	11,813
Limited partnership interests:
Units redeemed for common shares	429,110	4	3,500	—	—	—	3,504
Reallocation of noncontrolling interests	—	—	1,263	—	(4,767)	—	(3,504)
Common shares issued	106,116	2	647	(172)	—	—	477
Dividends to common shareholders ($0.88 per share)	—	—	—	(100,244)	—	—	(100,244)
Distributions to redeemable NCI ($0.88 per unit)	—	—	—	—	(11,116)	—	(11,116)
Share-based compensation expense	—	—	4,992	30	4,719	—	9,741
Share-based awards retained for taxes	(17,190)	(1)	(384)	—	—	—	(385)
Balance, December 31, 2018	114,345,565	1,143	956,420	(52,857)	100,822	449	1,005,977
Net income attributable to common shareholders	—	—	—	109,523	—	—	109,523
Net income (loss) attributable to noncontrolling interests	—	—	—	—	6,699	(25)	6,674
Impact of ASC 842 adoption	—	—	—	(2,918)	—	—	(2,918)
Limited partnership interests:
Units redeemed for common shares	6,995,941	69	55,788	—	(4,279)	—	51,578
Units redeemed for cash	—	—	(3,422)	—	(2,556)	—	(5,978)
Reallocation of noncontrolling interests	—	—	4,521	—	(56,099)	—	(51,578)
Common shares issued	59,895	1	569	(131)	—	—	439
Dividends to common shareholders ($0.88 per share)	—	—	—	(106,163)	—	—	(106,163)
Distributions to redeemable NCI ($0.88 per unit)	—	—	—	—	(5,694)	—	(5,694)
Share-based compensation expense	—	—	5,906	—	7,643	—	13,549
Share-based awards retained for taxes	(31,276)	—	(633)	—	—	—	(633)
Balance, December 31, 2019	121,370,125	$1,213	$1,019,149	$(52,546)	$46,536	$424	$1,014,776
Net income attributable to common shareholders	—	—	—	93,589	—	—	93,589
Net income attributable to noncontrolling interests	—	—	—	—	4,160	1	4,161
Limited partnership interests:
Units redeemed for common shares	1,579,389	15	11,129	—	—	—	11,144
Reallocation of noncontrolling interests	—	—	8,833	—	(19,977)	—	(11,144)
Common shares issued	66,588	1	427	(30)	—	—	398
Repurchase of common shares	(5,873,923)	(59)	(54,082)	—	—	—	(54,141)
Dividends to common shareholders ($0.68 per share)	—	—	—	(80,480)	—	—	(80,480)
Distributions to redeemable NCI ($0.68 per unit)	—	—	—	—	(3,386)	—	(3,386)
Contributions from noncontrolling interests	—	—	—	—	—	5,447	5,447
Share-based compensation expense	—	—	5,871	—	11,123	—	16,994
Share-based awards retained for taxes	(127,862)	(1)	(1,464)	—	—	—	(1,465)
Balance, December 31, 2020	117,014,317	$1,169	$989,863	$(39,467)	$38,456	$5,872	$995,893

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,750	$116,197	$116,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,751	96,641	102,942
Casualty and impairment loss, net	3,055	12,738	5,574
Gain on sale of real estate	(39,775)	(68,632)	(52,625)
Gain on sale of lease	—	(1,849)	—
Gain on extinguishment of debt	(34,908)	—	(2,524)
Amortization of below market leases, net	(10,624)	(15,940)	(33,975)
Noncash lease expense	7,522	8,205	—
Straight-lining of rent	10,523	1,021	(735)
Share-based compensation expense	16,994	13,549	9,741
Rental revenue deemed uncollectible	27,890	1,385	4,138
Change in operating assets and liabilities:
Tenant and other receivables	(21,998)	6,734	(13,327)
Deferred leasing costs	(1,218)	(4,303)	(4,675)
Prepaid and other assets	(41,982)	(3,331)	1,867
Lease liabilities	(6,680)	(7,107)	—
Accounts payable, accrued expenses and other liabilities	8,522	1,092	3,676
Net cash provided by operating activities	112,822	156,400	137,040
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(28,522)	(91,301)	(118,765)
Acquisitions of real estate	(124,340)	(47,356)	(4,931)
Proceeds from sale of operating properties	54,402	116,510	57,593
Proceeds from sale of operating lease	—	6,949	—
Insurance proceeds	—	12,677	1,300
Net cash used in investing activities	(98,460)	(2,521)	(64,803)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(89,302)	(5,587)	(4,288)
Dividends paid to common shareholders	(26,647)	(106,163)	(100,244)
Distributions paid to redeemable noncontrolling interests	(1,314)	(5,694)	(11,116)
Taxes withheld for vested restricted shares	(1,465)	(633)	(385)
Debt issuance costs	(3,471)	(2,649)	—
Payment for redemption of units	—	(5,978)	—
Proceeds related to the issuance of common shares	398	439	477
Cash paid to repurchase shares	(54,141)	—	—
Contributions from noncontrolling interests	5,447	—	—
Proceeds from borrowings	90,250	—	—
Net cash used in financing activities	(80,245)	(126,265)	(115,556)
Net (decrease) increase in cash and cash equivalents and restricted cash	(65,883)	27,614	(43,319)
Cash and cash equivalents and restricted cash at beginning of year	485,136	457,522	500,841
Cash and cash equivalents and restricted cash at end of year	$419,253	$485,136	$457,522

See notes to consolidated financial statements

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $715, $1,425 and $3,313, respectively	$68,113	$64,751	$65,699
Cash payments for income taxes	499	1,601	757
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	5,808	5,056	25,661
Write-off of fully depreciated and impaired assets	21,447	56,199	24,307
Forgiveness of mortgage debt	30,000	—	11,537
Assumption of debt from the acquisition of real estate	72,473	—	—
Dividend/distribution declared and payable on January 19, 2021	55,905	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$432,954	$440,430	$490,279
Restricted cash at beginning of year	52,182	17,092	10,562
Cash and cash equivalents and restricted cash at beginning of year	$485,136	$457,522	$500,841

Cash and cash equivalents at end of year	$384,572	$432,954	$440,430
Restricted cash at end of year	34,681	52,182	17,092
Cash and cash equivalents and restricted cash at end of year	$419,253	$485,136	$457,522

 See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Real estate, at cost:
Land	$568,662	$515,621
Buildings and improvements	2,326,450	2,197,076
Construction in progress	44,689	28,522
Furniture, fixtures and equipment	7,016	7,566
Total	2,946,817	2,748,785
Accumulated depreciation and amortization	(730,366)	(671,946)
Real estate, net	2,216,451	2,076,839
Operating lease right-of-use assets	80,997	81,768
Cash and cash equivalents	384,572	432,954
Restricted cash	34,681	52,182
Tenant and other receivables	15,673	21,565
Receivables arising from the straight-lining of rents	62,106	73,878
Identified intangible assets, net of accumulated amortization of $37,009 and $30,942, respectively	56,184	48,121
Deferred leasing costs, net of accumulated amortization of $16,419 and $16,560, respectively	18,585	21,474
Prepaid expenses and other assets	70,311	37,577
Total assets	$2,939,560	$2,846,358

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,587,532	$1,546,195
Operating lease liabilities	74,972	79,913
Accounts payable, accrued expenses and other liabilities	132,980	76,644
Identified intangible liabilities, net of accumulated amortization of $71,375 and $62,610, respectively	148,183	128,830
Total liabilities	1,943,667	1,831,582
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 117,014,317 and 121,370,125 units outstanding, respectively	991,032	1,020,362
Limited partners: 4,729,010 and 5,833,318 units outstanding, respectively	41,302	50,156
Accumulated deficit	(42,313)	(56,166)
Total partners’ capital	990,021	1,014,352
Noncontrolling interest in consolidated subsidiaries	5,872	424
Total equity	995,893	1,014,776
Total liabilities and equity	$2,939,560	$2,846,358

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit and per unit amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Rental revenue	$328,280	$384,405	$411,298
Management and development fees	1,283	1,900	1,469
Other income	532	1,344	1,393
Total revenue	330,095	387,649	414,160
EXPENSES
Depreciation and amortization	96,029	94,116	99,422
Real estate taxes	60,049	60,179	63,655
Property operating	56,126	64,062	78,360
General and administrative	48,682	38,220	34,984
Casualty and impairment loss, net(1)	3,055	12,738	4,426
Lease expense	13,667	14,466	11,448
Total expenses	277,608	283,781	292,295
Gain on sale of real estate	39,775	68,632	52,625
Gain on sale of lease	—	1,849	—
Interest income	2,599	9,774	8,336
Interest and debt expense	(71,015)	(66,639)	(64,868)
Gain on extinguishment of debt	34,908	—	2,524
Income before income taxes	58,754	117,484	120,482
Income tax benefit (expense)	38,996	(1,287)	(3,519)
Net income	97,750	116,197	116,963
Less: net (income) loss attributable to NCI in consolidated subsidiaries	(1)	25	(45)
Net income attributable to unitholders	$97,749	$116,222	$116,918

Earnings per unit - Basic:	$0.80	$0.92	$0.92
Earnings per unit - Diluted:	$0.80	$0.92	$0.92
Weighted average units outstanding - Basic	121,957	126,333	126,198
Weighted average units outstanding - Diluted	122,811	126,478	126,386
 (1) Refer to Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2018	113,827,529	947,540	12,812,954	105,495	(62,898)	404	990,541
Net income attributable to unitholders	—	—	—	—	116,918	—	116,918
Net income attributable to noncontrolling interests	—	—	—	—	—	45	45
Common units issued as a result of common shares issued by Urban Edge	106,116	649	—	—	(172)	—	477
Equity redemption of OP Units	429,110	3,504	(429,110)	—	—	—	3,504
Limited partnership units issued, net	—	—	352,789	—	—	—	—
Reallocation of noncontrolling interests	—	1,263	—	(4,767)	—	—	(3,504)
Distributions to Partners ($0.88 per unit)	—	—	—	—	(111,360)	—	(111,360)
Share-based compensation expense	—	4,992	—	4,719	30	—	9,741
Share-based awards retained for taxes	(17,190)	(385)	—	—	—	—	(385)
Balance, December 31, 2018	114,345,565	957,563	12,736,633	105,447	(57,482)	449	1,005,977
Net income attributable to unitholders	—	—	—	—	116,222	—	116,222
Net loss attributable to noncontrolling interests	—	—	—	—	—	(25)	(25)
Impact of ASC 842 adoption	—	—	—	—	(2,918)	—	(2,918)
Common units issued as a result of common shares issued by Urban Edge	59,895	570	—	—	(131)	—	439
Equity redemption of OP Units	6,995,941	55,857	(6,995,941)	(4,279)	—	—	51,578
Equity redemption for cash	—	(3,422)	(357,998)	(2,556)	—	—	(5,978)
Limited partnership units issued, net	—	—	450,624	—	—	—	—
Reallocation of noncontrolling interests	—	4,521	—	(56,099)	—	—	(51,578)
Distributions to Partners ($0.88 per unit)	—	—	—	—	(111,857)	—	(111,857)
Share-based compensation expense	—	5,906	—	7,643	—	—	13,549
Share-based awards retained for taxes	(31,276)	(633)	—	—	—	—	(633)
Balance, December 31, 2019	121,370,125	$1,020,362	5,833,318	$50,156	$(56,166)	$424	$1,014,776
Net income attributable to unitholders	—	—	—	—	97,749	—	97,749
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Common units issued as a result of common shares issued by Urban Edge	66,588	428	475,081	—	(30)	—	398
Equity redemption of OP units	1,579,389	11,144	(1,579,389)	—	—	—	11,144
Repurchase of common shares	(5,873,923)	(54,141)	—	—	—	—	(54,141)
Reallocation of noncontrolling interests	—	8,833	—	(19,977)	—	—	(11,144)
Distributions to Partners ($0.68 per unit)	—	—	—	—	(83,866)	—	(83,866)
Contributions from noncontrolling interests	—	—	—	—	—	5,447	5,447
Share-based compensation expense	—	5,871	—	11,123	—	—	16,994
Share-based awards retained for taxes	(127,862)	(1,465)	—	—	—	—	(1,465)
Balance, December 31, 2020	117,014,317	$991,032	4,729,010	$41,302	$(42,313)	$5,872	$995,893
(1) Limited partners have a 3.9% common limited partnership interest in the Operating Partnership as of December 31, 2020 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,750	$116,197	$116,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97,751	96,641	102,942
Casualty and impairment loss, net	3,055	12,738	5,574
Gain on sale of real estate	(39,775)	(68,632)	(52,625)
Gain on sale of lease	—	(1,849)	—
Gain on extinguishment of debt	(34,908)	—	(2,524)
Amortization of below market leases, net	(10,624)	(15,940)	(33,975)
Noncash lease expense	7,522	8,205	—
Straight-lining of rent	10,523	1,021	(735)
Share-based compensation expense	16,994	13,549	9,741
Rental revenue deemed uncollectible	27,890	1,385	4,138
Change in operating assets and liabilities:
Tenant and other receivables	(21,998)	6,734	(13,327)
Deferred leasing costs	(1,218)	(4,303)	(4,675)
Prepaid and other assets	(41,982)	(3,331)	1,867
Lease liabilities	(6,680)	(7,107)	—
Accounts payable, accrued expenses and other liabilities	8,522	1,092	3,676
Net cash provided by operating activities	112,822	156,400	137,040
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(28,522)	(91,301)	(118,765)
Acquisitions of real estate	(124,340)	(47,356)	(4,931)
Proceeds from sale of operating properties	54,402	116,510	57,593
Proceeds from sale of operating lease	—	6,949	—
Insurance proceeds	—	12,677	1,300
Net cash used in investing activities	(98,460)	(2,521)	(64,803)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(89,302)	(5,587)	(4,288)
Distributions paid to partners	(27,961)	(111,857)	(111,360)
Taxes withheld for vested restricted units	(1,465)	(633)	(385)
Debt issuance costs	(3,471)	(2,649)	—
Payment for redemption of units	—	(5,978)	—
Proceeds related to the issuance of common shares	398	439	477
Cash paid to repurchase shares	(54,141)	—	—
Contributions from noncontrolling interests	5,447	—	—
Proceeds from borrowings	90,250	—	—
Net cash used in financing activities	(80,245)	(126,265)	(115,556)
Net (decrease) increase in cash and cash equivalents and restricted cash	(65,883)	27,614	(43,319)
Cash and cash equivalents and restricted cash at beginning of year	485,136	457,522	500,841
Cash and cash equivalents and restricted cash at end of year	$419,253	$485,136	$457,522

See notes to consolidated financial statements.

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $715, $1,425 and $3,313, respectively	$68,113	$64,751	$65,699
Cash payments for income taxes	499	1,601	757
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	5,808	5,056	25,661
Write-off of fully depreciated and impaired assets	21,447	56,199	24,307
Forgiveness of mortgage debt	30,000	—	11,537
Assumption of debt from the acquisition of real estate	72,473	—	—
Dividend/distribution declared and payable on January 19, 2021	55,905	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$432,954	$440,430	$490,279
Restricted cash at beginning of year	52,182	17,092	10,562
Cash and cash equivalents and restricted cash at beginning of year	$485,136	$457,522	$500,841

Cash and cash equivalents at end of year	$384,572	$432,954	$440,430
Restricted cash at end of year	34,681	52,182	17,092
Cash and cash equivalents and restricted cash at end of year	$419,253	$485,136	$457,522

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2020, Urban Edge owned approximately 96.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of December 31, 2020, our portfolio consisted of 72 shopping centers, five malls and two industrial parks totaling approximately 16.3 million sf, which is inclusive of a 95% controlling interest in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and with the instructions of Form 10-K. The consolidated financial statements as of and for the years ended December 31, 2020, 2019 and 2018 reflect the consolidation of the Company, the Operating Partnership, wholly-owned subsidiaries and those entities in which we have a controlling financial interest. All intercompany transactions have been eliminated in consolidation.

In accordance with ASC 205 Presentation of Financial Statements, the Company reclassified Property rentals and Tenant reimbursement income to Rental revenue on its consolidated statements of income for the year ended December 31, 2018, as reflected beginning on Form 10-K for the year ended December 31, 2018. Additionally, the Company includes rental revenue deemed uncollectible as a reduction to rental revenue in the consolidated statements of income for the year ended December 31, 2020 as reflected in this Form 10-K due to the adoption of ASC 842 Leases (“ASU 2016-02”). Provision for doubtful accounts is included in "Property operating expenses" in the consolidated statements of income for the year ended December 31, 2018.

In accordance with ASC 205, certain prior year balances have been reclassified in order to conform to the current period presentation.

The Company includes real estate impairment charges, and casualty losses (gains) resulting from natural disasters in Casualty and impairment loss, net on its consolidated statements of income for the years ended December 31, 2019 and 2018 as reflected in this Form 10-K. Refer to Note 9, Fair Value Measurements and Note 10, Commitments and Contingencies in Part II, Item 8 in this Annual Report on Form 10-K for information regarding real estate impairment charges and casualty losses (gains), respectively.

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

Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and assumption of liabilities and we allocate the purchase price based on these assessments on a relative fair value basis. We assess fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. We record acquired intangible assets (including acquired above-market leases, acquired in-place leases and tenant relationships) and acquired intangible liabilities (including below-market leases) at their estimated fair value. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events and changes include macroeconomic conditions, including those caused by global pandemics, like the recent COVID-19 pandemic, which resulted in property operational disruption and could indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

Real Estate Held For Sale — When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate its fair value, net of estimated costs to sell. If the estimated fair value, net of estimated costs to sell, of an asset is less than its net carrying value, an impairment charge is recorded to reflect the estimated fair value. The Company classifies properties as held for sale when executed contract contingencies have been satisfied, which signify that the sale is legally binding. Refer to Note 4, Acquisitions and dispositions in Part II, Item 8. in this Annual Report on Form 10-K.

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

Tenant and Other Receivables and Changes in Collectibility Assessment — Tenant receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. In light of the recent and ongoing COVID-19 pandemic, the Company is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectibility of substantially all future lease payments from a specific lease is not probable for collection, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight-lining of rents since lease commencement. In addition, future revenue recognition is limited to amounts paid by the lessee. We will generally return to an accrual basis of accounting, if and when, collectability of substantially all the remaining contractual lease payments is reasonably probable.

During the year ended December 31, 2020, rental revenue deemed uncollectible of $27.9 million was classified as a reduction to rental revenue based on our assessment of the probability of collecting substantially all of the remaining rents for certain tenants. Additionally, during the year ended December 31, 2020 we recognized write-offs of $12.0 million related to receivables arising from the straight-lining of rents as a result of tenants impacted by the COVID-19 pandemic.

Deferred Leasing Costs — Deferred leasing costs include incremental costs of a lease that would have not been incurred if the lease had not been executed, including broker and sale commissions and contingent legal fees. Such costs are capitalized and amortized on a straight-line basis over the term of the related leases.

Deferred Financing Costs — Deferred financing costs include fees associated with our revolving credit agreement. Such fees are amortized on a straight-line basis over the terms of the related revolving credit agreement as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. No amounts were drawn or outstanding under the revolving credit agreement as of December 31, 2020. Deferred financing costs are included in prepaid expenses and other assets on the consolidated balance sheets.

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•Rental revenue for fiscal periods prior to January 1, 2019: Rental revenue comprises revenue from property rentals and tenant expense reimbursements, as designated within tenant operating leases in accordance with ASC 840 Leases.
◦Property Rentals: We generate revenue from minimum lease payments from tenant operating leases. These rents are recognized over the noncancelable terms of the related leases on a straight-line basis which includes the effects of rent steps and rent abatements under the leases in accordance with ASC 840. We satisfy our performance obligations over time, under the noncancelable lease term, commencing when the tenant takes possession of the leased space and the leased space is substantially ready for its intended use. In addition, in circumstances where we provide a lease incentive to tenants, we recognize the incentive as a reduction of rental revenue on a straight-line basis over the remaining term of the lease. The underlying leased asset remains on our consolidated balance sheet and continues to depreciate. In addition to minimum lease payments, certain rental income derived from our tenant leases is contingent and dependent on percentage rent. Percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales.
◦Tenant expense reimbursements: In accordance with ASC 840, revenue arises from tenant leases, which provide for the recovery of all or a portion of the operating expenses, real estate taxes and capital improvements of the respective property. This revenue is accrued in the period the expenses are incurred.
•Rental revenue for fiscal periods beginning on or after January 1, 2019: Rental revenue comprises revenue from fixed and variable lease payments, as designated within tenant operating leases in accordance with ASC 842 Leases, as described further in our Leases accounting policy in Note 3 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
◦Rental revenue deemed uncollectible: We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842.

•Other Income: Other income is generated in connection with certain services provided to tenants for which we earn a fee. This revenue is recognized as the services are transferred in accordance with ASC 606 Revenue from Contracts with Customers.
•Management and development fees: We generate management and development fee income from contractual property management agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606.
Leases — We have approximately 1,100 operating leases at our properties, which generate rental income from tenants and operating cash flows for the Company. Our tenant leases are dependent on the Company, as lessor, agreeing to provide our tenants with the right to control the use of our real estate assets, as lessees. Our real estate assets are comprised of retail shopping centers, malls and industrial parks. Tenants agree to use and control their agreed upon space for their business purposes. Thus, our tenants obtain substantially all of the economic benefits from the use of our shopping center space and have the right to direct how and for what purpose the real estate space is used throughout the period of use. Given these contractual terms, the Company has determined that all tenant contracts of this nature contain a lease. The Company assesses lease classification for each new and modified lease. All new and modified leases which commenced in the year ended December 31, 2020 have been assessed and classified as operating leases.

Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent or the Consumer Price Index ("CPI"). Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales. Variable lease payments dependent on the CPI, will change in accordance with the corresponding increase or decrease in CPI if negotiated and agreed upon in the tenant's lease. Variable lease payments dependent on percentage rent and the CPI were $2.4 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively. Variable lease payments also arise from tenant expense reimbursements, which provide for the recovery of all or a portion of the operating expenses, common area maintenance expenses, real estate taxes, insurance and capital improvements of the respective property and amounted to $96.7 million and $105.3 million for the years ended December 31, 2020 and 2019, respectively. The Company accounts for variable lease payments as "Rental revenue" on the consolidated statement of income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

The Company also has 22 properties in its portfolio either completely or partially on land or a building that are owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from less than two years to over 80 years and provide us the right to operate each such property. We also lease or sublease real estate for our three corporate offices with remaining terms of less than one year. Right-of-use ("ROU") assets are recorded for these leases, which represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. As of December 31, 2020, no other contracts have been identified as leases. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and ROU asset.

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

Management uses its judgment when determining if we are the primary beneficiary of, or have a controlling financial interest in, an entity in which we have a variable interest. Factors considered in determining whether we have the power to direct the activities that most significantly impact the entity’s economic performance include voting rights, involvement in day-to-day capital and operating decisions and the extent of our involvement in the entity.

Excluding the Operating Partnership, the Company had two entities that met the criteria of a VIE in which we held variable interests as of December 31, 2020. These entities are VIEs primarily because the noncontrolling interests do not have substantive kick-out or participating rights and we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of these entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for these entities, they were consolidated in our financial statements as of December 31, 2020. The majority of the operations of these VIEs are funded with cash flows generated by the property.

As of December 31, 2020, excluding the Operating Partnership, we consolidated two VIEs with total assets and liabilities of $43.6 million and $31.5 million, respectively. As of December 31, 2019, excluding the Operating Partnership, we consolidated one VIE with total assets of $9.8 million and liabilities of $3.1 million.

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

Income Taxes — The Company elected to be taxed as a REIT under sections 856-860 of the Code, commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With the exception of the Company’s TRS, to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the TCJA for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. In addition to its TRS, the Company is subject to certain foreign and state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense in the consolidated statements of income.

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

The Company applies the FASB’s guidance relating to uncertainty in income taxes recognized in a Company’s financial statements. Under this guidance the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company records interest and penalties relating to unrecognized tax benefits, if any, as income tax expense

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2020. As of December 31, 2020, The Home Depot was our largest tenant with six stores which comprised an aggregate of 809,000 sf and accounted for approximately $20.7 million, or 6.3% of our total revenue for the year ended December 31, 2020.

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

We initially applied the standard at the beginning of the period of adoption through the transition method issued by ASU 2018-11 and have presented comparative periods under ASC 840 Leases. Due to the effects of applying ASC 842, the Company recognized a $2.9 million cumulative-effect adjustment to its accumulated deficit in the year ended December 31, 2019 to adjust reserves on receivables from straight-line rents. The new standard requires lessees to apply a two-model approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification determines whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a ROU asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company has elected the short-term lease recognition exemption, and therefore, leases with a term of 12 months or less are not recognized on the balance sheet. The new standard requires lessors to account for leases using an approach that is substantially equivalent to guidance for sales-type leases, direct financing leases and operating leases under ASC 840. For purposes of transition, we did not elect the hindsight practical expedient but did elect the land easement practical expedient to not reassess whether existing land easements contain leases and the practical expedient package, which has been applied consistently to all of our leases. As a result of electing the practical expedient package, we did not (i) reassess whether any expired or existing contracts are or contain leases, (ii) reassess the lease classification for any expired or existing leases or (iii) reassess initial direct costs for any existing leases.

From a lessee perspective, the initial adoption on January 1, 2019 resulted in the recognition of operating lease ROU assets and lease liabilities for 24 operating leases with an aggregate balance of $98.5 million and $93.6 million, respectively. On January 1, 2019, we also reclassified $11.9 million of acquired below-market lease intangibles and $7.1 million of accrued rent and adjusted the carrying values of our ROU assets by the corresponding amounts. As of December 31, 2020, the Company had 26 operating leases and our operating lease ROU assets and lease liabilities were $81.0 million and $75.0 million, respectively, as presented on our consolidated balance sheet. Subsequent to adoption, the Company recognized a finance lease in connection with the Company acquiring the lessee position of a ground lease in 2019. As of December 31, 2020, our finance lease ROU asset and finance lease liability were $2.7 million and $3.0 million, respectively. The finance lease ROU asset is included within prepaid expenses and other assets on our consolidated balance sheets as of December 31, 2020 and 2019 and the finance lease liability is included within accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of December 31, 2020 and 2019. The Company recognizes interest expense on its finance lease liability. The standard's adoption has also impacted the presentation of our consolidated income statement due to accounting for the lease and non-lease components as a single lease component for all classes of underlying assets, presented as lease expense on the consolidated statement of income. Prior to the adoption of ASC 842, related lease and non-lease expense amounts were recognized within lease expense, real estate taxes, property operating expenses and general administrative expenses on the consolidated statement of income.

From a lessor perspective, the adoption resulted in additional general and administrative expenses, attributable to internal leasing department costs not meeting the definition of initial direct costs under ASC 842. The standard's adoption has also impacted the presentation of our consolidated income statement due to accounting for lease and non-lease components as a single lease component, presented as rental revenue on the consolidated statement of income, however there has been no change in the timing of revenue recognition since adoption. Additionally, under the amendments issued in ASU 2018-20, the Company has accounted for common area maintenance expenses paid directly by tenants to third-parties as variable rental revenue and has reported the corresponding expense within property operating expenses. Real estate taxes and insurance expenses paid directly by tenants have not been recognized as rental revenue or as expenses on the consolidated statements of income.

The adoption of this standard has also resulted in additional quantitative and qualitative footnote disclosures (refer to Note 8 Leases to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K).

Effective for the fiscal period beginning January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses. In connection with the adoption of ASU 2016-03, we also adopted (i) ASU 2018-19 Codification Improvements to ASC 326, Financial Instruments - Credit Losses, (ii) ASU 2019-04, Codification Improvements to ASC 326, Financial Statements - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, (iii) ASU 2019-05 Financial Instruments - Credit Losses (ASC 326): Targeted Transition Relief and (iv) ASU 2019-11 Codification Improvements to ASC 326, Financial Instruments - Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments and also modifies the impairment model with new methodology for estimating credits losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which included amendments to clarify receivables arising from operating leases are within the scope ASC 842 Leases. Due to the adoption of ASC 842 on January 1, 2019, the Company includes rental revenue deemed uncollectible as a reduction to rental revenue in the consolidated statements of income. As of December 31, 2020, the Company did not have any material outstanding financial instruments. The adoption of ASU 2016-13 has had no impact to our consolidated financial statements and disclosures.

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

In December 2019, the FASB issued ASU 2019-12 Income Taxes (ASC 740): Simplifying the Accounting for Income Taxes, which enhances and simplifies various aspects of the income tax accounting. ASU 2019-12 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2020. Early adoption is permitted. We adopted ASU 2019-12 effective January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements and disclosures.

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

In April 2020, the FASB issued a question-and-answer document (the “Lease Modification Q&A”) focused on the application of lease accounting guidance to lease concessions provided as a result of COVID-19. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant (treated with the lease modification accounting framework) or if a lease concession was under the enforceable rights and obligations within the existing lease agreement (precluded from applying the lease modification accounting framework). The Lease Modification Q&A clarifies that entities may elect to not evaluate whether lease-related relief, that lessors provide to mitigate the economic effects of COVID-19 on lessees, is a lease modification under ASC 842. Instead, when the cash flows resulting from the lease concession granted for COVID-19 rent relief are substantially the same or less than the cash flows of the original contract, an entity may elect to apply the modification guidance (i.e. assume the relief was always contemplated by the contract or assume the relief was not contemplated by the contract).

The FASB stated that there are multiple ways to account for rent concessions, none of which the FASB believes are more preferable than the others. Two of those methods are: (i) account for the concessions as if no changes to the lease contract were made; under that accounting, a lessor would continue to increase its lease receivable and continue to recognize income, referred to as the “receivable approach”; or (ii) account for the deferred payments or abatements as variable lease payments; under that accounting, a lessor would recognize the payment as income in profit or loss in the period in which the changes in facts and circumstances on which the variable lease payments are based occurred, referred to as the “variable approach”.

The Company has evaluated its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. As of December 31, 2020, the Company granted rent deferrals with an aggregate deferral amount of $5.1 million, with $4.5 million accounted for under the receivable approach by electing the Lease Modification Q&A and $0.6 million accounted for as modifications due to term extensions of the leases. The Company also granted abatements aggregating $3.9 million as of December 31, 2020, with $0.4 million accounted for under the variable approach and $3.5 million accounted for as modifications due to the executed agreements including other rental term modifications, such as term extensions and substantial changes in cash flows. The Company remains in active discussions with its impacted tenants to grant further concessions. The full future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 and the elections made by the Company at the time of entering into such concessions. Refer to Note 10 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the years ended December 31, 2020 and December 31, 2019, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)
February 12, 2020	Kingswood Center	Brooklyn	NY	130,000	$90,212
February 12, 2020	Kingswood Crossing	Brooklyn	NY	110,000	77,077
December 11, 2020	51 East Spring Valley Ave	Maywood	NJ	3,000	662
December 31, 2020	Sunrise Mall	Massapequa	NY	1,211,000	31,545
				2020 Total	$199,496	(1)

November 1, 2019	25 East Spring Valley Ave	Maywood	NJ	43,800	$7,162
November 8, 2019	Wonderland Marketplace	Revere	MA	139,500	24,209
December 9, 2019	150 Route 4 East	Paramus	NJ	12,000	7,118
				2019 Total	$38,489	(1)
(1) The total purchase price for the properties acquired in the year ended December 31, 2020 and December 31, 2019 include $3.1 million and $0.3 million, respectively, of transaction costs incurred in relation to the transactions.

During the year ended December 31, 2020, the Company purchased four assets, at an aggregate purchase price of $199.5 million and 1.5 million sf, comprising two assets located in Brooklyn, NY, one asset located in Massapequa, NY and one asset adjacent to our existing property, Bergen Town Center.

The Company acquired Sunrise Mall in Massapequa, NY for $31.5 million, including transaction costs on December 31, 2020. The Company’s acquired ownership interest of the asset is 82.5% with the remaining 17.5% held by strategic partners. As of December 31, 2020, the Company was subject to $6.0 million of additional consideration related to the acquisition of Sunrise Mall, the payment of which is contingent on the verdict of a property tax appeal. As of December 31, 2020, the outcome of this appeal could not be estimated or determined and was therefore not recorded in the financial statements.

The Company acquired Kingswood Center and Kingswood Crossing for $167.3 million, including transaction costs on February 12, 2020. The properties are located along Kings Highway in the Midwood neighborhood of Brooklyn, NY and were funded via 1031 exchanges using cash proceeds from dispositions. Additionally, as part of the acquisition of Kingswood Center, the Company assumed a $65.5 million mortgage, which matures in 2028.

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

The Company purchased three assets with a total consideration of $38.5 million during the year ended December 31, 2019. Wonderland Marketplace is located in the Boston metropolitan area and two assets are adjacent to our existing property, Bergen Town Center. The acquisitions were executed through Internal Revenue Code Section 1031 tax deferred exchange transactions and funded using proceeds from dispositions.

The aggregate purchase price of the above property acquisitions has been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	Debt Premium	ROU assets net of lease liabilities	Other assets, net	Total Purchase Price
(in thousands)
Kingswood Center	$15,690	$76,766	$9,263	$(4,534)	$(6,973)	$—	$—	$90,212
Kingswood Crossing	8,150	64,159	4,768	—	—	—	—	77,077
51 East Spring Valley Ave	662	—	—	—	—	—	—	662
Sunrise Mall(2)	44,035	3,084	5,495	(26,495)	—	5,012	414	31,545
2020 Total	$68,537	$144,009	$19,526	$(31,029)	$(6,973)	$5,012	$414	$199,496

25 East Spring Valley Ave(3)	$—	$6,824	$623	$(31)	$—	$(254)	$—	$7,162
Wonderland Marketplace	6,323	17,130	2,947	(2,191)	—	—	—	24,209
150 Route 4 East	7,118	—	—	—	—	—	—	7,118
2019 Total	$13,441	$23,954	$3,570	$(2,222)	$—	$(254)	$—	$38,489
(1) As of December 31, 2020, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2020 were 11.0 years and 32.5 years, respectively and the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2019 were 11.4 years and 23 years, respectively.
(2) In connection with this acquisition, the Company acquired the lessee positions of ground leases and recognized operating lease ROU assets and operating lease liabilities. Refer to Note 8 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
(3) In connection with this acquisition, the Company acquired the lessee position of a ground lease and recognized a finance lease ROU asset and finance lease liability of $2.7 million and $3.0 million, respectively.

Dispositions

During the year ended December 31, 2020, we disposed of three properties and received proceeds of $58.1 million, net of selling costs, resulting in a $39.8 million net gain on sale of real estate. The sale of all three dispositions were completed as 1031 exchanges with Kingswood Crossing as a result of the sales occurring within 180 days of the Company’s acquisition.
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
Real Estate Held for Sale
As of December 31, 2020, a parcel of one property in Lodi, NJ was classified as held for sale based on an executed contract of sale with a third-party buyer. The aggregate amount of this parcel was $7.1 million and was included in prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2020. The parcel was sold in January 2021.
As of December 31, 2019, two properties in Lawnside, NJ and Bethlehem, PA were classified as held for sale based on executed contracts of sale with third-party buyers. The aggregate amounts of the Lawnside, NJ and Bethlehem, PA properties were $3.5 million and $3.1 million, respectively, and were included in prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2019. Both properties were sold during the year ended December 31, 2020.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our identified intangible assets and liabilities:

(Amounts in thousands)	December 31, 2020	December 31, 2019
In-place leases	$82,303	$71,328
Accumulated amortization	(32,515)	(27,254)
Above-market leases	9,255	6,100
Accumulated amortization	(3,570)	(2,998)
Other intangible assets	1,635	1,635
Accumulated amortization	(924)	(690)
Identified intangible assets, net of accumulated amortization	56,184	48,121
Below-market leases	219,558	191,440
Accumulated amortization	(71,375)	(62,610)
Identified intangible liabilities, net of accumulated amortization	$148,183	$128,830

Amortization of acquired below-market leases, net of acquired above-market leases resulted in rental income of $10.6 million, $15.9 million, and $34.0 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Amortization of acquired in-place leases and customer relationships resulted in depreciation and amortization expense of $10.2 million, $8.8 million, $15.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The following table sets forth the estimated annual amortization (expense) and income related to intangible assets and liabilities for the five succeeding years commencing January 1, 2021:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2021	$10,543	$(1,170)	$(7,596)
2022	10,466	(803)	(5,998)
2023	10,421	(695)	(4,857)
2024	10,185	(631)	(4,371)
2025	10,012	(452)	(3,733)

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of December 31, 2020 and December 31, 2019.

		Interest Rate at	December 31,	December 31,
(Amounts in thousands)	Maturity	December 31, 2020	2020	2019
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	1.75%	$28,930	$28,930
Westfield (One Lincoln Plaza)(1)	5/24/2022	1.75%	4,730	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	1.75%	55,340	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	2.05%	28,586	29,000
Watchung(2)	11/15/2024	2.05%	26,613	27,000
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	2.05%	25,172	24,500
Total variable rate debt			169,371	169,500
Fixed rate
Paramus (Bergen Town Center - West)	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	10,351	10,978
Jersey City (Hudson Mall)	12/1/2023	5.07%	22,904	23,625
Yonkers Gateway Center	4/6/2024	4.16%	28,482	30,122
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Las Catalinas	2/1/2026	4.43%	127,669	129,335
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	23,381	23,798
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Brooklyn (Kingswood Center)(3)	2/6/2028	5.07%	71,696	—
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Montehiedra	6/1/2030	5.00%	81,141	83,202
Montclair	8/15/2030	3.15%	7,250	—
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco(3)	11/15/2034	6.40%	12,952	13,488
Montehiedra (junior loan)	—	—%	—	30,000
Total fixed rate debt			1,428,026	1,386,748
	Total mortgages payable		1,597,397	1,556,248
	Unamortized debt issuance costs		(9,865)	(10,053)
Total mortgages payable, net of unamortized debt issuance costs			$1,587,532	$1,546,195
(1)Bears interest at one month LIBOR plus 160 bps.
(2)Bears interest at one month LIBOR plus 190 bps.

(3)The mortgage payable balance on the loan secured by Kingswood Center includes $6.2 million of unamortized debt premium as of December 31, 2020. The effective interest rate including amortization of the debt premium is 3.5% as of December 31, 2020.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of December 31, 2020. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2020, we were in compliance with all debt covenants.

As of December 31, 2020, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2021	$14,460
2022	103,526
2023	349,742
2024	163,625
2025	40,867
2026	231,056
Thereafter	694,121

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

In March 2020 we drew $250 million on our $600 million revolving credit facility and this balance was fully repaid in November 2020. No amounts were drawn or outstanding under the Agreement as of December 31, 2020. Financing fees associated with the Agreement of $3.3 million and $3.9 million as of December 31, 2020 and December 31, 2019, respectively, are included in deferred financing fees, net in the consolidated balance sheets.

Mortgage on Las Catalinas Mall
In April 2020, we notified the servicer of the $129 million non-recourse mortgage loan on Las Catalinas Mall in Puerto Rico that cash flow would be insufficient to service the debt and that we were unwilling to fund the shortfalls. In December 2020, the non-recourse mortgage loan on Las Catalinas Mall was modified to convert the mortgage from an amortizing 4.43% loan to interest only payments, starting at 3.00% in 2021 and increasing 50 basis points annually until returning to 4.43% in 2024 and thereafter, and to include the ability for the Company to repay the loan at a discounted value of $72.5 million, beginning in August 2023 through the extended maturity date of February 2026. We have accrued interest of $6.5 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2020. We incurred $1.2 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under ASC 470-60 Troubled Debt Restructurings.

Mortgage on property in Montclair, NJ
On August 6, 2020, the Company obtained a 10-year non-recourse mortgage loan of $7.3 million at a rate of 3.15% on its property in Montclair, NJ.

Mortgage on The Outlets at Montehiedra
In June 2020, we completed the refinancing of our non-recourse mortgage on The Outlets at Montehiedra (“Montehiedra”) in Puerto Rico. Prior to the refinancing, the mortgage was comprised of an $83 million senior loan bearing interest at 5.33% and a $30 million junior loan bearing interest at 3.00%, plus total accrued interest of $5.7 million. Under the payoff provisions of the prior mortgage, the $30 million junior loan plus accrued interest of $5.4 million on the junior loan was forgiven and the senior loan was replaced by a new $82 million 10-year fixed rate mortgage, bearing interest at 5.00%. As a result of the transaction, we recognized a net gain on extinguishment of debt of $34.9 million during the year ended December 31, 2020, comprised of the forgiven $30 million junior loan plus accrued interest of $5.4 million, offset by the write-off of $0.4 million of unamortized deferred financing fees and $0.1 million of transaction costs incurred.

The Company has provided a $12.5 million limited corporate guarantee of the mortgage secured by Montehiedra that is triggered only if any of the following events occur: (1) certain reserve accounts were not funded as of a specified date (which funding did occur in full at closing), (2) the lease to Sears Holding Corporation (“Kmart”) at Montehiedra is terminated for any reason or (3) the Kmart lease is materially amended and a debt service coverage ratio falls below a specified threshold. In February 2021, Kmart announced that it would be closing the store related to such lease, but it is not yet evident whether the lease will be terminated or amended. No triggering events have occurred that would require the release of the guarantee and the tenant has lease obligations through 2023. The guarantee would be released should certain financial metrics at Montehiedra be achieved even if the Kmart box remains vacant. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately six years based on the scheduled amortization.

7.     INCOME TAXES

The Company elected to be taxed as a REIT under sections 856-860 of the Code, commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With the exception of the Company’s TRS, to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the TCJA for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. In addition to its TRS, the Company is subject to certain foreign and state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense in the consolidated statements of income.

The Company satisfied its REIT distribution requirement by distributing $0.68 per common share in 2020, which comprised a regular quarterly cash dividend of $0.22 per common share declared for the first quarter of 2020 and a special cash dividend of $0.46 per common share declared in December 2020. During the years ended December 31, 2019 and 2018, the Company declared cash distributions on our common shares of $0.88 per share. The taxability of such dividends for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year Ended December 31,
	2020	2019	2018
Dividend paid per share(1)	$0.68	$0.88	$0.88
Ordinary income	100%	83%	100%
Return of capital	—%	—%	—%
Capital gains	—%	17%	—%
(1) The special cash dividend of $0.46 per common share declared in December 2020, and paid in January 2021, was fully allocable to the 2020 tax year.

For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the years ended December 31, 2020 and 2019, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRS, and the Company’s TRS is subject to federal, state and local income taxes. These income taxes are included in the income tax expense in the consolidated statements of income.

On June 1, 2020, the Company completed a mortgage refinancing of its mall in Puerto Rico, The Outlets at Montehiedra (“Montehiedra”). The debt forgiven as a part of this refinancing resulted in a write-down to our Puerto Rico tax basis in the mall equal to such amount of debt forgiven and the recognition of a deferred tax liability on the Company’s consolidated balance sheet, which amounted to $10.3 million.
On June 5, 2020 and December 11, 2020, the Company completed a legal entity restructuring of Montehiedra and Las Catalinas Mall, respectively. Prior to the legal entity restructuring, both malls were held in a special partnership for Puerto Rico tax purposes (the general partner being a qualified REIT subsidiary or “QRS”) and subject to a 29% non-resident withholding tax which is included in income tax benefit (expense) in the consolidated statements of income. The legal entity restructurings resulted in a step up in our Puerto Rico tax basis in each mall and the recognition of a deferred tax asset on the Company’s consolidated balance sheet, which amounted to $23.7 million for Montehiedra and $29.5 million for Las Catalinas Mall. As a result of the legal entity restructurings, the Operating Partnership, and therefore, the REIT and the other minority partners, are now deemed to be engaged in a trade or business for each mall with respect to their allocable share of Puerto Rico taxable income and, as such, required to file Puerto Rico income tax returns. The REIT is subject to regular Puerto Rico corporate income taxes on its allocable share of the Company’s Puerto Rico operating activities as opposed to the former 29% non-resident withholding tax on the net income from such Puerto Rico operating activities allocated to the Operating Partnership. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profit tax on the earnings and profits generated from its allocable share of the Company’s Puerto Rico operating activities and such tax is included in income tax expense in the consolidated statements of income.

Together, the refinancing and legal entity restructuring transactions resulted in a net deferred tax asset of $42.9 million, which is included in prepaid expenses and other assets on the consolidated balance sheets as of December 31, 2020, and the Company recognized an accompanying Puerto Rico income tax benefit on the consolidated statements of income during the year ended December 31, 2020.

As a result of the Montehiedra refinancing and the Las Catalinas Mall troubled debt restructuring, the Company recognized a gain on extinguishment of debt for U.S. federal income tax purposes and implemented various tax planning strategies to limit its impact on the Company’s overall U.S. federal taxable income. The strategies implemented resulted in the recognition of a state and local income tax liability and corresponding deferred tax asset for the REIT of $4.5 million during the year ended December 31, 2020.

Refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information on the Montehiedra refinancing and the Las Catalinas Mall troubled debt restructuring.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Management’s determination of the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the underlying temporary differences become deductible. As of December 31, 2020, no valuation allowance has been recorded against the deferred tax assets that resulted from the legal entity restructurings of the Puerto Rico malls. In assessing the realizability of deferred tax assets, management determined it is more likely than not that these deferred tax assets will be realized. During the year ended December 31, 2020, the Company recorded a $4.5 million valuation allowance against the deferred tax asset attributable to the REIT’s state and local income tax liability incurred from strategies implemented to limit the impact of the Montehiedra refinancing and the Las Catalinas troubled debt restructuring on the Company’s U.S. federal taxable income because management determined that it is not more likely than not that these deferred tax assets will be realized. For the year ended December 31, 2019, the Company recorded a valuation allowance against the deferred tax asset related to a federal net operating loss generated at the Company’s operating TRS. This determination was based on the operating TRS’ lack of anticipated future taxable income. As a result of a change in circumstances in 2020 related to anticipated future profitability of the Company’s operating TRS, such valuation allowance was released. As of December 31, 2020, the Company’s total valuation allowance was $4.5 million.

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

Income before income taxes from the Company’s operating activities in Puerto Rico during the years ended December 31, 2020 and 2019 was $26.4 million and $9.4 million, respectively. For the year ended December 31, 2020, the REIT’s state and local income tax expense was $4.5 million and the Puerto Rico income tax benefit was $43.5 million. The Puerto Rico tax expense recorded was $1.2 million and $3.3 million for the years ended December 31, 2019 and December 31, 2018, respectively. Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax effect of temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities.

Income tax expense (benefit) for the years ended December 31, 2020, 2019 and 2018 consists of the following:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Income tax expense (benefit):
Current:
U.S. federal income tax	$—	$—	$154
U.S. state and local income tax	4,525	66	101
Puerto Rico income tax	1,293	851	560
Total current	5,818	917	815
Deferred:
U.S. federal income tax	(6)	—	—
U.S. state and local income tax	—	—	—
Puerto Rico income tax(1)	(44,808)	370	2,704
Total deferred	(44,814)	370	2,704
Total income tax expense (benefit)	$(38,996)	$1,287	$3,519
(1) Due to the effects of applying ASC 842 on January 1, 2019, a deferred tax benefit of $0.8 million was recognized within a cumulative-effect adjustment to accumulated deficit to adjust reserves on receivables from straight-line rents during the year ended December 31, 2019. Refer to Note 3 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to consolidated net income before income taxes as follows:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Federal provision at statutory tax rate(1)	$12,338	$24,672	$25,301
REIT income before income taxes not subject to federal tax provision	(12,339)	(24,677)	(14,390)
TRS permanent book to tax adjustments	—	—	(10,740)
State and local income tax provision, net of federal benefit	11	66	84
Puerto Rico income tax provision	(43,515)	1,221	3,264
Change in valuation allowance	4,509	5	—
Total income tax expense (benefit)	$(38,996)	$1,287	$3,519
(1) Federal statutory tax rate of 21% for the years ended December 31, 2020, 2019 and 2018.

Below is a table summarizing the Company’s deferred tax assets and liabilities as of December 31, 2020 and 2019:

	Balance at
(Amounts in thousands)	December 31, 2020	December 31, 2019
Deferred tax assets:
Depreciation	$41,942	$—
Amortization of deferred financing costs	1,105	69
Rental revenue deemed uncollectible	2,109	461
Charitable contribution	7	5
Net operating loss	107	5
Valuation allowance	(4,514)	(5)
Total deferred tax assets	40,756	535

Deferred tax liabilities:
Depreciation	—	(4,416)
Straight line rent	(738)	(1,051)
Amortization of acquired leases	(228)	(205)
Accrued interest expense	(113)	—
Total deferred tax liabilities	(1,079)	(5,672)

Net deferred tax assets (liabilities)	$39,677	$(5,137)

8.     LEASES

Leases as lessor
We have approximately 1,100 operating leases at our retail shopping centers, malls and industrial properties which generate rental income from tenants and operating cash flows for the Company. Our tenant base comprises a diverse group of merchants including department stores, supermarkets, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. Tenant leases under 10,000 sf generally have lease terms of 5 years or less. Tenant leases 10,000 sf or more are considered anchor leases and generally have lease terms of 10 to 25 years, with one or more renewal options available upon expiration of the initial lease term. Contractual rent increases for the renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal.
The components of rental revenue for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2020	2019
Rental Revenue
Fixed lease revenue	$235,488	$274,397
Variable lease revenue	92,792	110,008
Total rental revenue	$328,280	$384,405

As lessor under ASC 840, rental revenue from percentage rent was $2.0 million and rental revenue from tenant expense reimbursements was $108.7 million for the year ended December 31, 2018.

Property, plant and equipment under operating leases as lessor
As of December 31, 2020 and 2019, substantially all of the Company’s real estate assets are subject to operating leases.

Maturity analysis of lease payments as lessor
The Company’s operating leases, including those with revenue recognized on a cash basis, are disclosed in the aggregate due to their consistent nature as real estate leases. As of December 31, 2020, the undiscounted cash flows to be received from lease payments of our operating leases on an annual basis for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2021	$252,690
2022	241,036
2023	219,771
2024	186,531
2025	162,906
2026	142,130
Thereafter	703,522
Total undiscounted cash flows	$1,908,586

Leases as lessee
As of December 31, 2020, the Company had 22 properties in its portfolio either completely or partially on land or a building that was owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from less than two years to over 80 years and provide us the right to operate the property. We also lease or sublease real estate for our three corporate offices with remaining terms of less than one year.
On December 31, 2020, the Company recognized $5.7 million of operating lease ROU assets and $0.7 million of corresponding operating lease liabilities in connection with the Company’s acquisition of Sunrise Mall, which included the acquisition of the lessee positions of ground leases.
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
Additionally, on November 1, 2019 the Company recognized a finance lease ROU asset and finance lease liability of $2.7 million and $3.0 million, respectively, in connection with the Company’s acquisition of the lessee position of a ground lease at 25 East Spring Valley Ave in Maywood, NJ. The Company assessed the lease classification as a finance lease due to the Company’s reasonably certain likelihood of exercising its option to purchase the lease.

The components of lease expense for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2020	2019
Lease expense
Operating lease cost(1)	$10,875	$11,730
Variable lease cost	2,792	2,736
Total lease expense	$13,667	$14,466
(1) During the years ended December 31, 2020 and 2019, the Company recognized sublease income of $17.7 million and $19.7 million, respectively, included in rental revenue on the consolidated statement of income in relation to certain ground and building lease arrangements. Operating lease cost includes amortization of below-market ground lease intangibles and straight-line lease expense.

Supplemental balance sheet information related to leases as of December 31, 2020 and December 31, 2019 was as follows:

	December 31, 2020		December 31, 2019
Supplemental noncash information	Operating leases	Finance lease	Operating leases	Finance lease
Weighted-average remaining lease term	15.7 years	35.2 years	15.3 years	36.2 years
Weighted-average discount rates	3.99%	4.01%	4.03%	4.01%

Supplemental cash information related to leases for the years ended December 31, 2020 and 2019 was as follows:

(Amounts in thousands)	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2020	2019
Operating cash flows from operating leases	$10,033	$10,698
Operating cash flows from finance lease	120	10
Financing cash flows from finance lease	11	8

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,740	$98,980
Finance lease	—	2,991

Maturity analysis of lease payments as lessee
The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented in the table below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability on the consolidated balance sheet by considering the present value discount.

(Amounts in thousands)	Operating	Finance
Year Ending December 31,	leases	lease
2021	$9,363	$109
2022	8,598	109
2023	8,486	109
2024	8,500	109
2025	6,599	109
2026	6,341	124
Thereafter	57,541	6,299
Total undiscounted cash flows	105,428	6,968
Present value discount	(30,456)	(3,975)
Discounted cash flows	$74,972	$2,993

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2020 and December 31, 2019.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2020 and December 31, 2019.

	As of December 31, 2020		As of December 31, 2019
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$384,572	$384,572	$432,954	$432,954
Liabilities:
Mortgages payable(1)	$1,597,397	$1,611,868	$1,556,248	$1,590,503
(1) Carrying amounts exclude unamortized debt issuance costs of $9.9 million and $10.1 million as of December 31, 2020 and December 31, 2019, respectively.

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
During the year ended December 31, 2020, the Company recognized an impairment charge of $3.1 million on a parcel of our property in Lodi, NJ, which was sold on January 8, 2021. Prior to the sale of the parcel, the book value of this property exceeded its estimated fair value less costs to sell. The fair value of the property was based on an executed contract of sale with a third-party buyer less costs to sell.
During the year ended December 31, 2019, the Company recognized impairment charges on four retail properties that the Company was actively marketing. The impairment loss was calculated as the difference between the assets’ individual carrying values and the estimated aggregated fair values of $38.5 million, less estimated selling costs. The valuation of these properties were based on capitalization rates, discounted future cash flows, third-party appraisals, broker selling estimates and sale agreements under negotiations. The capitalization rates (ranging from 9.9% to 12.1%) and discounts rates (ranging from 9.3% to 10.8%) utilized in the analyses were based upon unobservable rates that the Company believes to be in a reasonable range of current market rates.

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

Aggregate impairment charges of $3.1 million, $26.3 million and $5.6 million, respectively, are included as an expense within casualty and impairment loss, net on our consolidated statements of income for the years ended December 31, 2020, 2019 and 2018.

10.     COMMITMENTS AND CONTINGENCIES

Legal Matters
There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.
Redevelopment
As of December 31, 2020, we had approximately $132.4 million of active development, redevelopment and anchor repositioning projects underway, of which $86.6 million remains to be funded. Further, while we have identified future projects in our development pipeline, we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions. The Company has updated many of its active project stabilization dates to reflect the impact of the COVID-19 pandemic on its contractors, tenants and vendors.
Insurance
The Company maintains numerous insurance policies including for general liability, property, pollution, acts of terrorism, trustees’ and officers’, cyber, workers’ compensation and automobile-related liabilities. However, all such policies are subject to terms, conditions, exclusions, deductibles and sub-limits, amount other limiting factors. For example, the Company’s terrorism insurance excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act.
The Company’s primary and excess insurance policies providing coverage for pollution related losses have an aggregate limit of $50 million and provide remediation and business interruption coverage for pollution incidents, which pursuant to our policies expressly include the presence and dispersal of viruses. On December 23, 2020, the Company initiated litigation in

New Jersey state court, Bergen County, under these policies to recover uncollected rents and other amounts resulting from the COVID-19 virus.
Insurance premiums are typically charged directly to each of the properties but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
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

Hurricane-Related Charges
On September 20, 2017, Hurricane Maria damaged our two properties in Puerto Rico. During the year ended December 31, 2018, the Company received $1.5 million in casualty insurance proceeds, which were partially offset by $0.3 million of hurricane-related costs, resulting in net casualty gains of $1.2 million included in casualty and impairment loss, net on the accompanying consolidated statements of income. During the year ended December 31, 2018, the Company recognized $0.3 million of business interruption losses, comprised of $0.7 million of rent abatements due to tenants that had not reopened since the hurricane, recorded as a reduction of rental revenue, offset by a $0.4 million reversal within property operating expenses to provision for doubtful accounts for payments received from tenants on rents previously reserved.
In June 2019, the Company finalized its insurance recovery related to Hurricane Maria with its carrier at $14.3 million, of which $3.3 million was previously received, subject to deductibles of $2.3 million. We recognized a $8.7 million casualty gain during the year ended December 31, 2019 based on insurance proceeds received from the settlement agreement on our two malls in Puerto Rico.

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.8 million and $2.7 million on our consolidated balance sheets as of December 31, 2020 and December 31, 2019, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects third-party estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the years ended December 31, 2019 and 2018, the Company recognized $1.4 million and $0.6 million, respectively, of environmental remediation costs included in property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
During 2020, many of our tenants faced adverse financial consequences from reduced business operations and social distancing requirements resulting from the COVID-19 pandemic. As of December 31, 2020, substantially all of our portfolio's gross leasable area was open for business and the Company collected approximately 91% of rental revenue for the fourth quarter, 87% for the third quarter and 79% for the second quarter. Throughout 2020, the Company granted rent concessions and other lease-related relief, such as rent deferrals, to certain impacted tenants, and anticipates granting further rent concessions or other relief going forward. We valuate rent relief requests on a case-by-case basis and not all requests are granted. Rent relief, deferral or abatements and tenant defaults on lease obligations, such as repayment of deferred rent may have a negative impact on our rental revenue and net income. As of December 31, 2020, the Company executed rent deferrals aggregating $5.1 million with a weighted average payback period of approximately eight months. Additionally, as of December 31, 2020, the Company executed rent abatements aggregating $3.9 million.
The Company is not currently aware of any other loss contingencies related to the COVID-19 pandemic that would require recognition at this time, with the exception of abatements already discussed with tenants or deferrals that may not be collected.

Bankruptcies
Although our rental revenue is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases or square footage in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. Given the economic environment brought upon by COVID-19, certain tenants experienced liquidity or financial hardships and filed for Chapter 11 bankruptcy protection during the year ended December 31, 2020. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and the Company is currently exploring leasing alternatives for these spaces.
Century 21 filed for Chapter 11 bankruptcy protection on September 10, 2020. Prior to bankruptcy, the Company had one lease with Century 21 in Paramus, NJ comprising approximately 157,000 sf, which generated $4.4 million in annual rental revenue. In connection with the bankruptcy, the Company recognized a write-off of $2.5 million in receivables arising from the straight-lining of rents, and recognized $2.1 million as rental revenue deemed uncollectible (classified within rental revenue) for the year ended December 31, 2020. Century 21 vacated and terminated its lease in December 2020.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2020	December 31, 2019
Other assets	$5,953	$4,723
Deferred tax asset, net	39,677	—
Real estate held for sale	7,056	6,574
Finance lease right-of-use asset	2,724	2,737
Deferred financing costs, net of accumulated amortization of $4,819 and $3,765, respectively	3,347	3,877
Deposits for acquisitions	—	10,000
Prepaid expenses:
Real estate taxes	8,093	6,491
Insurance	1,583	1,520
Rent, licenses/fees	1,878	1,655
Total Prepaid expenses and other assets	$70,311	$37,577

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2020	December 31, 2019
Dividend payable	$55,905	$—
Deferred tenant revenue	26,594	26,224
Accrued capital expenditures and leasing costs	7,797	7,893
Finance lease liability	2,993	2,982
Accrued interest payable	11,095	9,729
Security deposits	5,884	5,814
Deferred tax liability, net	—	5,137
Accrued payroll expenses	5,797	5,851
Other liabilities and accrued expenses	16,915	13,014
Total accounts payable, accrued expenses and other liabilities	$132,980	$76,644

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Interest expense	$68,184	$63,783	$61,989
Amortization of deferred financing costs	2,831	2,856	2,879
Total Interest and debt expense	$71,015	$66,639	$64,868

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
Cumulative total purchases during the year ended December 31, 2020 amounted to 5.9 million shares at a weighted average share price of $9.22 amounting to $54.1 million.

Units of the Operating Partnership
An equivalent number of common units were issued by the Operating Partnership to the Company in connection with the Company’s issuance of common shares of beneficial interest under the ATM equity program.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2020, Urban Edge owned approximately 96.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the year ended December 31, 2020 the Company declared distributions on our common shares and OP units of $0.68 per share/unit in the aggregate, which comprised a regular quarterly dividend of $0.22 per common share and OP unit declared for the first quarter of 2020 and a special cash dividend of $0.46 per common share and OP unit declared in December 2020 and paid on January 19, 2021. As a result of COVID-19 and the uncertainties it generated, the Company temporarily suspended quarterly dividend distributions for the second and third quarters of 2020.
During the years ended December 31, 2019 and 2018, the Company declared distributions on our common shares and OP units of $0.88 per share/unit in the aggregate.
We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the years ended December 31, 2020 and 2019, 3,445 and 6,920 shares were issued under the DRIP, respectively.

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
The total of the OP units and LTIP units represent a 4.1% weighted-average interest in the Operating Partnership for the year ended December 31, 2020. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. On August 5, 2019, the Company received requests from certain holders of OP units to redeem 357,998 units. The Company elected to satisfy the redemption requests by repurchasing the units at a price of $16.70 per unit, for total cash consideration of $6.0 million.
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

Noncontrolling Interests in Consolidated Subsidiaries
The Company’s noncontrolling interests relate to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo) and 17.5% held by others in our property in Massapequa, NY. The net income attributable to noncontrolling interests is presented separately in our consolidated statements of income.

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
The fair values of the 2015 OPP and the 2017 OPP on the dates of grant were $3.9 million and $4.1 million, respectively. A Monte Carlo simulation was used to estimate the fair values based on the probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. For the 2015 OPP, assumptions include historical volatility (25.0%), risk-free interest rates (1.2%), and historical daily return as compared to our Peer Group (which ranged from 19.0% to 27.0%). For the 2017 OPP, assumptions include historical volatility (19.7%), risk-free interest rates (1.5%), and historical daily return as compared to our Peer Group. For both plans, such amounts are being amortized into share-based compensation expense over a five-year period from the dates of grant, using graded vesting attribution models. The 2015 OPP was fully vested as of November 5, 2020 and there is no compensation cost remaining under the 2015 OPP as of December 31, 2020. In the years ending December 31, 2020, 2019, and 2018 we recognized $0.6 million, $1.4 million and $1.7 million of compensation expense related to the 2015 and 2017 OPPs’ LTIP Units, respectively. As of December 31, 2020, there was $0.2 million of total unrecognized compensation cost related to the 2017 OPP LTIP Units, which will be recognized over a weighted-average period of 0.5 years.

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
The fair value of the performance-based award portion of the 2018 LTI Plan on the date of grant was $3.6 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. The time-based awards under the 2018 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. The Company granted time-based awards under the 2018 LTI Plan that represent 33,172 LTIP units with a grant date fair value of $0.7 million. During the years ended December 31, 2020, 2019 and 2018, respectively, we recognized $1.0 million, $0.9 million and $1.0 million of compensation expense related to the 2018 LTI Plan.
2018 Inducement Equity Plan
The Inducement Plan was approved by the Compensation Committee of the Board of Trustees of the Company on September 26, 2018. Under the Inducement Plan, the Compensation Committee of the Board of Trustees may grant, subject to any Company performance conditions as specified by the Compensation Committee, awards to individuals who were not previously employees as an inducement material to the individual’s entry into employment with the Company. The terms and conditions of the Inducement Plan and any awards thereunder granted are substantially similar to those under the 2015 Omnibus Share Plan. The Company has granted an aggregate of 352,890 restricted LTIP Units and 2,000,000 stock options under the Inducement Plan with grant date fair values of $7.2 million and $9.3 million, respectively.
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
The time-based awards under the 2019 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. The Company granted time-based awards under the 2019 LTI Plan that represent 112,910 LTIP units with a grant date fair value of $2.0 million. During the years ended December 31, 2020 and 2019, respectively we recognized $1.9 million and $1.4 million of compensation expense related to the 2019 LTI Plan.

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
Under the Absolute TSR component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 14 companies. Under the Relative TSR Component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if in between such relative and absolute TSR thresholds. During the year ended December 31, 2020 we recognized $1.1 million of compensation expense related to the performance-based awards under the 2020 LTI Plan.
Time-based awards
The time-based awards granted under the 2020 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. As of December 31, 2020, the Company granted time-based awards under the 2020 LTI Plan that represent 169,004 LTIP units with a grant date fair value of $2.9 million. During the year ended December 31, 2020 we recognized $1.1 million of compensation expense related to the time-based awards under the 2020 LTI Plan.

Units and Deferred Share Units Granted to Trustees
On May 6, 2020, certain trustees elected to receive a portion of their compensation in deferred share units and an aggregate of 12,121 shares were granted to those trustees based on the weighted average grant date fair value of $8.25. On May 9, 2019, certain trustees elected to receive a portion of their compensation in deferred share units and an aggregate of 5,608 shares were granted to those trustees based on the weighted average grant date fair value of $15.60.
On May 6, 2020 certain trustees elected to receive a portion of their compensation in LTIP units and an aggregate of 87,117 LTIP units, were granted to those trustees based on the weighted average grant date fair value of $8.03. In addition, On May 9, 2019, certain trustees elected to receive a portion of their compensation in LTIP units and an aggregate of 28,040 LTIP units, were granted to those trustees based on the weighted average grant date fair value of $14.98.

2021 Long-Term Incentive Plan
On February 10, 2021, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2021 Long-Term Incentive Plan (“2021 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-half of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (one-half of the program). The total grant date fair value under the 2021 LTI Plan was $7.8 million, comprising both performance-based and time-based awards.

Shares Under Option
All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. As of December 31, 2020, the weighted average contractual term of shares under options outstanding at the end of the period is 7.7 years. The following table presents stock option activity for the years ended December 31, 2020, 2019, and 2018:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Expected Term
			(In years)
Outstanding at January 1, 2018	2,603,664	$24.09	4.40
Granted	2,146,885	21.71	4.58
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2018	4,750,549	23.02	4.48
Granted	180,213	19.53	3.88
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2019	4,930,762	22.89	4.46
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Outstanding at December 31, 2020	4,930,762	$22.89	4.07
Exercisable at December 31, 2020	3,709,097	$23.31	—
No options were granted during the year ended December 31, 2020. The weighted average grant date fair value of options granted in 2019 and 2018 was $3.88 and $4.68, respectively. The options were granted with an exercise price equivalent to the average of the high and low share price on the grant date. No options were exercised during the years ended December 31, 2018, 2019 and 2020. As of December 31, 2020, there was no intrinsic value for the outstanding and exercisable shares under option.

During the years ended December 31, 2019 and 2018, the fair value of the options granted was estimated on the grant date using the Black-Scholes pricing model with the following assumptions:

	February 22, 2018	September 27, 2018	February 27, 2019
Risk-free interest rate	2.73%	3.00%	2.54%
Expected option life	6.25	7.00	6.25
Expected volatility	32.23%	30.42%	30.98%

Restricted Shares
The following table presents information regarding restricted share activity during the years ended December 31, 2020, 2019, and 2018:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2018	175,430	$26.05
Granted	103,814	21.65
Vested	(84,185)	25.67
Forfeited	(32,482)	23.32
Unvested at December 31, 2018	162,577	23.99
Granted	34,638	19.15
Vested	(96,378)	24.19
Forfeited	(5,672)	22.11
Unvested at December 31, 2019	95,165	22.16
Granted	31,679	17.47
Vested	(51,524)	23.88
Forfeited	(2,927)	18.79
Unvested at December 31, 2020	72,393	$19.03
During the years ended December 31, 2020, 2019 and 2018, we granted 31,679, 34,638, and 103,814 restricted shares, respectively, that are subject to forfeiture and vest over periods ranging from one to three years. The total grant date value of the 51,524, 96,378, and 84,185 restricted shares vested during the years ended December 31, 2020, 2019 and 2018 was $1.2 million, $2.3 million and $2.2 million, respectively.
Restricted Units
During the years ended December 31, 2020, 2019 and 2018, respectively, there were 297,195, 276,482 and 444,954 additional LTIP units issued. During the years ended December 31, 2020, 2019 and 2018, 433,016, 131,884, and 24,722 units vested, respectively. During the year ended December 31, 2020, 223,553 restricted units were converted to common shares The remaining 568,619 units vest over a weighted average period of 2.4 years.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Share-based compensation expense components:
Restricted share expense	$832	$1,697	$2,051
Stock option expense	4,991	4,055	2,778
LTIP expense(1)	7,331	4,477	2,218
Performance-based LTI expense(2)	3,792	3,164	2,530
DSU expense	48	156	164
Total Share-based compensation expense	$16,994	$13,549	$9,741
(1) LTIP expense includes the time-based portion of the 2020, 2019 and 2018 LTI Plans.
(2) Performance-based LTI expense includes the 2017 and 2015 OPP plans and the performance-based portion of the 2020, 2019 and 2018 LTI Plans.

As of December 31, 2020, we had a total of $15.1 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, deferred share units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards. This expense is expected to be recognized over a weighted average period of two years.

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
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the years ended December 31, 2020, 2019 and 2018, there were options outstanding for 4,930,762, 4,930,762, and 4,750,549 shares, respectively, that potentially could be exercised for common shares. During the years ended December 31, 2020, 2019 and 2018, no options were included in the diluted EPS calculation as their exercise prices were higher than the average market prices of our common shares. In addition, as of December 31, 2020 there were 72,393 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the years ended December 31, 2020, 2019 and 2018 included the 77,289, 100,406, and 188,329 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.

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

The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2020	2019	2018
Numerator:
Net income attributable to common shareholders	$93,589	$109,523	$105,150
Less: Earnings allocated to unvested participating securities	(62)	(92)	(184)
Net income available for common shareholders - basic	$93,527	$109,431	$104,966
Impact of assumed conversions:
OP and LTIP units	81	5	—
Net income available for common shareholders - dilutive	$93,608	$109,436	$104,966

Denominator:
Weighted average common shares outstanding - basic	117,722	119,751	113,863
Effect of dilutive securities:
Stock options using the treasury stock method	—	—	—
Restricted share awards	77	100	188
Assumed conversion of OP and LTIP units	103	45	—
Weighted average common shares outstanding - diluted	117,902	119,896	114,051

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.79	$0.91	$0.92
Earnings per common share - Diluted	$0.79	$0.91	$0.92

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2020	2019	2018
Numerator:
Net income attributable to unitholders	$97,749	$116,222	$116,918
Less: net income attributable to participating securities	(62)	(92)	(200)
Net income available for unitholders	$97,687	$116,130	$116,718

Denominator:
Weighted average units outstanding - basic	121,957	126,333	126,198
Effect of dilutive securities issued by Urban Edge	77	100	188
Unvested LTIP units	777	45	—
Weighted average units outstanding - diluted	122,811	126,478	126,386

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.80	$0.92	$0.92
Earnings per unit - Diluted	$0.80	$0.92	$0.92

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

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and trustees of the Company; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

•Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and trustees of the Operating Partnership’s general partner; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2020, the Operating Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020, of the Company and our report dated February 17, 2021, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties LP (the “Operating Partnership”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2020, of the Operating Partnership and our report dated February 17, 2021, expressed an unqualified opinion on those financial statements.

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
.
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
February 17, 2021

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2020, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	2,853,238	(1)	$21.14	3,592,281	(3)
Equity compensation plans not approved by security holders	1,352,890	(4)	21.72	N/A
Total	4,206,128		$21.33	3,592,281
(1) Includes an aggregate of (i) 221,665 common shares issuable upon exercise of outstanding options and (ii) 2,631,573 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”). The LTIP Units outstanding as of December 31, 2020 include 1,291,002 LTIP Units issued pursuant to our 2017 OPP, 2018 LTI Plan, 2019 LTI Plan, and 2020 LTI Plan which remain subject to performance-based vesting criteria.
(2) The LTIP Units do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.
(3) Includes (i) 1,671,191 common shares remaining available for issuance under the Urban Edge Properties 2015 Omnibus Incentive Plan (the “Plan”) and (ii) 1,921,090 common share remaining available under the Urban Edge Properties 2015 Employee Share Purchase Plan (“ESPP”). The number of common shares remaining available for issuance under the Plan is based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock, LTIP units or performance units that do not require the payment of an exercise price. If we were to grant awards other than “Full Value Awards," as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance under the Plan would be 3,342,381. Pursuant to the terms of the ESPP, on each January 1 prior to the tenth anniversary of the ESPP’s effective date, an additional number of common shares will be added to the maximum number of shares authorized for issuance under the ESPP equal to the lesser of (a) 0.1% of the total number of common shares outstanding on December 31 of the preceding calendar year and (b) 150,000 common shares; provided that the Compensation Committee of our Board of Trustees may act prior to January 1 of any calendar year to provide that there will be no increase in the share reserve for that calendar year, or that the increase in the share reserve for that calendar year shall be less than the increase that would otherwise occur.
(4) Relates to the Urban Edge Properties 2018 Inducement Equity Plan, which is an omnibus equity plan pursuant to which we may grant a variety of equity awards pursuant to the employment inducement award exemption provided by Section 303A.08 of the New York Stock Exchange Listed Company Manual, including options, share appreciation rights, performance shares, restricted shares and other share-based awards including LTIP Units. A total of 1,170,628 common shares are authorized to be issued under the 2018 Inducement Equity Plan. The 2018 Inducement Equity Plan has a ten-year term expiring on September 20, 2028 and generally may be amended at any time by our Board of Trustees. Included in the 1,170,628 common shares authorized to be issued under the 2018 Inducement Equity Plan are an aggregate of (i) 1,000,000 common shares issuable upon exercise of outstanding options and (ii) 170,628 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units.

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2021 Annual Meeting of Shareholders and is incorporated herein by reference.

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
10.2
Revolving Credit Agreement among Urban Edge Properties LP, as Borrower, the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of January 15, 2015 (incorporated by reference to Exhibit 10.10 to Form 8-K filed January 21, 2015)

10.3
First Amendment, dated as of March 7, 2017, to Revolving Credit Agreement among Urban Edge Properties LP, as Borrower, to the Banker party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 3, 2017)

10.4
Second Amendment, dated as of July 29, 2019, to Revolving Credit Agreement by and among Urban Edge Properties LP, as Borrower, each of the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.5 to Form 10-K filed on February 12, 2020)

10.5
Third Amendment, dated as of June 3, 2020, to Revolving Credit Agreement by and among Urban Edge Properties LP, as Borrower, each of the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 5, 2020)

10.6
Tax Protection Agreement dated as of May 24, 2017, by and among Urban Edge Properties LP; Urban Edge Properties; and Acklinis Yonkers Realty, L.L.C., Acklinis Realty Holding, LLC, Acklinis Original Building, L.L.C., A & R Woodbridge Shopping Center, L.L.C., A & R Millburn Associates, L.P., Ackrik Associates, L.P., A & R Manchester, LLC, A & R Westfield Lincoln Plaza, LLC and A & R Westfield Broad Street, LLC. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 2, 2017)

10.7
Contribution Agreement dated as of April 7, 2017, by and among Urban Edge Properties LP; Urban Edge Properties; and Acklinis Yonkers Realty, L.L.C., Acklinis Realty Holding, LLC, Acklinis Original Building, L.L.C., A & R Woodbridge Shopping Center, L.L.C., A & R Millburn Associates, L.P., Ackrik Associates, L.P., A & R Manchester, LLC, A & R Westfield Lincoln Plaza, LLC and A & R Westfield Broad Street, LLC. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 2, 2017)

10.8
Loan Agreement between VNO Bergen Mall Owner LLC and Wells Fargo Bank, National Association, dated March 25, 2013 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed November 13, 2014)

10.9†	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.10†	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.11†	Urban Edge Properties 2018 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed September 26, 2018)
10.12†	Employment Offer Letter between Urban Edge Properties and Herb Eilberg (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2016)
10.13†	Employment Agreement between Urban Edge Properties and Christopher Weilminster (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 31, 2018)
10.14†	Employment Agreement between Urban Edge Properties and Jeffrey S. Olson (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2019)
10.15†	Retention Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 24, 2019)
10.16†	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)
21.1*	List of Subsidiaries

23.1*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties
23.2*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties LP
24.1*	Power of Attorney (included on signature page)
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

Date: February 17, 2021

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: February 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Urban Edge Properties in its own capacity and in its capacity as the sole general partner of Urban Edge Properties LP, and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 17, 2021
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Langer	Chief Financial Officer	February 17, 2021
	Mark Langer	(Principal Financial Officer)

By:	/s/ Jennifer Holmes	Chief Accounting Officer	February 17, 2021
	Jennifer Holmes	(Principal Accounting Officer)

By:	/s/ Michael A. Gould	Trustee	February 17, 2021
Michael A. Gould

By:	/s/ Steven H. Grapstein	Trustee	February 17, 2021
Steven H. Grapstein

By:	/s/ Steven J. Guttman	Trustee	February 17, 2021
Steven J. Guttman

By:	/s/ Amy B. Lane	Trustee	February 17, 2021
Amy B. Lane

By:	/s/ Kevin P. O’Shea	Trustee	February 17, 2021
Kevin P. O’Shea

By:	/s/ Steven Roth	Trustee	February 17, 2021
Steven Roth

By:	/s/ Douglas W. Sesler	Trustee	February 17, 2021
Douglas W. Sesler

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE II- VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C	Column D	Column E
Description	Balance at Beginning of Year	Additions (Reversals) Expensed	Uncollectible Accounts Written-Off	Balance at End of Year
Year Ended December 31, 2020:
Allowance for doubtful accounts(1)	$—	$—	$—	$—
Year Ended December 31, 2019:
Allowance for doubtful accounts(1)	—	—	—	—
Year Ended December 31, 2018:
Allowance for doubtful accounts	5,431	4,138	(2,949)	6,620
(1) Due to the adoption of ASC 842, we recognize changes in the collectibility assessment of operating leases as adjustments to rental revenue and thus no allowance for doubtful accounts is maintained.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Baltimore (Towson), MD	—	581	3,227	19,460	581	22,687	23,268	(8,317)	1968	1968
Bensalem, PA	—	2,727	6,698	1,630	2,727	8,328	11,055	(4,488)	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	6,824	41,700	6,305	48,524	54,829	(11,618)	1957/ 2009	2003/ 2019
Bergen Town Center - West, Paramus, NJ	300,000	22,930	89,358	388,291	43,630	456,949	500,579	(140,346)	1957/ 2009	2003/ 2020
Brick, NJ	50,000	1,391	11,179	14,089	1,391	25,268	26,659	(16,983)	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	8,954	61,618	272,939	334,557	(42,036)	N/A	2007
Bronx (Shops at Bruckner), NY	10,351	—	32,979	56	—	33,035	33,035	(3,708)	N/A	2017
Brooklyn (Kingswood Center), NY	71,696	15,690	76,766	(1,644)	15,690	75,122	90,812	(2,235)	N/A	2020
Brooklyn (Kingswood Crossing), NY	—	8,150	64,159	35	8,150	64,194	72,344	(1,729)	N/A	2020
Bronx (1750-1780 Gun Hill Road), NY	25,172	6,427	11,885	23,410	6,428	35,294	41,722	(11,776)	2009	2005
Broomall, PA	—	850	2,171	1,821	850	3,992	4,842	(3,089)	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	16,555	5,107	21,247	26,354	(10,023)	1968	1968
Cambridge (leased through 2033)(3), MA	—	—	—	97	—	97	97	(17)	N/A	2007
Carlstadt (leased through 2050)(3), NJ	—	—	16,458	133	—	16,591	16,591	(5,479)	N/A	2007
Charleston (leased through 2063)(3), SC	—	—	3,634	308	—	3,942	3,942	(1,336)	N/A	2006
Cherry Hill (Plaza at Cherry Hill), NJ	28,930	14,602	33,666	(2,916)	14,602	30,750	45,352	(5,329)	N/A	2017
Commack (leased through 2021)(3), NY	—	—	43	160	—	203	203	(193)	N/A	2006
Dewitt (leased through 2041)(3), NY	—	—	7,116	—	—	7,116	7,116	(2,561)	N/A	2006
Rockaway, NJ	27,800	559	6,363	5,340	559	11,703	12,262	(7,476)	1964	1964
East Brunswick, NJ	63,000	2,417	17,169	7,462	2,417	24,631	27,048	(19,259)	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	63,000	2,232	18,241	16,670	2,671	34,472	37,143	(19,280)	1962	1962/ 1998
East Hanover (280 Route 10 West), NJ	—	—	—	6,063	—	6,063	6,063	(2,028)	N/A	1962/ 1998
East Rutherford, NJ	23,000	—	36,727	1,270	—	37,997	37,997	(9,683)	2007	2007
Freeport (Meadowbrook Commons) (leased through 2040)(3), NY	—	—	—	177	—	177	177	(2)	N/A	2005
Freeport (Freeport Commons), NY	43,100	1,231	4,747	4,846	1,593	9,231	10,824	(7,106)	1981	1981
Garfield, NJ	40,300	45	8,068	46,419	44	54,488	54,532	(18,785)	2009	1998

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Glenolden, PA	—	850	1,820	818	850	2,638	3,488	(2,345)	1975	1975
Hackensack, NJ	66,400	692	10,219	7,548	692	17,767	18,459	(11,746)	1963	1963
Hazlet, NJ	—	7,400	9,413	(8,078)	5,211	3,524	8,735	(34)	N/A	2007
Huntington, NY	—	21,200	33,667	9,662	21,200	43,329	64,529	(12,364)	N/A	2007
Inwood, NY	—	12,419	19,097	3,163	12,419	22,260	34,679	(9,256)	N/A	2004
Jersey City (Hudson Commons), NJ	28,586	652	7,495	950	652	8,445	9,097	(4,000)	1965	1965
Jersey City (Hudson Mall), NJ	22,904	15,824	37,593	(3,612)	15,824	33,981	49,805	(5,838)	N/A	2017
Kearny, NJ	—	309	3,376	17,700	296	21,089	21,385	(6,358)	1938	1959
Lancaster, PA	—	3,140	63	2,059	3,140	2,122	5,262	(1,028)	1966	1966
Las Catalinas, Puerto Rico	127,669	15,280	64,370	15,866	15,280	80,236	95,516	(42,663)	1996	2002
Lodi (Washington Street), NJ	—	7,606	13,125	(9,262)	3,823	7,646	11,469	(2,984)	N/A	2004
Manalapan, NJ	—	725	7,189	7,217	1,046	14,085	15,131	(10,083)	1971	1971
Manchester, MO	12,500	4,409	13,756	(6,799)	2,858	8,508	11,366	(417)	N/A	2017
Marlton, NJ	37,400	1,611	3,464	14,432	1,454	18,053	19,507	(12,344)	1973	1973
Massapequa, (leased through 2069)(3), NY	—	44,035	3,084	—	44,035	3,084	47,119	—	N/A	2020
Middletown, NJ	31,400	283	5,248	2,836	283	8,084	8,367	(6,729)	1963	1963
Millburn, NJ	23,381	15,783	25,837	(246)	15,783	25,591	41,374	(3,772)	N/A	2017
Montclair, NJ	7,250	66	419	1,439	448	1,476	1,924	(800)	1972	1972
Montehiedra, Puerto Rico	81,141	9,182	66,751	29,921	9,267	96,587	105,854	(49,711)	1996/ 2015	1997
Morris Plains, NJ	—	1,104	6,411	10,363	1,104	16,774	17,878	(7,889)	1961	1985
Mount Kisco, NY	12,952	22,700	26,700	4,218	23,297	30,321	53,618	(8,979)	N/A	2007
New Hyde Park (leased through 2029)(3), NY	—	—	4	—	—	4	4	(4)	1970	1976
Newington, CT	—	2,421	1,200	1,641	2,421	2,841	5,262	(1,323)	1965	1965
Norfolk (leased through 2069)(3), VA	—	—	3,927	15	—	3,942	3,942	(3,937)	N/A	2005
North Bergen (Kennedy Boulevard), NJ	—	2,308	636	261	2,308	897	3,205	(658)	1993	1959
North Bergen (Tonnelle Avenue), NJ	100,000	24,978	10,462	66,254	34,473	67,221	101,694	(19,910)	2009	2006
North Plainfield, NJ	25,100	6,577	13,983	790	6,577	14,773	21,350	(5,046)	1955	1989
Paramus (leased through 2033)(3), NJ	—	—	—	12,569	—	12,569	12,569	(5,537)	1957/ 2009	2003
Queens, NY	—	14,537	12,304	4,269	14,537	16,573	31,110	(2,259)	N/A	2015
Rochester (Henrietta) (leased through 2056)(3), NY	—	—	2,647	1,181	—	3,828	3,828	(3,600)	1971	1971
Rockville, MD	—	3,470	20,599	3,101	3,470	23,700	27,170	(9,705)	N/A	2005
Revere (Wonderland), MA	—	6,323	17,130	(10)	6,323	17,120	23,443	(1,270)	N/A	2019
Salem (leased through 2102)(3), NH	—	6,083	—	(2,788)	2,994	301	3,295	—	N/A	2006
South Plainfield (leased through 2039)(3), NJ	—	—	10,044	1,926	—	11,970	11,970	(4,054)	N/A	2007
Springfield (leased through 2025)(3), PA	—	—	—	80	—	80	80	(80)	N/A	2005

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Staten Island, NY	—	11,446	21,262	4,971	11,446	26,233	37,679	(11,099)	N/A	2004
Totowa, NJ	50,800	120	11,994	4,883	92	16,905	16,997	(14,883)	1957/ 1999	1957
Turnersville, NJ	—	900	1,342	4,067	900	5,409	6,309	(2,563)	1974	1974
Union (2445 Springfield Avenue), NJ	45,600	19,700	45,090	—	19,700	45,090	64,790	(15,312)	N/A	2007
Union (Route 22 and Morris Avenue), NJ	—	3,025	7,470	7,118	3,025	14,588	17,613	(6,040)	1962	1962
Vallejo (leased through 2043)(3), CA	—	—	2,945	221	—	3,166	3,166	(1,276)	N/A	2006
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	(1,003)	2,699	18,927	21,626	(2,890)	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	1,351	5,908	1,352	7,260	(285)	N/A	2007
Watchung, NJ	26,613	4,178	5,463	2,751	4,441	7,951	12,392	(6,338)	1994	1959
Westfield, NJ	4,730	5,728	4,305	(4,459)	3,349	2,225	5,574	(93)	N/A	2017
Wheaton (leased through 2060)(3), MD	—	—	5,367	—	—	5,367	5,367	(1,912)	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	(16,304)	3,047	13,348	16,395	(102)	N/A	2007
Woodbridge (Woodbridge Commons), NJ	22,100	1,509	2,675	5,542	1,539	8,187	9,726	(3,700)	1959	1959
Woodbridge (Plaza at Woodbridge), NJ	55,340	21,547	75,017	2,370	19,218	79,716	98,934	(7,916)	N/A	2017
Wyomissing (leased through 2065)(3), PA	—	—	2,646	403	—	3,049	3,049	(2,629)	N/A	2005
Yonkers, NY	28,482	63,341	110,635	16,052	65,941	124,087	190,028	(14,717)	N/A	2017

INDUSTRIAL:
East Hanover, NJ	40,700	576	7,752	31,081	691	38,718	39,409	(20,571)	1972	1972
Lodi (Route 17 North), NJ	—	238	9,446	916	238	10,362	10,600	(5,016)	1999	1975

TOTAL UE PROPERTIES	1,597,397	556,916	1,533,055	849,830	568,662	2,371,139	2,939,801	(728,947)

Leasehold Improvements, Equipment and Other	—	—	—	7,016	—	7,016	7,016	(1,419)

TOTAL	$1,597,397	$556,916	$1,533,055	$856,846	$568,662	$2,378,155	$2,946,817	$(730,366)
(1)Depreciation of the buildings and improvements are calculated over lives ranging from the life of the lease to forty years.
(2)Adjusted tax basis for federal income tax purposes was $1.5 billion as of December 31, 2020.
(3)The Company is a lessee under a ground or building lease. The building will revert to the lessor upon lease expiration.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2020	2019	2018
Real Estate
Balance at beginning of period	$2,748,785	$2,768,992	$2,671,854
Additions during the period:
Land	68,536	13,441	4,120
Buildings & improvements	145,800	31,806	12,394
Construction in progress	27,550	61,641	118,389
	2,990,671	2,875,880	2,806,757
Less: Impairments, assets sold, written-off or reclassified as held for sale	(43,854)	(127,095)	(37,765)
Balance at end of period	$2,946,817	$2,748,785	$2,768,992
Accumulated Depreciation
Balance at beginning of period	$671,946	$645,872	$587,127
Additions charged to operating expenses	81,691	80,774	80,578
	753,637	726,646	667,705
Less: Accumulated depreciation on assets written-off	(23,271)	(54,700)	(21,833)
Balance at end of period	$730,366	$671,946	$645,872