Form 10-Q
period 2021-03-31
Urban Edge Properties; Urban Edge Properties LP
filed 2021-05-03
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 23, 2021, Urban Edge Properties had 117,026,289 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2021

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2021 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of March 31, 2021, UE owned an approximate 95.6% ownership interest in UELP. The remaining approximate 4.4% interest is owned by limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Real estate, at cost:
Land	$563,346	$568,662
Buildings and improvements	2,331,880	2,326,450
Construction in progress	40,629	44,689
Furniture, fixtures and equipment	7,118	7,016
Total	2,942,973	2,946,817
Accumulated depreciation and amortization	(741,874)	(730,366)
Real estate, net	2,201,099	2,216,451
Operating lease right-of-use assets	79,185	80,997
Cash and cash equivalents	324,508	384,572
Restricted cash	52,412	34,681
Tenant and other receivables	16,549	15,673
Receivable arising from the straight-lining of rents	60,980	62,106
Identified intangible assets, net of accumulated amortization of $33,980 and $37,009, respectively	53,714	56,184
Deferred leasing costs, net of accumulated amortization of $16,494 and $16,419, respectively	18,237	18,585
Prepaid expenses and other assets	70,198	70,311
Total assets	$2,876,882	$2,939,560

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,584,978	$1,587,532
Operating lease liabilities	73,327	74,972
Accounts payable, accrued expenses and other liabilities	71,745	132,980
Identified intangible liabilities, net of accumulated amortization of $73,898 and $71,375, respectively	145,462	148,183
Total liabilities	1,875,512	1,943,667
Commitments and contingencies
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,026,289 and 117,014,317 shares issued and outstanding, respectively	1,170	1,169
Additional paid-in capital	987,518	989,863
Accumulated deficit	(37,145)	(39,467)
Noncontrolling interests:
Operating partnership	43,523	38,456
Consolidated subsidiaries	6,304	5,872
Total equity	1,001,370	995,893
Total liabilities and equity	$2,876,882	$2,939,560

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
REVENUE
Rental revenue	$94,619	$93,000
Management and development fees	365	314
Other income	677	46
Total revenue	95,661	93,360
EXPENSES
Depreciation and amortization	22,875	23,471
Real estate taxes	16,601	14,966
Property operating	20,291	14,537
General and administrative	8,668	9,847
Lease expense	3,306	3,434
Total expenses	71,741	66,255
Gain on sale of real estate	11,722	39,775
Interest income	136	1,683
Interest and debt expense	(14,827)	(17,175)
Income before income taxes	20,951	51,388
Income tax expense	(235)	(100)
Net income	20,716	51,288
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(875)	(2,308)
Consolidated subsidiaries	79	—
Net income attributable to common shareholders	$19,920	$48,980

Earnings per common share - Basic:	$0.17	$0.40
Earnings per common share - Diluted:	$0.17	$0.40
Weighted average shares outstanding - Basic	116,956	120,966
Weighted average shares outstanding - Diluted	117,024	121,051

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2019	121,370,125	$1,213	$1,019,149	$(52,546)	$46,536	$424	$1,014,776
Net income attributable to common shareholders	—	—	—	48,980	—	—	48,980
Net income attributable to noncontrolling interests	—	—	—	—	2,308	—	2,308
Limited partnership interests:
Units redeemed for common shares	1,025,836	10	8,336	—	—	—	8,346
Reallocation of noncontrolling interests	—	—	907	—	(9,253)	—	(8,346)
Common shares issued	30,292	1	30	(30)	—	—	1
Repurchase of common shares	(4,452,223)	(45)	(42,756)	—	—	—	(42,801)
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,647)	—	—	(26,647)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,314)	—	(1,314)
Share-based compensation expense	—	—	1,151	—	2,097	—	3,248
Share-based awards retained for taxes	(17,999)	—	(328)	—	—	—	(328)
Balance, March 31, 2020	117,956,031	$1,179	$986,489	$(30,243)	$40,374	$424	$998,223

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2020	117,014,317	$1,169	$989,863	$(39,467)	$38,456	$5,872	$995,893
Net income attributable to common shareholders	—	—	—	19,920	—	—	19,920
Net income (loss) attributable to noncontrolling interests	—	—	—	—	875	(79)	796
Limited partnership interests:
Reallocation of noncontrolling interests	—	—	(2,817)	—	2,817	—	—
Common shares issued	24,283	1	83	(83)	—	—	1
Dividends to common shareholders ($0.15 per share)	—	—	—	(17,515)	—	—	(17,515)
Distributions to redeemable NCI ($0.15 per unit)	—	—	—	—	(711)	—	(711)
Contributions from noncontrolling interests	—	—	—	—	—	511	511
Share-based compensation expense	—	—	597	—	2,086	—	2,683
Share-based awards retained for taxes	(12,311)	—	(208)	—	—	—	(208)
Balance, March 31, 2021	117,026,289	$1,170	$987,518	$(37,145)	$43,523	$6,304	$1,001,370

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,716	$51,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,330	23,977
Gain on sale of real estate	(11,722)	(39,775)
Amortization of below market leases, net	(2,412)	(2,249)
Noncash lease expense	1,813	1,806
Straight-lining of rent	964	(674)
Share-based compensation expense	2,683	3,248
Change in operating assets and liabilities:
Tenant and other receivables	(876)	2,558
Deferred leasing costs	(600)	(636)
Prepaid expenses and other assets	(6,879)	(9,786)
Lease liabilities	(1,645)	(1,578)
Accounts payable, accrued expenses and other liabilities	(6,547)	(7,383)
Net cash provided by operating activities	18,825	20,796
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(7,810)	(6,538)
Acquisitions of real estate	—	(92,132)
Proceeds from sale of operating properties	23,208	54,402
Net cash provided by (used in) investing activities	15,398	(44,268)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(2,727)	(2,076)
Dividends to common shareholders	(71,348)	(26,647)
Distributions to redeemable noncontrolling interests	(2,784)	(1,314)
Taxes withheld for vested restricted shares	(208)	(328)
Contributions from noncontrolling interests	511	—
Borrowings under unsecured credit facility	—	250,000
Repurchase of common shares	—	(38,656)
Net cash (used in) provided by financing activities	(76,556)	180,979
Net (decrease) increase in cash and cash equivalents and restricted cash	(42,333)	157,507
Cash and cash equivalents and restricted cash at beginning of period	419,253	485,136
Cash and cash equivalents and restricted cash at end of period	$376,920	$642,643

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $81 and $125, respectively	$16,015	$16,291
Cash payments for income taxes	3	6
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	8,632	2,013
Write-off of fully depreciated and impaired assets	1,107	5,225
Assumption of debt through the acquisition of real estate	—	72,473
Accrued common share repurchase	—	4,145
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$384,572	$432,954
Restricted cash at beginning of period	34,681	52,182
Cash and cash equivalents and restricted cash at beginning of period	$419,253	$485,136

Cash and cash equivalents at end of period	$324,508	$622,667
Restricted cash at end of period	52,412	19,976
Cash and cash equivalents and restricted cash at end of period	$376,920	$642,643

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	March 31,	December 31,
	2021	2020
ASSETS
Real estate, at cost:
Land	$563,346	$568,662
Buildings and improvements	2,331,880	2,326,450
Construction in progress	40,629	44,689
Furniture, fixtures and equipment	7,118	7,016
Total	2,942,973	2,946,817
Accumulated depreciation and amortization	(741,874)	(730,366)
Real estate, net	2,201,099	2,216,451
Operating lease right-of-use assets	79,185	80,997
Cash and cash equivalents	324,508	384,572
Restricted cash	52,412	34,681
Tenant and other receivables	16,549	15,673
Receivable arising from the straight-lining of rents	60,980	62,106
Identified intangible assets, net of accumulated amortization of $33,980 and $37,009, respectively	53,714	56,184
Deferred leasing costs, net of accumulated amortization of $16,494 and $16,419, respectively	18,237	18,585
Prepaid expenses and other assets	70,198	70,311
Total assets	$2,876,882	$2,939,560

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,584,978	$1,587,532
Operating lease liabilities	73,327	74,972
Accounts payable, accrued expenses and other liabilities	71,745	132,980
Identified intangible liabilities, net of accumulated amortization of $73,898 and $71,375, respectively	145,462	148,183
Total liabilities	1,875,512	1,943,667
Commitments and contingencies
Equity:
Partners’ capital:
General partner: 117,026,289 and 117,014,317 units outstanding, respectively	988,688	991,032
Limited partners: 5,352,644 and 4,729,010 units outstanding, respectively	46,205	41,302
Accumulated deficit	(39,827)	(42,313)
Total partners’ capital	995,066	990,021
Noncontrolling interest in consolidated subsidiaries	6,304	5,872
Total equity	1,001,370	995,893
Total liabilities and equity	$2,876,882	$2,939,560

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2021	2020
REVENUE
Rental revenue	$94,619	$93,000
Management and development fees	365	314
Other income	677	46
Total revenue	95,661	93,360
EXPENSES
Depreciation and amortization	22,875	23,471
Real estate taxes	16,601	14,966
Property operating	20,291	14,537
General and administrative	8,668	9,847
Lease expense	3,306	3,434
Total expenses	71,741	66,255
Gain on sale of real estate	11,722	39,775
Interest income	136	1,683
Interest and debt expense	(14,827)	(17,175)
Income before income taxes	20,951	51,388
Income tax expense	(235)	(100)
Net income	20,716	51,288
Less net loss attributable to NCI in consolidated subsidiaries	79	—
Net income attributable to unitholders	$20,795	$51,288

Earnings per unit - Basic:	$0.17	$0.41
Earnings per unit - Diluted:	$0.17	$0.40
Weighted average units outstanding - Basic	120,763	125,844
Weighted average units outstanding - Diluted	122,166	126,755

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
(1) Limited partners have a 4.0% common limited partnership interest in the Operating Partnership as of March 31, 2020 in the form of units of interest in the OP Units and LTIP units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Deficit	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2020	117,014,317	$991,032	4,729,010	$41,302	$(42,313)	$5,872	$995,893
Net income attributable to unitholders	—	—	—	—	20,795	—	20,795
Net loss attributable to noncontrolling interests	—	—	—	—	—	(79)	(79)
Common units issued as a result of common shares issued by Urban Edge	24,283	84	—	—	(83)	—	1
Limited partnership units issued, net	—	—	623,634	—	—	—	—
Reallocation of noncontrolling interests	—	(2,817)	—	2,817	—	—	—
Distributions to Partners ($0.15 per unit)	—	—	—	—	(18,226)	—	(18,226)
Contributions from noncontrolling interests	—	—	—	—	—	511	511
Share-based compensation expense	—	597	—	2,086	—	—	2,683
Share-based awards retained for taxes	(12,311)	(208)	—	—	—	—	(208)
Balance, March 31, 2021	117,026,289	$988,688	5,352,644	$46,205	$(39,827)	$6,304	$1,001,370
(2) Limited partners have a 4.4% common limited partnership interest in the Operating Partnership as of March 31, 2021 in the form of units of interest in the OP Units and LTIP units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,716	$51,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,330	23,977
Gain on sale of real estate	(11,722)	(39,775)
Amortization of below market leases, net	(2,412)	(2,249)
Noncash lease expense	1,813	1,806
Straight-lining of rent	964	(674)
Share-based compensation expense	2,683	3,248
Change in operating assets and liabilities:
Tenant and other receivables	(876)	2,558
Deferred leasing costs	(600)	(636)
Prepaid expenses and other assets	(6,879)	(9,786)
Lease liabilities	(1,645)	(1,578)
Accounts payable, accrued expenses and other liabilities	(6,547)	(7,383)
Net cash provided by operating activities	18,825	20,796
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(7,810)	(6,538)
Acquisitions of real estate	—	(92,132)
Proceeds from sale of operating properties	23,208	54,402
Net cash provided by (used in) investing activities	15,398	(44,268)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(2,727)	(2,076)
Distributions to partners	(74,132)	(27,961)
Taxes withheld for vested restricted units	(208)	(328)
Borrowings under unsecured credit facility	—	250,000
Repurchase of common shares	—	(38,656)
Contributions from noncontrolling interests	511	—
Net cash (used in) provided by financing activities	(76,556)	180,979
Net (decrease) increase in cash and cash equivalents and restricted cash	(42,333)	157,507
Cash and cash equivalents and restricted cash at beginning of period	419,253	485,136
Cash and cash equivalents and restricted cash at end of period	$376,920	$642,643

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $81 and $125, respectively	$16,015	$16,291
Cash payments for income taxes	3	6
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	8,632	2,013
Write-off of fully depreciated and impaired assets	1,107	5,225
Assumption of debt through the acquisition of real estate	—	72,473
Accrued common share repurchase	—	4,145
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$384,572	$432,954
Restricted cash at beginning of period	34,681	52,182
Cash and cash equivalents and restricted cash at beginning of period	$419,253	$485,136

Cash and cash equivalents at end of period	$324,508	$622,667
Restricted cash at end of period	52,412	19,976
Cash and cash equivalents and restricted cash at end of period	$376,920	$642,643

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2021, Urban Edge owned approximately 95.6% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of March 31, 2021, our portfolio consisted of 70 shopping centers, five malls and two industrial parks totaling approximately 16.2 million square feet (“sf”), which is inclusive of a 95% controlling interest in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.
2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities Exchange Commission (“SEC”).
The consolidated balance sheets as of March 31, 2021 and December 31, 2020 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of March 31, 2021 and December 31, 2020, excluding the Operating Partnership, we consolidated two VIEs with total assets of $44.2 million and $43.6 million, respectively and total liabilities of $32.0 million and $31.5 million, respectively. The consolidated statements of income for the three months ended March 31, 2021 and 2020 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.
Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income as of March 31, 2021. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

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

Tenant and Other Receivables and Changes in Collectibility Assessment — Tenant receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. In light of the recent and ongoing COVID-19 pandemic, the Company is closely monitoring changes in the collectibility assessment of its tenant receivables as a result of certain tenants suffering adverse financial consequences. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectibility of substantially all future lease payments from a specific lease is not probable for collection, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight-lining of rents since lease commencement. In addition, future revenue recognition is limited to amounts paid by the lessee. We generally reclassify tenant receivables to the accrual basis of accounting, if and when, collectability of substantially all the remaining contractual lease payments is reasonably probable.

Recently Issued Accounting Literature — Effective for the fiscal period beginning January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses. In connection with the adoption of ASU 2016-03, we also adopted (i) ASU 2018-19 Codification Improvements to ASC 326, Financial Instruments - Credit Losses, (ii) ASU 2019-04, Codification Improvements to ASC 326, Financial Statements - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, (iii) ASU 2019-05 Financial Instruments - Credit Losses (ASC 326): Targeted Transition Relief and (iv) ASU 2019-11 Codification Improvements to ASC 326, Financial Instruments - Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments and also modifies the impairment model with new methodology for estimating credits losses. In November 2018, the FASB issued ASU 2018-19

Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which included amendments to clarify receivables arising from operating leases are within the scope ASC 842 Leases. Due to the adoption of ASC 842 on January 1, 2019, the Company includes rental revenue deemed uncollectible as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income. As of March 31, 2021, the Company did not have any material outstanding financial instruments. The adoption of ASU 2016-13 has had no impact to our consolidated financial statements and disclosures.

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

In March 2020 and January 2021, the FASB issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01 Reference Rate Reform (ASC 848): Scope which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. We currently do not anticipate the need to modify our existing debt agreements as a result of reference rate reform in the current year, however if any modification is executed as a result of reference rate reform, the Company will elect the optional expedient available under ASU 2020-04 and ASU 2021-01, which allows entities to account for the modification as if the modification was not substantial. We will disclose the nature of and reason for electing the optional expedient in each interim and annual financial statement period if and when applicable through December 31, 2022.

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

The Company is evaluating its election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. As of March 31, 2021, the Company granted rent deferrals with an aggregate deferral amount of $8.2 million, with $5.2 million accounted for under the receivable approach by electing the Lease Modification Q&A and $3.0 million accounted for as modifications due to term extensions of the leases. The Company also granted abatements with an aggregate abatement amount of $6.7 million as of March 31, 2021, $1.0 million accounted for under the variable approach and $5.7 million accounted for as modifications due to the executed agreements including other rental term modifications, such as term extensions and substantial changes in cash flows. The Company remains in active discussions with its impacted tenants to grant further concessions. The full future impact of the Lease Modification Q&A is dependent upon the extent of lease concessions granted to tenants as a result of COVID-19 and the elections made by the Company at the time of entering into such concessions. Refer to Note 10 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the three months ended March 31, 2021, no acquisitions were completed by the Company. During the three months ended March 31, 2020, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)
February 12, 2020	Kingswood Center	Brooklyn	NY	130,000	$90,212
February 12, 2020	Kingswood Crossing	Brooklyn	NY	110,000	77,077
				2020 Total	$167,289	(1)
(1) The total purchase price for the properties acquired during the three months ended March 31, 2020 includes $2.5 million of transaction costs incurred related to the acquisitions.

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
(1) As of March 31, 2021, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired were 8.1 years and 9.6 years, respectively.

Dispositions
During the three months ended March 31, 2021, we disposed of one property and one property parcel and received proceeds of $23.6 million, net of selling costs, resulting in a $11.7 million net gain on sale of real estate.
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

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $53.7 million and $145.5 million, respectively, as of March 31, 2021 and $56.2 million and $148.2 million, respectively, as of December 31, 2020.

Amortization of acquired below-market leases, net of acquired above-market leases resulted, in additional rental income of $2.4 million for the three months ended March 31, 2021 and $2.2 million for the same period in 2020.

Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.1 million for the three months ended March 31, 2021, and $2.0 million for the same period in 2020.

The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2021 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2021(1)	$7,891	$(860)	$(5,576)
2022	10,449	(803)	(5,962)
2023	10,404	(695)	(4,822)
2024	10,168	(631)	(4,335)
2025	9,995	(452)	(3,702)
2026	9,660	(434)	(3,466)
(1) Remainder of 2021.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2021 and December 31, 2020.

		Interest Rate at	March 31,	December 31,
(Amounts in thousands)	Maturity	March 31, 2021	2021	2020
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	1.72%	$28,930	$28,930
Westfield (One Lincoln Plaza)(1)	5/24/2022	1.72%	4,730	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	1.72%	55,340	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	2.02%	28,448	28,586
Watchung(2)	11/15/2024	2.02%	26,484	26,613
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	2.02%	25,049	25,172
Total variable rate debt			168,981	169,371
Fixed rate
Bergen Town Center - West, Paramus	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	10,189	10,351
Jersey City (Hudson Mall)	12/1/2023	5.07%	22,713	22,904
Yonkers Gateway Center	4/6/2024	4.16%	28,058	28,482
Brick	12/10/2024	3.87%	50,000	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Las Catalinas	2/1/2026	4.43%	126,759	127,669
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	23,270	23,381
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Brooklyn (Kingswood Center)	2/6/2028	5.07%	71,475	71,696
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Montehiedra	6/1/2030	5.00%	80,712	81,141
Montclair	8/15/2030	3.15%	7,250	7,250
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco	11/15/2034	6.40%	12,813	12,952
Total fixed rate debt			1,425,439	1,428,026
	Total mortgages payable		1,594,420	1,597,397
	Unamortized debt issuance costs		(9,442)	(9,865)
Total mortgages payable, net of unamortized debt issuance costs			1,584,978	1,587,532
(1)Bears interest at one month LIBOR plus 160 bps.
(2)Bears interest at one month LIBOR plus 190 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of March 31, 2021. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2021, we were in compliance with all debt covenants.

As of March 31, 2021, the principal repayments of the Company’s total outstanding debt for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2021(1)	$11,538
2022	103,586
2023	349,814
2024	163,720
2025	40,946
2026	230,694
Thereafter	694,122
(1) Remainder of 2021.

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

No amounts were drawn or outstanding under the Agreement as of March 31, 2021 or December 31, 2020, respectively. Financing costs associated with executing the Agreement of $3.1 million and $3.3 million as of March 31, 2021 and December 31, 2020, respectively, are included in deferred financing costs, net in the consolidated balance sheets.

Mortgage on Las Catalinas Mall
In April 2020, we notified the servicer of the $129 million non-recourse mortgage loan on Las Catalinas Mall in Puerto Rico that cash flow would be insufficient to service the debt and that we were unwilling to fund the shortfalls. In December 2020, the non-recourse mortgage loan on Las Catalinas Mall was modified to convert the mortgage from an amortizing 4.43% loan to interest only payments, starting at 3.00% in 2021 and increasing 50 basis points annually until returning to 4.43% in 2024 and thereafter, and to include the ability for the Company to repay the loan at a discounted value of $72.5 million, beginning in August 2023 through the extended maturity date of February 2026. We have accrued interest of $5.4 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2021. We incurred $1.2 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under ASC 470-60 Troubled Debt Restructurings.

Mortgage on The Outlets at Montehiedra
The Company has provided a $12.5 million limited corporate guarantee of the mortgage secured by Montehiedra that is triggered only if any of the following events occur: (1) certain reserve accounts were not funded as of a specified date (which funding did occur in full at closing), (2) the lease to Sears Holding Corporation (“Kmart”) at Montehiedra is terminated for any reason or (3) the Kmart lease is materially amended and a debt service coverage ratio falls below a specified threshold. In February 2021, Kmart announced that it would be closing the store related to such lease, but it is not yet evident whether the lease will be terminated or amended. No triggering events have occurred that would require the release of the guarantee and the tenant has lease obligations through 2023. The guarantee would be released should certain financial metrics at Montehiedra be achieved even if the Kmart box remains vacant. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately six years based on the scheduled amortization.

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

For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the three months ended March 31, 2021 and 2020, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s taxable REIT subsidiary (“TRS”), and the Company’s TRS is subject to federal, state and local income taxes. These income taxes are included in the income tax expense in the consolidated statements of income.
During the three months ended March 31, 2021, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of the Company’s Puerto Rico operating activities. For the three months ended March 31, 2021 and 2020, the Puerto Rico income tax expense was $0.2 million and $0.1 million, respectively. All amounts for the three months ended March 31, 2021 and 2020 are included in income tax expense on the consolidated statements of income.
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

During the three months ended March 31, 2020 both Puerto Rico malls were special partnerships and subject to a 29% non-resident withholding tax on the net income from operating activities allocated to the Operating Partnership.

8.     LEASES

All rental revenue was generated from operating leases for the three months ended March 31, 2021 and March 31, 2020, respectively. The components of rental revenue for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Rental Revenue
Fixed lease revenue	$65,653	$69,097
Variable lease revenue	28,966	23,903
Total rental revenue	$94,619	$93,000

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2021 and December 31, 2020.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair values of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of March 31, 2021 and December 31, 2020.

	As of March 31, 2021		As of December 31, 2020
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$324,508	$324,508	$384,572	$384,572
Liabilities:
Mortgages payable(1)	$1,594,420	$1,610,513	$1,597,397	$1,611,868
(1) Carrying amounts exclude unamortized debt issuance costs of $9.4 million and $9.9 million as of March 31, 2021 and December 31, 2020, respectively.
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
No impairment charges were recognized during the three months ended March 31, 2021 or March 31, 2020.

10.     COMMITMENTS AND CONTINGENCIES
There are various legal actions against us in the ordinary course of business. After consultation with legal counsel, we have concluded that the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Redevelopment
As of March 31, 2021, we had approximately $121.1 million of active development, redevelopment and anchor repositioning projects under way, of which $81.7 million remains to be funded. Further, while we have identified future projects in our development pipeline, we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions.

Insurance
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.8 million on our consolidated balance sheets as of both March 31, 2021 and December 31, 2020, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
Many of our tenants have faced adverse financial consequences from reduced business operations and social distancing requirements resulting from the COVID-19 pandemic. As of March 31, 2021, substantially all of our portfolio's gross leasable area was open for business and the Company collected approximately 93% of rental revenue for the first quarter of 2021. Since the pandemic was declared in 2020, the Company has granted rent concessions and other lease-related relief, such as rent deferrals, to certain impacted tenants. We evaluate rent relief requests on a case-by-case basis and not all requests are granted. Rent relief, deferral or abatements and tenant defaults on lease obligations, such as repayment of deferred rent may have a negative impact on our rental revenue and net income. As of March 31, 2021, the Company executed rent deferrals aggregating $8.2 million with a weighted average payback period of approximately 18 months. Additionally, as of March 31, 2021, the Company executed rent abatements aggregating $6.7 million.
The Company is not currently aware of any other loss contingencies related to the COVID-19 pandemic that would require recognition at this time, with the exception of abatements already discussed with tenants or tenant receivables that may not be collected.

Bankruptcies
Although our rental revenue is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases or square footage in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. Given the economic environment brought upon by COVID-19, certain tenants experienced liquidity or financial hardships and filed for Chapter 11 bankruptcy protection since the pandemic was declared. Although some of these tenants intend to exit the Chapter 11 bankruptcy process and resume operations, the outcomes of such proceedings are unknown and the Company is currently exploring leasing alternatives for these spaces.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2021	December 31, 2020
Other assets	$6,879	$5,953
Deferred tax asset, net	39,484	39,677
Deferred financing costs, net of accumulated amortization of $5,097 and $4,819, respectively	3,069	3,347
Finance lease right-of-use asset	2,724	2,724
Real estate held for sale	—	7,056
Prepaid expenses:
Real estate taxes	8,097	8,093
Insurance	7,888	1,583
Licenses/fees	2,057	1,878
Total Prepaid expenses and other assets	$70,198	$70,311

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2021	December 31, 2020
Dividend payable	$—	$55,905
Deferred tenant revenue	22,775	26,594
Accrued interest payable	9,423	11,095
Accrued capital expenditures and leasing costs	9,387	7,797
Security deposits	5,781	5,884
Finance lease liability	2,996	2,993
Accrued payroll expenses	3,098	5,797
Other liabilities and accrued expenses	18,285	16,915
Total accounts payable, accrued expenses and other liabilities	$71,745	$132,980

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense in the consolidated statements of income:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Interest expense	$14,070	$16,469
Amortization of deferred financing costs	757	706
Total Interest and debt expense	$14,827	$17,175

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
During the three months ended March 31, 2021, no shares were repurchased by the Company. During the three months ended March 31, 2020, the Company repurchased 4.5 million common shares at a weighted average share price of $9.61 under this program, for a total of $42.8 million.

Dividends and Distributions
During the three months ended March 31, 2021 and March 31, 2020, the Company declared distributions on common shares and OP units of $0.15 and $0.22 per share/unit, respectively.
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
The total of the OP units and LTIP units represent a 4.2% weighted-average interest in the Operating Partnership for the three months ended March 31, 2021. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.
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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Share-based compensation expense components:
Restricted share expense	$178	$260
Stock option expense	413	868
LTIP expense(1)	1,130	1,183
Performance-based LTI expense(2)	956	915
Deferred share unit (“DSU”) expense	6	22
Total Share-based compensation expense	$2,683	$3,248
(1) LTIP expense includes the time-based portion of the 2018, 2019, 2020 and 2021 LTI Plans.
(2) Performance-based LTI expense includes the 2017 OPP plan and the performance-based portion of the 2018, 2019, 2020 and 2021 LTI Plans.

Equity award activity during the three months ended March 31, 2021 included: (i) 273,615 LTIP units granted, (ii) 32,618 restricted shares vested, (iii) 17,933 restricted shares granted and (iv) 1,142 restricted shares forfeited.

2021 Long-Term Incentive Plan
On February 10, 2021, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2021 Long-Term Incentive Plan (“2021 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-half of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (one-half of the program). The total grant date fair value under the 2021 LTI Plan was $7.8 million comprising both performance-based and time-based awards as described further below:

Performance-based awards
For the performance-based awards under the 2021 LTI Plan, participants, have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period (the “Performance Period”) beginning on February 10, 2021 and ending on February 9, 2024. The Company granted performance-based awards under the 2021 LTI Plan that represent 398,977 LTIP Units. The fair value of the performance-based award portion of the 2021 LTI Plan on the date of grant was $3.9 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise.
Under the Absolute TSR component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 16 companies. Under the Relative TSR Component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if in between such relative and absolute TSR thresholds.

Time-based awards
The time-based awards granted under the 2021 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. As of March 31, 2021, the Company granted time-based awards under the 2021 LTI Plan that represent 273,615 LTIP units with a grant date fair value of $3.9 million.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2021	2020
Numerator:
Net income attributable to common shareholders	$19,920	$48,980
Less: Earnings allocated to unvested participating securities	(12)	(34)
Net income available for common shareholders - basic	$19,908	$48,946
Impact of assumed conversions:
OP and LTIP units	—	—
Net income available for common shareholders - dilutive	$19,908	$48,946

Denominator:
Weighted average common shares outstanding - basic	116,956	120,966
Effect of dilutive securities(1):
Restricted share awards	68	85
Assumed conversion of OP and LTIP units	—	—
Weighted average common shares outstanding - diluted	117,024	121,051

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.17	$0.40
Earnings per common share - Diluted	$0.17	$0.40
(1) For the three months ended March 31, 2021 and 2020, respectively, the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2021	2020
Numerator:
Net income attributable to unitholders	$20,795	$51,288
Less: net income attributable to participating securities	(12)	(34)
Net income available for unitholders	$20,783	$51,254

Denominator:
Weighted average units outstanding - basic	120,763	125,844
Effect of dilutive securities issued by Urban Edge	68	85
Unvested LTIP units	1,335	826
Weighted average units outstanding - diluted	122,166	126,755

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.17	$0.41
Earnings per unit - Diluted	$0.17	$0.40

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including (a) the effectiveness or lack of effectiveness of governmental relief in providing assistance to individuals adversely impacted by the COVID-19 pandemic, and to large and small businesses, particularly our retail tenants, that have suffered significant declines in revenues as a result of mandatory business shut-downs, “shelter-in-place” or “stay-at-home” orders and social distancing practices, (b) the duration of any such orders or other formal recommendations for social distancing, and the speed and extent to which revenues of our retail tenants recover following the lifting of any such orders or recommendations, (c) the potential impact of any such events on the obligations of the Company’s tenants to make rent and other payments or honor other commitments under existing leases, (d) the potential adverse impact on returns from redevelopment projects, and (e) the broader impact of the severe economic contraction and increase in unemployment that has occurred in the short term, and negative consequences that will occur if these trends are not quickly reversed; (ii) the loss or bankruptcy of major tenants, particularly in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant, particularly, in light of the adverse impact to the financial health of many retailers that has occurred and continues to occur as a result of the COVID-19 pandemic and the significant uncertainty as to when and under which conditions potential tenants will be able to operate physical retail locations in the future; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as a disruption of, or lack of access to the capital markets, as well as the recent significant decline in the Company’s share price from prices prior to the spread of the COVID-19 pandemic; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR after 2021; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; and (xv) the loss of key executives. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2021, Urban Edge owned approximately 95.6% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.
As of March 31, 2021, our portfolio consisted of 70 shopping centers, five malls and two industrial parks totaling approximately 16.2 million square feet.
Critical Accounting Policies and Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 contains a description of our critical accounting policies, including accounting for real estate, leases and revenue recognition. For the three months ended March 31, 2021, there were no material changes to these policies.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. The current COVID-19 pandemic has increased volatility and uncertainty and has created significant economic disruption in many markets. Vaccinations for the COVID-19 virus have begun to be widely distributed among the general U.S. population, which has loosened restrictions previously mandated on our tenants identified as nonessential; however the potential emergence of vaccine-resistant variants of COVID-19 may trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements. The long-term consequences of the various restrictions taken during the pandemic on consumer behavior is currently unknown. Specifically, the revenue and sales volume for certain tenants identified as nonessential may decline significantly as demand for their services and products declines potentially longer term. We are actively managing our business to respond to the ongoing economic and social impact and uncertainty relating to the COVID-19 pandemic; however, our future near term and potentially longer term results of operations may be significantly adversely affected. See “Pandemic-Related Contingencies” under Liquidity and Capital Resources and “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Net income	$20,716	$51,288
FFO applicable to diluted common shareholders(1)	31,759	34,794
NOI(2)	53,579	57,669
Same-property NOI(2)	51,303	54,126
(1) Refer to page 32 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 31 for a reconciliation to the nearest GAAP measure.

Development/Redevelopment Activity
The Company has twelve active development, redevelopment or anchor repositioning projects with total estimated costs of $121.1 million, of which $39.4 million (or 33%) has been incurred and $81.7 million remains to be funded as of March 31, 2021. We plan on generating additional income from our existing assets by redeveloping underutilized existing space, developing new space and pad sites, repositioning anchors, and incorporating non-retail uses such as industrial, self-storage, office and other uses. We continue to monitor the stabilization dates of these projects as a result of the impact of the COVID-19 pandemic on our tenants and vendors. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions.

Acquisition/Disposition Activity
During the three months ended March 31, 2021, we disposed of one property and one property parcel and received proceeds of $23.6 million, net of selling costs, resulting in $11.7 million net gain on sale of real estate.
No properties were acquired during the three months ended March 31, 2021. However, we continue to monitor the market for potential acquisitions that meet our investment criteria.
Equity Activity
Equity award activity during the three months ended March 31, 2021 included: (i) 273,615 LTIP units granted, (ii) 32,618 restricted shares vested, (iii) 17,933 restricted shares granted and (iv) 1,142 restricted shared forfeited. Refer to Note 15 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the Company’s equity award activity.
On February 10, 2021, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2021 Long-Term Incentive Plan (“2021 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-half of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (one-half of the program). The total grant date fair value under the 2021 LTI Plan was $7.8 million comprising both performance-based and time-based awards. During the three months ended March 31, 2021, the Company issued 398,977 performance-based LTIP units and 273,615 time-based LTIP units, respectively, in connection with the 2021 LTI Plan.

Comparison of the Three Months Ended March 31, 2021 to March 31, 2020
Net income for the three months ended March 31, 2021 was $20.7 million, compared to net income of $51.3 million for the three months ended March 31, 2020. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended March 31, 2021 as compared to the same period of 2020:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020	$ Change
Total revenue	$95,661	$93,360	$2,301
Property operating expenses	20,291	14,537	5,754
General and administrative	8,668	9,847	(1,179)
Gain on sale of real estate	11,722	39,775	(28,053)
Interest and debt expense	14,827	17,175	(2,348)
Total revenue increased by $2.3 million to $95.7 million in the first quarter of 2021 from $93.4 million in the first quarter of 2020. The increase is primarily attributable to:
•$3.5 million increase as a result of property acquisitions net of dispositions;
•$2.5 million increase in tenant reimbursement income due to higher common area maintenance expenses; and
•$1.1 million net increase in lease termination income and other income, partially offset by
•$0.5 million decrease in rental revenue deemed uncollectible;
•$3.4 million net decrease in property rentals due to lease terminations and modifications, offset by rent commencements and contractual rent increases; and
•$0.9 million increase in write-offs of receivables arising from the straight-lining of rents in connection with leases recognized on a cash basis.
Property operating expenses increased by $5.8 million to $20.3 million in the first quarter of 2021 from $14.5 million in the first quarter of 2020. The increase is primarily attributable to:
•$4.0 million increase in common area maintenance expenses primarily related to snow removal; and
•$1.8 million increase as a result of property acquisitions net of dispositions.
General and administrative expenses decreased by $1.2 million to $8.7 million in the first quarter of 2021 from $9.8 million in the first quarter of 2020. The decrease is primarily attributable to:
•$0.6 million decrease in share-based compensation expense due to vesting of prior period awards; and
•$0.6 million decrease in salary and bonus related expenses.
We recognized a gain on sale of real estate of $11.7 million in the first quarter of 2021 due to the sale of one property in East Hanover, NJ and a portion of a property in Lodi, NJ. We recognized a gain on sale of real estate of $39.8 million in the first quarter of 2020 due to the sale of three operating properties.
Interest and debt expense decreased by $2.3 million to $14.8 million in the first quarter of 2021 from $17.2 million in the first quarter of 2020. The decrease is primarily attributable to:
•$1.5 million decrease as a result of the troubled debt restructuring of the mortgage secured by Las Catalinas Mall in Puerto Rico in December 2020;
•$0.6 million decrease on variable-rate debt due to lower interest rates; and
•$0.2 million of interest in in the first quarter of 2020 resulting from the $250 million draw on our revolving credit agreement in March 2020. All borrowings were repaid in November 2020.

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

Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 71 properties for the three months ended March 31, 2021 and 2020. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI decreased by $2.8 million, or 5.2%, for the three months ended March 31, 2021, compared to the three months ended March 31, 2020.

The following table reconciles net income to NOI and same-property NOI for the three months ended March 31, 2021 and 2020, respectively.

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Net income	$20,716	$51,288
Management and development fee income from non-owned properties	(365)	(314)
Other (income) expense	(246)	255
Depreciation and amortization	22,875	23,471
General and administrative expense	8,668	9,847
Gain on sale of real estate	(11,722)	(39,775)
Interest income	(136)	(1,683)
Interest and debt expense	14,827	17,175
Income tax expense	235	100
Non-cash revenue and expenses	(1,273)	(2,695)
NOI(1)	53,579	57,669
Adjustments:
Non-same property NOI(2)	(1,801)	(3,540)
Tenant bankruptcy settlement income and lease termination income	(475)	(3)
Same-property NOI	$51,303	$54,126
NOI related to properties being redeveloped	869	1,278
Same-property NOI including properties in redevelopment	$52,172	$55,404
(1) We have historically defined this metric as “Cash NOI.” There have been no changes to the calculation.
(2) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired or disposed in the period.

Funds From Operations
FFO was $31.8 million for the three months ended March 31, 2021 compared to $34.8 million for the three March 31, 2020.
We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (“Nareit”) definition. Nareit defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable real estate and land when connected to the main business of a REIT, impairments on depreciable real estate or land related to a REIT's main business, and rental property depreciation and amortization expense. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period to period both internally and among our peers because this non-GAAP measure excludes net gains on sales of depreciable real estate, real estate impairment losses, rental property depreciation and amortization expense which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. We believe the presentation of comparable period operating results generated from FFO provides useful information to investors because the definition excludes items included in net income that do not relate to or are not indicative of our operating and financial performance, such as depreciation and amortization related to real estate, and items which can make periodic and peer analyses of operating and financial performance more difficult, such as gains (or losses) from sales of depreciable real estate and land when connected to the main business of a REIT and impairments on depreciable real estate or land related to a REIT's main business. FFO does not represent cash flows from operating activities in accordance with GAAP, should not be considered an alternative to net income as an indication of our performance, and is not indicative of cash flow as a measure of liquidity or our ability to make cash distributions. FFO may not be comparable to similarly titled measures employed by others.

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Net income	$20,716	$51,288
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(875)	(2,308)
Consolidated subsidiaries	79	—
Net income attributable to common shareholders	19,920	48,980
Adjustments:
Rental property depreciation and amortization	22,686	23,281
Gain on sale of real estate	(11,722)	(39,775)
Limited partnership interests in operating partnership(1)	875	2,308
FFO applicable to diluted common shareholders	$31,759	$34,794
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented.

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.15 per common share and OP unit for the first quarter of 2021, or an annual rate of $0.60. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depends on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, uncertainties related to the COVID-19 pandemic and other factors.

Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. The COVID-19 pandemic has had an adverse impact on our short-term cash flow by negatively impacting our tenants’ ability to pay rent. As of April 29, 2021, the Company collected 95% of rental revenue for the first quarter of 2021, compared with 95%, 90% and 82% for the fourth, third and second quarter of 2020, respectively. We continue to monitor significant longer term adverse impacts on our cash flow and financial condition related to the COVID-19 pandemic. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales.
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
At March 31, 2021, we had cash and cash equivalents, including restricted cash, of $377 million and no amounts drawn on our $600 million revolving credit agreement, which matures on January 29, 2024.

The Company continues to monitor the COVID-19 pandemic and its impact on our overall liquidity position and outlook. The ultimate impact that COVID-19 may have on our operational and financial performance over the next 12 months is currently uncertain and will depend on many factors, including without limitation, its magnitude and duration and the adverse financial impact on our tenants from reduced business operations and social distancing requirements, which may impact tenants’ ability to generate sales at sufficient levels to cover operating costs such as rent. Our ability to utilize amounts available under our revolving credit facility in the future will depend on our continued compliance with the applicable financial covenants and other terms of our revolving credit agreement, which may be impacted by failure of tenants to pay rent. We have no debt scheduled to mature until the second quarter of 2022. We currently believe that cash on hand, available revolving credit and general ability to access the capital markets, should be sufficient to finance our operations and fund our debt service requirements and capital expenditures over the next 12 months.

On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA”) was enacted into law as the third set of legislation aimed at assisting individuals and businesses during the COVID-19 pandemic. Among other things, the ARPA extends several of the relief measures enacted as a part of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") and the Consolidated Appropriations Act, 2021, enacted on March 27, 2020 and December 27, 2020, respectively. Each set of legislation contains substantial tax-and-spending packages intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The Company has not applied for or received any loans authorized under this legislation; however, the Company may avail itself of certain tax provisions within the legislation that may be used to reduce taxable income or other tax obligations.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $376.9 million at March 31, 2021, compared to $419.3 million at December 31, 2020 and $642.6 million at March 31, 2020, a decrease of $42.3 million and $265.7 million, respectively. Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020	$ Change
Net cash provided by operating activities	$18,825	$20,796	$(1,971)
Net cash provided by (used in) investing activities	15,398	(44,268)	59,666
Net cash (used in) provided by financing activities	(76,556)	180,979	(257,535)
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $18.8 million for the three months ended March 31, 2021 decreased by $2.0 million from $20.8 million as of March 31, 2020, due to the timing of cash receipts and the deferral of payments by tenants impacted by the COVID-19 pandemic, including the impact of recovery income.
Investing Activities
Net cash flow provided by or used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash provided by investing activities of $15.4 million for the three months ended March 31, 2021, increased by $59.7 million compared to net cash used in investing activities of $44.3 million for the three months ended March 31, 2020 primarily due to (i) $92.1 million decrease in cash used in the acquisition of real estate, partially offset by (ii) $31.2 million decrease in cash provided by the sale of properties and (iii) $1.3 million increase in cash used for real estate development and capital improvements at existing properties.

Financing Activities
Net cash flow provided by or used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $76.6 million for the three months ended March 31, 2021, decreased by $257.5 million from cash provided by financing activities of $181.0 million for the three months ended March 31, 2020 primarily due to (i) $250.0 million of cash borrowings provided under the Company’s revolving credit agreement in March 2020, (ii) $46.2 million increase in cash distributions to partners, and (iii) $0.7 million increase in debt repayments, partially offset by (iv) $38.7 million of cash paid to repurchase common shares in 2020, (v) $0.5 million of cash contributed by noncontrolling interests in 2021, and (vi) $0.1 million decrease in tax withholdings on vested restricted stock.
Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rates as of March 31, 2021.

(Amounts in thousands)	Principal balance at March 31, 2021	Weighted Average Interest Rate at March 31, 2021
Mortgages payable:
Fixed rate debt	$1,425,439	4.16%
Variable rate debt(1)	168,981	1.86%
Total mortgages payable	1,594,420	3.92%
Unamortized debt issuance costs	(9,442)
Total mortgages payable, net of unamortized debt issuance costs	$1,584,978
(1) As of March 31, 2021, $80.0 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $89 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of March 31, 2021. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2021, we were in compliance with all debt covenants.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. On July 29, 2019, we entered into a second amendment to the Agreement to extend the maturity date to January 29, 2024 with two six-month extension options. Company borrowings under the Agreement are subject to interest at LIBOR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to increase if our leverage ratio increases above predefined thresholds. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts had been drawn under the Agreement as of March 31, 2021.

On June 3, 2020, we amended the Agreement to, among other things, modify certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter period annualized. Under the Agreement, our financial covenants are generally measured using operating results of a trailing four-quarter period from the prior trailing four-quarter period, including the maximum leverage ratio, which measures our asset value based on net operating income, as defined in the Agreement. Net operating income is defined, in part, based on rents and other revenues received in the ordinary course of business from our properties. We currently believe that with our cash on hand, we will have sufficient resources to finance our operations and fund our debt service requirements and capital expenditures for at least the next twelve months.

In the event that LIBOR is discontinued, the interest rates for our debt following such event will be based on either alternate base rates or agreed upon replacement rates. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, although it could result in higher interest rates.

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020
Capital expenditures:
Development and redevelopment costs	$5,323	$4,188
Capital improvements	2,205	1,469
Tenant improvements and allowances	272	881
Total capital expenditures	$7,800	$6,538

As of March 31, 2021, we had approximately $121.1 million of active redevelopment, development and anchor repositioning projects at various stages of completion, a decrease of $11.3 million from $132.4 million of projects as of December 31, 2020. We have advanced these projects and incurred $2.5 million of additional spend since December 31, 2020. We anticipate spending an additional $81.7 million to complete these projects, which we expect to occur over the next six to eighteen months depending on any restrictions on construction activity. We expect to fund these projects using cash on hand, proceeds from dispositions, or from secured debt.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.8 million on our consolidated balance sheets as of both March 31, 2021 and December 31, 2020, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Pandemic-Related Contingencies
Many of our tenants faced adverse financial consequences from reduced business operations and social distancing requirements resulting from the COVID-19 pandemic. As of March 31, 2021, substantially all of our portfolio's gross leasable area was open for business and the Company collected approximately 93% of rental revenue for the first quarter of 2021. Since the pandemic was declared in 2020, the Company has granted rent concessions and other lease-related relief, such as rent deferrals, to certain impacted tenants. We evaluate rent relief requests on a case-by-case basis and not all requests are granted. Rent relief, deferral or abatements and tenant defaults on lease obligations, such as repayment of deferred rent may have a negative impact on our rental revenue and net income. As of April 29, 2021, we have executed or approved an approximate total of 120 rent deferrals for an aggregate deferral amount of $9.8 million.
The following table sets forth information as of March 31, 2021 regarding the collection status of quarterly billings from the first quarter of 2021:

(in thousands)	Three Months Ended March 31, 2021
Tenant Type	Tenant Billings	% Collected
National	$66,485	96%
Regional	8,861	90%
Mom and pop	6,595	74%
Local franchise	5,374	82%
Temporary	1,661	75%
Total portfolio	$88,976	93%
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

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of March 31, 2021 or December 31, 2020.

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

	2021					2020
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate mortgages	168,981		1.86%	1,690		$169,371		1.90%
Fixed rate mortgages	1,425,439		4.16%	—	(2)	1,428,026		4.16%
	$1,594,420	(1)		$1,690		$1,597,397	(1)
(1) Excludes unamortized debt issuance costs of $9.4 million and $9.9 million as of March 31, 2021 and December 31, 2020, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $14.3 million based on outstanding balances as of March 31, 2021.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2021, we did not have any material hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2021, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks

As of March 31, 2021, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2021 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2021, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A.    RISK FACTORS
Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 17, 2021.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program(1)
January 1, 2021 - January 31, 2021	421	$12.61	—	$145,900,000
February 1, 2021 - February 28, 2021	11,890	16.73	—	$145,900,000
March 1, 2021 - March 31, 2021	—	—	—	$145,900,000
	12,311	$16.59	—
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

Date: May 3, 2021

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: May 3, 2021