Form 10-Q
period 2021-09-30
Urban Edge Properties; Urban Edge Properties LP
filed 2021-11-03
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 29, 2021, Urban Edge Properties had 117,137,788 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2021

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2021 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of September 30, 2021, UE owned an approximate 96% ownership interest in UELP. The remaining approximate 4% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Real estate, at cost:
Land	$557,890	$568,662
Buildings and improvements	2,364,061	2,326,450
Construction in progress	108,915	44,689
Furniture, fixtures and equipment	7,519	7,016
Total	3,038,385	2,946,817
Accumulated depreciation and amortization	(768,329)	(730,366)
Real estate, net	2,270,056	2,216,451
Operating lease right-of-use assets	75,654	80,997
Cash and cash equivalents	268,952	384,572
Restricted cash	53,840	34,681
Tenant and other receivables	18,178	15,673
Receivable arising from the straight-lining of rents	61,444	62,106
Identified intangible assets, net of accumulated amortization of $37,582 and $37,009, respectively	50,719	56,184
Deferred leasing costs, net of accumulated amortization of $16,915 and $16,419, respectively	17,413	18,585
Prepaid expenses and other assets	65,565	70,311
Total assets	$2,881,821	$2,939,560

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,573,702	$1,587,532
Operating lease liabilities	70,071	74,972
Accounts payable, accrued expenses and other liabilities	94,514	132,980
Identified intangible liabilities, net of accumulated amortization of $83,596 and $71,375, respectively	128,479	148,183
Total liabilities	1,866,766	1,943,667
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,137,788 and 117,014,317 shares issued and outstanding, respectively	1,170	1,169
Additional paid-in capital	997,085	989,863
Accumulated deficit	(31,968)	(39,467)
Noncontrolling interests:
Operating partnership	40,006	38,456
Consolidated subsidiaries	8,762	5,872
Total equity	1,015,055	995,893
Total liabilities and equity	$2,881,821	$2,939,560

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Rental revenue	$105,985	$75,359	$294,257	$241,624
Management and development fees	280	404	911	1,003
Other income	574	75	1,338	190
Total revenue	106,839	75,838	296,506	242,817
EXPENSES
Depreciation and amortization	23,171	22,888	68,534	69,658
Real estate taxes	15,862	14,916	47,826	44,778
Property operating	15,692	13,436	51,874	39,867
General and administrative	10,134	8,700	28,286	36,600
Casualty and impairment loss	372	—	372	—
Lease expense	3,164	3,415	9,665	10,200
Total expenses	68,395	63,355	206,557	201,103
Gain on sale of real estate	6,926	—	18,648	39,775
Interest income	77	282	303	2,387
Interest and debt expense	(14,638)	(18,136)	(44,193)	(53,884)
Gain on extinguishment of debt	—	—	—	34,908
Income (loss) before income taxes	30,809	(5,371)	64,707	64,900
Income tax (expense) benefit	(704)	(459)	(905)	13,103
Net income (loss)	30,105	(5,830)	63,802	78,003
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(1,149)	225	(2,608)	(3,373)
Consolidated subsidiaries	(1,190)	—	(961)	—
Net income (loss) attributable to common shareholders	$27,766	$(5,605)	$60,233	$74,630

Earnings (loss) per common share - Basic:	$0.24	$(0.05)	$0.51	$0.63
Earnings (loss) per common share - Diluted:	$0.24	$(0.05)	$0.51	$0.63
Weighted average shares outstanding - Basic	117,087	116,625	117,009	118,033
Weighted average shares outstanding - Diluted	117,137	116,625	122,212	118,111

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2020	116,701,311	$1,166	$984,933	$1,012	$39,575	$424	$1,027,110
Net loss attributable to common shareholders	—	—	—	(5,605)	—	—	(5,605)
Net loss attributable to noncontrolling interests	—	—	—	—	(225)	—	(225)
Limited partnership interests:
Reallocation of noncontrolling interests	—	—	1,866	—	(1,866)	—	—
Share-based compensation expense	—	—	637	—	1,967	—	2,604
Balance, September 30, 2020	116,701,311	$1,166	$987,436	$(4,593)	$39,451	$424	$1,023,884

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2021	117,137,337	$1,170	$990,255	$(42,157)	$43,568	$6,154	$998,990
Net income attributable to common shareholders	—	—	—	27,766	—	—	27,766
Net income (loss) attributable to noncontrolling interests	—	—	—	—	1,149	1,190	2,339
Limited partnership interests:
Units redeemed for common shares	—	—	—	—	(6,302)	—	(6,302)
Reallocation of noncontrolling interests	—	—	6,302	—	—	—	6,302
Common shares issued	451	—	21	(20)	—	—	1
Dividends to common shareholders ($0.15 per share)	—	—	—	(17,557)	—	—	(17,557)
Distributions to redeemable NCI ($0.15 per unit)	—	—	—	—	(711)	—	(711)
Contributions from noncontrolling interests	—	—	—	—	—	1,418	1,418
Share-based compensation expense	—	—	507	—	2,302	—	2,809
Balance, September 30, 2021	117,137,788	$1,170	$997,085	$(31,968)	$40,006	$8,762	$1,015,055

See notes to consolidated financial statements (unaudited).

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2019	121,370,125	$1,213	$1,019,149	$(52,546)	$46,536	$424	$1,014,776
Net income attributable to common shareholders	—	—	—	74,630	—	—	74,630
Net income attributable to noncontrolling interests	—	—	—	—	3,373	—	3,373
Limited partnership interests:
Units redeemed for common shares	1,279,389	11	8,617	—	—	—	8,628
Reallocation of noncontrolling interests	—	—	9,724	—	(18,352)	—	(8,628)
Common shares issued	53,193	1	234	(30)	—	—	205
Repurchase of common shares	(5,873,923)	(59)	(54,082)	—	—	—	(54,141)
Dividends to common shareholders ($0.22 per share)	—	—	—	(26,647)	—	—	(26,647)
Distributions to redeemable NCI ($0.22 per unit)	—	—	—	—	(1,314)	—	(1,314)
Share-based compensation expense	—	—	5,255	—	9,208	—	14,463
Share-based awards retained for taxes	(127,473)	—	(1,461)	—	—	—	(1,461)
Balance, September 30, 2020	116,701,311	$1,166	$987,436	$(4,593)	$39,451	$424	$1,023,884

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2020	117,014,317	$1,169	$989,863	$(39,467)	$38,456	$5,872	$995,893
Net income attributable to common shareholders	—	—	—	60,233	—	—	60,233
Net income attributable to noncontrolling interests	—	—	—	—	2,608	961	3,569
Limited partnership interests:
Units redeemed for common shares	100,000	—	840	—	(6,302)	—	(5,462)
Reallocation of noncontrolling interests	—	—	4,614	—	848	—	5,462
Common shares issued	36,533	1	308	(124)	—	—	185
Dividends to common shareholders ($0.45 per share)	—	—	—	(52,610)	—	—	(52,610)
Distributions to redeemable NCI ($0.45 per unit)	—	—	—	—	(2,152)	—	(2,152)
Contributions from noncontrolling interests	—	—	—	—	—	1,929	1,929
Share-based compensation expense	—	—	1,670	—	6,548	—	8,218
Share-based awards retained for taxes	(13,062)	—	(210)	—	—	—	(210)
Balance, September 30, 2021	117,137,788	$1,170	$997,085	$(31,968)	$40,006	$8,762	$1,015,055

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,802	$78,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,872	70,965
Gain on sale of real estate	(18,648)	(39,775)
Casualty and impairment loss	372	—
Gain on extinguishment of debt	—	(34,908)
Amortization of below market leases, net	(19,775)	(6,803)
Noncash lease expense	5,343	5,655
Straight-lining of rent	338	9,503
Share-based compensation expense	8,218	14,463
Change in operating assets and liabilities:
Tenant and other receivables	(2,505)	(2,812)
Deferred leasing costs	(1,735)	(1,110)
Prepaid expenses and other assets	512	(11,656)
Lease liabilities	(4,901)	(5,017)
Accounts payable, accrued expenses and other liabilities	(7,756)	(1,679)
Net cash provided by operating activities	93,137	74,829
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(46,447)	(18,266)
Acquisitions of real estate	(54,547)	(92,132)
Proceeds from sale of operating properties	34,482	54,402
Net cash used in investing activities	(66,512)	(55,996)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(14,324)	(87,567)
Dividends to common shareholders	(106,441)	(26,647)
Distributions to redeemable noncontrolling interests	(4,225)	(1,314)
Taxes withheld for vested restricted shares	(210)	(1,461)
Contributions from noncontrolling interests	1,929	—
Borrowings under unsecured credit facility	—	250,000
Proceeds from mortgage loan borrowings	—	90,250
Repurchase of common shares	—	(54,141)
Debt issuance costs	—	(2,298)
Proceeds related to the issuance of common shares	185	205
Net cash (used in) provided by financing activities	(123,086)	167,027
Net (decrease) increase in cash and cash equivalents and restricted cash	(96,461)	185,860
Cash and cash equivalents and restricted cash at beginning of period	419,253	485,136
Cash and cash equivalents and restricted cash at end of period	$322,792	$670,996

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $734 and $513, respectively	$44,424	$52,771
Cash payments for income taxes	5,077	482
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	32,600	7,330
Write-off of fully depreciated and impaired assets	5,336	10,748
Mortgage debt forgiven in refinancing	—	30,000
Assumption of debt through the acquisition of real estate	—	72,473
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$384,572	$432,954
Restricted cash at beginning of period	34,681	52,182
Cash and cash equivalents and restricted cash at beginning of period	$419,253	$485,136

Cash and cash equivalents at end of period	$268,952	$646,432
Restricted cash at end of period	53,840	24,564
Cash and cash equivalents and restricted cash at end of period	$322,792	$670,996

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	September 30,	December 31,
	2021	2020
ASSETS
Real estate, at cost:
Land	$557,890	$568,662
Buildings and improvements	2,364,061	2,326,450
Construction in progress	108,915	44,689
Furniture, fixtures and equipment	7,519	7,016
Total	3,038,385	2,946,817
Accumulated depreciation and amortization	(768,329)	(730,366)
Real estate, net	2,270,056	2,216,451
Operating lease right-of-use assets	75,654	80,997
Cash and cash equivalents	268,952	384,572
Restricted cash	53,840	34,681
Tenant and other receivables	18,178	15,673
Receivable arising from the straight-lining of rents	61,444	62,106
Identified intangible assets, net of accumulated amortization of $37,582 and $37,009, respectively	50,719	56,184
Deferred leasing costs, net of accumulated amortization of $16,915 and $16,419, respectively	17,413	18,585
Prepaid expenses and other assets	65,565	70,311
Total assets	$2,881,821	$2,939,560

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,573,702	$1,587,532
Operating lease liabilities	70,071	74,972
Accounts payable, accrued expenses and other liabilities	94,514	132,980
Identified intangible liabilities, net of accumulated amortization of $83,596 and $71,375, respectively	128,479	148,183
Total liabilities	1,866,766	1,943,667
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 117,137,788 and 117,014,317 units outstanding, respectively	998,255	991,032
Limited partners: 4,849,749 and 4,729,010 units outstanding, respectively	42,396	41,302
Accumulated deficit	(34,358)	(42,313)
Total partners’ capital	1,006,293	990,021
Noncontrolling interest in consolidated subsidiaries	8,762	5,872
Total equity	1,015,055	995,893
Total liabilities and equity	$2,881,821	$2,939,560

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Rental revenue	$105,985	$75,359	$294,257	$241,624
Management and development fees	280	404	911	1,003
Other income	574	75	1,338	190
Total revenue	106,839	75,838	296,506	242,817
EXPENSES
Depreciation and amortization	23,171	22,888	68,534	69,658
Real estate taxes	15,862	14,916	47,826	44,778
Property operating	15,692	13,436	51,874	39,867
General and administrative	10,134	8,700	28,286	36,600
Casualty and impairment loss	372	—	372	—
Lease expense	3,164	3,415	9,665	10,200
Total expenses	68,395	63,355	206,557	201,103
Gain on sale of real estate	6,926	—	18,648	39,775
Interest income	77	282	303	2,387
Interest and debt expense	(14,638)	(18,136)	(44,193)	(53,884)
Gain on extinguishment of debt	—	—	—	34,908
Income (loss) before income taxes	30,809	(5,371)	64,707	64,900
Income tax (expense) benefit	(704)	(459)	(905)	13,103
Net income (loss)	30,105	(5,830)	63,802	78,003
Less net income attributable to NCI in consolidated subsidiaries	(1,190)	—	(961)	—
Net income (loss) attributable to unitholders	$28,915	$(5,830)	$62,841	$78,003

Earnings (loss) per unit - Basic:	$0.24	$(0.05)	$0.52	$0.64
Earnings (loss) per unit - Diluted:	$0.24	$(0.05)	$0.51	$0.63
Weighted average units outstanding - Basic	120,903	120,618	120,839	122,332
Weighted average units outstanding - Diluted	121,987	120,618	122,212	123,174

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

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Deficit	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2021	117,137,337	$991,425	5,376,145	$46,396	$(44,985)	$6,154	$998,990
Net income attributable to unitholders	—	—	—	—	28,915	—	28,915
Net income attributable to noncontrolling interests	—	—	—	—	—	1,190	1,190
Common units issued as a result of common shares issued by Urban Edge	451	21	(526,396)	—	(20)	—	1
Equity redemption of OP units	—	—	—	(6,302)	—	—	(6,302)
Reallocation of noncontrolling interests	—	6,302	—	—	—	—	6,302
Distributions to Partners ($0.15 per unit)	—	—	—	—	(18,268)	—	(18,268)
Contributions from noncontrolling interests	—	—	—	—	—	1,418	1,418
Share-based compensation expense	—	507	—	2,302	—	—	2,809
Balance, September 30, 2021	117,137,788	$998,255	4,849,749	$42,396	$(34,358)	$8,762	$1,015,055
(2) Limited partners have a 4.0% common limited partnership interest in the Operating Partnership as of September 30, 2021 in the form of units of interest in the OP Units and LTIP units.

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

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Deficit	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2020	117,014,317	$991,032	4,729,010	$41,302	$(42,313)	$5,872	$995,893
Net income attributable to unitholders	—	—	—	—	62,841	—	62,841
Net income attributable to noncontrolling interests	—	—	—	—	—	961	961
Common units issued as a result of common shares issued by Urban Edge	36,533	309	220,739	—	(124)	—	185
Equity redemption of OP units	100,000	840	(100,000)	(6,302)	—	—	(5,462)
Reallocation of noncontrolling interests	—	4,614	—	848	—	—	5,462
Distributions to Partners ($0.45 per unit)	—	—	—	—	(54,762)	—	(54,762)
Contributions from noncontrolling interests	—	—	—	—	—	1,929	1,929
Share-based compensation expense	—	1,670	—	6,548	—	—	8,218
Share-based awards retained for taxes	(13,062)	(210)	—	—	—	—	(210)
Balance, September 30, 2021	117,137,788	$998,255	4,849,749	$42,396	$(34,358)	$8,762	$1,015,055
(2) Limited partners have a 4.0% common limited partnership interest in the Operating Partnership as of September 30, 2021 in the form of units of interest in the OP Units and LTIP units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,802	$78,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,872	70,965
Gain on sale of real estate	(18,648)	(39,775)
Casualty and impairment loss	372	—
Gain on extinguishment of debt	—	(34,908)
Amortization of below market leases, net	(19,775)	(6,803)
Noncash lease expense	5,343	5,655
Straight-lining of rent	338	9,503
Share-based compensation expense	8,218	14,463
Change in operating assets and liabilities:
Tenant and other receivables	(2,505)	(2,812)
Deferred leasing costs	(1,735)	(1,110)
Prepaid expenses and other assets	512	(11,656)
Lease liabilities	(4,901)	(5,017)
Accounts payable, accrued expenses and other liabilities	(7,756)	(1,679)
Net cash provided by operating activities	93,137	74,829
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(46,447)	(18,266)
Acquisitions of real estate	(54,547)	(92,132)
Proceeds from sale of operating properties	34,482	54,402
Net cash used in investing activities	(66,512)	(55,996)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(14,324)	(87,567)
Distributions to partners	(110,666)	(27,961)
Taxes withheld for vested restricted units	(210)	(1,461)
Borrowings under unsecured credit facility	—	250,000
Proceeds from mortgage loan borrowings	—	90,250
Repurchase of common shares	—	(54,141)
Debt issuance costs	—	(2,298)
Proceeds related to the issuance of common shares	185	205
Contributions from noncontrolling interests	1,929	—
Net cash (used in) provided by financing activities	(123,086)	167,027
Net (decrease) increase in cash and cash equivalents and restricted cash	(96,461)	185,860
Cash and cash equivalents and restricted cash at beginning of period	419,253	485,136
Cash and cash equivalents and restricted cash at end of period	$322,792	$670,996

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $734 and $513, respectively	$44,424	$52,771
Cash payments for income taxes	5,077	482
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	32,600	7,330
Write-off of fully depreciated and impaired assets	5,336	10,748
Mortgage debt forgiven in refinancing	—	30,000
Assumption of debt through the acquisition of real estate	—	72,473
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$384,572	$432,954
Restricted cash at beginning of period	34,681	52,182
Cash and cash equivalents and restricted cash at beginning of period	$419,253	$485,136

Cash and cash equivalents at end of period	$268,952	$646,432
Restricted cash at end of period	53,840	24,564
Cash and cash equivalents and restricted cash at end of period	$322,792	$670,996

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2021, Urban Edge owned approximately 96% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of September 30, 2021, our portfolio consisted of 68 shopping centers, five malls and two industrial parks totaling approximately 16.4 million square feet (“sf”), which is inclusive of a 95% controlling interest in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.
2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2021. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities Exchange Commission (“SEC”).
The consolidated balance sheets as of September 30, 2021 and December 31, 2020 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of September 30, 2021 and December 31, 2020, excluding the Operating Partnership, we consolidated two VIEs with total assets of $64.6 million and $43.6 million, respectively and total liabilities of $45.1 million and $31.5 million, respectively. The consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 include the consolidated accounts of the Company and the Operating Partnership. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.
Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers and malls. We do not distinguish from our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income as of September 30, 2021. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate — Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations that improve or extend the useful lives of assets are capitalized. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the property when completed. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to impairment expense. The capitalization period begins when redevelopment activities are under way and ends when the project is substantially complete. Depreciation is recognized on a straight-line basis over estimated useful lives which range from one to 40 years.

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

Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiations, less selling costs. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

Tenant and Other Receivables and Changes in Collectibility Assessment — Tenant receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Tenant receivables, and receivables arising from the straight-lining of rents, are written-off directly when management deems the collectibility of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight-lining of rents since lease commencement. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight-lining of rents, adjusting for the amount related to the period when the lease was accounted for on a cash basis.

Recently Issued Accounting Literature — Effective for the fiscal period beginning January 1, 2020, we adopted ASU 2016-13, Financial Instruments - Credit Losses (ASC 326): Measurement of Credit Losses. In connection with the adoption of ASU 2016-03, we also adopted (i) ASU 2018-19 Codification Improvements to ASC 326, Financial Instruments - Credit Losses, (ii) ASU 2019-04, Codification Improvements to ASC 326, Financial Statements - Credit Losses, Topic 815, Derivatives and Hedging and Topic 825, Financial Instruments, (iii) ASU 2019-05 Financial Instruments - Credit Losses (ASC 326): Targeted Transition Relief and (iv) ASU 2019-11 Codification Improvements to ASC 326, Financial Instruments - Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments and also modifies the impairment model with new methodology for estimating credits losses. In November 2018, the FASB issued ASU 2018-19 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, which included amendments to clarify receivables arising from operating leases are within the scope ASC 842 Leases. Due to the adoption of ASC 842 on January 1, 2019, the Company includes rental revenue deemed uncollectible as a reduction to rental revenue in "Rental revenue" in the consolidated statements of income. As of September 30, 2021, the Company did not have any material outstanding financial instruments. The adoption of ASU 2016-13 did not have a material impact to our consolidated financial statements and disclosures.

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

The Company makes this election on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. As of September 30, 2021, the Company has granted rent deferrals accounted under both the receivable approach by electing the Lease Modification Q&A and as modifications due to term extensions of the leases. The Company has also granted abatements accounted for under both the variable approach and as modifications due to the executed agreements including other rental term modifications, such as term extensions and substantial changes in cash flows. Refer to Note 10 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the nine months ended September 30, 2021 and 2020, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1)
					(in thousands)
August 10, 2021	601 Murray Road	East Hanover	NJ	88,000	$18,312
August 19, 2021	151 Ridgedale Avenue	East Hanover	NJ	187,000	37,759
				2021 Total	$56,071

February 12, 2020	Kingswood Center	Brooklyn	NY	130,000	$90,212
February 12, 2020	Kingswood Crossing	Brooklyn	NY	110,000	77,077
				2020 Total	$167,289
(1) The total purchase price for the properties acquired during the nine months ended September 30, 2021 and 2020 includes $0.6 million and $2.5 million, respectively, of transaction costs incurred related to the acquisitions.

The two industrial properties, acquired in August 2021, are adjacent to our existing 943,000 sf warehouse park in East Hanover, NJ. The acquisition of 151 Ridgedale Avenue was partially funded via a Section 1031 exchange (a “1031 exchange”) using cash proceeds from previous dispositions.

Kingswood Center and Kingswood Crossing, acquired in February 2020, are located along Kings Highway in the Midwood neighborhood of Brooklyn, NY and were funded via 1031 exchanges using cash proceeds from dispositions. Additionally, as part of the acquisition of Kingswood Center, the Company assumed a $65.5 million mortgage, which matures in 2028.

The aggregate purchase price of the above property acquisitions have been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	Debt premium	Total Purchase Price
(in thousands)
601 Murray Road	$2,075	$14,733	$1,722	$(218)	$—	$18,312
151 Ridgedale Avenue	2,990	35,509	—	(740)	—	37,759
2021 Total	$5,065	$50,242	$1,722	$(958)	$—	$56,071

Kingswood Center	$15,690	$76,766	$9,263	$(4,534)	$(6,973)	$90,212
Kingswood Crossing	8,150	64,159	4,768	—	—	77,077
2020 Total	$23,840	$140,925	$14,031	$(4,534)	$(6,973)	$167,289
(1) As of September 30, 2021, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2021 were 7.6 years and 1.4 years, respectively. The remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2020 were 8.1 years and 9.1 years, respectively.

Dispositions
During the nine months ended September 30, 2021, we disposed of three properties and one property parcel and received proceeds of $34.9 million, net of selling costs, resulting in an $18.6 million gain on sale of real estate. Of these dispositions completed during the nine months ended September 30, 2021, two were completed as a 1031 exchange with the acquisition of 151 Ridgedale Avenue, allowing for the deferral of capital gains from the sale for income tax purposes.
During the nine months ended September 30, 2020, we disposed of three properties and received proceeds of $58.1 million, net of selling costs, resulting in a $39.8 million net gain on sale of real estate. The sale of these properties were completed as 1031 exchanges with Kingswood Crossing as a result of the sales occurring within 180 days of the Company’s acquisition.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $50.7 million and $128.5 million, respectively, as of September 30, 2021 and $56.2 million and $148.2 million, respectively, as of December 31, 2020.

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $15.0 million and $19.8 million for the three and nine months ended September 30, 2021, respectively, and $2.3 million and $6.8 million for the same periods in 2020.

Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.2 million and $6.1 million for the three and nine months ended September 30, 2021, respectively, and $2.1 million and $6.3 million for the same periods in 2020.

On September 29, 2021, the Company entered into agreements to terminate our three remaining Kmart and Sears leases effective October 15, 2021. The modification of these leases resulted in accelerated amortization of the below-market intangible lease liabilities and in-place lease intangible assets of $12.5 million and $0.4 million, respectively.

The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2021 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2021(1)	$35,787	$(284)	$(1,886)
2022	7,223	(803)	(6,198)
2023	7,178	(695)	(5,057)
2024	6,942	(631)	(4,570)
2025	6,761	(452)	(3,922)
2026	6,383	(434)	(3,609)
(1) Remainder of 2021. Includes accelerated amortization of below-market leases of $33.5 million related to the leases with Kmart and Sears.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of September 30, 2021 and December 31, 2020.

		Interest Rate at
(Amounts in thousands)	Maturity	September 30, 2021	September 30, 2021	December 31, 2020
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	1.69%	$28,541	$28,930
Westfield (One Lincoln Plaza)(1)(3)	5/24/2022	1.69%	—	4,730
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	1.69%	54,595	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	1.99%	28,172	28,586
Watchung(2)	11/15/2024	1.99%	26,226	26,613
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	1.99%	24,803	25,172
Total variable rate debt			162,337	169,371
Fixed rate
Bergen Town Center - West, Paramus	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	9,864	10,351
Jersey City (Hudson Mall)	12/1/2023	5.07%	22,345	22,904
Yonkers Gateway Center	4/6/2024	4.16%	27,207	28,482
Brick	12/10/2024	3.87%	49,778	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Las Catalinas	2/1/2026	4.43%	124,897	127,669
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	23,055	23,381
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Brooklyn (Kingswood Center)	2/6/2028	5.07%	71,035	71,696
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Montehiedra	6/1/2030	5.00%	79,831	81,141
Montclair	8/15/2030	3.15%	7,250	7,250
Garfield	12/1/2030	4.14%	40,300	40,300
Mt Kisco	11/15/2034	6.40%	12,526	12,952
Total fixed rate debt			1,419,988	1,428,026
Total mortgages payable			1,582,325	1,597,397
	Unamortized debt issuance costs		(8,623)	(9,865)
Total mortgages payable, net			$1,573,702	$1,587,532
(1)Bears interest at one month LIBOR plus 160 bps.
(2)Bears interest at one month LIBOR plus 190 bps.
(3)Loan repaid in July 2021 in connection with the disposition of the property.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of September 30, 2021. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2021, we were in compliance with all debt covenants.

As of September 30, 2021, the principal repayments of the Company’s total outstanding debt for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2021(1)	$4,114
2022	98,915
2023	349,814
2024	163,720
2025	40,946
2026	230,694
Thereafter	694,122
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

On June 3, 2020, we entered into a third amendment to the Agreement, which among other things, modified certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter annualized. Company borrowings under the Agreement are subject to interest at LIBOR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to change. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x.

No amounts were drawn or outstanding under the Agreement as of September 30, 2021 or December 31, 2020, respectively. Financing costs associated with executing the Agreement of $2.5 million and $3.3 million as of September 30, 2021 and December 31, 2020, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

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

While it is possible we will be able to repay the loan at the discounted value, it is contingent upon certain factors including the future operating performance of the property as well as the ability to meet all required payments on the loan. Therefore, in accordance with ASC 470-60 Troubled Debt Restructurings, the Company did not recognize a gain at the time of the restructuring, as the future cash payments, including contingent payments, are greater than the carrying value of the mortgage payable.

We have accrued interest of $5.4 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of September 30, 2021. We incurred $1.2 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under ASC 470-60.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra (“Montehiedra”) in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately five years. As of September 30, 2021, the remaining exposure under the guarantee is $10.3 million. There was no separate liability recorded related to this guarantee.

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

For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the nine months ended September 30, 2021 and 2020, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s taxable REIT subsidiary (“TRS”), and the Company’s TRS is subject to federal, state and local income taxes. These income taxes are included in the income tax expense in the consolidated statements of income.
During the nine months ended September 30, 2021, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of the Company’s Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profit tax on the earnings and profits generated from its allocable share of the Company’s Puerto Rico operating activities and such tax is included in income tax expense in the consolidated statements of income. During the nine months ended September 30, 2020 the Company also had activities occurring in special partnerships subject to a Puerto Rico 29% non-resident withholding tax on the net income from operating activities allocated to the Operating Partnership.

During the nine months ended September 30, 2020, the Company completed a refinancing and legal entity restructuring transaction at The Outlets at Montehiedra in San Juan, PR, which resulted in a deferred tax asset, net of $13.1 million and recognized an accompanying income tax benefit on its consolidated statements of income. As a result, for the three and nine months ended September 30, 2020 the Company recorded an income tax benefit of $1.3 million and $14.8 million, respectively, which is included in income tax benefit (expense) in the consolidated statements of income.

For the tax year ended December 31, 2020, the Company recognized a gain on extinguishment of debt for U.S. federal income tax purposes and implemented various tax planning strategies to limit its impact on the Company’s overall U.S. federal taxable income. The strategies implemented resulted in the recognition of an estimated state and local income tax expense of $4.5 million for the REIT during the year ended December 31, 2020. During the nine months ended September 30, 2021, the Company refined the estimated state and local income tax accrued in 2020 and recognized an income tax benefit of $0.5 million.

For the three and nine months ended September 30, 2021, the Puerto Rico income tax expense was $0.7 million and $1.4 million, respectively and the REIT’s state and local income tax benefit was $0.5 million for the nine months ended September 30, 2021. There was no state and local income tax benefit recognized for the three months ended September 30, 2021. All amounts for the three and nine months ended September 30, 2021 and 2020 are included in income tax expense on the consolidated statements of income.
8.     LEASES

All rental revenue was generated from operating leases for the three and nine months ended September 30, 2021 and September 30, 2020, respectively. The components of rental revenue for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Rental Revenue
Fixed lease revenue(1)	$80,961	$53,396	$216,200	$174,141
Variable lease revenue	25,024	21,963	78,057	67,483
Total rental revenue	$105,985	$75,359	$294,257	$241,624
(1) Amount includes write-off of $12.5 million of below-market intangible liabilities related to the termination of the Kmart and Sears leases.

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
Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of September 30, 2021 and December 31, 2020.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings, which are provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair values of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of September 30, 2021 and December 31, 2020.

	As of September 30, 2021		As of December 31, 2020
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$268,952	$268,952	$384,572	$384,572
Liabilities:
Mortgages payable(1)	$1,582,325	$1,588,270	$1,597,397	$1,611,868
(1) Carrying amounts exclude unamortized debt issuance costs of $8.6 million and $9.9 million as of September 30, 2021 and December 31, 2020, respectively.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis

We assess the carrying value of our properties for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
No material impairment charges were recognized during the three and nine months ended September 30, 2021 or 2020.

10.     COMMITMENTS AND CONTINGENCIES
There are various legal actions against us in the ordinary course of business. After consultation with legal counsel, we have concluded that the outcome of such matters will not have a material adverse effect on our financial condition, results of operations, or cash flows.

Redevelopment and Anchor Repositioning
As of September 30, 2021, we had approximately $152.4 million of active development, redevelopment and anchor repositioning projects under way, of which $91.1 million remains to be funded. Further, while we have identified future projects in our development pipeline, we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions.
Termination of Kmart and Sears Leases
On September 29, 2021, the Company reached an agreement with Transform HoldCo LLC, the owner and operator of Kmart and Sears, to terminate its remaining leases at Bruckner Commons, Sunrise Mall and The Outlets at Montehiedra effective October 15, 2021. The Company recorded a $20 million accrual as of September 30, 2021, for the payment made on October 15, 2021, to recapture control of these spaces. As controlling these anchor spaces is a critical aspect of the value creation plans the Company has under way to reposition these spaces, the $20 million has been capitalized as construction in progress.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million and $1.8 million on our consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Pandemic-Related Contingencies
On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. Since March 2020, the Company has granted rent concessions and other lease-related relief, such as rent deferrals, to tenants impacted by the pandemic. Rent relief, deferral or abatements and tenant defaults on lease obligations, such as repayment of deferred rent may have a negative impact on our rental revenue and net income.
Other than adjusting revenue for tenant receivables that may not be collectible, the Company is not currently aware of any other loss contingencies related to the COVID-19 pandemic that would require recognition at this time.

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

11.     PREPAID EXPENSES AND OTHER ASSETS
The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2021	December 31, 2020
Other assets	$9,463	$5,953
Deferred tax asset, net	38,376	39,677
Deferred financing costs, net of accumulated amortization of $5,653 and $4,819, respectively	2,512	3,347
Finance lease right-of-use asset	2,724	2,724
Real estate held for sale	—	7,056
Prepaid expenses:
Real estate taxes	7,560	8,093
Insurance	3,298	1,583
Licenses/fees	1,632	1,878
Total Prepaid expenses and other assets	$65,565	$70,311

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the composition of accounts payable, accrued expenses and other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2021	December 31, 2020
Dividend payable	$—	$55,905
Deferred tenant revenue	23,958	26,594
Accrued interest payable	9,437	11,095
Accrued capital expenditures and leasing costs(1)	33,115	7,797
Security deposits	6,720	5,884
Finance lease liability	3,001	2,993
Accrued payroll expenses	6,811	5,797
Other liabilities and accrued expenses	11,472	16,915
Total accounts payable, accrued expenses and other liabilities	$94,514	$132,980

(1) Amount includes $20 million due in connection with the agreements to terminate our three Kmart and Sears leases.

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Interest expense	$13,893	$17,433	$41,946	$51,771
Amortization of deferred financing costs	745	703	2,247	2,113
Total Interest and debt expense	$14,638	$18,136	$44,193	$53,884

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
As of September 30, 2021, the Company has not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.
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
During the nine months ended September 30, 2021, no shares were repurchased by the Company. During the nine months ended September 30, 2020, the Company repurchased 5.9 million common shares at a weighted average share price of $9.22 under this program, for a total of $54.1 million.

Dividends and Distributions
During the three months ended September 30, 2021, the Company declared distributions on common shares and OP units of $0.15 per share/unit. During the three months ended September 30, 2020, the Company temporarily suspended dividends as a result of the COVID-19 pandemic and resulting uncertainty, and as such, no dividends were declared on our common shares or OP units. During the nine months ended September 30, 2021 and 2020, respectively, the Company declared distributions on our common shares and OP units of $0.45 and $0.22 per share/unit in the aggregate.
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
The total of the OP units and LTIP units represent a 4.0% and 4.2% weighted-average interest in the Operating Partnership for the three and nine months ended September 30, 2021, respectively. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Share-based compensation expense components:
Restricted share expense	$98	$199	$365	$653
Stock option expense	384	432	1,181	4,559
LTIP expense(1)	1,326	1,023	3,659	6,323
Performance-based LTI expense(2)	976	944	2,889	2,886
Deferred share unit (“DSU”) expense	25	6	124	42
Total Share-based compensation expense	$2,809	$2,604	$8,218	$14,463
(1) LTIP expense includes the time-based portion of the 2018, 2019, 2020 and 2021 LTI Plans.
(2) Performance-based LTI expense includes the 2017 OPP plan and the performance-based portion of the 2018, 2019, 2020 and 2021 LTI Plans.

Equity award activity during the nine months ended September 30, 2021 included: (i) 333,333 stock options vested, (ii) 325,625 LTIP units granted, (iii) 151,398 LTIP units vested, (iv) 2,886 LTIP units forfeited, (v) 34,532 restricted shares vested, (vi) 17,933 restricted shares granted, and (vii) 5,945 restricted shares forfeited.

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

Performance-based awards
For the performance-based awards under the 2021 LTI Plan, participants have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period (the “Performance Period”) beginning on February 10, 2021 and ending on February 9, 2024. The Company granted performance-based awards under the 2021 LTI Plan that represent 398,977 LTIP Units. The fair value of the performance-based award portion of the 2021 LTI Plan on the date of grant was $3.9 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise.
Under the Absolute TSR component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 15 companies. Under the Relative TSR Component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if in between such relative and absolute TSR thresholds.

Time-based awards
The time-based awards granted under the 2021 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. As of September 30, 2021, the Company granted time-based awards under the 2021 LTI Plan that represent 273,615 LTIP units with a grant date fair value of $3.9 million.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common shareholders	$27,766	$(5,605)	$60,233	$74,630
Less: Earnings allocated to unvested participating securities	(12)	4	(29)	(50)
Net income (loss) available for common shareholders - basic	$27,754	$(5,601)	$60,204	$74,580
Impact of assumed conversions:
OP and LTIP units	—	—	2,608	—
Net income available for common shareholders - dilutive	$27,754	$(5,601)	$62,812	$74,580

Denominator:
Weighted average common shares outstanding - basic	117,087	116,625	117,009	118,033
Effect of dilutive securities(1):
Restricted share awards	50	—	56	78
Assumed conversion of OP and LTIP units	—	—	5,147	—
Weighted average common shares outstanding - diluted	117,137	116,625	122,212	118,111

Earnings per share available to common shareholders:
Earnings (loss) per common share - Basic	$0.24	$(0.05)	$0.51	$0.63
Earnings (loss) per common share - Diluted	$0.24	$(0.05)	$0.51	$0.63
(1) For the three months ended September 30, 2021 and the three and nine months ended September 30, 2020, the effect of the redemption of OP and LTIP units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to unitholders	$28,915	$(5,830)	$62,841	$78,003
Less: net income attributable to participating securities	(12)	4	(29)	(50)
Net income (loss) available for unitholders	$28,903	$(5,826)	$62,812	$77,953

Denominator:
Weighted average units outstanding - basic	120,903	120,618	120,839	122,332
Effect of dilutive securities issued by Urban Edge	50	—	56	78
Unvested LTIP units	1,034	—	1,317	764
Weighted average units outstanding - diluted	121,987	120,618	122,212	123,174

Earnings per unit available to unitholders:
Earnings (loss) per unit - Basic	$0.24	$(0.05)	$0.52	$0.64
Earnings (loss) per unit - Diluted	$0.24	$(0.05)	$0.51	$0.63

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including its impact on our retail tenants and their ability to make rent and other payments or honor their commitments under existing leases; (ii) the loss or bankruptcy of major tenants; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as a disruption of, or lack of access to the capital markets, as well as potential volatility in the Company’s share price; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the potential phasing out of LIBOR; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; and (xv) the loss of key executives. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2021, Urban Edge owned approximately 96% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.
As of September 30, 2021, our portfolio consisted of 68 shopping centers, five malls and two industrial parks totaling approximately 16.4 million square feet.

Critical Accounting Policies and Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 contains a description of our critical accounting policies, including accounting for real estate, leases and revenue recognition. For the nine months ended September 30, 2021, there were no material changes to these policies.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. The current COVID-19 pandemic has increased volatility and uncertainty and has created significant economic disruption in many markets. Vaccinations for the COVID-19 virus have been widely distributed among the general U.S. population, which has loosened restrictions previously mandated on our tenants identified as nonessential; however the potential emergence of vaccine-resistant variants of COVID-19 may trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements. The long-term consequences of the various restrictions taken during the pandemic on consumer behavior is currently unknown. Specifically, the revenue and sales volume for certain tenants identified as nonessential may decline significantly as demand for their services and products declines potentially longer term. We are actively managing our business to respond to the ongoing economic and social impact and uncertainty relating to the COVID-19 pandemic; however, our future near term and potentially longer term results of operations may be significantly adversely affected. See “Pandemic-Related Contingencies” under Liquidity and Capital Resources and “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following provides an overview of our key financial metrics based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net income (loss)	$30,105	$(5,830)	$63,802	$78,003
FFO applicable to diluted common shareholders(1)	45,302	16,880	112,463	107,330
NOI(2)	56,809	46,019	167,625	151,020
Same-property NOI(2)	55,676	43,940	159,925	140,057
(1) Refer to page 35 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 34 for a reconciliation to the nearest GAAP measure.

Redevelopment and Anchor Repositioning
The Company has sixteen active development, redevelopment or anchor repositioning projects with total estimated costs of $152.4 million, of which $61.3 million (or 40%) have been incurred and $91.1 million remains to be funded as of September 30, 2021. We plan on generating additional income from our existing assets by redeveloping underutilized existing space, developing new space and pad sites, repositioning anchors, and incorporating non-retail uses such as industrial, self-storage, office and other uses. We continue to monitor the stabilization dates of these projects as a result of the impact of the COVID-19 pandemic on our tenants and vendors. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being reevaluated considering market conditions.

Termination of Kmart and Sears Leases
On September 29, 2021, the Company reached an agreement with Transform HoldCo LLC, the owner and operator of Kmart and Sears, to terminate its remaining leases at Bruckner Commons, Sunrise Mall and The Outlets at Montehiedra effective October 15, 2021. The Company recorded a $20 million accrual as of September 30, 2021, for the payment made on October 15, 2021, to recapture control of these spaces. As controlling these anchor spaces is a critical aspect of the value creation plans the Company has under way to reposition these spaces, the $20 million has been capitalized as construction in progress.

Acquisition/Disposition Activity
During the nine months ended September 30, 2021, we disposed of three properties and one property parcel and received proceeds of $34.9 million, net of selling costs, resulting in an $18.6 million gain on sale of real estate. Of these dispositions completed during the nine months ended September 30, 2021, two were completed as a 1031 exchange with the acquisition of 151 Ridgedale Avenue, allowing for the deferral of capital gains from the sale for income tax purposes.
In August 2021, the Company acquired two industrial properties, which are adjacent to our existing 943,000 sf warehouse park in East Hanover, NJ. The acquisition of 151 Ridgedale Avenue was partially funded via a Section 1031 exchange using cash proceeds from previous dispositions.

Equity Activity
Equity award activity during the nine months ended September 30, 2021 included: (i) 333,333 stock options vested, (ii) 325,625 LTIP units granted, (iii) 151,398 LTIP units vested, (iv) 2,886 LTIP units forfeited, (v) 34,532 restricted shares vested, (vi) 17,933 restricted shares granted, and (vii) 5,945 restricted shares forfeited. Refer to Note 15 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q for more information regarding the Company’s equity award activity.
On February 10, 2021, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2021 Long-Term Incentive Plan (“2021 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-half of the program) and performance goals tied to our relative and absolute total shareholder return (“TSR”) during the three-year performance period following their grant (one-half of the program). The total grant date fair value under the 2021 LTI Plan was $7.8 million comprising both performance-based and time-based awards. During the nine months ended September 30, 2021, the Company issued 398,977 performance-based LTIP units and 273,615 time-based LTIP units, respectively, in connection with the 2021 LTI Plan.

Comparison of the Three Months Ended September 30, 2021 to September 30, 2020
Net income for the three months ended September 30, 2021 was $30.1 million, compared to a net loss of $5.8 million for the three months ended September 30, 2020. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the three months ended September 30, 2021 as compared to the same period of 2020:

	Three Months Ended September 30,
(Amounts in thousands)	2021	2020	$ Change
Total revenue	$106,839	$75,838	$31,001
Property operating expenses	15,692	13,436	2,256
General and administrative expenses	10,134	8,700	1,434
Gain on sale of real estate	6,926	—	6,926
Interest and debt expense	14,638	18,136	(3,498)
Total revenue increased by $31.0 million to $106.8 million in the third quarter of 2021 from $75.8 million in the third quarter of 2020. The increase is primarily attributable to:
•$12.5 million of accelerated amortization of below-market intangibles in connection with the termination of our Kmart and Sears leases in the third quarter of 2021;
•$10.9 million decrease in rental revenue deemed uncollectible;
•$5.4 million increase in non-cash revenue due to $4.7 million write-offs of receivables arising from the straight-lining of rents for tenants put on cash basis in the third quarter of 2020 compared to a $0.7 million reinstatement of straight-line balances, net, for the third quarter of 2021 in connection with tenants moved from cash basis to accrual basis;
•$0.9 million increase in tenant reimbursement income due to higher common area maintenance expenses for utilities, insurance, repairs and maintenance, and security in the third quarter of 2021 and the Sunrise Mall acquisition in December 2020;
•$0.8 million increase in percentage rent; and
•$0.4 million increase in lease termination income.
Property operating expenses increased by $2.3 million to $15.7 million in the third quarter of 2021 from $13.4 million in the third quarter of 2020. The increase is primarily attributable to:
•$1.4 million increase as a result of property acquisitions, net of dispositions; and
•$0.9 million higher common area maintenance expenses across the portfolio as a result of spend reductions and limited center hours due to COVID-19 interruptions in the third quarter of 2020.
General and administrative expenses increased by $1.4 million to $10.1 million in the third quarter of 2021 from $8.7 million in the third quarter of 2020. This is primarily attributable to an increase in professional fees, transaction costs and other expenses.
A gain on the sale of real estate of $6.9 million was recognized in the third quarter of 2021 in connection with the disposition of our property in Turnersville, NJ.
Interest and debt expense decreased by $3.5 million to $14.6 million in the third quarter of 2021 from $18.1 million in the third quarter of 2020. The decrease is primarily attributable to:
•$2.6 million as a result of the troubled debt restructuring of the mortgage secured by Las Catalinas Mall in Puerto Rico in December 2020;
•$0.7 million of interest incurred in the third quarter of 2020 resulting from the $250 million draw on our revolving credit agreement in March 2020. All borrowings were repaid in November 2020; and
•$0.2 million higher capitalized interest on development and redevelopment projects.

Comparison of the Nine Months Ended September 30, 2021 to September 30, 2020
Net income for the nine months ended September 30, 2021 was $63.8 million, compared to net income of $78.0 million for the nine months ended September 30, 2020. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the nine months ended September 30, 2021 as compared to the same period of 2020:

	Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	$ Change
Total revenue	$296,506	$242,817	$53,689
Property operating expenses	51,874	39,867	12,007
General and administrative expenses	28,286	36,600	(8,314)
Interest income	303	2,387	(2,084)
Gain on sale of real estate	18,648	39,775	(21,127)
Interest and debt expense	44,193	53,884	(9,691)
Gain on extinguishment of debt	—	34,908	(34,908)
Income tax expense (benefit)	905	(13,103)	14,008
Total revenue increased by $53.7 million to $296.5 million in the nine months ended September 30, 2021 from $242.8 million in the nine months ended September 30, 2020. The increase is primarily attributable to:
•$23.6 million decrease in rental revenue deemed uncollectible;
•$13.0 million of below-market lease income driven by accelerated amortization of intangibles in connection with the termination of our Kmart and Sears leases in the third quarter of 2021;
•$9.2 million increase in non-cash revenue driven by straight-line write-offs for tenants put on cash basis during 2020 compared to a reinstatement of straight-line balances, net of write-offs, during 2021;
•$6.0 million increase in tenant reimbursement income due to higher common area maintenance expenses;
•$1.1 million increase in percentage rent driven by higher tenant sales in 2021; and
•$0.8 million net increase in lease termination income and other income.
Property operating expenses increased by $12.0 million to $51.9 million in the nine months ended September 30, 2021 from $39.9 million in the nine months ended September 30, 2020. The increase is primarily attributable to:
•$6.5 million increase in common area maintenance expenses across the portfolio as a result of spend reductions and limited center hours due to COVID-19 interruptions during 2020; and
•$5.5 million increase as a result of property acquisitions, net of dispositions.
General and administrative expenses decreased by $8.3 million to $28.3 million in the nine months ended September 30, 2021 from $36.6 million in the nine months ended September 30, 2020. The decrease is primarily attributable to:
•$7.2 million of executive transition costs incurred in the second quarter of 2020 including accelerated amortizations of unvested equity awards; and
•$1.1 million net decrease in transaction, severance and other expenses.
Interest income decreased by $2.1 million to $0.3 million in the nine months ended September 30, 2021 from $2.4 million in the nine months ended September 30, 2020. The decrease is primarily attributed to lower interest rates.
We recognized a gain on sale of real estate of $18.6 million in the nine months ended September 30, 2021 due to the sale of three properties and one property parcel. We recognized a gain on sale of real estate of $39.8 million in the nine months ended September 30, 2020 due to the sale of three operating properties.
Interest and debt expense decreased by $9.7 million to $44.2 million in the nine months ended September 30, 2021 from $53.9 million in the nine months ended September 30, 2020. The decrease is primarily attributable to:
•$6.2 million as a result of the troubled debt restructuring of the mortgage secured by Las Catalinas Mall in Puerto Rico in December 2020;
•$1.8 million of interest incurred from the $250 million draw on our revolving credit agreement in March 2020. All borrowings were repaid in November 2020;
•$0.9 million lower variable-rate debt due to lower interest rates; and
•$0.8 million decrease due to the refinancing of the mortgage secured by The Outlets at Montehiedra.
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
Income tax decreased from a $13.1 million benefit for the nine months ended September 30, 2020 to an expense of $0.9 million for the nine months ended September 30, 2021, primarily attributable to the tax impact of the mortgage refinancing and legal entity restructuring transactions related to our mall in Puerto Rico, The Outlets at Montehiedra during the nine months ended September 30, 2020.

Non-GAAP Financial Measures

We use NOI internally to make investment and capital allocation decisions and to compare the unlevered performance of our properties to that of our peers. Further, we believe NOI is useful to investors as a performance measure because, when compared across periods, NOI reflects the impact on operations from trends in occupancy rates, rental rates, operating costs and acquisition and disposition activity on an unleveraged basis, providing perspective not immediately apparent from net income. The most directly comparable GAAP financial measure to NOI is net income. NOI excludes certain components from net income in order to provide results that are more closely related to a property’s results of operations. We calculate NOI by adjusting net income to add back depreciation and amortization expense, general and administrative expenses, casualty and real estate impairment losses, interest and debt expense, income tax expense and non-cash lease expense, and deduct management and development fee income from non-owned properties, gains on sale of real estate, interest income, non-cash rental income resulting from the straight-lining of rents and amortization of acquired below market leases net of above market leases. NOI should not be considered a substitute for net income and may not be comparable to similarly titled measures employed by others. The Company has historically defined this metric as "Cash NOI." There have been no changes to the calculation of this metric. However, the Company has decided to refer to this metric as "NOI" instead of "Cash NOI" to further clarify that, consistent with the definition of this metric, the revenue and expenses reflected in this metric include some accrued amounts and are not limited to amounts for which the Company actually received or made cash payment during the applicable period.

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

Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 71 and 69 properties for the three and nine months ended September 30, 2021 and 2020, respectively. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $11.7 million, or 26.7%, for the three months ended September 30, 2021, compared to the three months ended September 30, 2020 and increased by $19.9 million, or 14.2%, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020.

The following table reconciles net income to NOI and same-property NOI for the three and nine months ended September 30, 2021 and 2020, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net income (loss)	$30,105	$(5,830)	$63,802	$78,003
Management and development fee income from non-owned properties	(280)	(404)	(911)	(1,003)
Other expense	205	257	387	713
Depreciation and amortization	23,171	22,888	68,534	69,658
General and administrative expense	10,134	8,700	28,286	36,600
Gain on sale of real estate	(6,926)	—	(18,648)	(39,775)
Interest income	(77)	(282)	(303)	(2,387)
Interest and debt expense	14,638	18,136	44,193	53,884
Gain on extinguishment of debt	—	—	—	(34,908)
Income tax expense (benefit)	704	459	905	(13,103)
Real estate impairment loss	372	—	372	—
Non-cash revenue and expenses	(15,237)	2,095	(18,992)	3,338
NOI(1)	56,809	46,019	167,625	151,020
Adjustments:
Non-same property NOI and other(2)	(600)	(1,828)	(6,406)	(10,205)
Tenant bankruptcy settlement income and lease termination income	(533)	(251)	(1,294)	(758)
Same-property NOI	$55,676	$43,940	$159,925	$140,057
NOI related to properties being redeveloped	1,019	931	2,778	3,271
Same-property NOI including properties in redevelopment	$56,695	$44,871	$162,703	$143,328
(1) We have historically defined this metric as “Cash NOI.” There have been no changes to the calculation.
(2) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired or disposed in the period. Amounts for 2021 include Sunrise Mall which generated a net loss for the three and nine months ended September 30, 2021, respectively.

Funds From Operations
FFO was $45.3 million for the three months ended September 30, 2021 compared to $16.9 million for the three months ended September 30, 2020. FFO was $112.5 million for the nine months ended September 30, 2021 compared to $107.3 million for the nine months ended September 30, 2020.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020
Net income (loss)	$30,105	$(5,830)	$63,802	$78,003
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(1,149)	225	(2,608)	(3,373)
Consolidated subsidiaries	(1,190)	—	(961)	—
Net income (loss) attributable to common shareholders	27,766	(5,605)	60,233	74,630
Adjustments:
Rental property depreciation and amortization	22,941	22,710	67,898	69,102
Gain on sale of real estate	(6,926)	—	(18,648)	(39,775)
Limited partnership interests in operating partnership(1)	1,149	(225)	2,608	3,373
Real estate impairment loss	372	—	372	—
FFO applicable to diluted common shareholders	$45,302	$16,880	$112,463	$107,330
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares which have been excluded for purposes of calculating earnings per diluted share for the periods presented.

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.15 per common share and OP unit for each of the first three quarters of 2021, or an annual rate of $0.60. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, uncertainties related to the COVID-19 pandemic and other factors.

Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. The COVID-19 pandemic had an adverse impact on our short-term cash flow by negatively impacting our tenants’ ability to pay rent. As of September 30, 2020, we had collected 79% of property rentals and tenant expense reimbursements billed in the quarter. Throughout the pandemic, we have worked with our tenants to evaluate the need for and offer rent relief, including in the form of rent concessions and rent deferrals. As of October 29, 2021, we have collected 92% of amounts billed during the third quarter of 2020, and the collection rate has substantially improved each subsequent quarter. We have collected 97% of rents and tenant expense reimbursements billed during the nine months ended September 30, 2021. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales.
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
At September 30, 2021, we had cash and cash equivalents, including restricted cash, of $323 million and no amounts drawn on our $600 million revolving credit agreement, which matures on January 29, 2024.

The Company continues to monitor the COVID-19 pandemic and its impact on our overall liquidity position and outlook. The ultimate impact that COVID-19 may have on our operational and financial performance over the next 12 months is currently uncertain and will depend on many factors, including without limitation, its magnitude and duration and the adverse financial impact on our tenants from potential reduced business operations and social distancing requirements, which may impact tenants’ ability to generate sales at sufficient levels to cover operating costs such as rent. Our ability to utilize amounts available under our revolving credit facility in the future will depend on our continued compliance with the applicable financial covenants and other terms of our revolving credit agreement, which may be impacted by failure of tenants to pay rent. We have no debt scheduled to mature until the second quarter of 2022. We currently believe that cash on hand, available revolving credit and general ability to access the capital markets, should be sufficient to finance our operations and fund our debt service requirements and capital expenditures over the next 12 months.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $322.8 million at September 30, 2021, compared to $419.3 million at December 31, 2020 and $671.0 million at September 30, 2020, a decrease of $96.5 million and $348.2 million, respectively. Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	$ Change
Net cash provided by operating activities	$93,137	$74,829	$18,308
Net cash used in investing activities	(66,512)	(55,996)	(10,516)
Net cash (used in)/provided by financing activities	(123,086)	167,027	(290,113)
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.

Net cash provided by operating activities of $93.1 million for the nine months ended September 30, 2021 increased by $18.3 million from $74.8 million for the nine months ended September 30, 2020, driven by the improved collection rates on property rentals and tenant expense reimbursements in 2021 and collection of previously billed and deferred amounts from 2020.
Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $66.5 million for the nine months ended September 30, 2021, increased by $10.5 million compared to net cash used in investing activities of $56.0 million for the nine months ended September 30, 2020 primarily due to (i) $28.2 million increase in cash used for real estate development and capital improvements, and (ii) $19.9 million decrease in cash provided by the sale of properties, offset by (iii) $37.6 million decrease in cash used for the acquisition of real estate.
Financing Activities
Net cash flow provided by or used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $123.1 million for the nine months ended September 30, 2021, increased by $290.1 million from cash provided by financing activities of $167.0 million for the nine months ended September 30, 2020 primarily due to (i) $250.0 million of cash borrowings provided under the Company’s revolving credit agreement in March 2020, of which, all amounts were repaid in November 2020, (ii) $90.3 million of proceeds from borrowings under mortgage loans in the second quarter of 2020, (iii) $82.7 million increase in distributions to shareholders and unitholders of the Operating Partnership, offset by (iv) $73.2 million decrease in debt repayments, and (v) $54.1 million of cash paid to repurchase common shares in 2020.
Financing Activities and Contractual Obligations
Below is a summary of our outstanding debt and weighted average interest rates as of September 30, 2021.

(Amounts in thousands)	Principal balance at September 30, 2021	Weighted Average Interest Rate at September 30, 2021
Mortgages payable:
Fixed rate debt	$1,419,988	4.15%
Variable rate debt(1)	162,337	1.83%
Total mortgages payable	1,582,325	3.92%
Unamortized debt issuance costs	(8,623)
Total mortgages payable, net of unamortized debt issuance costs	$1,573,702
(1) As of September 30, 2021, $79 million of our variable rate debt bears interest at one month LIBOR plus 190 bps and $83 million of our variable rate debt bears interest at one month LIBOR plus 160 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.3 billion as of September 30, 2021. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances, require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2021, we were in compliance with all debt covenants.

On January 15, 2015, we entered into a $500 million Revolving Credit Agreement (the “Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. On July 29, 2019, we entered into a second amendment to the Agreement to extend the maturity date to January 29, 2024 with two six-month extension options. Company borrowings under the Agreement are subject to interest at LIBOR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over LIBOR and the facility fee are based on our current leverage ratio and are subject to change. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x. No amounts had been drawn under the Agreement as of September 30, 2021.

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

As of September 30, 2021, we have not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

Capital Expenditures
The following summarizes capital expenditures presented on a cash basis for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
(Amounts in thousands)	2021	2020
Capital expenditures:
Development and redevelopment costs	$37,441	$8,984
Capital improvements	6,781	7,677
Tenant improvements and allowances	2,215	1,605
Total capital expenditures	$46,437	$18,266

As of September 30, 2021, we had approximately $152.4 million of active redevelopment, development and anchor repositioning projects at various stages of completion, an increase of $20.0 million from $132.4 million of projects as of December 31, 2020. We have advanced these projects and incurred $25.1 million of additional spend since December 31, 2020. We anticipate spending an additional $91.1 million to complete these projects, which we expect to occur over the next six to eighteen months depending on any restrictions on construction activity. We expect to fund these projects using cash on hand, proceeds from dispositions, or from secured debt.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million and $1.8 million on our consolidated balance sheets as of September 30, 2021 and December 31, 2020, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Pandemic-Related Contingencies
On March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a pandemic. Since March 2020, the Company has granted rent concessions and other lease-related relief, such as rent deferrals, to tenants impacted by the pandemic. Rent relief, deferral or abatements and tenant defaults on lease obligations, such as repayment of deferred rent may have a negative impact on our rental revenue and net income.
Other than adjusting revenue for tenant receivables that may not be collectible, the Company is not currently aware of any other loss contingencies related to the COVID-19 pandemic that would require recognition at this time.

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

Inflation and Economic Condition Considerations
Most of our leases contain provisions designed to partially mitigate the impact of inflation. Prior to 2021, inflation had been low and had a minimal impact on the operating performance of our shopping centers, however, inflation has increased in 2021 and may continue to be elevated in the future. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under the lease. A small number of our leases also include percentage rent clauses enabling us to receive additional rent based on tenant sales above a predetermined level, which sales generally increase as prices rise and are typically related to increases in the Consumer Price Index or similar inflation indices.

Off-Balance Sheet Arrangements
We do not have any material off-balance sheet arrangements as of September 30, 2021 or December 31, 2020.

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

	2021					2020
(Amounts in thousands)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate mortgages	162,337		1.83%	1,623		$169,371		1.90%
Fixed rate mortgages	1,419,988		4.15%	—	(2)	1,428,026		4.16%
	$1,582,325	(1)		$1,623		$1,597,397	(1)
(1) Excludes unamortized debt issuance costs of $8.6 million and $9.9 million as of September 30, 2021 and December 31, 2020, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $14.2 million based on outstanding balances as of September 30, 2021.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of September 30, 2021, we did not have any material hedging instruments in place.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2021, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks

As of September 30, 2021, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).

In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2021 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2021, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share(2)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet to be Purchased Under the Plan or Program(1)
July 1, 2021 - July 31, 2021	—	$—	—	$145,900,000
August 1, 2021 - August 31, 2021	—	—	—	$145,900,000
September 1, 2021 - September 30, 2021	—	—	—	$145,900,000
	—	$—	—
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

Date: November 3, 2021

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: November 3, 2021