Form 10-K
period 2021-12-31
Urban Edge Properties; Urban Edge Properties LP
filed 2022-02-16
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
        Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒

As of June 30, 2021, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Shares held by non-affiliates of the Registrant was approximately $2.2 billion based upon the last reported sale price of $19.10 per share on the New York Stock Exchange on such date.

As of February 9, 2022, Urban Edge Properties had 117,398,896 common shares outstanding. There is no public trading market for the common units of Urban Edge Properties LP. As a result, the aggregate market value of the common units held by non-affiliates of Urban Edge Properties LP cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Urban Edge Properties’ definite proxy statement for the 2022 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of December 31, 2021, UE owned an approximate 96.2% ownership interest in UELP. The remaining approximate 3.8% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2021

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including its impact on our retail tenants and their ability to make rent and other payments or honor their commitments under existing leases; (ii) the loss or bankruptcy of major tenants; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration, the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as a disruption of, or lack of access to the capital markets, as well as potential volatility in the Company’s share price; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates and other factors, including the discontinuation of USD LIBOR, which is currently anticipated to occur in 2023; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; and (xv) the loss of key executives. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of this Annual Report on Form 10-K for the year ended December 31, 2021. A reader should also review carefully our audited consolidated financial statements and the notes thereto included in this Report.

We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for any forward-looking statements included in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K.

PART I - FINANCIAL INFORMATION

ITEM 1.    BUSINESS
The Company

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland REIT that manages, develops, redevelops, and acquires retail real estate, primarily in the Washington, D.C. to Boston corridor with a concentration on the New York metropolitan area. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate and other assets. Our portfolio is currently comprised of 68 shopping centers, five malls and two industrial parks totaling approximately 17.0 million square feet (sf) with a consolidated occupancy rate of 88.8%.
For additional information on recent business developments, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Company Strategies
Our goal is to be a leading owner and operator of retail real estate in major urban markets, with a focus on the Washington, D.C. to Boston corridor. We believe urban markets offer attractive acquisition and redevelopment opportunities resulting from high population density, strong demand from consumers, above average retailer sales trends, a limited supply of institutional quality assets and a large number of older, undermanaged assets that remain privately owned. We seek to create value through the following primary strategies:

Maximize the value of existing properties through proactive management. We intend to maximize the value of each of our assets through comprehensive, proactive management encompassing: continuous asset evaluation for highest-and-best-use; targeted leasing to desirable tenants; and efficient and cost-conscious day-to-day operations that minimize operating expenses and enhance property quality. Repurposing retail real estate with high-quality retailers, with a focus on grocers, and incorporating other uses including industrial, residential, self-storage, and medical are increasingly important to our business plan. Leasing and asset management add value through:
•Monitoring retailer sales, merchandising, store operations, timeliness of payments, overall financial condition and related factors;
•Being consistently aware of each asset’s competitive position within its trade area and recommending physical improvements or adjusting merchandising if circumstances warrant;
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

Develop and redevelop assets to their highest and best use. Our existing portfolio presents considerable opportunity to generate additional income at attractive returns by redeveloping underutilized existing space, developing new space through expanding our properties and developing pad sites, and incorporating non-retail uses such as industrial, multifamily, office, self-storage and other uses. As of December 31, 2021, we have $218.7 million of active redevelopment projects, of which $146.6 million remains to be funded. These projects are expected to generate an approximate 8% unleveraged yield. Active redevelopment projects include $102.2 million of projects related to anchor leases executed during the year. We will continue to explore opportunities throughout our portfolio to achieve similar upgrades in tenancy, to densify sites where feasible and to repurpose certain retail space to non-retail uses.

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
•Geography: We focus primarily on the Washington, D.C. to Boston corridor with a concentration on the New York metropolitan area. We intend to invest in our existing core markets, and, over time, may expand into new markets that have similar characteristics.
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
Maintain capital discipline. We intend to keep our balance sheet flexible and capable of supporting growth. We expect to generate increasing levels of cash flow from internally generated funds and to have substantial borrowing capacity under our existing revolving credit agreement, general access to equity markets and from potential secured debt financing on our existing assets.

Environmental, Social and Governance (“ESG”) Achievements, Initiatives, and Objectives

We seek to drive financial performance while engaging in environmentally and socially responsible business practices grounded in sound corporate governance. We believe that disclosure around our ESG practices allows our stakeholders to see our company holistically and understand its trajectory beyond fundamentals and financial metrics. In addition to a dedicated team of professionals, we have a robust suite of environmental, social, and governance policies that inform and guide our ESG approach and drive our ESG goals forward. We have aligned our sustainability practices in accordance with the Global Reporting Initiative (“GRI”) standards and commensurate with the Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate-Related Financial Disclosures (“TCFD”) frameworks. In line with our corporate transparency, we have completed our first Global Real Estate Sustainability Benchmarks (“GRESB”) submission and will continue to benchmark our progress against our peers. We routinely reassess our plans and policies to evaluate compliance with regional and national requirements as well as industry best practices.
From an environmental perspective, we have implemented and plan to continue to implement policies and practices with the goal of supporting the continued reduction of energy (thereby reducing greenhouse gas emissions), water, and waste production across the portfolio. Initiatives we have taken include the installation of energy-efficient roofing, LED lighting retrofits, electric vehicle charging stations and waste recycling and management. Additionally, we are continuing to research solar and alternative energy options to further reduce our consumption and carbon footprint. We are committed to maintaining sustainable operations and believe that our long-term sustainability goals will provide positive financial and environmental outcomes for shareholders, tenants, employees and the communities in which we invest.
We believe that through our business, we are able to provide the communities in which we operate a welcoming and safe environment for our tenants and customers to connect and engage with one another. We consciously choose to add retailers that we believe are needed to neighborhoods lacking vital resources and reposition spaces with uses that appeal to the respective communities where the properties are located. Our community involvement also includes donations to various charitable organizations, hospitals and COVID-19 relief funds as well as food, coat and clothing drives. Many of these organizations and drives directly benefit the people and neighborhoods in which our properties are located.
Our corporate governance standards and policies aim to promote ethical conduct, fair dealing, transparency and accountability. The Company is governed by a ten-member board comprised primarily of independent trustees. The Board of Trustees is focused on independence, diversity of thought and experience, and ethical leadership and is critical in the oversight of our risk-management processes. Additionally, we have three board committees made up of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, each of which addresses risks specific to their respective functional responsibilities and works closely with the Board of Trustees. Our Corporate Governance Guidelines are re-evaluated annually, taking into account changing circumstances to ensure that the best interests of the Company and our shareholders are met. We maintain additional policies including our Code of Ethics, Conflict of Interest Policy, and Whistleblower Policy, on which all employees are trained.
Further information on our ESG practices can be found on our website in the Investors section. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

Human Capital

At December 31, 2021, we had 116 employees. We believe that our people are our most valuable asset. Our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. We provide professional training and development workshops and aim to provide a workplace environment where employees are informed, engaged, feel empowered, and can succeed. As part of our employee development, we have launched an employee-performance tracking platform which serves as a year-round benchmark tool and allows employees and managers to take notes, set goals and track progress.
Our employees enjoy subsidized health and wellness benefits, professional training and development workshops, ergonomic office equipment, telecommuting opportunities and policies encouraging work/life balance. We have created an employee wellness program which spans the entire year and focuses on five pillars of health and wellness, both inside and outside of the office. The areas of focus for this program include financial, emotional, physical, social and community wellness. Each month there is a theme with associated activities and employee incentives including the ability to earn additional money for health savings accounts and raffles for prizes.
We understand the importance of work/life balance and allow employees the flexibility to maintain a hybrid in-office and remote working schedule. We provide all employees with the equipment and resources necessary to work and perform their duties in a remote setting. In response to the COVID-19 pandemic, we have implemented enhanced cleaning protocols within our offices and our properties to promote employee health and safety, which include cleaning and disinfecting high-touch surfaces daily, providing hand sanitizer and personal protective equipment such as face masks.
Diversity, equity and inclusion (“DE&I”) are an integral part of our culture. We believe that a diverse workforce and an inclusive culture promotes growth, both personally and professionally, and is an important aspect in our ability to attract and retain talented employees. All employees are required to complete trainings on DE&I which cover a range of topics including best practices and education on unconscious bias. We aim to create an equitable workplace for all and our CEO has signed the CEO Diversity and Inclusion Action Pledge on behalf of our Company, joining thousands of other CEOs and peers across the country to cultivate a trusting environment where our employees feel comfortable and are empowered to have discussions about diversity and inclusion.
Through our Wellness program, health and safety protocols and quarterly town hall meetings with all employees, among other initiatives, we continually strive to provide a workplace environment where employees are informed, engaged, feel empowered and can succeed.
Our headquarters are located at 888 Seventh Avenue, New York, NY 10019.

Significant Tenants

None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2021, 2020 and 2019. The TJX Companies, Inc. is our largest tenant and accounted for approximately $20.6 million, or 4.8%, of our total revenue for the year ended December 31, 2021.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS

Actual or perceived threats associated with epidemics, pandemics or other public health crises, including the COVID-19 pandemic, have had and could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.
Epidemics, pandemics or other public health crises, including the COVID-19 pandemic, that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.
The ongoing COVID-19 pandemic and restrictions intended to prevent and mitigate its spread have had, and could continue to have, additional adverse effects on our business, including with regards to:
•the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant;
•anticipated returns from development and redevelopment projects, some of which experienced delays due to the COVID-19 pandemic;
•the broader impact of the pandemic and its effect on consumer behavior;
•our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due and potential limitations on our ability to borrow funds under our credit facility as a result of covenants relating to our financial results; and
•the potential reduction in our operating effectiveness if key personnel become unavailable due to illness or other personal circumstances related to COVID-19.
While the U.S. economy has shown signs of improvement compared to fiscal year 2020 and widespread use of vaccines has alleviated COVID-19 restrictions, the spread of new strains of the COVID-19 virus is likely to pose additional challenges. Accordingly, developments regarding the COVID-19 pandemic preclude prediction as to the ultimate economic, political and social impact, and may continue to present material risks and uncertainties with respect to our and our tenants’ business, financial condition, results of operations, cash flows, liquidity and ability to access the capital markets and satisfy debt service obligations.
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
When our tenants decide not to renew their leases upon their expiration, we may not be able to relet the space on terms comparable to prior leases or at all. Spaces that accounted for approximately 15.2% of physical occupancy were vacant as of December 31, 2021, excluding leases signed but not commenced. In addition, leases accounting for approximately 28% of our annualized base rent for the fiscal year ended December 31, 2021 are scheduled to expire within the next three years. Even if tenants do renew or we can relet the space, the terms of the renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and other distributions to security holders could be adversely affected.

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
Because a significant number of our properties are located in the New York metropolitan area, we are particularly susceptible to adverse economic and other developments in that area. Notably, as of December 31, 2021, one of our New York metropolitan area properties, The Outlets at Bergen Town Center, in Paramus, NJ, generated in excess of 10% of our annualized base rent. Collectively, our New York metropolitan area properties in the aggregate generated approximately 74% of our annualized base rent as of December 31, 2021. Real estate markets are subject to economic downturns and we cannot predict the economic conditions in the New York metropolitan area in either the short-term or long-term. Poor economic or market conditions in the New York metropolitan area, may adversely affect our cash flow, financial condition and results of operations.

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
We may develop or redevelop properties when we believe that doing so is consistent with our business strategy. As of December 31, 2021, we had 21 active redevelopment projects in which we have invested a total of approximately $72.1 million, and based on our current plans and estimates, we anticipate it will cost an additional $146.6 million to complete. We anticipate engaging in additional development and redevelopment activities in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development and redevelopment activities include:
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

RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS

Risks related to our outstanding debt.
We have historically used moderate levels of leverage and expect to continue to incur indebtedness to support our activities. As of December 31, 2021, our outstanding indebtedness was $1.7 billion, of which $161.1 million was variable rate indebtedness. If we are unable to obtain debt financing or refinance existing debt upon maturity on terms favorable to us or at all, our financial condition and results of operations would likely be adversely affected.
As of December 31, 2021, approximately 9.5% of our current outstanding debt bore interest at variable rates which bears interest at a floating rate based on the London Interbank Offered Rate (“LIBOR”), plus an applicable margin. We are exposed to risks related to a potential rising interest rate environment for our current or any future variable interest rate debt. Interest expense on our variable rate debt at December 31, 2021 would increase by approximately $1.6 million annually for every 100-basis-point increase in interest rates. While we may enter into interest rate hedging transactions with counterparties, there can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under such agreements.
In 2017, U.K. regulators announced that they intend to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, U.S. regulators identified the Secured Overnight Financing Rate (“SOFR”) as their preferred alternative to USD LIBOR in derivatives and other financial contracts. Additionally, while U.S. official guidance states that there should be no new LIBOR trading after December 31, 2021, USD LIBOR will continue to be published until June 2023 and we are not currently able to predict when LIBOR will cease to be available in the United States. When LIBOR is discontinued, the interest rates of our LIBOR-indexed debt following such event will be based on either alternate base rates, such as SOFR, or agreed upon replacement rates. While such an event would not affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates.
If the cost or amount of our debt increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of default on our obligations, which could have a material adverse effect on our company, including our ability to make distributions to our shareholders.

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
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate the related debt obligations and foreclose and/or take control of the properties that secure their loans. As of December 31, 2021, we had $1.7 billion of secured debt outstanding and 33 of our properties were encumbered by secured debt. As of December 31, 2021, we were in compliance with all debt covenants. Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.

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
Our two malls in Puerto Rico make up approximately 8% of our net operating income for the year ended December 31, 2021. Puerto Rico faces significant fiscal and economic challenges, including those resulting from natural disasters such as hurricanes and earthquakes, the COVID-19 pandemic, and its government filing for bankruptcy protection in 2017. These factors have led to an ongoing emigration trend of Puerto Rico residents to the United States and elsewhere. The combination of these circumstances could result in less disposable income for the purchase of goods sold in our malls and the inability of merchants to pay rent and other charges. Any of these events could negatively impact our ability to lease space on terms and conditions we seek and could have a material adverse effect on our business and results of operations. As of December 31, 2021, we have individual, non-recourse mortgages on each of our Puerto Rico properties.

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

RISKS RELATED TO ENVIRONMENTAL LIABILITY AND REGULATORY COMPLIANCE

We may be adversely affected by laws, regulations or other issues related to climate change.
We may become subject to laws or regulations related to climate change, which could cause our business, results of operations and financial condition to be impacted adversely. The federal government has enacted, and some of the states and localities in which we operate may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. We have implemented strategies to support our continued effort to reduce energy and water consumption, greenhouse gas emissions, and waste production across our portfolio. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Additionally, the potential physical impacts of climate change on our operations are highly uncertain, and would be particular to the geographic circumstances in areas in which we operate. These may include changes to global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.

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

Increased scrutiny and changing expectations from investors, customers, employees, and others regarding our environmental, social and governance practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.
Companies across all industries are facing increasing scrutiny related to their ESG practices and reporting. Investors, customers, employees, and other stakeholders have begun to focus increasingly on ESG practices and to place increasing importance on the implications and social cost of their investments, purchases, and other interactions with companies. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices and reporting do not meet investor, customer, or employee expectations, which continue to evolve, our reputation and tenant retention may be negatively impacted. Any disclosure we make may include our policies and practices on a variety of ESG matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG reporting, our ESG practices or our speed of adoption. We could also incur additional costs and devote additional resources to monitor, report and implement various ESG practices. If we fail, or are perceived to be failing, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, it could negatively impact our reputation, tenant and employee retention, and access to capital.

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
In 2019, the IRS issued proposed Treasury regulations related to Section 162(m) of the Code that extend the $1 million deduction limit that publicly traded corporations may take for compensation paid to “covered employees” to a REIT’s distributive share of any compensation paid by the REIT’s operating partnership to certain current and former executive officers of the REIT. This change may limit our ability to deduct certain compensation that would have been deductible under prior law.

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
Although we expect to pay regular cash dividends, the timing, declaration, amount and payment of dividends to shareholders falls within the discretion of the Board of Trustees. The Board of Trustees’ decisions regarding the payment of dividends depend on factors such as our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other considerations that it deems relevant. Our ability to pay dividends depends on our ongoing ability to generate cash from operations and access to the capital markets, and therefore, we cannot guarantee that we will pay dividends in the future.

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

ITEM 2. PROPERTIES

As of December 31, 2021, our portfolio is comprised of 68 shopping centers, five malls and two industrial parks totaling approximately 17.0 million sf. We own our four malls, two industrial parks and 53 shopping centers 100% in fee simple. We own a 95% interest in Walnut Creek (Mt. Diablo), an 82.5% interest in Sunrise Mall in Massapequa, NY and lease 14 of our shopping center properties under ground and/or building leases. As of December 31, 2021, we had $1.7 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2021.

Property	Total Square Feet (1)	Percent Leased(1)	Weighted Average Annual Rent per sq ft (2)	Major Tenants

SHOPPING CENTERS AND MALLS:
California:
Walnut Creek (Olympic)	31,000	100.0%	80.50	Anthropologie
Walnut Creek (Mt. Diablo)(4)	7,000	43.8%	72.00	Sweetgreen (lease not commenced)

Connecticut:
Newington	189,000	90.0%	9.75	Walmart, Staples

Maryland:
Towson (Goucher Commons)	155,000	92.5%	24.25	Staples, HomeGoods, Five Below, Ulta, Kirkland's, Sprouts, DSW
Rockville	94,000	98.0%	25.01	Regal Entertainment Group
Wheaton (leased through 2060)(3)	66,000	100.0%	18.27	Best Buy
Woodmore Towne Centre(6)	712,000	96.7%	17.43	Costco, Wegmans, At Home, Best Buy, LA Fitness, Nordstrom Rack

Massachusetts:
Cambridge (leased through 2033)(3)	48,000	62.1%	31.46	PetSmart
Revere (Wonderland Marketplace)	140,000	100.0%	13.33	Big Lots, Planet Fitness, Marshalls, Get Air

Missouri:
Manchester	131,000	100.0%	11.55	Academy Sports, Bob's Discount Furniture, Pan-Asia Market

New Hampshire:
Salem (leased through 2102)(3)	39,000	100.0%	10.00	Fun City

New Jersey:
Bergen Town Center - East, Paramus	253,000	93.8%	22.39	Lowe's, REI, Best Buy
Bergen Town Center - West, Paramus	1,058,000	90.6%	30.82	Target, Whole Foods Market, Burlington, Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, H&M, Bloomingdale's Outlet, Nike Factory Store, Old Navy, Kohl's (lease not commenced)
Brick	278,000	97.0%	19.95	Kohl's, ShopRite, Marshalls, Old Navy
Carlstadt (leased through 2050)(3)	78,000	98.5%	24.22	Stop & Shop
Cherry Hill (Plaza at Cherry Hill)	422,000	73.0%	14.40	LA Fitness, Aldi, Raymour & Flanigan, Restoration Hardware, Total Wine, Guitar Center, Sam Ash Music
East Brunswick	427,000	100.0%	14.76	Lowe's, Kohl's, Dick's Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness
East Hanover (200 - 240 Route 10 West)	343,000	99.2%	21.73	The Home Depot, Dick's Sporting Goods, Saks Off Fifth, Marshalls, Paper Store
East Rutherford	197,000	100.0%	12.85	Lowe's

Garfield	298,000	100.0%	15.82	Walmart, Burlington, Marshalls, PetSmart, Ulta
Hackensack	275,000	99.4%	23.97	The Home Depot, Staples, Petco, 99 Ranch
Hazlet	95,000	100.0%	3.70	Stop & Shop(5)
Jersey City (Hudson Mall)	382,000	85.4%	18.14	Marshalls, Big Lots, Retro Fitness, Staples, Old Navy, National retailer (lease not commenced)
Jersey City (Hudson Commons)	236,000	100.0%	13.90	Lowe's, P.C. Richard & Son
Kearny	116,000	100.0%	23.17	LA Fitness, Marshalls, Ulta
Lodi (Washington Street)(6)	43,000	100.0%	20.08	Dollar Tree
Manalapan	208,000	87.7%	20.44	Best Buy, Bed Bath & Beyond, Raymour & Flanigan, PetSmart, Avalon Flooring
Marlton	218,000	100.0%	16.49	Kohl's, ShopRite, PetSmart
Middletown (Town Brook Commons)	231,000	98.9%	13.92	Kohl's, Stop & Shop
Millburn	104,000	88.3%	28.70	Trader Joe's, CVS, PetSmart
Montclair	18,000	100.0%	32.00	Whole Foods Market
Morris Plains (Briarcliff Commons)	179,000	94.8%	23.08	Kohl's, Uncle Giuseppe's
North Bergen (Kennedy Commons)	62,000	100.0%	14.55	Food Bazaar
North Bergen (Tonnelle Commons)	408,000	100.0%	21.89	Walmart, BJ's Wholesale Club, PetSmart
North Plainfield (West End Commons)	241,000	99.1%	11.58	Costco, The Tile Shop, La-Z-Boy, Petco, Da Vita Dialysis
Paramus (leased through 2033)(3)	63,000	100.0%	44.56	24 Hour Fitness
Rockaway	189,000	93.1%	14.51	ShopRite, T.J. Maxx
South Plainfield (Stelton Commons) (leased through 2039)(3)	56,000	100.0%	21.97	Staples, Party City
Totowa	271,000	100.0%	18.30	The Home Depot, Bed Bath & Beyond, buybuy Baby, Marshalls, Staples
Union (2445 Springfield Ave)	232,000	100.0%	17.85	The Home Depot
Union (West Branch Commons)	278,000	98.7%	16.60	Lowe's, Burlington
Watchung (Greenbrook Commons)	170,000	100.0%	18.54	BJ's Wholesale Club
Woodbridge (Woodbridge Commons)	225,000	94.7%	13.27	Walmart, Charisma Furniture
Woodbridge (Plaza at Woodbridge)	332,000	91.9%	19.04	Best Buy, Raymour & Flanigan, Lincoln Tech, Retro Fitness, Bed Bath & Beyond and buybuy Baby

New York:
Bronx (Gun Hill Commons)	81,000	100.0%	36.85	Planet Fitness, Aldi
Bronx (Bruckner Commons)(6)	396,000	39.4%	44.96	ShopRite, Burlington
Bronx (Shops at Bruckner)	115,000	85.2%	38.73	Marshalls, Old Navy, Aldi (lease not commenced), Five Below (lease not commenced)
Brooklyn (Kingswood Center)	129,000	84.3%	35.83	T.J. Maxx, Visiting Nurse Service of NY
Brooklyn (Kingswood Crossing)	107,000	69.5%	41.72	Target, Marshalls, Maimonides Medical
Buffalo (Amherst Commons)	311,000	98.1%	10.94	BJ's Wholesale Club, T.J. Maxx, Burlington, HomeGoods, LA Fitness
Dewitt (Marshall Plaza) (leased through 2041)(3)	46,000	100.0%	24.62	Best Buy
Freeport (Meadowbrook Commons) (leased through 2040)(3)	44,000	100.0%	22.31	Bob's Discount Furniture
Freeport (Freeport Commons)	173,000	100.0%	26.32	The Home Depot, Staples
Huntington	216,000	71.6%	19.70	Marshalls, ShopRite (lease not commenced), Old Navy, Petco
Inwood (Burnside Commons)	100,000	29.3%	27.96
Mt. Kisco	189,000	98.5%	17.20	Target, Stop & Shop
New Hyde Park (leased through 2029)(3)	101,000	100.0%	21.93	Stop & Shop
Queens (Cross Bay Commons)	45,000	83.8%	42.29	Northwell Health
Rochester (Henrietta) (leased through 2056)(3)	165,000	100.0%	4.65	Kohl's
Staten Island (Forest Commons)	165,000	96.6%	24.68	Western Beef, Planet Fitness, Mavis Discount Tire, NYC Public School
Yonkers Gateway Center	448,000	91.6%	15.80	Burlington, Marshalls, Homesense, Best Buy, DSW, PetSmart, Alamo Drafthouse Cinema

Pennsylvania:
Bensalem (Marten Commons)	185,000	96.6%	14.59	Kohl's, Ross Dress for Less, Staples, Petco
Broomall(6)	169,000	64.1%	16.56	National retailer (lease not commenced), Planet Fitness, PetSmart
Glenolden (MacDade Commons)	102,000	100.0%	12.89	Walmart
Lancaster (Lincoln Plaza)	228,000	100.0%	5.17	Lowe's, Community Aid, Mattress Firm
Springfield (leased through 2025)(3)	41,000	100.0%	25.29	PetSmart
Wilkes-Barre	184,000	88.1%	12.89	Bob's Discount Furniture, Ross Dress for Less, Marshalls, Petco, Wren Kitchen (lease not commenced)
Wyomissing (leased through 2065)(3)	76,000	100.0%	14.70	LA Fitness, PetSmart

South Carolina:
Charleston (leased through 2063)(3)	45,000	100.0%	15.10	Best Buy

Virginia:
Norfolk (leased through 2069)(3)	114,000	100.0%	7.79	BJ's Wholesale Club

Puerto Rico:
Las Catalinas	356,000	85.4%	28.84	Sector Sixty6 (lease not commenced), Forever 21, Old Navy
Montehiedra(6)	540,000	69.0%	20.80	The Home Depot, Marshalls, Caribbean Cinemas, Tiendas Capri, Old Navy
Total Shopping Centers and Malls	14,469,000	91.1%	$19.70

INDUSTRIAL:
East Hanover Warehouses(7)	1,218,000	100.0%	5.63	J & J Tri-State Delivery, Foremost Groups, PCS Wireless, Fidelity Paper & Supply, Meyer Distributing, Givaudan Flavors, Reliable Tire, LineMart, Nutra-Med
Lodi (Route 17 North)	127,000	100.0%	9.95	AAA Wholesale Group
Total Industrial	1,345,000	100.0%	$6.04

Massapequa, NY (Sunrise Mall) (portion leased through 2069)(3)(4)(6)	1,217,000	49.2%	8.50	Macy's, Dick's Sporting Goods, Dave & Busters, Raymour & Flanigan

Total Urban Edge Properties	17,031,000	88.8%	$18.04
(1) Percent leased is expressed as the percentage of gross leasable area subject to a lease, excluding temporary tenants. The Company also excludes 132,000 sf of self-storage from the report above.
(2) Weighted average annual rent per square foot including ground leases and executed leases for which rent has not commenced is calculated by annualizing tenants’ current base rent (excluding any free rent periods), and excluding tenant reimbursements, concessions and storage rent. Excluding the ground leases where the Company is the lessor, the weighted average annual rent per square foot for our retail portfolio is $20.08 per square foot.
(3) The Company is a lessee under a ground or building lease. The total square feet disclosed for the building will revert to the lessor upon lease expiration.
(4) We own 95% of Walnut Creek (Mt. Diablo) and 82.5% of Sunrise Mall with the remaining portions in each case owned by joint venture partners.
(5) The tenant never commenced operations at this location but continues to pay rent.
(6) Not included in the same-property pool for the purposes of calculating same-property NOI for the quarter ended December 31, 2021 and 2020.
(7) Includes acquisitions of 151 Ridgedale Avenue and 601 Murray Road. These properties are included in our non-same property pool for the quarter and year ended December 31, 2021.

As of December 31, 2021, we had approximately 900 leases. Tenant leases under 10,000 square feet generally have lease terms of five years or less. Tenant leases comprising 10,000 square feet or more generally have lease terms of 10 to 25 years, and are considered anchor leases with one or more renewal options available upon expiration of the initial lease term. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for approximately 2% of our total revenues for the year ended December 31, 2021.

Occupancy

The following table sets forth the consolidated retail portfolio leased occupancy rate (excluding industrial and self-storage space), square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2021(1)	2020	2019	2018	2017
Total square feet	14,469,000	15,221,000	14,277,000	15,407,000	15,743,000
Occupancy rate	91.1%	88.7%	92.4%	92.6%	96.0%
Average annual base rent per sf	$19.70	$18.97	$19.22	$17.90	$17.38
(1) Excludes Sunrise Mall for the year ended December 31, 2021.

The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our industrial properties as of December 31 for the last five years:

	December 31,
	2021	2020	2019	2018	2017
Total square feet	1,345,000	1,070,000	943,000	942,000	942,000
Occupancy rate	100.0%	100.0%	100.0%	100.0%	100.0%
Average annual base rent per sf	$6.04	$6.34	$5.70	$5.34	$5.15

Major Tenants

The following table sets forth information for our ten largest tenants by total revenues for the year ended December 31, 2021:

Tenant	Number of Stores	Square Feet	% of Total Square Feet	2021 Revenues(1) (in thousands)	% of Total Revenues
The TJX Companies, Inc.(2)	22	714,731	4.2%	$20,589	4.8%
The Home Depot, Inc.	6	808,926	4.8%	19,904	4.7%
Lowe's Companies, Inc.	6	976,415	5.7%	13,570	3.2%
Walmart Inc.	5	708,435	4.2%	12,692	3.0%
Burlington Stores, Inc.	7	415,828	2.4%	10,106	2.4%
Best Buy Co., Inc.	8	359,551	2.1%	9,731	2.3%
Kohl's Corporation	7	633,345	3.7%	9,087	2.1%
BJ's Wholesale Club	4	454,297	2.7%	8,263	1.9%
Wakefern (ShopRite)	4	296,018	1.7%	7,284	1.7%
PetSmart, Inc.	10	228,869	1.3%	7,137	1.7%
(1) Based on contractual revenues as determined by the tenants’ operating lease agreements.
(2) Includes Marshalls (14), T.J. Maxx (4), HomeGoods (3) and Homesense (1).

Lease Expirations

The following table sets forth the anticipated expirations of tenant leases in our consolidated retail portfolio for each year from 2022 through 2032 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	29	113,000	0.8%	$2,853,250	$25.25
2022	83	486,000	3.4%	13,379,580	27.53
2023	106	1,145,000	7.9%	25,361,750	22.15
2024	104	1,551,000	10.7%	31,314,690	20.19
2025	80	1,234,000	8.5%	23,248,560	18.84
2026	97	891,000	6.2%	20,635,560	23.16
2027	84	1,065,000	7.4%	17,540,550	16.47
2028	47	653,000	4.5%	18,395,010	28.17
2029	70	1,526,000	10.5%	33,358,360	21.86
2030	43	1,191,000	8.2%	18,543,870	15.57
2031	32	909,000	6.3%	15,053,040	16.56
2032	35	347,000	2.4%	7,318,230	21.09
Thereafter	48	2,064,000	14.3%	31,909,440	15.46
Subtotal/Average	858	13,175,000	91.1%	$259,547,500	$19.70
Vacant	185	1,294,000	8.9%	N/A	N/A
Total(1)	1,043	14,469,000	100.0%	$259,547,500	N/A
(1) Total lease count excludes industrial tenant leases, temporary tenant leases, cart and kiosk leases and Sunrise Mall.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Urban Edge Properties

Market Information and Dividends

Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of February 9, 2022, there were approximately 1,134 holders of record of our common shares.

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

Our Board of Trustees declared a quarterly dividend of $0.15 per share for each of the four quarters in 2021, which resulted in a total annual dividend per common share and OP unit of $0.60 for 2021. Our Board of Trustees declared a quarterly dividend of $0.22 per common share and OP unit for the first quarter of 2020 and temporarily suspended quarterly dividend distributions for the second and third quarters as a result of COVID-19 and the uncertainties it generated. A special cash dividend of $0.46 per common share and OP unit was declared in December 2020, which resulted in a total annual dividend per common share and OP unit of $0.68 for 2020. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. However, the TCJA provides a deduction of up to 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2021 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

We have determined the dividends paid on our common shares during 2021 and 2020 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2021	$0.60	$0.60	$—	$—
2020	0.68	0.68	—	—

Total Shareholder Return Performance

The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, Dow Jones Equity All REIT (previously SNL U.S. REIT Equity Index) and the Dow Jones US Real Estate Strip Centers (previously SNL REIT Retail Shopping Center Index) as provided by SNL Financial LC, for the six fiscal years commencing December 31, 2015 and ending December 31, 2021, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Historical stock performance is not necessarily indicative of future results.

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

COMPARISON OF CUMULATIVE TOTAL RETURN(1)

$250
$200
$150
$100
$50
$0
12/31/2015
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
UE
Dow Jones Equity All REIT (preivously SNL U.S. REIT Equity)
Dow Jones US Real Estate Strip Centers (previously SNL US REIT Retail Shopping Center)
Russell 2000
S&P 500

(1) $100 invested on December 31, 2015 in stock or index, including reinvestment of dividends.

	Cumulative(1) Total Return %	Total Return $ as of
Stock/Index		12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
UE	2.7	100	120.9	116.0	78.9	95.4	67.7	102.7
S&P 500	161.3	100	112.0	136.4	130.4	171.5	203.0	261.3
Russell 2000	114.0	100	121.3	139.1	123.8	155.4	186.4	214.0
Dow Jones Equity All REIT	96.4	100	108.9	118.3	113.5	146.1	139.1	196.4
Dow Jones US Real Estate Strip Centers	(1.0)	100	103.3	92.4	78.9	100.2	68.8	99.0
(1) Cumulative total return is for the six fiscal years commencing December 31, 2015 and ending December 31, 2021.

Operating Partnership

Market Information and Distributions

There is no established public market for our general and common limited partnership interests in the operating partnership (“OP Units”). As of February 9, 2022, there were 117,398,896 general partnership units outstanding and 4,412,654 common limited partnership units outstanding, held by approximately 1,134 and 40 holders of record, respectively.

Under the limited partnership agreement of UELP, unitholders may present their common units for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. During the year ended December 31, 2021, 100,000 units were redeemed for common shares and no units were redeemed for cash.

Recent Sales of Unregistered Shares

During the year ended December 31, 2021, the Company issued an aggregate of 100,000 common shares in exchange for 100,000 common limited partnership units held by certain limited partners of the Operating Partnership. All common shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.

Each time the Company issues common shares (other than in exchange for common limited partnership units when such units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the year ended, December 31, 2021, in connection with issuances of common shares by the Company pursuant to the Urban Edge Properties 2015 Employee Share Purchase Plan, the Operating Partnership issued an aggregate of 24,544 common limited partnership units to the Company in exchange for approximately $0.3 million, the aggregate proceeds of such common share issuances to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the year ended December 31, 2021, 5,305 restricted common shares were forfeited by former employees in connection with their departure from the Company. We did not repurchase any of our equity securities during the year ended December 31, 2021. Our employees will at times surrender common shares owned by them to satisfy statutory minimum federal, state and local tax obligations associated with the vesting of their restricted common shares. During the year ended December 31, 2021, 13,062 restricted common shares were surrendered.

In March 2020, our Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. During the year ended December 31, 2020, we repurchased 5,873,923 shares at a weighted average share price of $9.22 amounting to $54.1 million. During the year ended December 31, 2021, no shares were repurchased.

Equity Compensation Plan Information

Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6.    [RESERVED]

Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.
This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and provides a year-to-year comparison between 2021 and 2020. A discussion of 2019 items and year-to-year comparisons between 2020 and 2019 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Executive Overview
Our Company
Urban Edge Properties (“UE”, “Urban Edge”, or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that manages, develops, redevelops, and acquires retail real estate, primarily in the Washington, D.C. to Boston corridor with a concentration on the New York metropolitan area. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate properties and other assets. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2021, Urban Edge owned approximately 96.2% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary that consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of December 31, 2021, our portfolio was comprised of 68 shopping centers, five malls and two industrial parks totaling approximately 17.0 million square feet.

COVID-19 Pandemic
On January 30, 2020, the spread of the COVID-19 outbreak was declared a Public Health Emergency of International Concern by the World Health Organization ("WHO"). On March 11, 2020, the WHO characterized the COVID-19 outbreak as a global pandemic. Early in the pandemic, the tri-state area of Connecticut, New York and New Jersey enforced preventive measures including mandatory business closures for non-essential businesses and quarantines or “shelter-in-place” requirements. Given our geographic concentration in the Northeast, many of our tenants faced adverse financial consequences from reduced business operations and social distancing requirements as a result of the COVID-19 pandemic. The Company’s results for 2020 were negatively impacted by tenant fallout from COVID-driven bankruptcies, uncollected or disputed rents from impacted tenants, and from abatements granted to tenants facing financial hardships due to the pandemic.
Throughout 2021, the widespread distribution of vaccines and reduction of restrictions boosted economic confidence and increased consumer spending, resulting in a strengthened existing retail tenant base and increase in demand for space. The Company reached record leasing volumes with 161 total new leases, renewals and options, totaling approximately 2 million square feet. Foot traffic at our properties returned to near pre-pandemic levels, which has increased sales volume for our tenants and we have collected 98% of base rents billed during the year, inclusive of rent deferrals granted as part of our COVID-19 tenant relief efforts.

2021 Highlights
Set forth below are highlights of our development and redevelopment projects, property acquisitions and dispositions, and leasing activities:
•Acquired Woodmore Towne Centre in December 2021 for a purchase price of $198.1 million, including transaction costs. The property, located in Glenarden, MD, sits on 83 acres including an adjacent 22-acre vacant land parcel and is anchored by top-tier national and regional tenants including grocers Wegmans and Costco;
•Acquired two industrial warehouses aggregating 275,000 sf, for a total purchase price of $56.1 million, including transaction costs. The two properties, located at 601 Murray Road and 151 Ridgedale Avenue, are adjacent to our existing 943,000 sf warehouse park in East Hanover, NJ;

•Completed the sale of three properties, one property parcel and one ground lease and received proceeds of $37.3 million, net of selling costs, resulting in a $18.6 million net gain on sale of real estate;
•Terminated our remaining leases with Kmart and Sears at Bruckner Commons, The Outlets at Montehiedra, and Sunrise Mall for $20 million, effective October 15, 2021. Controlling these anchor spaces is a critical aspect of the plans we have under way to reposition and redevelop these spaces;
•Stabilized five redevelopment projects aggregating $29.3 million, two of which stabilized during the fourth quarter. The 102,000 sf CubeSmart self-storage facility developed on excess land at Tonnelle Commons reached 87% occupancy. Additionally, the build-out of Fun City was completed at our property in Salem, NH, which opened in November 2021;
•Activated six new redevelopment projects related to anchor leases executed during the year. These projects have an estimated cost of $102.2 million, of which $95.2 million remains to be funded as of December 31, 2021 and are expected to generate an approximate 8% unleveraged yield;
•Signed 57 new leases totaling 677,817 square feet, including 46 new leases on a same-space(1) basis totaling 431,386 square feet at an average rental rate of $21.15 per square foot on a GAAP basis and $19.43 per square foot on a cash basis, resulting in average rent spreads of 23.0% on a GAAP basis and 9.5% on a cash basis; and
•Renewed or extended 104 leases totaling 1,259,467 square feet, including 97 leases on a same-space(1) basis totaling 1,247,758 square feet at an average rental rate of $20.69 per square foot on a GAAP basis and $20.52 per square foot on a cash basis, generating average rent spreads of 10.9% on a GAAP basis and 3.5% on a cash basis.

2022 Outlook
We intend to create value and grow earnings, funds from operations, and cash flows by:
•Adding essential tenants to our properties and positioning our retail environments with quality grocers, premium healthcare operators and elevated food offerings;
•Leasing vacant spaces, proactively extending leases, managing the exercise of tenant options and, when possible, replacing underperforming tenants with operators that can pay higher rents and positively impact our properties;
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
There can be no assurance that we will be able to execute on our growth strategy, especially given the ongoing economic uncertainty. See Forward-Looking Statements in this Annual Report on Form 10-K.

(1) Same-space leases represent those leases signed on spaces for which there was a previous lease.

Critical Accounting Estimates

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
Our significant accounting policies are more fully described in Note 3 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that have a significant level of uncertainty at the time the accounting estimates are made, and changes to those estimates could have a material impact on our financial condition or operating results.

Revenue Recognition and Receivables - Estimating Collectibility
Rental revenue comprises revenue from fixed and variable lease payments, as designated within tenant operating leases. Components of this include contractual rents arising from tenant operating lease agreements, tenant expense reimbursements, and straight-line rental income. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level basis, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases which are recorded as rental revenue deemed uncollectible and are included within the line items Rental revenue on our consolidated statements of income.
Management exercises judgement when evaluating the collectibility of these receivables and will look to both quantitative and qualitative factors. Such factors include tenants’ current credit status, either from third parties or using an internal risk assessment, payment history, amount of outstanding receivables, tenant sales performance, potential liquidity and current economic and sector specific trends. Tenant receivables, and receivables arising from the straight-lining of rents, are written-off directly when management deems the collectibility of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual cash received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight-lining of rents since lease commencement. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivable balance, including those arising from the straight-lining of rents. Changes in our assessments of collectibility are recognized as adjustments to rental revenue in accordance with ASC 842.
These assessments are inherently sensitive as they are based on the judgement of management and information available at the time of evaluation. We routinely reassess the quantitative and qualitative factors used to derive these estimates and believe the methods and assumptions noted above to be reasonable in evaluating collectibility. We have not had any changes to the methods or assumptions used to evaluate collectibility. Although we routinely reassess these estimates, taking into consideration all information available and future projections, they are subject to uncertainty and have a direct impact on our net income. Actual results may differ from these estimates and can have a material impact on our operating results.

Real Estate - Estimates Related to Valuing Acquired Assets and Liabilities
Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities. We assess fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities based on their relative fair values at date of acquisition.
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
Since the assessment of fair value and allocation of these amounts is made at the time of acquisition, they are subject to future changes in market conditions and tenants’ ability to continue operations and their exercise of options and renewals. In the case that these assumptions change materially, they could have a material impact on our results and financial statements. During 2021, we acquired three properties and utilized the above factors, including the use of a third-party, to allocate the purchase price of these properties among various assets and liabilities. Further information on these allocations can be found in Part II, Item 8, Note 4 of this Annual Report on Form 10-K. We have had no changes to our methods of fair value assessment and allocations during the year ended December 31, 2021.

Real Estate - Estimates Related to Impairments
Our properties are individually evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The carrying value of a property may also be individually reassessed in the event a casualty occurs at that property. Casualty events may include property damage from a natural disaster or fire. When such an event occurs, management estimates the net book value of assets damaged over the property’s total gross leasable area and adjusts the property’s carrying value to reflect the damages. Estimates are subjective and may change if additional damage is later assessed or if future cash flows are revised.
During the year ended December 31, 2021, we have had no changes to the methods or assumptions used in our analyses of fair value of our real estate assets and have not incurred any material impairment losses. We operate in a business that has significant investments in real estate and our estimates of valuation are subject to current market conditions and tenant operations, which drive future cash flows, and are beyond our control. As these factors can result in changes to our estimates and result in material impairment losses, this is deemed a critical accounting estimate.

Recent Accounting Pronouncements
On January 11, 2021, the SEC issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. This rule, which became effective on February 10, 2021, adopts amendments to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the amendments eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information, and amend Management’s Discussion & Analysis of Financial Condition and Results of Operations (‘‘MD&A’’). We early adopted the amendments to two items resulting in the elimination of Item 301, Selected Financial Data, and the omission of Item 302(a), Supplementary Financial Information. The amendments to Item 303(a)(b) MD&A were adopted in our current Form 10-K for the year ended December 31, 2021.
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
Our primary cash expenditures consist of our property operating and capital costs, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance and utilities; general and administrative expenses, which include payroll, professional fees, information technology, office expenses and other administrative expenses; and interest and debt expense primarily consists of interest on our mortgage debt. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. The current COVID-19 pandemic has increased volatility and uncertainty and has created significant economic disruption in many markets. Vaccinations for the COVID-19 virus have been widely distributed among the general U.S. population, which has facilitated the loosening of restrictions previously mandated on our tenants identified as nonessential; however the potential emergence of vaccine-resistant variants of COVID-19 may trigger restrictions to be put back in place. Such restrictions may include mandatory business shut-downs, reduced business operations and social distancing requirements. The long-term consequences of the various restrictions taken during the pandemic on consumer behavior is currently unknown. Specifically, the revenue and sales volume for certain tenants identified as nonessential may decline significantly as demand for their services and products declines potentially longer term. We are actively managing our business to respond to the ongoing economic and social impact and uncertainty relating to the COVID-19 pandemic; however, our future near term and potentially longer term results of operations may be significantly adversely affected. See “Pandemic-Related Contingencies” under Liquidity and Capital Resources and “Item 1A. Risk Factors” for more information.
The following provides an overview of our key non-GAAP measures based on our consolidated results of operations (refer to NOI, same-property NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Net income	$107,815	$97,750
FFO applicable to diluted common shareholders(1)	180,270	156,326
NOI(2)	223,811	200,383
Same-property NOI(2)	196,005	171,453
(1) Refer to page 33 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 32 for a reconciliation to the nearest GAAP measure.

Comparison of the Year Ended December 31, 2021 to December 31, 2020
Net income for the year ended December 31, 2021 was $107.8 million, compared to net income of $97.8 million for the year ended December 31, 2020. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2021 as compared to the same period of 2020:

	For the year Ended December 31,
(Amounts in thousands)	2021	2020	$ Change
Total revenue	$425,082	$330,095	$94,987
Real estate taxes	63,844	60,049	$3,795
Property operating expenses	68,531	56,126	12,405
General and administrative	39,152	48,682	(9,530)
Casualty and impairment loss, net	468	3,055	(2,587)
Gain on sale of real estate	18,648	39,775	(21,127)
Interest income	360	2,599	(2,239)
Interest and debt expense	57,938	71,015	(13,077)
Gain on extinguishment of debt	—	34,908	(34,908)
Income tax (benefit) expense	1,139	(38,996)	40,135
Total revenue increased by $95.0 million to $425.1 million in the year ended December 31, 2021 from $330.1 million in the year ended December 31, 2020. The increase is primarily attributable to:
•$44.7 million accelerated amortization of below-market intangible liabilities in connection with the termination of our Kmart and Sears leases, effective October 15, 2021;
•$30.0 million decrease in rental revenue deemed uncollectible;
•$11.3 million increase in straight-line rent driven by write-offs of receivables arising from the straight-lining of rents for tenants put on cash basis during 2020 compared to a reinstatement of straight-line balances, net of write-offs, during 2021;
•$10.6 million increase as a result of property acquisitions net of dispositions; and
•$0.2 million increase in management and development fee income and tenant bankruptcy settlement income; offset by
•$1.8 million net decrease in property rentals and tenant reimbursements due to lease terminations and modifications, partially offset by rent commencements and contractual rent increases.
Real estate tax expense increased by $3.8 million to $63.8 million in the year ended December 31, 2021 from $60.0 million in the year ended December 31, 2020. The increase is primarily attributable to:
•$7.0 million increase as a result of property acquisitions net of dispositions; offset by
•$2.2 million decrease as a result of successful tax appeals and lowered assessments; and
•$1.0 million of real estate taxes capitalized in connection with redevelopment projects.
Property operating expenses increased by $12.4 million to $68.5 million in the year ended December 31, 2021 from $56.1 million in the year ended December 31, 2020. The increase is primarily attributable to:
•$6.7 million increase in common area maintenance expenses across the portfolio as a result of spend reductions and limited center hours due to COVID-19 interruptions during 2020; and
•$5.7 million increase as a result of property acquisitions net of dispositions.
General and administrative expenses decreased by $9.5 million to $39.2 million in the year ended December 31, 2021 from $48.7 million in the year ended December 31, 2020. The decrease is primarily attributable to:
•$7.2 million of executive transition costs including accelerated amortization of unvested equity awards recognized during 2020; and
•$5.4 million decrease in transaction costs related to the Puerto Rico legal entity restructuring and debt refinancing in 2020, offset by;
•$3.1 million increase in payroll, transaction, severance, and other expenses.
We recognized a casualty and impairment loss, net of $0.5 million, in the year ended December 31, 2021 attributable to real estate impairment charges recognized against the carrying value of one property and one ground lease, each of which were disposed of during the year. We recognized a casualty and impairment loss, net of $3.1 million, in the year ended December 31, 2020 attributable to a real estate impairment charge recognized against the carrying value of one property.

We recognized a gain on sale of real estate of $18.6 million in the year ended December 31, 2021 due to the sale of three operating properties and one property parcel. We recognized a gain on sale of real estate of $39.8 million in the year ended December 31, 2020 due to the sale of three operating properties.
Interest income decreased by $2.2 million to $0.4 million in the year ended December 31, 2021 from $2.6 million in the year ended December 31, 2020. The decrease is primarily attributable to a lower cash balance and a decrease in interest rates.
Interest and debt expense decreased by $13.1 million to $57.9 million in the year ended December 31, 2021 from $71.0 million in the year ended December 31, 2020. The decrease is primarily attributable to:
•$8.1 million decrease due to the troubled debt restructuring on our mortgage at Las Catalinas Mall in Puerto Rico in December 2020, subsequent to which we recognized interest payments as a reduction of the carrying value of the loan and not as interest expense;
•$2.0 million decrease due to the $250 million draw on the Company’s revolving credit agreement in March 2020, with the borrowings fully repaid in November 2020;
•$1.3 million increase in capitalized interest due to the activation of redevelopment projects during 2021;
•$0.9 million decrease in interest on variable-rate debt due to lower interest rates; and
•$0.8 million decrease as a result of the refinancing of the mortgage secured by The Outlets at Montehiedra in June 2020.
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
Income tax expense of $1.1 million was recognized in the year ended December 31, 2021 compared to a $39.0 million tax benefit in the year ended December 31, 2020. The increase is primarily attributable to the tax impact of the mortgage refinancing and legal entity restructuring transactions related to our malls in Puerto Rico in 2020, partially offset by state and local income tax expense resulting from tax strategies implemented to limit the impact from the cancellation of debt at The Outlets at Montehiedra on the Company’s U.S. federal taxable income.

Comparison of the Year Ended December 31, 2020 to December 31, 2019
Discussions of 2019 items and comparisons between the year ended December 31, 2020 and 2019, respectively, that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 66 properties for the years ended December 31, 2021 and 2020. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $24.6 million, or 14.3%, for the year ended December 31, 2021 as compared to the year ended December 31, 2020. Same-property NOI results for the year ended December 31, 2020 were negatively impacted by rental revenue deemed uncollectible primarily due to the COVID-19 pandemic.

The following table reconciles net income to NOI and same-property NOI for the years ended December 31, 2021 and 2020.

	For the year ended December 31,
(Amounts in thousands)	2021	2020
Net income	$107,815	$97,750
Management and development fee income from non-owned properties	(1,169)	(1,283)
Other expense	608	672
Depreciation and amortization	92,331	96,029
General and administrative expense	39,152	48,682
Real estate impairment loss	468	3,055
Gain on sale of real estate	(18,648)	(39,775)
Interest income	(360)	(2,599)
Interest and debt expense	57,938	71,015
Gain on extinguishment of debt	—	(34,908)
Income tax (benefit) expense	1,139	(38,996)
Non-cash revenue and expenses	(55,463)	741
NOI	223,811	200,383
Adjustments:
Non-same property NOI and other(1)	(26,493)	(27,836)
Tenant bankruptcy settlement income and lease termination income	(1,313)	(1,094)
Same-property NOI	$196,005	$171,453
Adjustments:
NOI related to properties being redeveloped	20,915	18,621
Same-property NOI including properties in redevelopment	$216,920	$190,074
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired or disposed in the period. Amounts for 2021 include Sunrise Mall which generated a net loss of $3.0 million for the year ended December 31, 2021. These amounts reflect the total loss on the property and include the portion pertaining to the noncontrolling interest in Sunrise Mall.

Funds From Operations
FFO applicable to diluted common shareholders for the year ended December 31, 2021 was $180.3 million compared to $156.3 million for the year ended December 31, 2020.

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
The following table reflects the reconciliation of net income to FFO for the years ended December 31, 2021 and 2020.

	For the year ended December 31,
(Amounts in thousands)	2021	2020
Net income	$107,815	$97,750
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(4,296)	(4,160)
Consolidated subsidiaries	(833)	(1)
Net income attributable to common shareholders	102,686	93,589
Adjustments:
Rental property depreciation and amortization	91,468	95,297
Gain on sale of real estate	(18,648)	(39,775)
Real estate impairment loss	468	3,055
Limited partnership interests in operating partnership(1)	4,296	4,160
FFO applicable to diluted common shareholders	$180,270	$156,326
(1) Represents earnings allocated to Long-Term Incentive Plan (“LTIP”) and Operating Partnership (“OP”) unitholders for unissued common shares, which have been excluded for purposes of calculating earnings per diluted share for the periods presented because they are anti-dilutive.

Liquidity and Capital Resources

Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.15 per common share and OP unit for each of the four quarters in 2021, or an annual rate of $0.60. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. During the year ended December 31, 2020, the COVID-19 pandemic had an adverse impact on our short-term cash flow by affecting our tenants’ ability to pay rent, however, our collection rates have returned to pre-pandemic levels and we have collected 98% of base rents billed during the year ended December 31, 2021. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales. Additionally, we have a $600 million revolving credit agreement with certain financial institutions which has a maturity date of January 29, 2024 and includes two six-month extension options. See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general & administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions.
At December 31, 2021, we had cash and cash equivalents, including restricted cash, of $219.8 million and no amounts drawn on our $600 million revolving credit agreement.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $219.8 million at December 31, 2021, compared to $419.3 million as of December 31, 2020, a decrease of $199.4 million.
Our cash flow activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Net cash provided by operating activities	$135,273	$112,822
Net cash used in investing activities	(311,160)	(98,460)
Net cash used in financing activities	(23,530)	(80,245)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities for the year ended December 31, 2021 increased by $22.5 million as compared to December 31, 2020, due to the improved collection rates on property rentals and tenant expense reimbursements in 2021 and collection of previously billed and deferred amounts from 2020.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities for the year ended December 31, 2021, increased by $212.7 million compared to December 31, 2020 due to a (i) $128.3 million increase in cash used for acquisitions, (ii) $66.9 million increase in cash used for real estate development and capital improvements, and (iii) $17.5 million decrease in cash provided by the sale of properties and operating leases.

The Company has 21 active development, redevelopment or anchor repositioning projects with total estimated costs of $218.7 million, of which $72.1 million has been incurred and $146.6 million remains to be funded as of December 31, 2021.
The following summarizes capital expenditures presented on a cash basis for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Capital expenditures:
Development and redevelopment costs	$76,750	$15,468
Capital improvements	14,944	10,704
Tenant improvements and allowances	3,683	2,350
Total capital expenditures	$95,377	$28,522
Development and redevelopment costs includes $20 million incurred by the Company to terminate its three remaining leases with Kmart and Sears at Bruckner Commons, The Outlets at Montehiedra, and Sunrise Mall, effective October 15, 2021. Controlling these anchor spaces is a critical aspect of the plans the Company has under way to reposition and redevelop these spaces with uses that appeal to the respective communities where the properties are located.

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities for the year ended December 31, 2021, decreased by $56.7 million from the year ended December 31, 2020 due to (i) $71.1 million decrease in debt repayments primarily related to the mortgage refinancing on our Puerto Rico property in 2020, (ii) $54.1 million of cash paid to repurchase common shares in 2020, (iii) $27.0 million increase in proceeds from borrowings under mortgage loans, (iv) $3.5 million decrease in cash used to issue debt, (v) $1.2 million decrease in tax withholdings on vested restricted stock, and (vi) $0.8 million increase in cash contributed by noncontrolling interests, offset by (vii) $101.0 million increase in distributions paid to partners due to the temporary suspension of dividends during 2020 and the declaration of a special dividend in the fourth quarter of 2020, paid in January 2021.
On May 5, 2021 we established an at-the-market equity program (the “ATM Program”), pursuant to which we may offer and sell common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250 million. As of December 31, 2021, we have not issued any common shares under the ATM Program. Refer to Part II, Item 8 Equity and Noncontrolling Interest for more information related to this program.

Contractual Obligations
We have contractual obligations related to our mortgage loans described further in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. Below is a summary of our contractual obligations as of December 31, 2021:

	Commitments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual cash obligations
Long-term debt obligations(1)	$1,981,997	$155,249	$602,943	$345,191	$878,614
Operating lease obligations(2)	89,351	9,089	16,437	12,416	51,409
Finance lease obligations(2)	6,859	109	218	233	6,299
	$2,078,207	$164,447	$619,598	$357,840	$936,322
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2021. See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
(2) See Note 8 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.

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
We believe that cash flows from our current operations, cash on hand, our line of credit under our revolving credit agreement, the potential to refinance our loans and our general ability to access the capital markets will be sufficient to finance our operations and fund our obligations in both the short-term and long-term.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of December 31, 2021, all of our variable rate debt outstanding had rates indexed to LIBOR.

	2021					2020
(Amounts in thousands)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$161,084		1.85%	$1,611		$169,371		1.90%
Fixed Rate	1,534,324		4.10%	—	(2)	1,428,026		4.16%
	$1,695,408	(1)		$1,611		$1,597,397	(1)
(1) Excludes unamortized debt issuance costs of $8.2 million and $9.9 million as of December 31, 2021 and December 31, 2020, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would increase by approximately $15.3 million based on outstanding balances as of December 31, 2021.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of December 31, 2021, we did not have any material hedging instruments in place.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2021, the estimated fair value of our consolidated debt was $1.7 billion.

Other Market Risks
As of December 31, 2021, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2021 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2021, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Company’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of the projected undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The Company’s undiscounted future cash flow analyses require management to make significant estimates, including estimated terminal values determined using appropriate capitalization rates. Total real estate assets as of December 31, 2021 had a net book value of $2.4 billion.
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
◦Developing a range of independent estimates of capitalization rates and comparing those to the capitalization rates selected by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 16, 2022
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties LP (the "Operating Partnership") as of December 31, 2021 and 2020, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2022, expressed an unqualified opinion on the Operating Partnership’s internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on the Operating Partnership's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
The Operating Partnership's real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Operating Partnership's evaluation of the recoverability of real estate assets involves the comparison of the projected undiscounted future cash flows expected to be generated by each real estate asset over the Operating Partnership's estimated holding period to the respective carrying amount. The Operating Partnership's undiscounted future cash flow analyses require management to make significant estimates, including estimated terminal values determined using appropriate capitalization rates. Total real estate assets as of December 31, 2021 had a net book value of $2.4 billion.
Given that the Operating Partnership's estimated capitalization rates used in the evaluation of impairment of real estate assets is a significant assumption made by management, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flow analyses required a high degree of auditor judgment and an increased level of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Operating Partnership's estimated capitalization rates used in the evaluation of impairment of real estate assets included the following, among others:

•We tested the effectiveness of the Operating Partnership's internal controls over management’s evaluation of the recoverability of real estate, including internal controls over management’s determination of the reasonableness of the applicable capitalization rates.
•Inquired with management regarding the appropriateness of the capitalization rates, including considerations related to the impact of COVID-19 and evaluating the consistency of the capitalization rates used with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Operating Partnership's estimated capitalization rates by:
◦Testing the source information underlying the determination of the capitalization rates by evaluating the reasonableness of the capitalization rates used by management with independent market data, focusing on key factors, including the impact of the COVID-19 pandemic, geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of capitalization rates and comparing those to the capitalization rates selected by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 16, 2022
We have served as the Operating Partnership’s auditor since 2016.

URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Real estate, at cost:
Land	$543,827	$568,662
Buildings and improvements	2,441,797	2,326,450
Construction in progress	212,296	44,689
Furniture, fixtures and equipment	7,530	7,016
Total	3,205,450	2,946,817
Accumulated depreciation and amortization	(753,947)	(730,366)
Real estate, net	2,451,503	2,216,451
Operating lease right-of-use assets	69,361	80,997
Cash and cash equivalents	164,478	384,572
Restricted cash	55,358	34,681
Tenant and other receivables	15,812	15,673
Receivables arising from the straight-lining of rents	62,692	62,106
Identified intangible assets, net of accumulated amortization of $37,361 and $37,009, respectively	71,107	56,184
Deferred leasing costs, net of accumulated amortization of $17,641 and $16,419, respectively	20,694	18,585
Prepaid expenses and other assets	74,111	70,311
Total assets	$2,985,116	$2,939,560

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,687,190	$1,587,532
Operating lease liabilities	64,578	74,972
Accounts payable, accrued expenses and other liabilities	84,829	132,980
Identified intangible liabilities, net of accumulated amortization of $35,029 and $71,375, respectively	100,625	148,183
Total liabilities	1,937,222	1,943,667
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,147,986 and 117,014,317 shares issued and outstanding, respectively	1,170	1,169
Additional paid-in capital	1,001,253	989,863
Accumulated deficit	(7,091)	(39,467)
Noncontrolling interests:
Operating partnership	39,616	38,456
Consolidated subsidiaries	12,946	5,872
Total equity	1,047,894	995,893
Total liabilities and equity	$2,985,116	$2,939,560

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Rental revenue	$422,467	$328,280	$384,405
Management and development fees	1,169	1,283	1,900
Other income	1,446	532	1,344
Total revenue	425,082	330,095	387,649
EXPENSES
Depreciation and amortization	92,331	96,029	94,116
Real estate taxes	63,844	60,049	60,179
Property operating	68,531	56,126	64,062
General and administrative	39,152	48,682	38,220
Casualty and impairment loss, net(1)	468	3,055	12,738
Lease expense	12,872	13,667	14,466
Total expenses	277,198	277,608	283,781
Gain on sale of real estate	18,648	39,775	68,632
Gain on sale of lease	—	—	1,849
Interest income	360	2,599	9,774
Interest and debt expense	(57,938)	(71,015)	(66,639)
Gain on extinguishment of debt	—	34,908	—
Income before income taxes	108,954	58,754	117,484
Income tax (expense) benefit	(1,139)	38,996	(1,287)
Net income	107,815	97,750	116,197
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(4,296)	(4,160)	(6,699)
Consolidated subsidiaries	(833)	(1)	25
Net income attributable to common shareholders	$102,686	$93,589	$109,523

Earnings per common share - Basic:	$0.88	$0.79	$0.91
Earnings per common share - Diluted:	$0.88	$0.79	$0.91
Weighted average shares outstanding - Basic	117,029	117,722	119,751
Weighted average shares outstanding - Diluted	121,447	117,902	119,896
(1) Refer to Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, January 1, 2019	114,345,565	$1,143	$956,420	$(52,857)	$100,822	$449	$1,005,977
Net income attributable to common shareholders	—	—	—	109,523	—	—	109,523
Net income (loss) attributable to noncontrolling interests	—	—	—	—	6,699	(25)	6,674
Impact of ASC 842 adoption	—	—	—	(2,918)	—	—	(2,918)
Limited partnership interests:
Units redeemed for common shares	6,995,941	69	55,788	—	(4,279)	—	51,578
Units redeemed for cash	—	—	(3,422)	—	(2,556)	—	(5,978)
Reallocation of noncontrolling interests	—	—	4,521	—	(56,099)	—	(51,578)
Common shares issued	59,895	1	569	(131)	—	—	439
Dividends to common shareholders ($0.88 per share)	—	—	—	(106,163)	—	—	(106,163)
Distributions to redeemable NCI ($0.88 per unit)	—	—	—	—	(5,694)	—	(5,694)
Share-based compensation expense	—	—	5,906	—	7,643	—	13,549
Share-based awards retained for taxes	(31,276)	—	(633)	—	—	—	(633)
Balance, December 31, 2019	121,370,125	1,213	1,019,149	(52,546)	46,536	424	1,014,776
Net income attributable to common shareholders	—	—	—	93,589	—	—	93,589
Net income attributable to noncontrolling interests	—	—	—	—	4,160	1	4,161
Limited partnership interests:
Units redeemed for common shares	1,579,389	15	11,129	—	—	—	11,144
Reallocation of noncontrolling interests	—	—	8,833	—	(19,977)	—	(11,144)
Common shares issued	66,588	1	427	(30)	—	—	398
Repurchase of common shares	(5,873,923)	(59)	(54,082)	—	—	—	(54,141)
Dividends to common shareholders ($0.68 per share)	—	—	—	(80,480)	—	—	(80,480)
Distributions to redeemable NCI ($0.68 per unit)	—	—	—	—	(3,386)	—	(3,386)
Contributions from noncontrolling interests	—	—	—	—	—	5,447	5,447
Share-based compensation expense	—	—	5,871	—	11,123	—	16,994
Share-based awards retained for taxes	(127,862)	(1)	(1,464)	—	—	—	(1,465)
Balance, December 31, 2020	117,014,317	$1,169	$989,863	$(39,467)	$38,456	$5,872	$995,893
Net income attributable to common shareholders	—	—	—	102,686	—	—	102,686
Net income attributable to noncontrolling interests	—	—	—	—	4,296	833	5,129
Limited partnership interests:
Units redeemed for common shares	100,000	—	840	—	(6,302)	—	(5,462)
Reallocation of noncontrolling interests	—	—	8,206	—	(2,744)	—	5,462
Common shares issued	46,731	1	509	(144)	—	—	366
Dividends to common shareholders ($0.60 per share)	—	—	—	(70,166)	—	—	(70,166)
Distributions to redeemable NCI ($0.60 per unit)	—	—	—	—	(2,864)	—	(2,864)
Contributions from noncontrolling interests	—	—	—	—	—	6,241	6,241
Share-based compensation expense	—	—	2,045	—	8,774	—	10,819
Share-based awards retained for taxes	(13,062)	—	(210)	—	—	—	(210)
Balance, December 31, 2021	117,147,986	$1,170	$1,001,253	$(7,091)	$39,616	$12,946	$1,047,894
See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,815	$97,750	$116,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,135	97,751	96,641
Casualty and impairment loss, net	468	3,055	12,738
Gain on sale of real estate	(18,648)	(39,775)	(68,632)
Gain on sale of lease	—	—	(1,849)
Gain on extinguishment of debt	—	(34,908)	—
Amortization of below market leases, net	(55,173)	(10,624)	(15,940)
Noncash lease expense	6,802	7,522	8,205
Straight-lining of rent	(878)	10,523	1,021
Share-based compensation expense	10,819	16,994	13,549
Change in operating assets and liabilities:
Tenant and other receivables	(139)	5,892	8,119
Deferred leasing costs	(5,818)	(1,218)	(4,303)
Prepaid and other assets	5,661	(41,982)	(3,331)
Lease liabilities	(6,227)	(6,680)	(7,107)
Accounts payable, accrued expenses and other liabilities	(3,544)	8,522	1,092
Net cash provided by operating activities	135,273	112,822	156,400
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(95,377)	(28,522)	(91,301)
Acquisitions of real estate	(252,632)	(124,340)	(47,356)
Proceeds from sale of operating properties	34,482	54,402	116,510
Proceeds from sale of operating lease	2,367	—	6,949
Insurance proceeds	—	—	12,677
Net cash used in investing activities	(311,160)	(98,460)	(2,521)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(18,192)	(89,302)	(5,587)
Dividends paid to common shareholders	(123,998)	(26,647)	(106,163)
Distributions paid to redeemable noncontrolling interests	(4,937)	(1,314)	(5,694)
Taxes withheld for vested restricted shares	(210)	(1,465)	(633)
Debt issuance costs	—	(3,471)	(2,649)
Payment for redemption of units	—	—	(5,978)
Proceeds related to the issuance of common shares	366	398	439
Cash paid to repurchase shares	—	(54,141)	—
Contributions from noncontrolling interests	6,241	5,447	—
Proceeds from borrowings	117,200	90,250	—
Net cash used in financing activities	(23,530)	(80,245)	(126,265)
Net (decrease) increase in cash and cash equivalents and restricted cash	(199,417)	(65,883)	27,614
Cash and cash equivalents and restricted cash at beginning of year	419,253	485,136	457,522
Cash and cash equivalents and restricted cash at end of year	$219,836	$419,253	$485,136

See notes to consolidated financial statements

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $2,023, $715 and $1,425, respectively	$58,621	$68,113	$64,751
Cash payments for income taxes	4,663	499	1,601
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	18,702	5,808	5,056
Write-off of fully depreciated and impaired assets	10,706	21,447	56,199
Forgiveness of mortgage debt	—	30,000	—
Assumption of debt from the acquisition of real estate	—	72,473	—
Dividend/distribution declared and paid in subsequent period	—	55,905	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$384,572	$432,954	$440,430
Restricted cash at beginning of year	34,681	52,182	17,092
Cash and cash equivalents and restricted cash at beginning of year	$419,253	$485,136	$457,522

Cash and cash equivalents at end of year	$164,478	$384,572	$432,954
Restricted cash at end of year	55,358	34,681	52,182
Cash and cash equivalents and restricted cash at end of year	$219,836	$419,253	$485,136

 See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Real estate, at cost:
Land	$543,827	$568,662
Buildings and improvements	2,441,797	2,326,450
Construction in progress	212,296	44,689
Furniture, fixtures and equipment	7,530	7,016
Total	3,205,450	2,946,817
Accumulated depreciation and amortization	(753,947)	(730,366)
Real estate, net	2,451,503	2,216,451
Operating lease right-of-use assets	69,361	80,997
Cash and cash equivalents	164,478	384,572
Restricted cash	55,358	34,681
Tenant and other receivables	15,812	15,673
Receivables arising from the straight-lining of rents	62,692	62,106
Identified intangible assets, net of accumulated amortization of $37,361 and $37,009, respectively	71,107	56,184
Deferred leasing costs, net of accumulated amortization of $17,641 and $16,419, respectively	20,694	18,585
Prepaid expenses and other assets	74,111	70,311
Total assets	$2,985,116	$2,939,560

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,687,190	$1,587,532
Operating lease liabilities	64,578	74,972
Accounts payable, accrued expenses and other liabilities	84,829	132,980
Identified intangible liabilities, net of accumulated amortization of $35,029 and $71,375, respectively	100,625	148,183
Total liabilities	1,937,222	1,943,667
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 117,147,986 and 117,014,317 units outstanding, respectively	1,002,423	991,032
Limited partners: 4,662,654 and 4,729,010 units outstanding, respectively	41,030	41,302
Accumulated deficit	(8,505)	(42,313)
Total partners’ capital	1,034,948	990,021
Noncontrolling interest in consolidated subsidiaries	12,946	5,872
Total equity	1,047,894	995,893
Total liabilities and equity	$2,985,116	$2,939,560

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except unit and per unit amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Rental revenue	$422,467	$328,280	$384,405
Management and development fees	1,169	1,283	1,900
Other income	1,446	532	1,344
Total revenue	425,082	330,095	387,649
EXPENSES
Depreciation and amortization	92,331	96,029	94,116
Real estate taxes	63,844	60,049	60,179
Property operating	68,531	56,126	64,062
General and administrative	39,152	48,682	38,220
Casualty and impairment loss, net(1)	468	3,055	12,738
Lease expense	12,872	13,667	14,466
Total expenses	277,198	277,608	283,781
Gain on sale of real estate	18,648	39,775	68,632
Gain on sale of lease	—	—	1,849
Interest income	360	2,599	9,774
Interest and debt expense	(57,938)	(71,015)	(66,639)
Gain on extinguishment of debt	—	34,908	—
Income before income taxes	108,954	58,754	117,484
Income tax (expense) benefit	(1,139)	38,996	(1,287)
Net income	107,815	97,750	116,197
Less: net (income) loss attributable to NCI in consolidated subsidiaries	(833)	(1)	25
Net income attributable to unitholders	$106,982	$97,749	$116,222

Earnings per unit - Basic:	$0.88	$0.80	$0.92
Earnings per unit - Diluted:	$0.88	$0.80	$0.92
Weighted average units outstanding - Basic	120,966	121,957	126,333
Weighted average units outstanding - Diluted	122,107	122,811	126,478
 (1) Refer to Note 2 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2019	114,345,565	$957,563	12,736,633	$105,447	$(57,482)	$449	$1,005,977
Net income attributable to unitholders	—	—	—	—	116,222	—	116,222
Net loss attributable to noncontrolling interests	—	—	—	—	—	(25)	(25)
Impact of ASC 842 adoption	—	—	—	—	(2,918)	—	(2,918)
Common units issued as a result of common shares issued by Urban Edge	59,895	570	—	—	(131)	—	439
Equity redemption of OP Units	6,995,941	55,857	(6,995,941)	(4,279)	—	—	51,578
Equity redemption for cash	—	(3,422)	(357,998)	(2,556)	—	—	(5,978)
Limited partnership units issued, net	—	—	450,624	—	—	—	—
Reallocation of noncontrolling interests	—	4,521	—	(56,099)	—	—	(51,578)
Distributions to Partners ($0.88 per unit)	—	—	—	—	(111,857)	—	(111,857)
Share-based compensation expense	—	5,906	—	7,643	—	—	13,549
Share-based awards retained for taxes	(31,276)	(633)	—	—	—	—	(633)
Balance, December 31, 2019	121,370,125	1,020,362	5,833,318	50,156	(56,166)	424	1,014,776
Net income attributable to unitholders	—	—	—	—	97,749	—	97,749
Net income attributable to noncontrolling interests	—	—	—	—	—	1	1
Common units issued as a result of common shares issued by Urban Edge	66,588	428	475,081	—	(30)	—	398
Equity redemption of OP Units	1,579,389	11,144	(1,579,389)	—	—	—	11,144
Repurchase of common shares	(5,873,923)	(54,141)	—	—	—	—	(54,141)
Reallocation of noncontrolling interests	—	8,833	—	(19,977)	—	—	(11,144)
Distributions to Partners ($0.68 per unit)	—	—	—	—	(83,866)	—	(83,866)
Contributions from noncontrolling interests	—	—	—	—	—	5,447	5,447
Share-based compensation expense	—	5,871	—	11,123	—	—	16,994
Share-based awards retained for taxes	(127,862)	(1,465)	—	—	—	—	(1,465)
Balance, December 31, 2020	117,014,317	$991,032	4,729,010	$41,302	$(42,313)	$5,872	$995,893
Net income attributable to unitholders	—	—	—	—	106,982	—	106,982
Net income attributable to noncontrolling interests	—	—	—	—	—	833	833
Common units issued as a result of common shares issued by Urban Edge	46,731	510	33,644	—	(144)	—	366
Equity redemption of OP units	100,000	840	(100,000)	(6,302)	—	—	(5,462)
Reallocation of noncontrolling interests	—	8,206	—	(2,744)	—	—	5,462
Distributions to Partners ($0.60 per unit)	—	—	—	—	(73,030)	—	(73,030)
Contributions from noncontrolling interests	—	—	—	—	—	6,241	6,241
Share-based compensation expense	—	2,045	—	8,774	—	—	10,819
Share-based awards retained for taxes	(13,062)	(210)	—	—	—	—	(210)
Balance, December 31, 2021	117,147,986	$1,002,423	4,662,654	$41,030	$(8,505)	$12,946	$1,047,894
(1) Limited partners have a 3.8% common limited partnership interest in the Operating Partnership as of December 31, 2021 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$107,815	$97,750	$116,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	94,135	97,751	96,641
Casualty and impairment loss, net	468	3,055	12,738
Gain on sale of real estate	(18,648)	(39,775)	(68,632)
Gain on sale of lease	—	—	(1,849)
Gain on extinguishment of debt	—	(34,908)	—
Amortization of below market leases, net	(55,173)	(10,624)	(15,940)
Noncash lease expense	6,802	7,522	8,205
Straight-lining of rent	(878)	10,523	1,021
Share-based compensation expense	10,819	16,994	13,549
Change in operating assets and liabilities:
Tenant and other receivables	(139)	5,892	8,119
Deferred leasing costs	(5,818)	(1,218)	(4,303)
Prepaid and other assets	5,661	(41,982)	(3,331)
Lease liabilities	(6,227)	(6,680)	(7,107)
Accounts payable, accrued expenses and other liabilities	(3,544)	8,522	1,092
Net cash provided by operating activities	135,273	112,822	156,400
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(95,377)	(28,522)	(91,301)
Acquisitions of real estate	(252,632)	(124,340)	(47,356)
Proceeds from sale of operating properties	34,482	54,402	116,510
Proceeds from sale of operating lease	2,367	—	6,949
Insurance proceeds	—	—	12,677
Net cash used in investing activities	(311,160)	(98,460)	(2,521)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(18,192)	(89,302)	(5,587)
Distributions paid to partners	(128,935)	(27,961)	(111,857)
Taxes withheld for vested restricted units	(210)	(1,465)	(633)
Debt issuance costs	—	(3,471)	(2,649)
Payment for redemption of units	—	—	(5,978)
Proceeds related to the issuance of common shares	366	398	439
Cash paid to repurchase shares	—	(54,141)	—
Contributions from noncontrolling interests	6,241	5,447	—
Proceeds from borrowings	117,200	90,250	—
Net cash used in financing activities	(23,530)	(80,245)	(126,265)
Net (decrease) increase in cash and cash equivalents and restricted cash	(199,417)	(65,883)	27,614
Cash and cash equivalents and restricted cash at beginning of year	419,253	485,136	457,522
Cash and cash equivalents and restricted cash at end of year	$219,836	$419,253	$485,136

See notes to consolidated financial statements.

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $2,023, $715 and $1,425, respectively	$58,621	$68,113	$64,751
Cash payments for income taxes	4,663	499	1,601
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	18,702	5,808	5,056
Write-off of fully depreciated and impaired assets	10,706	21,447	56,199
Forgiveness of mortgage debt	—	30,000	—
Assumption of debt from the acquisition of real estate	—	72,473	—
Dividend/distribution declared and paid in subsequent period	—	55,905	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$384,572	$432,954	$440,430
Restricted cash at beginning of year	34,681	52,182	17,092
Cash and cash equivalents and restricted cash at beginning of year	$419,253	$485,136	$457,522

Cash and cash equivalents at end of year	$164,478	$384,572	$432,954
Restricted cash at end of year	55,358	34,681	52,182
Cash and cash equivalents and restricted cash at end of year	$219,836	$419,253	$485,136

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2021, Urban Edge owned approximately 96.2% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

As of December 31, 2021, our portfolio consisted of 68 shopping centers, five malls and two industrial parks totaling approximately 17.0 million sf, which is inclusive of a 95% controlling interest in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and with the instructions of Form 10-K. The consolidated financial statements as of and for the years ended December 31, 2021, 2020 and 2019 reflect the consolidation of the Company, the Operating Partnership, wholly-owned subsidiaries and those entities in which we have a controlling financial interest. All intercompany transactions have been eliminated in consolidation.

In accordance with the adoption of ASC 842 Leases (“ASU 2016-02”), the Company includes rental revenue deemed uncollectible as a reduction to rental revenue in the consolidated statements of income for the year ended December 31, 2019, as reflected beginning on Form 10-K for the year ended December 31, 2019.

The Company includes real estate impairment charges, and casualty losses (gains) resulting from natural disasters in Casualty and impairment loss, net on its consolidated statements of income for the years ended December 31, 2021, 2020 and 2019 as reflected in this Form 10-K. Refer to Note 9, Fair Value Measurements and Note 10, Commitments and Contingencies in Part II, Item 8 in this Annual Report on Form 10-K for information regarding real estate impairment charges and casualty losses (gains), respectively.

Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income as of December 31, 2021. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates include revenue recognition and collectibility of receivables, acquisitions of real estate and valuation of real estate. For more information on these estimates and policies refer to Part II, Item 7 Critical Accounting Policies and Estimates of this Annual Report on Form 10-K.

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

Our properties are individually evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events and changes include macroeconomic conditions, including those caused by global pandemics, like the recent COVID-19 pandemic, which resulted in property operational disruption and could indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

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

Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value due to their short-term maturities. The majority of our cash and cash equivalents consists of (i) deposits at major commercial banks, including money market accounts, which may at times exceed the Federal Deposit Insurance Corporation limit, (ii) United States Treasury Bills, and (iii) Certificate of Deposits placed through an Account Registry Service (“CDARS”). To date we have not experienced any losses on our invested cash.

Restricted Cash — Restricted cash consists of security deposits and cash escrowed under loan agreements for debt service, real estate taxes, property insurance, tenant improvements, leasing commissions, capital expenditures and cash held for potential Internal Revenue Code Section 1031 tax deferred exchange transactions.

Tenant and Other Receivables and Changes in Collectibility Assessment — Tenant receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842

Leases. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Tenant receivables, and receivables arising from the straight-lining of rents, are written-off directly when management deems the collectibility of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight-lining of rents since lease commencement. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight-lining of rents.

Deferred Leasing Costs — Deferred leasing costs include incremental costs of a lease that would have not been incurred if the lease had not been executed, including broker and sale commissions, and contingent legal fees. Such costs are capitalized and amortized on a straight-line basis over the term of the related leases as depreciation and amortization expense on the consolidated statements of income. Deferred leasing costs also includes lease incentives that can be used at the discretion of the tenant. Lease incentives are capitalized and amortized over the term of the related leases as a reduction to rental revenue on the consolidated statements of income.

Deferred Financing Costs — Deferred financing costs include fees associated with our revolving credit agreement. Such fees are amortized on a straight-line basis over the terms of the related revolving credit agreement as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. No amounts were drawn or outstanding under the revolving credit agreement as of December 31, 2021. Deferred financing costs are included in prepaid expenses and other assets on the consolidated balance sheets.

Revenue Recognition — We have the following revenue sources and revenue recognition policies:

•Rental revenue: Rental revenue comprises revenue from fixed and variable lease payments, as designated within tenant operating leases in accordance with ASC 842 Leases, as described further in our Leases accounting policy in Note 3 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
•Rental revenue deemed uncollectible: We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842.
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
Leases — We have approximately 900 operating leases at our properties, which generate rental income from tenants and operating cash flows for the Company. Our tenant leases are dependent on the Company, as lessor, agreeing to provide our tenants with the right to control the use of our real estate assets, as lessees. Our real estate assets are comprised of retail shopping centers, malls and industrial parks. Tenants agree to use and control their agreed upon space for their business purposes. Thus, our tenants obtain substantially all of the economic benefits from the use of our shopping center space and have the right to direct how and for what purpose the real estate space is used throughout the period of use. Given these contractual terms, the Company has determined that all tenant contracts of this nature contain a lease. The Company assesses lease classification for each new and modified lease. All new and modified leases which commenced in the year ended December 31, 2021 have been assessed and classified as operating leases.

Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent or the Consumer Price Index ("CPI"). Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales. Variable lease payments dependent on the CPI, will change in accordance with the corresponding increase or decrease in CPI if negotiated and agreed upon in the tenant's lease. Variable lease payments dependent on percentage rent and the CPI were $9.8 million and $2.4 million for the years ended December 31, 2021 and 2020, respectively. Variable lease payments also arise from tenant expense reimbursements, which provide for the recovery of all or a portion of the operating expenses, common area maintenance expenses, real estate taxes, insurance and capital improvements of the respective property and amounted to $101.3 million and $96.7 million for the years ended December 31, 2021 and 2020, respectively. The Company accounts for variable lease payments as Rental revenue on the consolidated statements of income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.

The Company also has twenty properties in its portfolio either completely or partially on land or in a building that are owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from one to 78 years and provide us the right to operate each such property. We also lease or sublease real estate for our three corporate offices with remaining terms of less than one year. Right-of-use ("ROU") assets are recorded for these leases, which represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. As of December 31, 2021, no other contracts have been identified as leases. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and ROU asset.

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

Noncontrolling Interests — Noncontrolling interests in consolidated subsidiaries represent the portion of equity that we do not own in those entities that we consolidate. We identify our noncontrolling interests separately within the equity section on the consolidated balance sheets. Noncontrolling interests in the Operating Partnership include OP units and limited partnership interests in the Operating Partnership in the form of long-term incentive plan (“LTIP”) unit awards classified as equity.

Variable Interest Entities — Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or for which the equity owners as a group lack any one of the following characteristics: (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance, (ii) the obligation to absorb the expected losses of the legal entity, or (iii) the right to receive the expected residual returns of the legal entity, qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The consolidated financial statements reflect the consolidation of VIEs in which the Company is the primary beneficiary.

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

Excluding the Operating Partnership, the Company had two entities that met the criteria of a VIE in which we held variable interests as of December 31, 2021 and 2020. These entities are VIEs primarily because the noncontrolling interests do not have substantive kick-out or participating rights and we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of these entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for these entities, they were consolidated in our financial statements as of December 31, 2021 and 2020. The majority of the operations of these VIEs are funded with cash flows generated by the properties and periodic cash contributions.

As of December 31, 2021 and 2020, excluding the Operating Partnership, the two consolidated VIEs had total assets of $48.5 million and $43.6 million, respectively and total liabilities of $24.7 million and $31.5 million, respectively.

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

The Company applies the FASB’s guidance relating to uncertainty in income taxes recognized in a Company’s financial statements. Under this guidance the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company records interest and penalties relating to unrecognized tax benefits, if any, as income tax expense

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2021. As of December 31, 2021, The TJX Companies, Inc. was our largest tenant with twenty-two stores which comprised an aggregate of 714,731 sf and accounted for approximately $20.6 million, or 4.8% of our total revenue for the year ended December 31, 2021.

Recently Issued Accounting Literature
Effective for the fiscal period beginning January 1, 2019, we adopted ASC 842 Leases, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). In connection with the adoption of ASU 2016-02, we also adopted (i) ASU 2019-01 Leases (ASC 842): Codification Improvements, (ii) ASU 2018-20 Leases (ASC 842): Narrow-Scope Improvements for Lessors, (iii) ASU 2018-11 Leases (ASC 842): Targeted Improvements, (iv) ASU 2018-10 Codification Improvements to ASC 842, Leases and (v) ASU 2018-01 Leases (ASC 842): Land Easement Practical Expedient for Transition to Topic 842.

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

From a lessee perspective, the initial adoption on January 1, 2019 resulted in the recognition of operating lease ROU assets and lease liabilities. Additionally, we reclassified certain amounts of acquired below-market lease intangibles and accrued rent and adjusted the carrying values of our ROU assets by the corresponding amounts. As of December 31, 2021, the Company had 24 operating leases and our operating lease ROU assets and lease liabilities were $69.4 million and $64.6 million, respectively, as presented on our consolidated balance sheet. As of December 31, 2021, our finance lease ROU asset and finance lease liabilities were $2.7 million and $3.0 million, respectively. The finance lease ROU asset is included within prepaid expenses and other assets on our consolidated balance sheets as of December 31, 2021 and 2020 and the finance lease liability is included within accounts payable, accrued expenses and other liabilities on our consolidated balance sheets as of December 31, 2021 and 2020. The Company recognizes interest expense on its finance lease liability. The standard's adoption has also impacted the presentation of our consolidated income statements due to accounting for the lease and non-lease components as a single lease component for all classes of underlying assets, presented as lease expense on the consolidated statements of income. Prior to the adoption of ASC 842, related lease and non-lease expense amounts were recognized within lease expense, real estate taxes, property operating expenses and general administrative expenses on the consolidated statements of income.

From a lessor perspective, the adoption resulted in additional general and administrative expenses, attributable to internal leasing department costs not meeting the definition of initial direct costs under ASC 842. The standard's adoption has also impacted the presentation of our consolidated income statements due to accounting for lease and non-lease components as a single lease component, presented as rental revenue on the consolidated statements of income, however there has been no change in the timing of revenue recognition since adoption. Additionally, under the amendments issued in ASU 2018-20, the Company has accounted for common area maintenance expenses paid directly by tenants to third-parties as variable rental revenue and has reported the corresponding expense within property operating expenses. Real estate taxes and insurance expenses paid directly by tenants have not been recognized as rental revenue or as expenses on the consolidated statements of income.

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

The Company makes the election to account for rent concessions using the receivable approach or variable approach a on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. As of December 31, 2021, the Company has granted rent deferrals accounted under both the receivable approach by electing the Lease Modification Q&A and as modifications due to term extensions of the leases. The Company has also granted abatements accounted for under both the variable approach and as modifications due to the executed agreements including other rental term modifications, such as term extensions and substantial changes in cash flows. Refer to Note 10 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions

During the years ended December 31, 2021 and December 31, 2020, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price
					(in thousands)
August 10, 2021	601 Murray Road	East Hanover	NJ	88,000	$18,312
August 19, 2021	151 Ridgedale Avenue	East Hanover	NJ	187,000	37,759
December 23, 2021	Woodmore Towne Centre	Glenarden	MD	712,000	198,055
				2021 Total	$254,126	(1)

February 12, 2020	Kingswood Center	Brooklyn	NY	130,000	$90,212
February 12, 2020	Kingswood Crossing	Brooklyn	NY	110,000	77,077
December 11, 2020	51 East Spring Valley Ave	Maywood	NJ	3,000	662
December 31, 2020	Sunrise Mall	Massapequa	NY	1,211,000	31,545
				2020 Total	$199,496	(1)
(1) The total purchase price for the properties acquired in the years ended December 31, 2021 and December 31, 2020 include $5.2 million and $3.1 million, respectively, of transaction costs incurred in relation to the transactions.

During the year ended December 31, 2021, the Company purchased three assets, at an aggregate purchase price of $254.1 million and 987,000 sf, comprising two assets located in East Hanover, NJ, and one asset located in Glenarden, MD.

In December 2021, the Company closed on the acquisition of Woodmore Towne Centre, a 712,000 sf retail center located in Glenarden, MD, for a purchase price of $198.1 million, including transaction costs. The property is 97% leased and sits on 83 acres and includes an additional 22 acres of land adjacent to the main parcel that may be developed for a complementary commercial use in the future. To partially fund the acquisition, the Company entered into a 10-year, $117.2 million non-recourse first mortgage secured by the property. The mortgage has a fixed interest rate of 3.39% and is interest-only for the entire loan term.

The two industrial properties, acquired in August 2021, are adjacent to our existing 943,000 sf warehouse park in East Hanover, NJ. The acquisition of 151 Ridgedale Avenue was partially funded via a 1031 exchange using cash proceeds from previous dispositions.

The Company purchased four assets with a total consideration of $199.5 million during the year ended December 31, 2020. two of the assets are located in Brooklyn, NY, one asset is located in Massapequa, NY and one asset is located in Maywood, NJ and is adjacent to our existing property, Bergen Town Center.

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

A portion of the acquisition of Kingswood Crossing was completed as a reverse Section 1031 exchange. We entered into a reverse Section 1031 exchange agreement with third-party intermediaries, which, for a maximum of 180 days, allowed us to defer for tax purposes, gains on the sale of other properties identified and sold within the period. Until the earlier of the termination of the exchange agreements or 180 days after the respective acquisition dates, the third-party intermediaries are the legal owner of the properties; however, we controlled the activities that most significantly impact each property and retained all of the economic benefits and risks associated with each property. Therefore, at the date of acquisition, we determined that we were the primary beneficiary of these variable interest entities and consolidated the properties and their operations as of the acquisition date.

The aggregate purchase price of the above property acquisitions has been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	Debt Premium	ROU assets net of lease liabilities	Other assets, net	Total Purchase Price
(in thousands)
601 Murray Road	$2,075	$14,733	$1,722	$(218)	$—	—	—	18,312
151 Ridgedale Avenue	2,990	35,509	—	(740)	—	—	—	37,759
Woodmore Towne Centre(3)	28,398	144,834	23,128	(8,035)	—	—	$9,730	198,055
2021 Total	$33,463	$195,076	$24,850	$(8,993)	$—	$—	$9,730	$254,126

Kingswood Center	$15,690	$76,766	$9,263	$(4,534)	$(6,973)	$—	$—	$90,212
Kingswood Crossing	8,150	64,159	4,768	—	—	—	—	77,077
51 East Spring Valley Ave	662	—	—	—	—	—	—	662
Sunrise Mall(2)	44,035	3,084	5,495	(26,495)	—	5,012	414	31,545
2020 Total	$68,537	$144,009	$19,526	$(31,029)	$(6,973)	$5,012	$414	$199,496
(1) As of December 31, 2021, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2021 were 8.7 years and 14.7 years, respectively and the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2020 were 10.3 years and 27.2 years, respectively.
(2) In connection with this acquisition, the Company acquired the lessee positions of ground leases and recognized operating lease ROU assets and operating lease liabilities. Refer to Note 8 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
(3) The amount allocated to Other assets, net relates to future reimbursements from the county for development work performed by the previous owner and is included in Prepaid expenses and other assets on our consolidated balance sheets.

Dispositions
During the year ended December 31, 2021, we disposed of three properties and one property parcel and received proceeds of $34.9 million, net of selling costs, resulting in an $18.6 million net gain on sale of real estate. Of these dispositions completed during the year ended December 31, 2021, two were completed as a 1031 exchange with the acquisition of 151 Ridgedale Avenue, allowing for the deferral of capital gains from the sale for income tax purposes.

During the year ended December 31, 2021, the Company also sold its lessee position in its ground lease at Vallejo, CA and received proceeds of $2.4 million, net of selling costs, and derecognized the ROU asset and corresponding lease liability related to the lease.

During the year ended December 31, 2020, we disposed of three properties and received proceeds of $58.1 million, net of selling costs, resulting in a $39.8 million net gain on sale of real estate. The sale of all three dispositions were completed as 1031 exchanges with Kingswood Crossing as a result of the sales occurring within 180 days of the Company’s acquisition.

Real Estate Held for Sale
As of December 31, 2020, a parcel of one property in Lodi, NJ was classified as held for sale based on an executed contract of sale with a third-party buyer. The aggregate amount of this parcel was $7.1 million and was included in prepaid expenses and other assets in our consolidated balance sheets as of December 31, 2020. The parcel was sold in January 2021. There was no real estate held for sale as of December 31, 2021.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our identified intangible assets and liabilities:

(Amounts in thousands)	December 31, 2021	December 31, 2020
In-place leases	$96,648	$82,303
Accumulated amortization	(33,057)	(32,515)
Above-market leases	10,185	9,255
Accumulated amortization	(3,147)	(3,570)
Other intangible assets	1,635	1,635
Accumulated amortization	(1,157)	(924)
Identified intangible assets, net of accumulated amortization	71,107	56,184
Below-market leases	135,654	219,558
Accumulated amortization	(35,029)	(71,375)
Identified intangible liabilities, net of accumulated amortization	$100,625	$148,183

Amortization of acquired below-market leases, net of acquired above-market leases resulted in rental income of $55.2 million, $10.6 million, and $15.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. On September 29, 2021, the Company entered into agreements to terminate our three remaining Kmart and Sears leases effective October 15, 2021. The modification of these leases resulted in accelerated amortization of the below-market intangible lease liabilities of $45.9 million which is included in rental revenue for the year ended December 31, 2021. The intangibles related to these leases were fully amortized and subsequently written-off in 2021.

Amortization of acquired in-place leases and customer relationships resulted in depreciation and amortization expense of $8.6 million, $10.2 million, and $8.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. During 2021, we recognized $0.4 million of accelerated amortization of the in-place lease intangibles related to the Kmart and Sears lease terminations noted above.

The following table sets forth the estimated annual amortization (expense) and income related to intangible assets and liabilities for the five succeeding years commencing January 1, 2022:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2022	$7,817	$(1,154)	$(10,103)
2023	7,771	(1,092)	(8,355)
2024	7,536	(996)	(7,127)
2025	7,354	(803)	(6,082)
2026	6,976	(683)	(5,469)

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of December 31, 2021 and December 31, 2020.

		Interest Rate at	December 31,	December 31,
(Amounts in thousands)	Maturity	December 31, 2021	2021	2020
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	1.70%	$28,244	$28,930
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	1.70%	54,029	55,340
Jersey City (Hudson Commons)(2)	11/15/2024	2.00%	28,034	28,586
Watchung(2)	11/15/2024	2.00%	26,097	26,613
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	2.00%	24,680	25,172
Westfield (One Lincoln Plaza)(3)	—	—%	—	4,730
Total variable rate debt			161,084	169,371
Fixed rate
Paramus (Bergen Town Center - West)	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	9,698	10,351
Jersey City (Hudson Mall)	12/1/2023	5.07%	22,154	22,904
Yonkers Gateway Center	4/6/2024	4.16%	26,774	28,482
Brick	12/10/2024	3.87%	49,554	50,000
North Plainfield	12/10/2025	3.99%	25,100	25,100
Las Catalinas	2/1/2026	4.43%	123,977	127,669
Middletown	12/1/2026	3.78%	31,400	31,400
Rockaway	12/1/2026	3.78%	27,800	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	22,944	23,381
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Brooklyn (Kingswood Center)	2/6/2028	5.07%	70,815	71,696
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Montehiedra	6/1/2030	5.00%	79,381	81,141
Montclair	8/15/2030	3.15%	7,250	7,250
Garfield	12/1/2030	4.14%	40,300	40,300
Woodmore Towne Centre	1/6/2032	3.39%	117,200	—
Mt Kisco	11/15/2034	6.40%	12,377	12,952
Total fixed rate debt			1,534,324	1,428,026
	Total mortgages payable		1,695,408	1,597,397
	Unamortized debt issuance costs		(8,218)	(9,865)
Total mortgages payable, net of unamortized debt issuance costs			$1,687,190	$1,587,532
(1)Bears interest at one month LIBOR plus 160 bps.
(2)Bears interest at one month LIBOR plus 190 bps.
(3)Loan repaid in July 2021 in connection with the disposition of the property.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.4 billion as of December 31, 2021. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2021, we were in compliance with all debt covenants.

As of December 31, 2021, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2022	$98,915
2023	349,814
2024	163,721
2025	40,946
2026	230,694
Thereafter	811,318

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

No amounts were drawn or outstanding under the Agreement as of December 31, 2021 and 2020. Financing costs associated with executing the Agreement of $2.2 million and $3.3 million as of December 31, 2021 and 2020, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Mortgage on Las Catalinas Mall
In April 2020, we notified the servicer of the $129 million non-recourse mortgage loan on Las Catalinas Mall in Puerto Rico that cash flow would be insufficient to service the debt and that we were unwilling to fund the shortfalls. In December 2020, the non-recourse mortgage loan on Las Catalinas Mall was modified to convert the mortgage from an amortizing 4.43% loan to interest only payments, starting at 3.00% in 2021 and increasing 50 basis points annually until returning to 4.43% in 2024 and thereafter, and enables the Company, at its option, to repay the loan at a discounted value of $72.5 million, beginning in August 2023 through the extended maturity date of February 2026.

While it is possible we will be able to repay the loan at the discounted value in the future, it is contingent upon certain factors including the future operating performance of the property as well as the ability to meet all required payments on the loan. Therefore, in accordance with ASC 470-60 Troubled Debt Restructurings, the Company did not recognize a gain at the time of the restructuring, as the future cash payments, including contingent payments, are greater than the carrying value of the mortgage payable.

We have accrued interest of $5.4 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2021. We incurred $1.2 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under ASC 470-60.

Mortgage on Woodmore Towne Centre
On December 23, 2021, the Company entered into a 10-year, $117.2 million non-recourse first mortgage to partially fund the acquisition of its property in Glenarden, MD. The mortgage is secured by the property with a fixed interest rate of 3.39% and is interest-only for the entire loan term.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra (“Montehiedra”) in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately five years. As of December 31, 2021, the remaining exposure under the guarantee is $9.9 million. There was no separate liability recorded related to this guarantee.

7.     INCOME TAXES

The Company elected to be taxed as a REIT under sections 856-860 of the Code, commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With the exception of the Company’s TRS, to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the TCJA for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. In addition to its TRS, the Company is subject to certain foreign, and state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense in the consolidated statements of income.

The Company satisfied its REIT distribution requirement by distributing $0.60 per common share in 2021, which comprised a regular quarterly cash dividend of $0.15 per common share declared for each quarter of 2021. During the year ended December 31, 2020, the Company declared a regular cash dividend of $0.22 per common share for the first quarter of 2020 and a special cash dividend of $0.46 per common share in December 2020. During the year ended December 31, 2019, the Company declared cash distributions on our common shares of $0.88 per share. The taxability of such dividends for the years ended December 31, 2021, 2020 and 2019 are as follows:

	Year Ended December 31,
	2021	2020	2019
Dividend paid per share(1)	$0.60	$0.68	$0.88
Ordinary income	100%	100%	83%
Return of capital	—%	—%	—%
Capital gains	—%	—%	17%
(1) The special cash dividend of $0.46 per common share declared in December 2020, and paid in January 2021, was fully allocable to the 2020 tax year.

For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, the Company maintains certain non-real estate operating activities that could not be performed by the REIT, and occur through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in the income tax expense in the consolidated statements of income.

During the year ended December 31, 2021, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of the Company’s Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of the Company’s Puerto Rico operating activities and such tax is included in income tax expense in the consolidated statements of income. During the year ended December 31, 2020 the Company also had activities occurring in special partnerships subject to a Puerto Rico 29% non-resident withholding tax on the net income from operating activities allocated to the Operating Partnership.

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

As a result of the Montehiedra refinancing and the Las Catalinas Mall troubled debt restructuring, the Company recognized a gain on extinguishment of debt for U.S. federal income tax purposes and implemented various tax planning strategies to limit its impact on the Company’s overall U.S. federal taxable income. The strategies implemented resulted in the recognition of a state and local income tax liability and corresponding deferred tax asset for the REIT of $4.5 million during the year ended December 31, 2020. During the year ended December 31, 2021, based on the filing of the 2020 state and local income tax returns, this amount was reduced by $1.2 million due to the final taxable amount being lower than what was originally estimated.

Refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information on the Montehiedra refinancing and the Las Catalinas Mall troubled debt restructuring.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Management’s determination of the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the underlying temporary differences become deductible. As of December 31, 2021, no valuation allowance has been recorded against the deferred tax assets that resulted from the legal entity restructurings of the Puerto Rico malls. In assessing the realizability of deferred tax assets, management determined it is more likely than not that these deferred tax assets will be realized.

During the year ended December 31, 2020, the Company recorded a $4.5 million valuation allowance against the REIT’s state and local deferred tax asset described above because management determined that it is not more likely than not that these deferred tax assets will be realized. As of December 31, 2021, the Company’s total deferred tax asset and valuation allowance attributable to the REIT’s state and local income tax liability decreased by $1.5 million to $3.0 million. The $1.5 million decrease is attributed to the $1.2 million reduction based on the final taxable amount being lower than what was originally estimated as discussed above and the current year movement in the temporary difference.

We account for uncertain tax positions in accordance with ASC 740 Income Taxes on the basis of a two-step process whereby (i) we determine whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (ii) for those tax positions that meet the more-likely-than-not recognition threshold, we recognize the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Income before income taxes from the Company’s operating activities in Puerto Rico during the years ended December 31, 2021 and 2020 was $8.5 million and $26.4 million, respectively. For the year ended December 31, 2021, the Puerto Rico income tax expense was $2.4 million and the REIT’s state and local income tax benefit was $1.2 million as compared to a Puerto Rico income tax benefit of $43.5 million and a REIT state and local income tax expense of $4.5 million for the year ended December 31, 2020. Puerto Rico income tax expense of $1.2 million was recorded for the year ended December 31, 2019. Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax effect of temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities and for the tax effect of carried forward tax attributes such as net operating losses and tax credits.

Income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 consists of the following:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Income tax expense (benefit):
Current:
U.S. state and local income tax	(1,228)	4,525	66
Puerto Rico income tax	110	1,293	851
Total current	(1,118)	5,818	917
Deferred:
U.S. federal income tax	5	(6)	—
Puerto Rico income tax(1)	2,252	(44,808)	370
Total deferred	2,257	(44,814)	370
Total income tax expense (benefit)	$1,139	$(38,996)	$1,287
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

Provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to consolidated net income before income taxes as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Federal provision at statutory tax rate(1)	$22,880	$12,338	$24,672
REIT income before income taxes not subject to federal tax provision	(22,875)	(12,339)	(24,677)
State and local income tax provision, net of federal benefit	225	11	66
Puerto Rico income tax provision	2,362	(43,515)	1,221
Change in valuation allowance	(1,453)	4,509	5
Total income tax expense (benefit)	$1,139	$(38,996)	$1,287
(1) Federal statutory tax rate of 21% for the years ended December 31, 2021, 2020 and 2019.

Below is a table summarizing the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020:

	Balance at
(Amounts in thousands)	December 31, 2021	December 31, 2020
Deferred tax assets:
Depreciation	$40,793	$41,942
Amortization of deferred financing costs	860	1,105
Rental revenue deemed uncollectible	735	2,109
Charitable contribution	7	7
Net operating loss	1,425	107
Valuation allowance	(3,061)	(4,514)
Total deferred tax assets	40,759	40,756

Deferred tax liabilities:
Mortgage liability	(1,394)	—
Straight line rent	(961)	(738)
Amortization of acquired leases	(205)	(228)
Accrued interest expense	(779)	(113)
Total deferred tax liabilities	(3,339)	(1,079)

Net deferred tax assets	$37,420	$39,677

8.     LEASES

Leases as lessor
We have approximately 900 operating leases at our retail shopping centers, malls and industrial properties which generate rental income from tenants and operating cash flows for the Company. Our tenant base comprises a diverse group of merchants including department stores, supermarkets, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. Tenant leases under 10,000 sf generally have lease terms of 5 years or less. Tenant leases 10,000 sf or more are considered anchor leases and generally have lease terms of 10 to 25 years, with one or more renewal options available upon expiration of the initial lease term. Contractual rent increases for the renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal.
The components of rental revenue for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Rental Revenue
Fixed lease revenue	$318,585	$235,488
Variable lease revenue	103,882	92,792
Total rental revenue	$422,467	$328,280

Property, plant and equipment under operating leases as lessor
As of December 31, 2021 and 2020, substantially all of the Company’s real estate assets are subject to operating leases.

Maturity analysis of lease payments as lessor
The Company’s operating leases, including those with revenue recognized on a cash basis, are disclosed in the aggregate due to their consistent nature as real estate leases. As of December 31, 2021, the undiscounted cash flows to be received from lease payments of our operating leases on an annual basis for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2022	$258,992
2023	247,248
2024	216,275
2025	192,115
2026	171,170
Thereafter	748,432
Total undiscounted cash flows	$1,834,232

Leases as lessee
As of December 31, 2021, the Company had twenty properties in its portfolio either completely or partially on land or in a building owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from one to 78 years and provide us the right to operate the property. We also lease or sublease real estate for our three corporate offices with remaining terms of less than one year.
On December 31, 2020, the Company recognized $5.7 million of operating lease ROU assets and $0.7 million of corresponding operating lease liabilities in connection with the Company’s acquisition of Sunrise Mall, which included the acquisition of the lessee positions of ground leases.

The components of lease expense for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020
Lease expense
Operating lease cost(1)	$10,162	$10,875
Variable lease cost	2,710	2,792
Total lease expense	$12,872	$13,667
(1) During the years ended December 31, 2021 and 2020, the Company recognized sublease income of $19.1 million and $17.7 million, respectively, included in rental revenue on the consolidated statements of income in relation to certain ground and building lease arrangements. Operating lease cost includes amortization of below-market ground lease intangibles and straight-line lease expense.

Supplemental balance sheet information related to leases as of December 31, 2021 and December 31, 2020 was as follows:

	December 31, 2021		December 31, 2020
Supplemental noncash information	Operating leases	Finance lease	Operating leases	Finance lease
Weighted-average remaining lease term	14.8 years	34.2 years	15.7 years	35.2 years
Weighted-average discount rates	3.98%	4.01%	3.99%	4.01%

Supplemental cash information related to leases for the years ended December 31, 2021 and 2020 was as follows:

(Amounts in thousands)	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2021	2020
Operating cash flows from operating leases	$9,584	$10,033
Operating cash flows from finance lease	120	120
Financing cash flows from finance lease	11	11

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$772	$1,740

Maturity analysis of lease payments as lessee
The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented in the table below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability on the consolidated balance sheet by considering the present value discount.

(Amounts in thousands)	Operating	Finance
Year Ending December 31,	leases	lease
2022	$9,089	$109
2023	8,212	109
2024	8,225	109
2025	6,324	109
2026	6,092	124
Thereafter	51,409	6,299
Total undiscounted cash flows	89,351	6,859
Present value discount	(24,773)	(3,855)
Discounted cash flows	$64,578	$3,004

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of December 31, 2021 and December 31, 2020.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents are classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of these financial instruments as of December 31, 2021 and December 31, 2020.

	As of December 31, 2021		As of As of December 31, 2020
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Liabilities:
Mortgages payable(1)	$1,695,408	$1,692,674	$1,597,397	$1,611,868
(1) Carrying amounts exclude unamortized debt issuance costs of $8.2 million and $9.9 million as of December 31, 2021 and December 31, 2020, respectively.

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
During the year ended December 31, 2021, the Company recognized impairment charges on two retail properties that the Company was actively marketing. The Company recognized an impairment charge of $0.4 million on its property in Westfield, NJ which was sold on July 22, 2021. Additionally, the Company recognized an impairment charge of $0.1 million on its ground lease in Vallejo, CA which was sold on December 21, 2021. Prior to these dispositions, the carrying value of these assets exceeded the estimated fair value less costs to sell. The aggregated fair values of $7.9 million were based on sale agreements under negotiation with third-party buyers.
During the year ended December 31, 2020, the Company recognized an impairment charge of $3.1 million on a parcel of our property in Lodi, NJ, which was sold on January 8, 2021. Prior to the sale of the parcel, the carrying value of this property exceeded its estimated fair value less costs to sell of $7.2 million. The fair value of the parcel was based on a sale agreement under negotiation with a third-party buyer.
During the year ended December 31, 2019, the Company recognized impairment charges of $26.3 million on four retail properties that the Company was actively marketing. The impairment loss was calculated as the difference between the assets’ individual carrying values and the estimated aggregated fair values of $38.5 million, less estimated selling costs. The valuation of these properties were based on capitalization rates, discounted future cash flows, third-party appraisals, broker selling estimates and sale agreements under negotiations. The capitalization rates (ranging from 9.9% to 12.1%) and discounts rates (ranging from 9.3% to 10.8%) utilized in the analyses were based upon unobservable rates that the Company believes to be in a reasonable range of current market rates.

The Company believes the inputs utilized to measure these fair values were reasonable in the context of applicable market conditions, however due to the significance of the unobservable inputs in the overall fair value measures, including market conditions and expectations for growth, the Company determined that such fair value measurements are classified as Level 3.
Aggregate impairment charges of $0.5 million, $3.1 million and $26.3 million, respectively, are included as an expense within casualty and impairment loss, net on our consolidated statements of income for the years ended December 31, 2021, 2020 and 2019.

10.     COMMITMENTS AND CONTINGENCIES

Legal Matters
There are various legal actions against us in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters will not have a material adverse effect on our financial condition, results of operations or cash flows.

Redevelopment and Anchor Repositioning
The Company has 21 active development, redevelopment or anchor repositioning projects with total estimated costs of $218.7 million, of which $72.1 million has been incurred and $146.6 million remains to be funded as of December 31, 2021. We continue to monitor the stabilization dates of these projects as a result of the impact of the COVID-19 pandemic on our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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
The Company’s primary and excess insurance policies providing coverage for pollution related losses have an aggregate limit of $75 million and provide remediation and business interruption coverage for pollution incidents, which pursuant to our policies expressly include the presence and dispersal of viruses. On December 23, 2020, the Company initiated litigation in New Jersey state court, Bergen County, under these policies to recover uncollected rents and other amounts resulting from the COVID-19 virus.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million and $1.8 million on our consolidated balance sheets as of December 31, 2021 and December 31, 2020, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. During the year ended December 31, 2019, the Company recognized $1.4 million of environmental remediation costs included in property operating expenses on the consolidated statements of income. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2021	December 31, 2020
Other assets	$19,712	$5,953
Deferred tax asset, net	37,420	39,677
Real estate held for sale	—	7,056
Finance lease right-of-use asset	2,724	2,724
Deferred financing costs, net of accumulated amortization of $5,932 and $4,819, respectively	2,234	3,347
Prepaid expenses:
Real estate taxes	9,982	8,093
Insurance	1,088	1,583
Rent, licenses/fees	951	1,878
Total Prepaid expenses and other assets	$74,111	$70,311

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2021	December 31, 2020
Dividend payable	$—	$55,905
Deferred tenant revenue	28,898	26,594
Accrued capital expenditures and leasing costs	19,164	7,797
Finance lease liability	3,004	2,993
Accrued interest payable	9,879	11,095
Security deposits	6,693	5,884
Accrued payroll expenses	9,134	5,797
Other liabilities and accrued expenses	8,057	16,915
Total accounts payable, accrued expenses and other liabilities	$84,829	$132,980

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Interest expense	$54,946	$68,184	$63,783
Amortization of deferred financing costs	2,992	2,831	2,856
Total Interest and debt expense	$57,938	$71,015	$66,639

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
As of December 31, 2021, the Company has not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the year ended December 31, 2021, no shares were repurchased by the Company. During the year ended December 31, 2020, the Company repurchased 5.9 million shares at a weighted average share price of $9.22 amounting to $54.1 million.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2021, Urban Edge owned approximately 96.2% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the year ended December 31, 2021 the Company declared distributions on our common shares and OP units of $0.60 per share/unit which comprised a regular quarterly dividend of $0.15 per common share and OP unit declared for each quarter of 2021.
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
During the year ended December 31, 2019, the Company declared distributions on our common shares and OP units of $0.88 per share/unit in the aggregate.
We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the years ended December 31, 2021, 2020 and 2019, 4,442, 3,445 and 6,920 shares were issued under the DRIP, respectively.

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
The total of the OP units and LTIP units represent a 4.1% weighted-average interest in the Operating Partnership for the year ended December 31, 2021. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. On August 5, 2019, the Company received requests from certain holders of OP units to redeem 357,998 units. The Company elected to satisfy the redemption requests by repurchasing the units at a price of $16.70 per unit, for total cash consideration of $6.0 million. During the years ended December 31, 2021, 2020 and 2019, 100,000, 1,355,836 and 6,995,941 units, respectively, were redeemed for an equivalent amount of common shares of the Company.
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

Outperformance and Long-Term Incentive Plans
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
Awards under the 2015 OPP and the 2017 OPP may be earned if we (i) achieve a TSR level greater than 7% per annum, or 21% over the three-year performance measurement period (the “Performance Period”), and/or (ii) achieve a TSR equal to or above, that of the 50th percentile of a retail REIT peer group (“Peer Group”) comprised of our peer companies, over a three-year Performance Period. Distributions on awards accrue during the measurement period, except that 10% of such distributions are paid in cash. If the designated performance objectives are achieved, LTIP units are also subject to time-based vesting requirements. Awards earned under the 2015 OPP and the 2017 OPP vest 50% in year three, 25% in year four and 25% in year five.
On February 22, 2018, the Compensation Committee of the Board of Trustees approved the Company’s 2018 Long-Term Incentive Plan (“2018 LTI Plan”) under the Omnibus Share Plan, a multi-year equity compensation program, comprised of both performance-based and time-based vesting awards. Equity awards granted under the 2018 LTI Plan are weighted, in terms of grant date and fair value, 80% performance-based and 20% time-based.
The fair values of the 2015 OPP, the 2017 OPP and the 2018 LTI Plan on the dates of grant were $3.9 million, $4.1 million and $3.6 million, respectively. A Monte Carlo simulation was used to estimate the fair values based on the probability of satisfying the market conditions and the projected share prices at the time of payments, discounted to the valuation dates over the three-year performance periods. For the 2015 OPP, assumptions include historical volatility (25.0%), risk-free interest rates (1.2%), and historical daily return as compared to our Peer Group (which ranged from 19.0% to 27.0%). For the 2017 OPP, assumptions include historical volatility (19.7%), risk-free interest rates (1.5%), and historical daily return as compared to our Peer Group. For the 2018 LTI Plan, assumptions include historical volatility, risk-free interest rates, and historical daily return as compared to our Peer Group. For the 2015 OPP and 2017 OPP, and the performance-based portion of the 2018 LTI Plan plans, such amounts are being amortized into share-based compensation expense over a five-year period from the dates of grant, using graded vesting attribution models.
The 2015 OPP was fully vested as of November 5, 2020 and there is no compensation cost remaining as of December 31, 2021. In the years ending December 31, 2021, 2020, and 2019 we recognized $0.7 million, $1.6 million and $2.3 million of compensation expense related to the 2015 OPP, 2017 OPP and 2018 LTI Plan, respectively. As of December 31, 2021, there was $0.2 million of total unrecognized compensation cost related to the 2017 OPP and 2018 LTI Plan, which will be recognized over a weighted-average period of less than one year.

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

2019 Long-Term Incentive Plan
On April 4, 2019, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2019 Long-Term Incentive Plan (“2019 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-third of the program) and performance goals tied to our relative and absolute TSR during the three-year performance period following their grant (two-thirds of the program).

Performance-based awards
For the performance-based awards under the 2019 LTI Plan, participants have the opportunity to earn awards in the form of LTIP Units if, and only if, Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year Performance Period beginning on February 27, 2019 and ending on February 26, 2022. The Company issued 489,319 LTIP Units under the 2019 LTI Plan.
Under the Absolute TSR component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 12 companies. Under the Relative TSR Component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if between such relative and absolute TSR thresholds. The fair value of the performance-based award portion of the 2019 LTI Plan on the date of grant was $4.3 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise.

Time-based awards
The time-based awards under the 2019 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. The Company granted time-based awards under the 2019 LTI Plan that represent 112,910 LTIP units with a grant date fair value of $2.0 million. During the years ended December 31, 2021, 2020 and 2019, respectively, we recognized $1.4 million, $1.9 million and $1.4 million of compensation expense related to the 2019 LTI Plan.

2020 Long-Term Incentive Plan
On February 20, 2020, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2020 Long-Term Incentive Plan (“2020 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on (i) the passage of time (one-third of the fair value of the program) and (ii) performance goals tied to our relative and absolute TSR during the three-year performance period following their grant (two-thirds of the fair value of the program). The total grant date fair value under the 2020 LTI Plan was $8.8 million comprising performance-based and time-based awards as described further below:

Performance-based awards
For the performance-based awards under the 2020 LTI Plan, participants, have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year Performance Period beginning on February 20, 2020 and ending on February 19, 2023. The Company granted performance-based awards under the 2020 LTI Plan that represent 630,774 LTIP Units. The fair value of the performance-based award portion of the 2020 LTI Plan on the date of grant was $5.9 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise.
Under the Absolute TSR component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 12 companies. Under the Relative TSR Component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if in between such relative and absolute TSR thresholds. During the years ended December 31, 2021 and 2020 we recognized $1.3 million and $1.1 million, respectively, of compensation expense related to the performance-based awards under the 2020 LTI Plan.

Time-based awards
The time-based awards granted under the 2020 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. The Company granted time-based awards under the 2020 LTI Plan that represent 169,004 LTIP units with a grant date fair value of $2.9 million. During the years ended December 31, 2021 and 2020 we recognized $0.7 million and $1.1 million, respectively, of compensation expense related to the time-based awards under the 2020 LTI Plan.

2021 Long-Term Incentive Plan
On February 10, 2021, the Compensation Committee of the Board of Trustees of the Company approved the Company’s 2021 Long-Term Incentive Plan (“2021 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-half of the program) and performance goals tied to our relative and absolute TSR during the three-year Performance Period following their grant (one-half of the program). The total grant date fair value under the 2021 LTI Plan was $7.8 million, comprising both performance-based and time-based awards.

Performance-based awards
For the performance-based awards under the 2021 LTI Plan, participants have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year Performance Period beginning on February 10, 2021 and ending on February 9, 2024. The Company granted performance-based awards under the 2021 LTI Plan that represent 398,977 LTIP Units. The fair value of the performance-based award portion of the 2021 LTI Plan on the date of grant was $3.9 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise.
Under the Absolute TSR component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 15 companies. Under the Relative TSR Component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if in between such relative and absolute TSR thresholds. During the year ended December 31, 2021, we recognized $1.0 million of compensation expense related to the performance-based awards under the 2021 LTI Plan.

Time-based awards
The time-based awards granted under the 2021 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. As of December 31, 2021, the Company granted time-based awards under the 2021 LTI Plan that represent 273,615 LTIP units with a grant date fair value of $3.9 million. During the year ended December 31, 2021, we recognized $1.0 million of compensation expense related to the time-based awards under the 2021 LTI Plan.

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
On May 5, 2021, a certain trustee elected to receive a portion of their compensation in deferred share units and an aggregate of 6,476 shares were granted to this trustee based on the weighted average grant date fair value of $15.44. In addition, certain trustees elected to receive a portion of their compensation in LTIP units and an aggregate of 39,756 LTIP units were granted to those trustees based on the weighted average grant date fair value of $15.09.
On July 1, 2021 a certain trustee elected to receive a portion of their compensation in LTIP units and an aggregate of 12,254 LTIP units were granted to this trustee based on the weighted average grant date fair value of $15.02.

On November 22, 2021, a certain trustee elected to receive a portion of their compensation in LTIP units and an aggregate of 10,208 LTIP units were granted to this trustee based on the weighted average grant date fair value of $14.17.

2022 Long-Term Incentive Plan
On February 11, 2022, the Compensation Committee of the Board of Trustees of the Company (the “Compensation Committee”) approved the Company’s 2022 Long-Term Incentive Plan (“2022 LTI Plan”). The Plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on (i) the passage of time (one-half of the program) and (ii) performance goals tied to our relative total shareholder return (“TSR”), absolute TSR and FFO as Adjusted growth over a three year performance period (one-half of the program). The total grant date fair value under the 2022 LTI Plan was $8.6 million, comprising both performance-based and time-based awards.
Shares Under Option
All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. The following table presents stock option activity for the year ended December 31, 2021:

	Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term
			(in years)
Outstanding at January 1, 2021	4,930,762	$22.89	—
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(1,000,000)	21.72	—
Outstanding at December 31, 2021	3,930,762	$23.19	3.56
Exercisable at December 31, 2021	3,156,449	$23.61	—
No options were granted or exercised during the year ended December 31, 2021. As of December 31, 2021, there was no intrinsic value for the outstanding and exercisable shares under option.

Restricted Shares
The following table presents information regarding restricted share activity during the years ended December 31, 2021, 2020, and 2019:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2021	72,393	19.03
Granted	17,933	15.58
Vested	(35,674)	20.06
Forfeited	(5,305)	18.03
Unvested at December 31, 2021	49,347	$17.23
During the year ended December 31, 2021, we granted 17,933 restricted shares that are subject to forfeiture and vest over periods ranging from one to three years. The total grant date value of the 35,674 restricted shares vested during the year ended December 31, 2021 was $0.7 million.

Restricted Units
During the years ended December 31, 2021, 2020 and 2019, respectively, there were 335,833, 297,195 and 276,482 additional LTIP units issued. During the years ended December 31, 2021, 2020 and 2019, 271,635, 433,016, and 131,884 units vested, respectively. There were no restricted units converted to common shares during the year ended December 31, 2021. During the year ended December 31, 2020, 223,553 restricted units were converted to common shares. As of December 31, 2021 the remaining 629,931 units vest over a weighted average period of approximately two years.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Share-based compensation expense components:
Restricted share expense	$461	$832	$1,697
Stock option expense	1,435	4,991	4,055
LTIP expense(1)	4,909	7,331	4,477
Performance-based LTI expense(2)	3,865	3,792	3,164
DSU expense	149	48	156
Total Share-based compensation expense	$10,819	$16,994	$13,549
(1) LTIP expense includes the time-based portion of the 2021, 2020, 2019 and 2018 LTI Plans.
(2) Performance-based LTI expense includes the 2017 OPP plan and the performance-based portion of the 2021, 2020, 2019 and 2018 LTI Plans.

As of December 31, 2021, we had a total of $13.2 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, deferred share units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards. This expense is expected to be recognized over a weighted average period of two years.

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
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the years ended December 31, 2021, 2020 and 2019 there were options outstanding for 3,930,762 shares that potentially could be exercised for common shares. During the years ended December 31, 2021, 2020 and 2019, no options were included in the diluted EPS calculation as their exercise prices were higher than the average market prices of our common shares. In addition, as of December 31, 2021 there were 49,347 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the years ended December 31, 2021, 2020 and 2019 included the 54,988, 77,289, and 100,406 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.

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

The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2021	2020	2019
Numerator:
Net income attributable to common shareholders	$102,686	$93,589	$109,523
Less: Earnings allocated to unvested participating securities	(47)	(62)	(92)
Net income available for common shareholders - basic	$102,639	$93,527	$109,431
Impact of assumed conversions:
OP and LTIP units	3,675	81	5
Net income available for common shareholders - dilutive	$106,314	$93,608	$109,436

Denominator:
Weighted average common shares outstanding - basic	117,029	117,722	119,751
Effect of dilutive securities:
Restricted share awards	55	77	100
Assumed conversion of OP and LTIP units	4,363	103	45
Weighted average common shares outstanding - diluted	121,447	117,902	119,896

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.88	$0.79	$0.91
Earnings per common share - Diluted	$0.88	$0.79	$0.91

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2021	2020	2019
Numerator:
Net income attributable to unitholders	$106,982	$97,749	$116,222
Less: net income attributable to participating securities	(47)	(62)	(92)
Net income available for unitholders	$106,935	$97,687	$116,130

Denominator:
Weighted average units outstanding - basic	120,966	121,957	126,333
Effect of dilutive securities issued by Urban Edge	55	77	100
Unvested LTIP units	1,086	777	45
Weighted average units outstanding - diluted	122,107	122,811	126,478

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.88	$0.80	$0.92
Earnings per unit - Diluted	$0.88	$0.80	$0.92

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2021, the Operating Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2021, of the Company and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.
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
February 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties LP (the “Operating Partnership”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2021, of the Operating Partnership and our report dated February 16, 2022, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 16, 2022

ITEM 9B.     OTHER INFORMATION

On February 11, 2022, the Compensation Committee approved and adopted an Executive Severance and Change in Control Plan (the “Plan”) for the benefit of certain of the Company’s executive officers and other eligible employees that the Compensation Committee may designate from time to time (the “Participants”). Each of the Company’s named executive officers identified in the Company’s proxy statement filed in connection with its 2021 annual meeting of shareholders has been named as Participants in the Plan (other than those executives whose severance benefits are governed by the terms of their existing agreements with the Company).
Under the Plan, in the event that a Participant’s employment is terminated by the Company for any reason other than for cause or death or disability, such Participant shall be entitled to (i) a lump sum payment equal to the product of (A) a severance multiple of either 1.0 (or such lesser multiple as may be agreed for non-executive officers), as specified in the letter agreement provided to each Participant upon qualification for the Plan, and (B) the sum of the Participant’s annual base salary and most recent target annual cash performance bonus, (ii) continuing coverage under the Company’s group medical, dental and vision plans as would have applied if the Participant remained employed for a number of years equal to the applicable severance multiple (at such cost to the Participant as would have applied in the absence of such termination), and (iii) full acceleration of time-base based equity awards held by the Participant and any accelerated vesting of equity awards with performance-based vesting to occur in accordance with the terms of the applicable award agreement. In addition, if such termination occurs within three months prior to, or within 12 months following, a Change in Control (as defined in the Plan), the relevant severance multiple will be 1.5 (or such lesser multiple as may be agreed for non-executive officers), as specified in the letter agreement provided to each Participant upon qualification for the Plan.
In the event that a Participant’s employment is terminated on account of his or her death or disability, such Participant (or the Participant’s estate or beneficiaries) shall be entitled to, among other things, full acceleration of time-base based equity awards held by the Participant and any equity awards with performance-based vesting to remain outstanding and earned in accordance with the their terms based on performance but without further vesting based on service. Additionally, in the event that a Participant’s employment is terminated on account of his or her disability, such Participant shall be entitled to receive any compensation and/or benefits as may be due or payable to such Participant in accordance with the terms and provisions of any employee benefit plans or programs of Urban Edge.
As a condition to participation in the Plan, each Participant must enter into a letter agreement with the Company in the form attached as an exhibit to the Plan, which, among other things, contains restrictive covenants in favor of the Company, including confidentiality, intellectual property, non-disparagement, non-competition and non-solicitation covenants. Participants must generally also execute, deliver and not revoke a general release of claims in favor of the Company in order to receive benefits.
The foregoing is a summary of the Plan and should be read in conjunction with the full text of the Plan, which is attached hereto as Exhibit 10.17 and is incorporated herein by reference.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2021, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	2,821,917	(1)	$20.04	4,151,073	(3)
Equity compensation plans not approved by security holders	1,019,557	(4)	21.72	N/A
Total	3,841,474		$20.49	4,151,073
(1) Includes an aggregate of (i) 107,646 common shares issuable upon exercise of outstanding unvested options (excluding 2,831,617 common shares issuable upon exercise of outstanding vested options) and (ii) 2,714,271 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”). The LTIP Units outstanding as of December 31, 2021 include 1,397,695 LTIP Units issued pursuant to our 2019 LTI Plan, 2020 LTI Plan, and 2021 LTI Plan which remain subject to performance-based vesting criteria.
(2) The LTIP Units do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.
(3) Includes (i) 2,137,585 common shares remaining available for issuance under the Urban Edge Properties 2015 Omnibus Incentive Plan (the “Plan”) and (ii) 2,013,488 common share remaining available under the Urban Edge Properties 2015 Employee Share Purchase Plan (“ESPP”). The number of common shares remaining available for issuance under the Plan is based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock, LTIP units or performance units that do not require the payment of an exercise price. If we were to grant awards other than “Full Value Awards," as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance under the Plan would be 4,275,169. Pursuant to the terms of the ESPP, on each January 1 prior to the tenth anniversary of the ESPP’s effective date, an additional number of common shares will be added to the maximum number of shares authorized for issuance under the ESPP equal to the lesser of (a) 0.1% of the total number of common shares outstanding on December 31 of the preceding calendar year and (b) 150,000 common shares; provided that the Compensation Committee of our Board of Trustees may act prior to January 1 of any calendar year to provide that there will be no increase in the share reserve for that calendar year, or that the increase in the share reserve for that calendar year shall be less than the increase that would otherwise occur.
(4) Relates to the Urban Edge Properties 2018 Inducement Equity Plan, which is an omnibus equity plan pursuant to which we may grant a variety of equity awards pursuant to the employment inducement award exemption provided by Section 303A.08 of the New York Stock Exchange Listed Company Manual, including options, share appreciation rights, performance shares, restricted shares and other share-based awards including LTIP Units. A total of 1,170,628 common shares are authorized to be issued under the 2018 Inducement Equity Plan. The 2018 Inducement Equity Plan has a ten-year term expiring on September 20, 2028 and generally may be amended at any time by our Board of Trustees. Included in the 1,170,628 common shares authorized to be issued under the 2018 Inducement Equity Plan are an aggregate of (i) 666,667 common shares issuable upon exercise of outstanding unvested options (excluding 333,333 common shares issuable upon exercise of outstanding vested options) and (ii) 170,628 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”).

Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2022 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements
Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K commencing on page 37.

(2) Financial Statement Schedules
Our financial statement schedules are included in Item 8 of this Annual Report on Form 10-K commencing on page 92.

(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on page 88 and is incorporated herein by reference.

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

3.1	Declaration of Trust of Urban Edge Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 21, 2015)
3.2	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 24, 2020)
4.1	Description of Urban Edge Properties’ Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Form 10-K filed on February 17, 2021)
10.1	Limited Partnership Agreement of Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 21, 2015)
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

10.9†	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.10†	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.11†	Urban Edge Properties 2018 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed September 26, 2018)
10.12†	Employment Offer Letter between Urban Edge Properties and Herb Eilberg (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on May 4, 2016)
10.13†	Employment Agreement between Urban Edge Properties and Christopher Weilminster (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on October 31, 2018)
10.14†	Employment Agreement between Urban Edge Properties and Jeffrey S. Olson (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2019)
10.15†	Retention Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 24, 2019)
10.16†	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)
10.17*†	Urban Edge Properties Executive Severance and Change in Control Plan

21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties
23.2*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties LP
24.1*	Power of Attorney (included on signature page)
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

Date: February 16, 2022

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: February 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Urban Edge Properties in its own capacity and in its capacity as the sole general partner of Urban Edge Properties LP, and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 16, 2022
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Langer	Chief Financial Officer	February 16, 2022
	Mark Langer	(Principal Financial Officer)

By:	/s/ Jennifer Holmes	Chief Accounting Officer	February 16, 2022
	Jennifer Holmes	(Principal Accounting Officer)

By:	/s/ Susan Givens	Trustee	February 16, 2022
Susan Givens

By:	/s/ Michael A. Gould	Trustee	February 16, 2022
Michael A. Gould

By:	/s/ Steven H. Grapstein	Trustee	February 16, 2022
Steven H. Grapstein

By:	/s/ Steven J. Guttman	Trustee	February 16, 2022
Steven J. Guttman

By:	/s/ Norman K. Jenkins	Trustee	February 16, 2022
Norman K. Jenkins

By:	/s/ Amy B. Lane	Trustee	February 16, 2022
Amy B. Lane

By:	/s/ Kevin P. O’Shea	Trustee	February 16, 2022
Kevin P. O’Shea

By:	/s/ Steven Roth	Trustee	February 16, 2022
Steven Roth

By:	/s/ Douglas W. Sesler	Trustee	February 16, 2022
Douglas W. Sesler

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Baltimore (Towson), MD	—	581	3,227	19,637	581	22,864	23,445	(9,516)	1968	1968
Bensalem, PA	—	2,727	6,698	1,610	2,727	8,308	11,035	(4,656)	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	6,824	41,465	6,305	48,289	54,594	(12,174)	1957/ 2009	2003/ 2019
Bergen Town Center - West, Paramus, NJ	300,000	22,930	89,358	384,257	32,371	464,174	496,545	(137,991)	1957/ 2009	2003/ 2020
Brick, NJ	49,554	1,391	11,179	14,579	1,391	25,758	27,149	(17,867)	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	3,730	55,295	274,038	329,333	(50,679)	N/A	2007
Bronx (Shops at Bruckner), NY	9,698	—	32,979	5,112	—	38,091	38,091	(2,895)	N/A	2017
Bronx (1750-1780 Gun Hill Road), NY	24,680	6,427	11,885	23,702	6,428	35,586	42,014	(12,985)	2009	2005
Brooklyn (Kingswood Center), NY	70,815	15,690	76,766	(2,096)	15,690	74,670	90,360	(4,660)	N/A	2020
Brooklyn (Kingswood Crossing), NY	—	8,150	64,159	1,509	8,150	65,668	73,818	(3,741)	N/A	2020
Broomall, PA	—	850	2,171	8,042	321	10,742	11,063	(1,849)	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	16,578	5,107	21,270	26,377	(11,016)	1968	1968
Cambridge (leased through 2033)(3), MA	—	—	—	97	—	97	97	(24)	N/A	2007
Carlstadt (leased through 2050)(3), NJ	—	—	16,458	137	—	16,595	16,595	(5,905)	N/A	2007
Charleston (leased through 2063)(3), SC	—	—	3,634	308	—	3,942	3,942	(1,442)	N/A	2006
Cherry Hill (Plaza at Cherry Hill), NJ	28,244	14,602	33,666	(2,679)	14,602	30,987	45,589	(6,140)	N/A	2017
Dewitt (leased through 2041)(3), NY	—	—	7,116	—	—	7,116	7,116	(2,787)	N/A	2006
Rockaway, NJ	27,800	559	6,363	4,868	559	11,231	11,790	(7,315)	1964	1964
East Brunswick, NJ	63,000	2,417	17,169	7,524	2,417	24,693	27,110	(19,717)	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	63,000	2,232	18,241	16,690	2,671	34,492	37,163	(20,946)	1962	1962/ 1998
East Rutherford, NJ	23,000	—	36,727	1,303	—	38,030	38,030	(10,431)	2007	2007
Freeport (Meadowbrook Commons) (leased through 2040)(3), NY	—	—	—	927	—	927	927	(22)	N/A	2005
Freeport (Freeport Commons), NY	43,100	1,231	4,747	4,631	1,593	9,016	10,609	(6,839)	1981	1981
Garfield, NJ	40,300	45	8,068	46,545	44	54,614	54,658	(21,052)	2009	1998
Glenarden, MD (Woodmore Towne Centre)	117,200	28,397	144,834	—	28,397	144,834	173,231	(131)	N/A	2021
Glenolden, PA	—	850	1,820	824	850	2,644	3,494	(2,373)	1975	1975
Hackensack, NJ	66,400	692	10,219	7,601	692	17,820	18,512	(12,415)	1963	1963
Hazlet, NJ	—	7,400	9,413	(8,028)	5,211	3,574	8,785	(79)	N/A	2007

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Huntington, NY	—	21,200	33,667	17,005	11,332	60,540	71,872	(8,239)	N/A	2007
Inwood, NY	—	12,419	19,097	2,829	12,419	21,926	34,345	(9,786)	N/A	2004
Jersey City (Hudson Commons), NJ	28,034	652	7,495	1,130	652	8,625	9,277	(4,231)	1965	1965
Jersey City (Hudson Mall), NJ	22,154	15,824	37,593	(3,267)	14,289	35,861	50,150	(6,951)	N/A	2017
Kearny, NJ	—	309	3,376	18,287	296	21,676	21,972	(7,232)	1938	1959
Lancaster, PA	—	3,140	63	2,059	3,140	2,122	5,262	(1,135)	1966	1966
Las Catalinas, Puerto Rico	123,977	15,280	64,370	5,740	11,490	73,900	85,390	(34,602)	1996	2002
Lodi (Washington Street), NJ	—	7,606	13,125	(8,813)	3,823	8,095	11,918	(3,217)	N/A	2004
Manalapan, NJ	—	725	7,189	7,240	1,046	14,108	15,154	(10,605)	1971	1971
Manchester, MO	12,500	4,409	13,756	(6,799)	2,858	8,508	11,366	(708)	N/A	2017
Marlton, NJ	37,400	1,611	3,464	14,759	1,454	18,380	19,834	(13,006)	1973	1973
Massapequa, (portion leased through 2069)(3), NY	—	44,035	3,084	29,423	30,077	46,465	76,542	(56)	N/A	2020
Middletown, NJ	31,400	283	5,248	2,869	283	8,117	8,400	(6,902)	1963	1963
Millburn, NJ	22,944	15,783	25,837	(578)	15,783	25,259	41,042	(4,414)	N/A	2017
Montclair, NJ	7,250	66	419	472	66	891	957	(776)	1972	1972
Montehiedra, Puerto Rico	79,381	9,182	66,751	30,012	7,951	97,994	105,945	(52,018)	1996/ 2015	1997
Morris Plains, NJ	—	1,104	6,411	18,339	1,082	24,772	25,854	(8,426)	1961	1985
Mount Kisco, NY	12,377	22,700	26,700	4,403	23,297	30,506	53,803	(9,877)	N/A	2007
New Hyde Park (leased through 2029)(3), NY	—	—	4	—	—	4	4	(4)	1970	1976
Newington, CT	—	2,421	1,200	1,658	2,421	2,858	5,279	(1,460)	1965	1965
Norfolk (leased through 2069)(3), VA	—	—	3,927	15	—	3,942	3,942	(3,937)	N/A	2005
North Bergen (Kennedy Boulevard), NJ	—	2,308	636	261	2,308	897	3,205	(699)	1993	1959
North Bergen (Tonnelle Avenue), NJ	100,000	24,978	10,462	67,385	33,211	69,614	102,825	(21,231)	2009	2006
North Plainfield, NJ	25,100	6,577	13,983	795	6,577	14,778	21,355	(5,518)	1955	1989
Paramus (leased through 2033)(3), NJ	—	—	—	12,569	—	12,569	12,569	(6,151)	1957/ 2009	2003
Queens, NY	—	14,537	12,304	4,284	14,537	16,588	31,125	(2,832)	N/A	2015
Rochester (Henrietta) (leased through 2056)(3), NY	—	—	2,647	1,181	—	3,828	3,828	(3,634)	1971	1971
Rockville, MD	—	3,470	20,599	3,262	3,470	23,861	27,331	(10,523)	N/A	2005
Revere (Wonderland), MA	—	6,323	17,130	28	6,323	17,158	23,481	(2,396)	N/A	2019
Salem (leased through 2102)(3), NH	—	6,083	—	(1,823)	2,994	1,266	4,260	(24)	N/A	2006
South Plainfield (leased through 2039)(3), NJ	—	—	10,044	1,926	—	11,970	11,970	(4,409)	N/A	2007
Springfield (leased through 2025)(3), PA	—	—	—	80	—	80	80	(80)	N/A	2005
Staten Island, NY	—	11,446	21,262	5,072	11,446	26,334	37,780	(11,973)	N/A	2004
Totowa, NJ	50,800	120	11,994	5,024	92	17,046	17,138	(15,322)	1957/ 1999	1957

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Union (2445 Springfield Avenue), NJ	45,600	19,700	45,090	—	19,700	45,090	64,790	(16,439)	N/A	2007
Union (Route 22 and Morris Avenue), NJ	—	3,025	7,470	7,192	3,025	14,662	17,687	(6,561)	1962	1962
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	(1,003)	2,699	18,927	21,626	(3,559)	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	1,784	—	7,693	7,693	—	N/A	2007
Watchung, NJ	26,097	4,178	5,463	2,929	4,441	8,129	12,570	(6,638)	1994	1959
Wheaton (leased through 2060)(3), MD	—	—	5,367	—	—	5,367	5,367	(2,046)	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	(15,463)	2,823	14,413	17,236	(264)	N/A	2007
Woodbridge (Woodbridge Commons), NJ	22,100	1,509	2,675	5,637	1,539	8,282	9,821	(4,013)	1959	1959
Woodbridge (Plaza at Woodbridge), NJ	54,029	21,547	75,017	8,498	21,547	83,515	105,062	(10,870)	N/A	2017
Wyomissing (leased through 2065)(3), PA	—	—	2,646	403	—	3,049	3,049	(2,655)	N/A	2005
Yonkers, NY	26,774	63,341	110,635	14,596	65,940	122,632	188,572	(16,782)	N/A	2017

INDUSTRIAL:
East Hanover, NJ(4)	40,700	5,589	57,485	30,750	5,756	88,068	93,824	(22,177)	1972	1972 / 2021
Lodi (Route 17 North), NJ	—	238	9,446	4,212	238	13,658	13,896	(127)	1999	1975

TOTAL UE PROPERTIES	1,695,408	583,698	1,718,987	895,235	543,827	2,654,093	3,197,920	(752,152)

Leasehold Improvements, Equipment and Other	—	—	—	7,530	—	7,530	7,530	(1,795)

TOTAL	$1,695,408	$583,698	$1,718,987	$902,765	$543,827	$2,661,623	$3,205,450	$(753,947)
(1)Depreciation of the buildings and improvements are calculated over lives ranging from one to forty years.
(2)Adjusted tax basis for federal income tax purposes was $1.8 billion as of December 31, 2021.
(3)The Company is a lessee under a ground or building lease. The building will revert to the lessor upon lease expiration.
(4)The increase in initial cost to the Company is due to the acquisitions of 151 Ridgedale Avenue and 601 Murray Road.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2021	2020	2019
Real Estate
Balance at beginning of period	$2,946,817	$2,748,785	$2,768,992
Additions during the period:
Land	33,473	68,536	13,441
Buildings & improvements	200,289	145,800	31,806
Construction in progress	97,401	27,550	61,641
	3,277,980	2,990,671	2,875,880
Less: Impairments, assets sold, written-off or reclassified as held for sale	(72,530)	(43,854)	(127,095)
Balance at end of period	$3,205,450	$2,946,817	$2,748,785
Accumulated Depreciation
Balance at beginning of period	$730,366	$671,946	$645,872
Additions charged to operating expenses	80,288	81,691	80,774
	810,654	753,637	726,646
Less: Accumulated depreciation on assets sold, written-off or reclassified as held for sale	(56,707)	(23,271)	(54,700)
Balance at end of period	$753,947	$730,366	$671,946