Form 10-Q
period 2022-03-31
Urban Edge Properties; Urban Edge Properties LP
filed 2022-05-05
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 333-212951-01 (Urban Edge Properties LP)
URBAN EDGE PROPERTIES
URBAN EDGE PROPERTIES LP
(Exact name of Registrant as specified in its charter)

Maryland	(Urban Edge Properties)		47-6311266
Delaware	(Urban Edge Properties LP)		36-4791544
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

888 Seventh Avenue	New York	New York	10019
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number including area code:		(212)	956-2556

Securities registered pursuant to Section 12(b) of the Act:
Title of class	Trading symbol(s)	Name of each exchange on which registered
Common shares of beneficial interest, par value $0.01 per share	UE	The New York Stock Exchange
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Urban Edge Properties:

Large Accelerated Filer	☒	Accelerated Filer	☐	Non-Accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
Urban Edge Properties LP:

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
        Urban Edge Properties ☐                   Urban Edge Properties LP ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
        Urban Edge Properties    YES ☐ NO ☒         Urban Edge Properties LP     YES ☐  NO ☒
As of April 29, 2022, Urban Edge Properties had 117,427,382 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2022

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2022 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of March 31, 2022, UE owned an approximate 95.9% ownership interest in UELP. The remaining approximate 4.1% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land	$542,131	$543,827
Buildings and improvements	2,454,897	2,441,797
Construction in progress	223,698	212,296
Furniture, fixtures and equipment	7,716	7,530
Total	3,228,442	3,205,450
Accumulated depreciation and amortization	(772,789)	(753,947)
Real estate, net	2,455,653	2,451,503
Operating lease right-of-use assets	67,618	69,361
Cash and cash equivalents	151,789	164,478
Restricted cash	46,238	55,358
Tenant and other receivables	17,318	15,812
Receivable arising from the straight-lining of rents	63,203	62,692
Identified intangible assets, net of accumulated amortization of $37,024 and $37,361, respectively	68,007	71,107
Deferred leasing costs, net of accumulated amortization of $18,351 and $17,641, respectively	20,791	20,694
Prepaid expenses and other assets	70,620	74,111
Total assets	$2,961,237	$2,985,116

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,682,929	$1,687,190
Operating lease liabilities	62,931	64,578
Accounts payable, accrued expenses and other liabilities	75,962	84,829
Identified intangible liabilities, net of accumulated amortization of $36,082 and $35,029, respectively	98,282	100,625
Total liabilities	1,920,104	1,937,222
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,430,735 and 117,147,986 shares issued and outstanding, respectively	1,173	1,170
Additional paid-in capital	1,001,006	1,001,253
Accumulated deficit	(16,399)	(7,091)
Noncontrolling interests:
Operating partnership	42,001	39,616
Consolidated subsidiaries	13,352	12,946
Total equity	1,041,133	1,047,894
Total liabilities and equity	$2,961,237	$2,985,116

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
REVENUE
Rental revenue	$99,416	$94,619
Management and development fees	240	365
Other income	545	677
Total revenue	100,201	95,661
EXPENSES
Depreciation and amortization	24,527	22,875
Real estate taxes	15,975	16,601
Property operating	21,205	20,291
General and administrative	11,121	8,668
Lease expense	3,135	3,306
Total expenses	75,963	71,741
Gain on sale of real estate	—	11,722
Interest income	205	136
Interest and debt expense	(14,004)	(14,827)
Income before income taxes	10,439	20,951
Income tax expense	(905)	(235)
Net income	9,534	20,716
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(387)	(875)
Consolidated subsidiaries	339	79
Net income attributable to common shareholders	$9,486	$19,920

Earnings per common share - Basic:	$0.08	$0.17
Earnings per common share - Diluted:	$0.08	$0.17
Weighted average shares outstanding - Basic	117,330	116,956
Weighted average shares outstanding - Diluted	117,393	117,024

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2020	117,014,317	$1,169	$989,863	$(39,467)	$38,456	$5,872	$995,893
Net income attributable to common shareholders	—	—	—	19,920	—	—	19,920
Net income (loss) attributable to noncontrolling interests	—	—	—	—	875	(79)	796
Limited partnership interests:
Reallocation of noncontrolling interests	—	—	(2,817)	—	2,817	—	—
Common shares issued	24,283	1	83	(83)	—	—	1
Dividends to common shareholders ($0.15 per share)	—	—	—	(17,515)	—	—	(17,515)
Distributions to redeemable NCI ($0.15 per unit)	—	—	—	—	(711)	—	(711)
Contributions from noncontrolling interests	—	—	—	—	—	511	511
Share-based compensation expense	—	—	597	—	2,086	—	2,683
Share-based awards retained for taxes	(12,311)	—	(208)	—	—	—	(208)
Balance, March 31, 2021	117,026,289	$1,170	$987,518	$(37,145)	$43,523	$6,304	$1,001,370

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,170	$1,001,253	$(7,091)	$39,616	$12,946	$1,047,894
Net income attributable to common shareholders	—	—	—	9,486	—	—	9,486
Net income (loss) attributable to noncontrolling interests	—	—	—	—	387	(339)	48
Limited partnership interests:
Units redeemed for common shares	250,000	3	2,121	—	2,124	—	4,248
Reallocation of noncontrolling interests	—	—	(2,619)	—	(1,629)	—	(4,248)
Common shares issued	37,741	—	20	(21)	—	—	(1)
Dividends to common shareholders ($0.16 per share)	—	—	—	(18,773)	—	—	(18,773)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	(773)	—	(773)
Contributions from noncontrolling interests	—	—	—	—	—	745	745
Share-based compensation expense	—	—	321	—	2,276	—	2,597
Share-based awards retained for taxes	(4,992)	—	(90)	—	—	—	(90)
Balance, March 31, 2022	117,430,735	$1,173	$1,001,006	$(16,399)	$42,001	$13,352	$1,041,133

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,534	$20,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,968	23,330
Gain on sale of real estate	—	(11,722)
Amortization of below market leases, net	(1,974)	(2,412)
Noncash lease expense	1,743	1,813
Straight-lining of rent	(511)	964
Share-based compensation expense	2,597	2,683
Change in operating assets and liabilities:
Tenant and other receivables	(1,507)	(876)
Deferred leasing costs	(1,025)	(600)
Prepaid expenses and other assets	2,893	(6,879)
Lease liabilities	(1,648)	(1,645)
Accounts payable, accrued expenses and other liabilities	(10,549)	(6,547)
Net cash provided by operating activities	24,521	18,825
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(19,078)	(7,810)
Acquisitions of real estate	(3,940)	—
Proceeds from sale of operating properties	—	23,208
Net cash (used in) provided by investing activities	(23,018)	15,398
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(4,421)	(2,727)
Dividends to common shareholders	(18,773)	(71,348)
Distributions to redeemable noncontrolling interests	(773)	(2,784)
Taxes withheld for vested restricted shares	(90)	(208)
Contributions from noncontrolling interests	745	511
Net cash used in financing activities	(23,312)	(76,556)
Net decrease in cash and cash equivalents and restricted cash	(21,809)	(42,333)
Cash and cash equivalents and restricted cash at beginning of period	219,836	419,253
Cash and cash equivalents and restricted cash at end of period	$198,027	$376,920

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $1,733 and $81, respectively	$13,261	$16,015
Cash payments for income taxes	896	3
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	19,204	8,632
Write-off of fully depreciated assets	742	1,107
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$164,478	$384,572
Restricted cash at beginning of period	55,358	34,681
Cash and cash equivalents and restricted cash at beginning of period	$219,836	$419,253

Cash and cash equivalents at end of period	$151,789	$324,508
Restricted cash at end of period	46,238	52,412
Cash and cash equivalents and restricted cash at end of period	$198,027	$376,920

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit and per unit amounts)

	March 31,	December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land	$542,131	$543,827
Buildings and improvements	2,454,897	2,441,797
Construction in progress	223,698	212,296
Furniture, fixtures and equipment	7,716	7,530
Total	3,228,442	3,205,450
Accumulated depreciation and amortization	(772,789)	(753,947)
Real estate, net	2,455,653	2,451,503
Operating lease right-of-use assets	67,618	69,361
Cash and cash equivalents	151,789	164,478
Restricted cash	46,238	55,358
Tenant and other receivables	17,318	15,812
Receivable arising from the straight-lining of rents	63,203	62,692
Identified intangible assets, net of accumulated amortization of $37,024 and $37,361, respectively	68,007	71,107
Deferred leasing costs, net of accumulated amortization of $18,351 and $17,641, respectively	20,791	20,694
Prepaid expenses and other assets	70,620	74,111
Total assets	$2,961,237	$2,985,116

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,682,929	$1,687,190
Operating lease liabilities	62,931	64,578
Accounts payable, accrued expenses and other liabilities	75,962	84,829
Identified intangible liabilities, net of accumulated amortization of $36,082 and $35,029, respectively	98,282	100,625
Total liabilities	1,920,104	1,937,222
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 117,430,735 and 117,147,986 units outstanding, respectively	1,002,179	1,002,423
Limited partners: 5,003,420 and 4,662,654 units outstanding, respectively	43,801	41,030
Accumulated deficit	(18,199)	(8,505)
Total partners’ capital	1,027,781	1,034,948
Noncontrolling interest in consolidated subsidiaries	13,352	12,946
Total equity	1,041,133	1,047,894
Total liabilities and equity	$2,961,237	$2,985,116

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except unit and per unit amounts)

	Three Months Ended March 31,
	2022	2021
REVENUE
Rental revenue	$99,416	$94,619
Management and development fees	240	365
Other income	545	677
Total revenue	100,201	95,661
EXPENSES
Depreciation and amortization	24,527	22,875
Real estate taxes	15,975	16,601
Property operating	21,205	20,291
General and administrative	11,121	8,668
Lease expense	3,135	3,306
Total expenses	75,963	71,741
Gain on sale of real estate	—	11,722
Interest income	205	136
Interest and debt expense	(14,004)	(14,827)
Income before income taxes	10,439	20,951
Income tax expense	(905)	(235)
Net income	9,534	20,716
Less net loss attributable to NCI in consolidated subsidiaries	339	79
Net income attributable to unitholders	$9,873	$20,795

Earnings per unit - Basic:	$0.08	$0.17
Earnings per unit - Diluted:	$0.08	$0.17
Weighted average units outstanding - Basic	121,188	120,763
Weighted average units outstanding - Diluted	122,187	122,166

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
(1) Limited partners have a 4.4% common limited partnership interest in the Operating Partnership as of March 31, 2021 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Deficit	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,002,423	4,662,654	$41,030	$(8,505)	$12,946	$1,047,894
Net income attributable to unitholders	—	—	—	—	9,873	—	9,873
Net income attributable to noncontrolling interests	—	—	—	—	—	(339)	(339)
Common units issued as a result of common shares issued by Urban Edge	37,741	20	590,766	—	(21)	—	(1)
Equity redemption of OP units	250,000	2,124	(250,000)	2,124	—	—	4,248
Reallocation of noncontrolling interests	—	(2,619)	—	(1,629)	—	—	(4,248)
Distributions to Partners ($0.16 per unit)	—	—	—	—	(19,546)	—	(19,546)
Contributions from noncontrolling interests	—	—	—	—	—	745	745
Share-based compensation expense	—	321	—	2,276	—	—	2,597
Share-based awards retained for taxes	(4,992)	(90)	—	—	—	—	(90)
Balance, March 31, 2022	117,430,735	$1,002,179	5,003,420	$43,801	$(18,199)	$13,352	$1,041,133
(2) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of March 31, 2022 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$9,534	$20,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,968	23,330
Gain on sale of real estate	—	(11,722)
Amortization of below market leases, net	(1,974)	(2,412)
Noncash lease expense	1,743	1,813
Straight-lining of rent	(511)	964
Share-based compensation expense	2,597	2,683
Change in operating assets and liabilities:
Tenant and other receivables	(1,507)	(876)
Deferred leasing costs	(1,025)	(600)
Prepaid expenses and other assets	2,893	(6,879)
Lease liabilities	(1,648)	(1,645)
Accounts payable, accrued expenses and other liabilities	(10,549)	(6,547)
Net cash provided by operating activities	24,521	18,825
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(19,078)	(7,810)
Acquisitions of real estate	(3,940)	—
Proceeds from sale of operating properties	—	23,208
Net cash (used in) provided by investing activities	(23,018)	15,398
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(4,421)	(2,727)
Distributions to partners	(19,546)	(74,132)
Taxes withheld for vested restricted units	(90)	(208)
Contributions from noncontrolling interests	745	511
Net cash used in financing activities	(23,312)	(76,556)
Net decrease in cash and cash equivalents and restricted cash	(21,809)	(42,333)
Cash and cash equivalents and restricted cash at beginning of period	219,836	419,253
Cash and cash equivalents and restricted cash at end of period	$198,027	$376,920

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $1,733 and $81, respectively	$13,261	$16,015
Cash payments for income taxes	896	3
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	19,204	8,632
Write-off of fully depreciated assets	742	1,107
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$164,478	$384,572
Restricted cash at beginning of period	55,358	34,681
Cash and cash equivalents and restricted cash at beginning of period	$219,836	$419,253

Cash and cash equivalents at end of period	$151,789	$324,508
Restricted cash at end of period	46,238	52,412
Cash and cash equivalents and restricted cash at end of period	$198,027	$376,920

 See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.ORGANIZATION

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust focused on managing, developing, redeveloping, and acquiring retail real estate in urban communities, primarily in the Washington, D.C. to Boston corridor. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries.
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of March 31, 2022, Urban Edge owned approximately 95.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of March 31, 2022, our portfolio consisted of 68 shopping centers, five malls and two industrial parks totaling approximately 17.2 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”).
The consolidated balance sheets as of March 31, 2022 and December 31, 2021 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of March 31, 2022 and December 31, 2021, excluding the Operating Partnership, we consolidated two VIEs with total assets of $48.2 million and $48.5 million, respectively, and total liabilities of $24.5 million and $24.7 million, respectively. The consolidated statements of income for the three months ended March 31, 2022 and 2021 include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
Our primary business is the acquisition, management, development, and redevelopment of retail shopping centers and malls. We do not distinguish from our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income as of March 31, 2022. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

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
Our properties are individually evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

Tenant and Other Receivables and Changes in Collectibility Assessment — Tenant receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Tenant receivables and receivables arising from the straight-lining of rents are written-off directly when management deems the collectibility of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight-lining of rents since lease commencement. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight-lining of rents.

Recently Issued Accounting Literature — In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01 Reference Rate Reform (ASC 848): Scope which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. We currently do not anticipate the need to modify our existing debt agreements as a result of reference rate reform in the current year, however if any modification is executed as a result of reference rate reform, the Company will elect the optional expedient available under ASU 2020-04 and ASU 2021-01, which allows entities to account for the modification as if the modification was not substantial. We will disclose the nature of and reason for electing the optional expedient in each interim and annual financial statement period if and when applicable through December 31, 2022.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the three months ended March 31, 2021, no acquisitions were completed by the Company. During the three months ended March 31, 2022, we closed on the following acquisition:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1)
					(in thousands)
February 24, 2022	40 Carmans Road(2)	Massapequa	NY	12,000	$4,260
(1) The total purchase price for the property acquired includes $0.1 million of transaction costs incurred related to the acquisition.
(2) The outparcel is included with Sunrise Mall in our total property count and non-GAAP metrics. The Company has an 82.5% controlling interest in the property with the remaining 17.5% owned by others.
The 12,000 sf outparcel acquired in February 2022, located at 40 Carmans Road, is adjacent to the entrance of our mall in Massapequa, NY. The aggregate purchase price of this outparcel has been allocated to buildings and improvements, and land of $3.1 million and $1.1 million, respectively. This acquisition supports the overall plans we currently have under way to redevelop Sunrise Mall.

Dispositions
During the three months ended March 31, 2022, no dispositions were completed by the Company.
During the three months ended March 31, 2021, we disposed of one property and one property parcel and received proceeds of $23.6 million, net of selling costs, resulting in an $11.7 million net gain on sale of real estate.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $68.0 million and $98.3 million, respectively, as of March 31, 2022 and $71.1 million and $100.6 million, respectively, as of December 31, 2021.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $2.0 million and $2.4 million for the three months ended March 31, 2022 and 2021, respectively.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.8 million and $2.1 million for the three months ended March 31, 2022 and 2021, respectively.
The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2022 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2022(1)	$5,789	$(849)	$(7,333)
2023	7,676	(1,092)	(8,355)
2024	7,440	(996)	(7,127)
2025	7,259	(803)	(6,082)
2026	6,881	(683)	(5,469)
2027	6,587	(458)	(4,905)
(1) Remainder of 2022.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2022 and December 31, 2021.

(Amounts in thousands)	Maturity	Interest Rate at March 31, 2022	March 31, 2022	December 31, 2021
First mortgages secured by:
Variable rate
Cherry Hill (Plaza at Cherry Hill)(1)	5/24/2022	1.83%	$27,947	$28,244
Woodbridge (Plaza at Woodbridge)(1)	5/25/2022	1.83%	53,460	54,029
Jersey City (Hudson Commons)(2)	11/15/2024	2.13%	27,896	28,034
Watchung(2)	11/15/2024	2.13%	25,968	26,097
Bronx (1750-1780 Gun Hill Road)(2)	12/1/2024	2.13%	24,557	24,680
Total variable rate debt			159,828	161,084
Fixed rate
Paramus (Bergen Town Center - West)	4/8/2023	3.56%	300,000	300,000
Bronx (Shops at Bruckner)	5/1/2023	3.90%	9,530	9,698
Jersey City (Hudson Mall)	12/1/2023	5.07%	21,959	22,154
Yonkers Gateway Center	4/6/2024	4.16%	26,332	26,774
Brick	12/10/2024	3.87%	49,328	49,554
North Plainfield	12/10/2025	3.99%	24,991	25,100
Las Catalinas	2/1/2026	4.43%	122,906	123,977
Middletown	12/1/2026	3.78%	31,258	31,400
Rockaway	12/1/2026	3.78%	27,675	27,800
East Hanover (200 - 240 Route 10 West)	12/10/2026	4.03%	63,000	63,000
North Bergen (Tonnelle Ave)	4/1/2027	4.18%	100,000	100,000
Manchester	6/1/2027	4.32%	12,500	12,500
Millburn	6/1/2027	3.97%	22,829	22,944
Totowa	12/1/2027	4.33%	50,800	50,800
Woodbridge (Woodbridge Commons)	12/1/2027	4.36%	22,100	22,100
East Brunswick	12/6/2027	4.38%	63,000	63,000
East Rutherford	1/6/2028	4.49%	23,000	23,000
Brooklyn (Kingswood Center)	2/6/2028	5.07%	70,595	70,815
Hackensack	3/1/2028	4.36%	66,400	66,400
Marlton	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (2445 Springfield Ave)	12/10/2028	4.01%	45,600	45,600
Freeport (Freeport Commons)	12/10/2029	4.07%	43,100	43,100
Montehiedra	6/1/2030	5.00%	78,929	79,381
Montclair	8/15/2030	3.15%	7,250	7,250
Garfield	12/1/2030	4.14%	40,300	40,300
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Mt Kisco	11/15/2034	6.40%	12,227	12,377
Total fixed rate debt			1,530,909	1,534,324
Total mortgages payable			1,690,737	1,695,408
	Unamortized debt issuance costs		(7,808)	(8,218)
Total mortgages payable, net			$1,682,929	$1,687,190
(1)Bears interest at one month LIBOR plus 160 bps.
(2)Bears interest at one month LIBOR plus 190 bps.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.4 billion as of March 31, 2022. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2022, we were in compliance with all debt covenants.

As of March 31, 2022, the principal repayments of the Company’s total outstanding debt for the remainder of 2022 and the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2022(1)	$94,244
2023	349,814
2024	163,721
2025	40,946
2026	230,694
2027	268,729
Thereafter	542,589
(1) Remainder of 2022.

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
No amounts were drawn or outstanding under the Agreement as of March 31, 2022 or December 31, 2021. Financing costs associated with executing the Agreement of $2.0 million and $2.2 million as of March 31, 2022 and December 31, 2021, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Mortgage on Las Catalinas Mall
In April 2020, we notified the servicer of the $129 million non-recourse mortgage loan on Las Catalinas Mall in Puerto Rico that cash flow would be insufficient to service the debt and that we were unwilling to fund the shortfalls. In December 2020, the non-recourse mortgage loan on Las Catalinas Mall was modified to convert the mortgage from an amortizing 4.43% loan to interest only payments, starting at 3.00% in 2021 and increasing 50 basis points annually until returning to 4.43% in 2024 and thereafter. The terms of the modification enable the Company, at its option, to repay the loan at a discounted value of $72.5 million, beginning in August 2023 through the extended maturity date of February 2026.
While it is possible we will be able to repay the loan at the discounted value in the future, such repayment is contingent upon certain factors including the future operating performance of the property as well as the ability to meet all required payments on the loan. Therefore, in accordance with ASC 470-60 Troubled Debt Restructurings, the Company did not recognize a gain at the time of the restructuring, as the future cash payments, including contingent payments, are greater than the carrying value of the mortgage payable.
We have accrued interest of $5.4 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2022. We incurred $1.2 million of lender fees in connection with the loan modification, which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under ASC 470-60.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra (“Montehiedra”) in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 4.5 years. As of March 31, 2022, the remaining exposure under the guarantee is $9.4 million. There was no separate liability recorded related to this guarantee.

7.     INCOME TAXES

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With the exception of the Company’s taxable REIT subsidiary (“TRS”), to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the Tax Cuts and Jobs Act (“TCJA”) for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. In addition to its TRS, the Company is subject to certain foreign, and state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense on the consolidated statements of income.
For U.S. federal income tax purposes, the Company and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the three months ended March 31, 2022 and 2021, certain non-real estate operating activities that could not be performed by the Company, occurred through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income.
During the three months ended March 31, 2022, the Company was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the Company is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income.
For the three months ended March 31, 2022 and 2021, the Puerto Rico income tax expense was $0.9 million and $0.2 million, respectively. All amounts for the three months ended March 31, 2022 and 2021 are included in income tax expense on the consolidated statements of income.

8.     LEASES

All rental revenue was generated from operating leases for the three months ended March 31, 2022 and 2021, respectively. The components of rental revenue for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Rental Revenue
Fixed lease revenue	$70,341	$65,653
Variable lease revenue(1)	29,075	28,966
Total rental revenue	$99,416	$94,619
(1) Percentage rents for the three months ended March 31, 2022 and 2021 were $1.2 million and $0.5 million, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2022 and December 31, 2021.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents are classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our Level 2 financial instruments as of March 31, 2022 and December 31, 2021.

	As of March 31, 2022		As of December 31, 2021
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,690,737	$1,621,095	$1,695,408	$1,692,674
(1) Carrying amounts exclude unamortized debt issuance costs of $7.8 million and $8.2 million as of March 31, 2022 and December 31, 2021, respectively.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
No impairment charges were recognized during the three months ended March 31, 2022 or 2021.

10.     COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, we are a party to various legal proceedings, claims or regulatory inquiries and investigations arising out of, or incident to, our ordinary course of business. While we are unable to predict with certainty the outcome of any particular matter, management does not currently expect, when such matters are resolved, that our resulting exposure to loss contingencies, if any, will have a material adverse effect on our results of operations or consolidated financial position.

Redevelopment and Anchor Repositioning
The Company has 20 active development, redevelopment or anchor repositioning projects with total estimated costs of $207.1 million, of which $136.4 million remains to be funded as of March 31, 2022. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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
The Company’s primary and excess insurance policies providing coverage for pollution related losses have an aggregate limit of $75 million and provide remediation and business interruption coverage for pollution incidents, which pursuant to our policies, expressly include the presence and dispersal of viruses. On December 23, 2020, the Company initiated litigation in New Jersey state court, Bergen County, under these policies to recover uncollected rents and other amounts resulting from the COVID-19 virus.
Insurance premiums are typically charged directly to each of the properties but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
We continue to monitor the state of the insurance market and the scope and costs of available coverage. We cannot anticipate what coverage will be available on commercially reasonable terms in the future and expect premiums across most coverage lines to increase in light of recent events. The incurrence of uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and consolidated financial position.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million on our consolidated balance sheets as of March 31, 2022 and December 31, 2021, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our rental revenue is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases or square footage in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. As of March 31, 2022, there are no tenant bankruptcies that we believe will have a material adverse effect on our results of operations or consolidated financial position.

11.     PREPAID EXPENSES AND OTHER ASSETS
The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2022	December 31, 2021
Deferred tax asset, net	$36,525	$37,420
Other assets	17,669	19,712
Finance lease right-of-use asset	2,724	2,724
Deferred financing costs, net of accumulated amortization of $6,210 and $5,932, respectively	1,956	2,234
Prepaid expenses:
Real estate taxes	5,454	9,982
Insurance	5,127	1,088
Licenses/fees	1,165	951
Total Prepaid expenses and other assets	$70,620	$74,111

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2022	December 31, 2021
Deferred tenant revenue	$24,658	$28,898
Accrued capital expenditures and leasing costs	19,960	19,164
Accrued interest payable	10,151	9,879
Other liabilities and accrued expenses	7,668	8,057
Security deposits	6,905	6,693
Accrued payroll expenses	3,613	9,134
Finance lease liability	3,007	3,004
Total accounts payable, accrued expenses and other liabilities	$75,962	$84,829

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income:

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Interest expense	$13,259	$14,070
Amortization of deferred financing costs	745	757
Total Interest and debt expense	$14,004	$14,827

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
As of March 31, 2022, the Company has not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

Share Repurchase Program
The Company has a share repurchase program for up to $200 million, under which, the Company may repurchase its shares from time to time in the open market or in privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The share repurchase program does not obligate the Company to acquire any particular amount of common shares and may be suspended or discontinued at any time at the Company’s discretion.
During the three months ended March 31, 2022 and 2021, no shares were repurchased by the Company. As of March 31, 2022, the Company has repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. All share repurchases by the Company were completed between March and April of 2020. There is approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of March 31, 2022, Urban Edge owned approximately 95.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended March 31, 2022 and 2021, the Company declared distributions on common shares and OP Units of $0.16 and $0.15 per share/unit, respectively.

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
The total of the OP Units and LTIP Units represent a 4% weighted-average interest in the Operating Partnership for the three months ended March 31, 2022. Holders of outstanding vested LTIP Units may, from and after two years from the date of issuance, redeem their LTIP Units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP Units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

Noncontrolling Interests in Consolidated Subsidiaries
The Company’s noncontrolling interests relate to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo) and 17.5% held by others in our property in Massapequa, NY. The net income attributable to noncontrolling interests is presented separately on our consolidated statements of income.

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income, is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,232	$1,130
Performance-based LTIP expense(2)	1,045	956
Stock option expense	235	413
Restricted share expense	60	178
Deferred share unit (“DSU”) expense	25	6
Total Share-based compensation expense	$2,597	$2,683
(1) Expense for the three months ended March 31, 2022 includes the 2022, 2021, 2020 and 2019 LTI Plans.
(2) Expense for the three months ended March 31, 2022 includes the 2017 OPP plan and the 2022, 2021, 2020, 2019, and 2018 LTI Plans.

Equity award activity during the three months ended March 31, 2022 included: (i) 266,766 LTIP Units granted, (ii) 241,501 LTIP Units vested, (iii) 75,512 stock options vested, (iv) 44,214 restricted shares granted, (v) 17,375 restricted shares vested, (vi) 8,461 restricted shares forfeited, and (vii) 4,381 LTIP Units forfeited.

2022 Long-Term Incentive Plan
On February 11, 2022, the grant date, the Compensation Committee of the Board of Trustees approved the 2022 Long-Term Incentive Plan (“2022 LTI Plan”). The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP Units that, with respect to one half of the program, vest based solely on the passage of time, and with respect to the other half of the program, are earned and vest if certain relative and absolute total shareholder return (“TSR”) and/or funds from operations (“FFO”) growth targets are achieved by the Company over a three-year performance period. The Company granted awards that represent 616,204 LTIP Units with a total grant date fair value under the 2022 LTI Plan of $8.6 million comprising both performance-based and time-based awards as described further below:

Performance-based awards
The 2022 LTI Plan has three separate performance-based award components that are measured independently. Participants have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period (the “TSR Performance Period”) beginning on February 11, 2022 and ending on February 10, 2025. Participants also have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s FFO growth component meets certain criteria over the three-year performance measurement period (the “FFO Performance Period”) beginning January 1, 2022 and ending on December 31, 2024. In terms of grant date fair value, each component represents one-third of the performance-based awards, or 16.7% of the overall 2022 LTI Plan.
Under the absolute TSR component, 50% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to 27%, and 200% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to or greater than 36%. If the Company’s absolute TSR is between such thresholds, earnings will be determined using linear interpolation. A maximum of 136,131 LTIP Units were granted under this component with a grant date fair value of approximately $1.4 million, determined using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise.
The relative TSR component is based on the Company’s performance compared to a peer group comprised of 14 companies. Under the relative TSR Component, 50% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 55th percentile of the peer group, and 200% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to or above the 75th percentile of the peer group. If the Company’s relative TSR is between such thresholds, earnings will be determined using linear interpolation. A maximum of 132,239 LTIP

Units were granted under this component with a grant date fair value of approximately $1.4 million, determined using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise.
Under the FFO growth component, 50% of the LTIP Units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 3%, 100% of the LTIP Units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 5%, and 200% of the LTIP Units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to or greater than 7%. If the Company’s FFO growth is between such thresholds, earnings will be determined using linear interpolation. 81,068 LTIP Units were granted, at target, under this component with a grant date fair value of approximately $1.4 million.
In the event of a change in control of the Company, the performance period will end on the date of any such event. As soon as practicable following the applicable performance period, the Compensation Committee will determine the number of units earned under each performance-based component, with 50% of the units earned vesting on such determination date, 25% vesting on the fourth anniversary of the grant date and 25% vesting on the fifth anniversary of the grant date.

Time-based awards
The time-based awards granted under the 2022 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of March 31, 2022, the Company granted time-based awards under the 2022 LTI Plan that represent 266,766 LTIP Units with a grant date fair value of $4.3 million.

16.     EARNINGS PER SHARE AND UNIT

Urban Edge Earnings per Share
We calculate earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of Urban Edge common shares and participating securities is calculated according to dividends declared and participating rights in undistributed earnings. Restricted shares issued pursuant to our share-based compensation program are considered participating securities, and as such have non-forfeitable rights to receive dividends.
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2022	2021
Numerator:
Net income attributable to common shareholders	$9,486	$19,920
Less: Earnings allocated to unvested participating securities	(5)	(12)
Net income available for common shareholders - basic	$9,481	$19,908
Impact of assumed conversions:
OP and LTIP Units	—	—
Net income available for common shareholders - dilutive	$9,481	$19,908

Denominator:
Weighted average common shares outstanding - basic	117,330	116,956
Effect of dilutive securities(1):
Restricted share awards	63	68
Assumed conversion of OP and LTIP Units	—	—
Weighted average common shares outstanding - diluted	117,393	117,024

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.08	$0.17
Earnings per common share - Diluted	$0.08	$0.17
(1) For the three months ended March 31, 2022 and 2021, the effect of the redemption of OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2022	2021
Numerator:
Net income attributable to unitholders	$9,873	$20,795
Less: net income attributable to participating securities	(5)	(12)
Net income available for unitholders	$9,868	$20,783

Denominator:
Weighted average units outstanding - basic	121,188	120,763
Effect of dilutive securities issued by Urban Edge	63	68
Unvested LTIP Units	936	1,335
Weighted average units outstanding - diluted	122,187	122,166

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.08	$0.17
Earnings per unit - Diluted	$0.08	$0.17

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic, including its impact on our retail tenants and their ability to make rent and other payments or honor their commitments under existing leases; (ii) the loss or bankruptcy of major tenants; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as a disruption of, or lack of access to the capital markets, as well as potential volatility in the Company’s share price; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors, including the discontinuation of USD LIBOR, which is currently anticipated to occur in 2023; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for any forward-looking statements included in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I of this Quarterly Report on Form 10-Q.

Overview
Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that manages, develops, redevelops, and acquires retail real estate, primarily in the Washington, D.C. to Boston corridor. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries.
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of March 31, 2022, Urban Edge owned approximately 95.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of March 31, 2022, our portfolio consisted of 68 shopping centers, five malls and two industrial parks totaling approximately 17.2 million square feet.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 contains a description of our critical accounting estimates, including collectibility, valuing acquired assets and liabilities and impairments. For the three months ended March 31, 2022, there were no material changes to these policies.

Recent Accounting Pronouncements
Refer to Note 3 to the unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for information regarding recent accounting pronouncements that may affect us.

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
Our primary cash expenditures consist of property operating and capital costs, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance and utilities; general and administrative expenses include: payroll, professional fees, information technology, office expenses and other administrative expenses; and interest and debt expense primarily consists of interest on our mortgage debt. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. The current global climate has increased volatility in the market and has caused a surge in already increasing inflation and interest rates. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. Additionally, the majority of our non-recourse debt includes fixed rate terms, which help to alleviate the impact of rising interest rates on our operations. While we have not experienced any material negative impacts at this time, we are actively managing our business to respond to the ongoing economic and social impact from such events. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Net income	$9,534	$20,716
FFO applicable to diluted common shareholders(1)	34,171	31,759
NOI(1)	57,062	53,579
Same-property NOI(1)	50,946	48,292
(1) Refer to pages 28-29 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021
Net income for the three months ended March 31, 2022 was $9.5 million, compared to net income of $20.7 million for the three months ended March 31, 2021. The following table summarizes certain line items from our consolidated statements of income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended March 31, 2022 as compared to the same period in 2021:

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021	$ Change
Total revenue	$100,201	$95,661	$4,540
Depreciation and amortization	24,527	22,875	1,652
Real estate taxes	15,975	16,601	(626)
Property operating expenses	21,205	20,291	914
General and administrative expenses	11,121	8,668	2,453
Gain on sale of real estate	—	11,722	(11,722)
Interest and debt expense	14,004	14,827	(823)
Total revenue increased by $4.5 million to $100.2 million in the first quarter of 2022 from $95.7 million in the first quarter of 2021. The increase is primarily attributable to:
•$3.6 million increase as a result of property acquisitions net of dispositions;
•$2.0 million decrease in rental revenue deemed uncollectible;
•$0.8 million increase in non-cash revenues driven by write-offs of receivables arising from the straight-lining of rents for tenants put on cash basis during the first quarter of 2021; and
•$0.7 million increase in percentage rent due to higher tenant sales; offset by
•$1.9 million decrease in property rentals and tenant reimbursement income due to lease terminations and modifications, partially offset by rent commencements and contractual rent increases; and
•$0.7 million decrease in lease termination income and management and development fee income.
Depreciation and amortization increased by $1.7 million to $24.5 million in the first quarter of 2022 from $22.9 million in the first quarter of 2021. The increase is primarily attributable to:
•$2.7 million increase as a result of property acquisitions net of dispositions; offset by
•$1.0 million decrease due to write-offs of fully depreciated assets from normal depreciation and amortization and lease terminations.
Real estate taxes decreased by $0.6 million to $16.0 million in the first quarter of 2022 from $16.6 million in the first quarter of 2021. The decrease is primarily attributable to:
•$1.0 million increase in capitalized real estate taxes due to an increase in active development, redevelopment and anchor repositioning projects; and
•$0.2 million decrease due to successful tax appeals and lowered assessments; offset by
•$0.6 million increase as a result of property acquisitions net of dispositions.
Property operating expenses increased by $0.9 million to $21.2 million in the first quarter of 2022 from $20.3 million in the first quarter of 2021. The increase is primarily attributable to:
•$0.6 million increase as a result of property acquisitions net of dispositions; and
•$0.3 million higher common area maintenance expenses across the portfolio as a result of spend reductions due to COVID-19 interruptions in the first quarter of 2021.
General and administrative expenses increased by $2.5 million to $11.1 million in the first quarter of 2022 from $8.7 million in the first quarter of 2021. This is primarily attributable to an increase in salary, bonus, employee fringe benefits, professional fees, transaction costs and other expenses.
A gain on the sale of real estate of $11.7 million was recognized in the first quarter of 2021 in connection with the disposition of one of our properties in East Hanover, NJ and a property parcel in Lodi, NJ. There were no property dispositions completed in the first quarter of 2022.
Interest and debt expense decreased by $0.8 million to $14.0 million in the first quarter of 2022 from $14.8 million in the first quarter of 2021. The decrease is primarily attributable to:
•$1.8 million increase in capitalized interest expense due to an increase in active development, redevelopment and anchor repositioning projects; offset by
•$1.0 million increase in interest expense in connection with the mortgage loan obtained for the acquisition of Woodmore Towne Centre in December 2021.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 68 properties for the three months ended March 31, 2022 and 2021. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $2.7 million, or 5.5%, for the three months ended March 31, 2022, compared to the three months ended March 31, 2021.
The following table reconciles net income to NOI and same-property NOI for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Net income	$9,534	$20,716
Management and development fee income from non-owned properties	(240)	(365)
Other expense	(199)	(246)
Depreciation and amortization	24,527	22,875
General and administrative expense	11,121	8,668
Gain on sale of real estate	—	(11,722)
Interest income	(205)	(136)
Interest and debt expense	14,004	14,827
Income tax expense	905	235
Non-cash revenue and expenses	(2,385)	(1,273)
NOI	57,062	53,579
Adjustments:
Non-same property NOI(1)	(7,360)	(5,422)
Sunrise Mall net operating loss	1,354	610
Tenant bankruptcy settlement income and lease termination income	(110)	(475)
Same-property NOI	$50,946	$48,292
NOI related to properties being redeveloped	4,339	4,992
Same-property NOI including properties in redevelopment	$55,285	$53,284
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired or disposed in the period.

Funds From Operations
FFO was $34.2 million for the three months ended March 31, 2022 compared to $31.8 million for the three months ended March 31, 2021.
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
The following table reflects the reconciliation of net income to FFO for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Net income	$9,534	$20,716
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(387)	(875)
Consolidated subsidiaries	339	79
Net income attributable to common shareholders	9,486	19,920
Adjustments:
Rental property depreciation and amortization	24,298	22,686
Gain on sale of real estate	—	(11,722)
Limited partnership interests in operating partnership(1)	387	875
FFO applicable to diluted common shareholders	$34,171	$31,759
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares, which have been excluded for purposes of calculating earnings per diluted share for the periods presented because they are anti-dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.16 per common share and OP unit for first quarter of 2022, or an annual rate of $0.64. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales. Additionally, we have a $600 million revolving credit agreement with certain financial institutions, which has a maturity date of January 29, 2024 and includes two six-month extension options. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our revolving credit agreement.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. We have approximately $81 million of debt maturing in 2022 related to mortgage loans encumbering two of our properties.
At March 31, 2022, we had cash and cash equivalents, including restricted cash, of $198 million and no amounts drawn on our $600 million revolving credit agreement. These amounts are readily available to fund the debt obligations discussed above coming due during the year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $198.0 million at March 31, 2022, compared to $219.8 million at December 31, 2021 and $376.9 million at March 31, 2021, a decrease of $21.8 million and $178.9 million, respectively. Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021	$ Change
Net cash provided by operating activities	$24,521	$18,825	$5,696
Net cash (used in) provided by investing activities	(23,018)	15,398	(38,416)
Net cash used in financing activities	(23,312)	(76,556)	53,244
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $24.5 million for the three months ended March 31, 2022 increased by $5.7 million from $18.8 million for the three months ended March 31, 2021. The increase is driven by operating income generated from property acquisitions completed since the first quarter of 2021, improved collection rates on property rentals and tenant expense reimbursements in the first quarter of 2022 as compared to the first quarter of 2021, and collection of previously billed and deferred amounts from lease modifications.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $23.0 million for the three months ended March 31, 2022 increased by $38.4 million compared to net cash provided by investing activities of $15.4 million for the three months ended March 31, 2021 primarily due to (i) $23.2 million decrease in cash provided by the sale of properties, (ii) $11.3 million increase in cash used for real estate development and capital improvements, and (iii) $3.9 million increase in cash used for the acquisition of real estate.

The Company has 20 active development, redevelopment or anchor repositioning projects with total estimated costs of $207.1 million, of which $70.7 million has been incurred and $136.4 million remains to be funded as of March 31, 2022.
The following summarizes capital expenditures presented on a cash basis for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021
Capital expenditures:
Development and redevelopment costs	$15,562	$5,323
Capital improvements	3,318	2,205
Tenant improvements and allowances	198	272
Total capital expenditures	$19,078	$7,800

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $23.3 million for the three months ended March 31, 2022 decreased by $53.2 million from cash used in financing activities of $76.6 million for the three months ended March 31, 2021, primarily due to a $54.6 million decrease in distributions to shareholders and unitholders of the Operating Partnership for declaration of a special dividend in the fourth quarter of 2020, paid in January 2021, offset by a $1.7 million increase in debt repayments.
During 2021 we established an at-the-market equity program (the “ATM Program”), pursuant to which we may offer and sell common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250 million. As of March 31, 2022 we have not issued any common shares under the ATM Program. Refer to Note 14 Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information related to this program.

Contractual Obligations
We have contractual obligations related to our mortgage loans that are both fixed and variable. Our variable rate loans bear interest at a floating rate based on LIBOR, plus an applicable margin of 1.6% to 1.9%. When LIBOR is discontinued, the interest rates of our LIBOR-indexed debt following such event will be based on either alternate base rates, such as the Secured Overnight Financing Rate (“SOFR”), or agreed upon replacement rates. While such an event would not affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates. Further information on our mortgage loans can be found in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business.
Additional contractual obligations that are not considered to be long-term, fixed in amount or easily determinable include:
•Obligations related to construction and development contracts. Such contracts or obligations will generally be due over the next two years;
•Obligations related to maintenance contracts, which can typically be canceled upon 30 to 60 days’ notice without penalty;
•Obligations related to employment contracts with certain executive officers and subject to cancellation by either the Company or the executive without cause upon notice; and
•Recorded debt premiums or discounts.
We believe that cash flows from our current operations, cash on hand, the line of credit under our revolving credit agreement, the potential to refinance our loans and our general ability to access the capital markets will be sufficient to finance our operations and fund our obligations in both the short-term and long-term.

Termination of Management Agreements with Vornado
In connection with the Company’s spin-off from Vornado Realty Trust (“Vornado”) in January 2015, the Company and Vornado entered into management agreements under which the Company provided management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”), a partnership in which Steven Roth, Chairman of the Board and Chief Executive Officer of Vornado and a member of our Board of Trustees, is the managing general partner, and Alexander’s, Inc., a company that Vornado owns a material interest in. Effective March 31, 2022, the Company and Vornado agreed to terminate these management agreements, other than with respect to a few ongoing projects that are expected to be completed by the middle of 2022. For the three months ended March 31, 2022 and the year ended December 31, 2021, we recognized $0.2 million and $1.2 million, respectively, of management and leasing fee income from these management agreements and do not expect to earn any material fees after March 31, 2022.

Cybersecurity
Cybersecurity is an integral part of the Board of Trustees’ and the Audit Committee’s risk analysis and discussions with management. As we see increased reliance on information technology in the workplace and business operations, and a continued shift to remote and hybrid work schedules, Urban Edge has employed several measures to mitigate cyber risks.
In addition to a dedicated Information technology and cybersecurity team handling monitoring and daily operations, the Company engages an independent third-party cybersecurity team for advisory and penetration testing. We also have a Cyber Risk Committee which works in conjunction with the Computer Incident Response Team (CIRT) to develop strategies to mitigate risks and to address any cyber issues that may arise. The Cyber Risk Committee meets quarterly to review emerging threats, controls, and procedures.
We utilize a risk-based approach following the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (CSF), and Microsoft best practices. Our policies and procedures are reviewed and updated annually by the Cyber Risk Committee and incorporate third-party assessments to benchmark ourselves against industry standards. The Company utilizes advanced endpoint protection, firewalls, intrusion detection and prevention, threat intelligence, security event logging and correlation, and backup and redundancy systems. The Company also has cybersecurity coverage incorporated in its insurance policies.
We circulate communications pieces alerting users to new emerging risks and require all employees to complete quarterly security awareness trainings. Additionally, we conduct internal phishing exercises to gauge the effectiveness of the trainings and record response rates for these tests to assess the need for additional training.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of March 31, 2022, all of our variable rate debt outstanding had rates indexed to LIBOR.

	2022					2021
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate mortgages	$159,828		1.98%	$1,598		$161,084		1.85%
Fixed rate mortgages	1,530,909		4.09%	—	(2)	1,534,324		4.10%
	$1,690,737	(1)		$1,598		$1,695,408	(1)
(1) Excludes unamortized debt issuance costs of $7.8 million and $8.2 million as of March 31, 2022 and December 31, 2021, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $15.3 million based on outstanding balances as of March 31, 2022.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. As of March 31, 2022, we did not have any material hedging instruments in place.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2022, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks
As of March 31, 2022, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2022 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2022, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS
Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2-Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 16, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities:
During the three months ended March 31, 2022, we issued 250,000 common shares in exchange for 250,000 OP Units that were held by certain limited partners of the Operating Partnership in connection with a prior acquisition. OP Units are generally redeemable for cash or, at our discretion, exchangeable into shares of our common stock on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of a share of our common stock at the time of redemption. These shares of common stock were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the common shares.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program(1)
January 1, 2022 - January 31, 2022	—		$—	—	$145,900,000
February 1, 2022 - February 28, 2022	4,992	(2)	17.97	—	$145,900,000
March 1, 2022 - March 31, 2022	—		—	—	$145,900,000
Total	4,992		$17.97	—
(1) In March 2020, the Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. Under the program, the Company may repurchase its shares from time to time in the open market or in privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18. The share repurchase program does not obligate the Company to acquire any particular amount of common shares and may be suspended or discontinued at any time at the Company’s discretion.
(2) Represents common shares surrendered by employees to us, to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plan or Program
January 1, 2022 - January 31, 2022	—		$—	—	$—
February 1, 2022 - February 28, 2022	4,992	(1)	17.97	—	$—
March 1, 2022 - March 31, 2022	—		—	—	$—
Total	4,992		$17.97	—
(1) Represents OP Units previously held by the Company that were redeemed in connection with the surrender of restricted common shares by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares..

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
3.1	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by Urban Edge Properties with the SEC on March 2, 2022)
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

Date: May 5, 2022

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: May 5, 2022