Form 10-Q
period 2022-06-30
Urban Edge Properties; Urban Edge Properties LP
filed 2022-08-03
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 333-212951-01 (Urban Edge Properties LP)
URBAN EDGE PROPERTIES
URBAN EDGE PROPERTIES LP
(Exact name of Registrant as specified in its charter)

Maryland	(Urban Edge Properties)		47-6311266
Delaware	(Urban Edge Properties LP)		36-4791544
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

888 Seventh Avenue	New York	New York	10019
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code:		(212)	956-2556

Securities registered pursuant to Section 12(b) of the Act:
Title of class	Trading symbol	Name of exchange on which registered
Common shares of beneficial interest, par value $0.01 per share	UE	The New York Stock Exchange
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
As of July 28, 2022, Urban Edge Properties had 117,442,769 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2022

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2022 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of June 30, 2022, UE owned an approximate 95.8% ownership interest in UELP. The remaining approximate 4.2% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land	$546,913	$543,827
Buildings and improvements	2,455,859	2,441,797
Construction in progress	258,330	212,296
Furniture, fixtures and equipment	7,922	7,530
Total	3,269,024	3,205,450
Accumulated depreciation and amortization	(775,931)	(753,947)
Real estate, net	2,493,093	2,451,503
Operating lease right-of-use assets	65,858	69,361
Cash and cash equivalents	125,483	164,478
Restricted cash	45,838	55,358
Tenant and other receivables	14,366	15,812
Receivable arising from the straight-lining of rents	63,749	62,692
Identified intangible assets, net of accumulated amortization of $39,845 and $37,361, respectively	68,886	71,107
Deferred leasing costs, net of accumulated amortization of $19,006 and $17,641, respectively	21,049	20,694
Prepaid expenses and other assets	71,977	74,111
Total assets	$2,970,299	$2,985,116

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,699,844	$1,687,190
Operating lease liabilities	61,265	64,578
Accounts payable, accrued expenses and other liabilities	74,913	84,829
Identified intangible liabilities, net of accumulated amortization of $38,026 and $35,029, respectively	97,327	100,625
Total liabilities	1,933,349	1,937,222
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,442,769 and 117,147,986 shares issued and outstanding, respectively	1,173	1,170
Additional paid-in capital	1,002,679	1,001,253
Accumulated other comprehensive loss	(52)	—
Accumulated deficit	(23,568)	(7,091)
Noncontrolling interests:
Operating partnership	42,771	39,616
Consolidated subsidiaries	13,947	12,946
Total equity	1,036,950	1,047,894
Total liabilities and equity	$2,970,299	$2,985,116

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Rental revenue	$97,454	$93,653	$196,870	$188,272
Other income	400	353	1,185	1,395
Total revenue	97,854	94,006	198,055	189,667
EXPENSES
Depreciation and amortization	24,691	22,488	49,218	45,363
Real estate taxes	15,456	15,363	31,431	31,964
Property operating	17,596	15,891	38,801	36,182
General and administrative	10,634	9,484	21,755	18,152
Lease expense	3,083	3,195	6,218	6,501
Total expenses	71,460	66,421	147,423	138,162
Gain on sale of real estate	353	—	353	11,722
Interest income	214	90	419	226
Interest and debt expense	(14,241)	(14,728)	(28,245)	(29,555)
Income before income taxes	12,720	12,947	23,159	33,898
Income tax (expense) benefit	(711)	34	(1,616)	(201)
Net income	12,009	12,981	21,543	33,697
Less net (income) loss attributable to NCI in:
Operating partnership	(506)	(584)	(893)	(1,459)
Consolidated subsidiaries	123	150	462	229
Net income attributable to common shareholders	$11,626	$12,547	$21,112	$32,467

Earnings per common share - Basic:	$0.10	$0.11	$0.18	$0.28
Earnings per common share - Diluted:	$0.10	$0.11	$0.18	$0.28
Weighted average shares outstanding - Basic	117,364	116,981	117,347	116,969
Weighted average shares outstanding - Diluted	117,427	117,034	117,410	122,327

Net income	$12,009	$12,981	$21,543	$33,697
Effective portion of change in fair value of derivatives	(54)	—	(54)	—
Comprehensive income	11,955	12,981	21,489	33,697
Less comprehensive loss attributable to NCI in:
Operating partnership	2	—	2	—
Less net (income) loss attributable to NCI in:
Operating partnership	(506)	(584)	(893)	(1,459)
Consolidated subsidiaries	123	150	462	229
Comprehensive income attributable to common shareholders	$11,574	$12,547	$21,060	$32,467

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2021	117,026,289	$1,170	$987,518	$(37,145)	$43,523	$6,304	$1,001,370
Net income attributable to common shareholders	—	—	—	12,547	—	—	12,547
Net income (loss) attributable to NCI	—	—	—	—	584	(150)	434
Limited partnership interests:
Units redeemed for common shares	100,000	—	840	—	—	—	840
Reallocation of NCI	—	—	1,129	—	(1,969)	—	(840)
Common shares issued	11,799	—	204	(21)	—	—	183
Dividends to common shareholders ($0.15 per share)	—	—	—	(17,538)	—	—	(17,538)
Distributions to redeemable NCI ($0.15 per unit)	—	—	—	—	(730)	—	(730)
Share-based compensation expense	—	—	566	—	2,160	—	2,726
Share-based awards retained for taxes	(751)	—	(2)	—	—	—	(2)
Balance, June 30, 2021	117,137,337	$1,170	$990,255	$(42,157)	$43,568	$6,154	$998,990

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2022	117,430,735	$1,173	$1,001,006	$—	$(16,399)	$42,001	$13,352	$1,041,133
Net income attributable to common shareholders	—	—	—	—	11,626	—	—	11,626
Net income (loss) attributable to NCI	—	—	—	—	—	506	(123)	383
Other comprehensive loss	—	—	—	(52)	—	(2)	—	(54)
Limited partnership interests:
Reallocation of NCI	—	—	1,114	—	—	(1,114)	—	—
Common shares issued	13,313	—	245	—	(21)	—	—	224
Dividends to common shareholders ($0.16 per share)	—	—	—	—	(18,774)	—	—	(18,774)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	—	(782)	—	(782)
Contributions from noncontrolling interests	—	—	—	—	—	—	718	718
Share-based compensation expense	—	—	338	—	—	2,162	—	2,500
Share-based awards retained for taxes	(1,279)	—	(24)	—	—	—	—	(24)
Balance, June 30, 2022	117,442,769	$1,173	$1,002,679	$(52)	$(23,568)	$42,771	$13,947	$1,036,950

See notes to consolidated financial statements (unaudited).

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2020	117,014,317	$1,169	$989,863	$(39,467)	$38,456	$5,872	$995,893
Net income attributable to common shareholders	—	—	—	32,467	—	—	32,467
Net income (loss) attributable to NCI	—	—	—	—	1,459	(229)	1,230
Limited partnership interests:
Units redeemed for common shares	100,000	—	840	—	—	—	840
Reallocation of NCI	—	—	(1,688)	—	848	—	(840)
Common shares issued	36,082	1	287	(104)	—	—	184
Dividends to common shareholders ($0.30 per share)	—	—	—	(35,053)	—	—	(35,053)
Distributions to redeemable NCI ($0.30 per unit)	—	—	—	—	(1,441)	—	(1,441)
Contributions from NCI	—	—	—	—	—	511	511
Share-based compensation expense	—	—	1,163	—	4,246	—	5,409
Share-based awards retained for taxes	(13,062)	—	(210)	—	—	—	(210)
Balance, June 30, 2021	117,137,337	$1,170	$990,255	$(42,157)	$43,568	$6,154	$998,990

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,170	$1,001,253	$—	$(7,091)	$39,616	$12,946	$1,047,894
Net income attributable to common shareholders	—	—	—	—	21,112	—	—	21,112
Net income (loss) attributable to NCI	—	—	—	—	—	893	(462)	431
Other comprehensive loss	—	—	—	(52)	—	(2)	—	(54)
Limited partnership interests:
Units redeemed for common shares	250,000	3	2,121	—	—	2,124	—	4,248
Reallocation of NCI	—	—	(1,505)	—	—	(2,743)	—	(4,248)
Common shares issued	51,054	—	265	—	(42)	—	—	223
Dividends to common shareholders ($0.32 per share)	—	—	—	—	(37,547)	—	—	(37,547)
Distributions to redeemable NCI ($0.32 per unit)	—	—	—	—	—	(1,555)	—	(1,555)
Contributions from NCI	—	—	—	—	—	—	1,463	1,463
Share-based compensation expense	—	—	659	—	—	4,438	—	5,097
Share-based awards retained for taxes	(6,271)	—	(114)	—	—	—	—	(114)
Balance, June 30, 2022	117,442,769	$1,173	$1,002,679	$(52)	$(23,568)	$42,771	$13,947	$1,036,950

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,543	$33,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,150	46,259
Gain on sale of real estate	(353)	(11,722)
Amortization of below market leases, net	(3,507)	(4,754)
Noncash lease expense	3,503	3,569
Straight-lining of rent	(1,057)	690
Share-based compensation expense	5,097	5,409
Change in operating assets and liabilities:
Tenant and other receivables	1,446	(151)
Deferred leasing costs	(2,272)	(1,410)
Prepaid expenses and other assets	1,147	(4,677)
Lease liabilities	(3,313)	(3,264)
Accounts payable, accrued expenses and other liabilities	(11,408)	(10,061)
Net cash provided by operating activities	60,976	53,585
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(48,098)	(19,361)
Acquisitions of real estate	(36,222)	—
Proceeds from sale of operating properties	353	23,208
Net cash (used in) provided by investing activities	(83,967)	3,847
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(89,686)	(5,738)
Dividends to common shareholders	(37,547)	(88,885)
Distributions to redeemable noncontrolling interests	(1,555)	(3,514)
Taxes withheld for vested restricted shares	(114)	(210)
Contributions from noncontrolling interests	1,464	511
Purchase of interest rate cap	(285)	—
Proceeds from mortgage loan borrowings	103,413	—
Debt issuance costs	(1,437)	—
Proceeds related to the issuance of common shares	223	184
Net cash used in financing activities	(25,524)	(97,652)
Net decrease in cash and cash equivalents and restricted cash	(48,515)	(40,220)
Cash and cash equivalents and restricted cash at beginning of period	219,836	419,253
Cash and cash equivalents and restricted cash at end of period	$171,321	$379,033

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $3,690 and $348, respectively	$26,913	$30,300
Cash payments for income taxes	1,017	3,724
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	17,576	10,677
Write-off of fully depreciated assets	1,772	1,688
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$164,478	$384,572
Restricted cash at beginning of period	55,358	34,681
Cash and cash equivalents and restricted cash at beginning of period	$219,836	$419,253

Cash and cash equivalents at end of period	$125,483	$321,200
Restricted cash at end of period	45,838	57,833
Cash and cash equivalents and restricted cash at end of period	$171,321	$379,033

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	June 30,	December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land	$546,913	$543,827
Buildings and improvements	2,455,859	2,441,797
Construction in progress	258,330	212,296
Furniture, fixtures and equipment	7,922	7,530
Total	3,269,024	3,205,450
Accumulated depreciation and amortization	(775,931)	(753,947)
Real estate, net	2,493,093	2,451,503
Operating lease right-of-use assets	65,858	69,361
Cash and cash equivalents	125,483	164,478
Restricted cash	45,838	55,358
Tenant and other receivables	14,366	15,812
Receivable arising from the straight-lining of rents	63,749	62,692
Identified intangible assets, net of accumulated amortization of $39,845 and $37,361, respectively	68,886	71,107
Deferred leasing costs, net of accumulated amortization of $19,006 and $17,641, respectively	21,049	20,694
Prepaid expenses and other assets	71,977	74,111
Total assets	$2,970,299	$2,985,116

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,699,844	$1,687,190
Operating lease liabilities	61,265	64,578
Accounts payable, accrued expenses and other liabilities	74,913	84,829
Identified intangible liabilities, net of accumulated amortization of $38,026 and $35,029, respectively	97,327	100,625
Total liabilities	1,933,349	1,937,222
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 117,442,769 and 117,147,986 units outstanding, respectively	1,003,852	1,002,423
Limited partners: 5,124,493 and 4,662,654 units outstanding, respectively	44,849	41,030
Accumulated other comprehensive loss	(52)	—
Accumulated deficit	(25,646)	(8,505)
Total partners’ capital	1,023,003	1,034,948
Noncontrolling interest in consolidated subsidiaries	13,947	12,946
Total equity	1,036,950	1,047,894
Total liabilities and equity	$2,970,299	$2,985,116

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Rental revenue	$97,454	$93,653	$196,870	$188,272
Other income	400	353	1,185	1,395
Total revenue	97,854	94,006	198,055	189,667
EXPENSES
Depreciation and amortization	24,691	22,488	49,218	45,363
Real estate taxes	15,456	15,363	31,431	31,964
Property operating	17,596	15,891	38,801	36,182
General and administrative	10,634	9,484	21,755	18,152
Lease expense	3,083	3,195	6,218	6,501
Total expenses	71,460	66,421	147,423	138,162
Gain on sale of real estate	353	—	353	11,722
Interest income	214	90	419	226
Interest and debt expense	(14,241)	(14,728)	(28,245)	(29,555)
Income before income taxes	12,720	12,947	23,159	33,898
Income tax (expense) benefit	(711)	34	(1,616)	(201)
Net income	12,009	12,981	21,543	33,697
Less net loss attributable to NCI in consolidated subsidiaries	123	150	462	229
Net income attributable to unitholders	$12,132	$13,131	$22,005	$33,926

Earnings per unit - Basic:	$0.10	$0.11	$0.18	$0.28
Earnings per unit - Diluted:	$0.10	$0.11	$0.18	$0.28
Weighted average units outstanding - Basic	121,365	120,849	121,277	120,806
Weighted average units outstanding - Diluted	121,654	122,485	121,434	122,327

Net income	$12,009	$12,981	$21,543	$33,697
Effective portion of change in fair value of derivatives	(54)	—	(54)	—
Comprehensive income	11,955	12,981	21,489	33,697
Less net loss attributable to NCI in consolidated subsidiaries	123	150	462	229
Comprehensive income attributable to unitholders	$12,078	$13,131	$21,951	$33,926

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2021	117,026,289	$988,688	5,352,644	$46,205	$(39,827)	$6,304	$1,001,370
Net income attributable to unitholders	—	—	—	—	13,131	—	13,131
Net loss attributable to NCI	—	—	—	—	—	(150)	(150)
Common units issued as a result of common shares issued by Urban Edge	11,799	204	123,501	—	(21)	—	183
Equity redemption of OP units	100,000	840	(100,000)	—	—	—	840
Reallocation of NCI	—	1,129	—	(1,969)	—	—	(840)
Distributions to Partners ($0.15 per unit)	—	—	—	—	(18,268)	—	(18,268)
Share-based compensation expense	—	566	—	2,160	—	—	2,726
Share-based awards retained for taxes	(751)	(2)	—	—	—	—	(2)
Balance, June 30, 2021	117,137,337	$991,425	5,376,145	$46,396	$(44,985)	$6,154	$998,990
(1) Limited partners have a 4.4% common limited partnership interest in the Operating Partnership as of June 30, 2021 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2022	117,430,735	$1,002,179	5,003,420	$43,801	$—	$(18,199)	$13,352	$1,041,133
Net income attributable to unitholders	—	—	—	—	—	12,132	—	12,132
Net loss attributable to NCI	—	—	—	—	—	—	(123)	(123)
Other comprehensive loss	—	—	—	—	(52)	(2)	—	(54)
Common units issued as a result of common shares issued by Urban Edge	13,313	245	121,073	—	—	(21)	—	224
Reallocation of noncontrolling interests	—	1,114	—	(1,114)	—	—	—	—
Distributions to Partners ($0.16 per unit)	—	—	—	—	—	(19,556)	—	(19,556)
Contributions from noncontrolling interests	—	—	—	—	—	—	718	718
Share-based compensation expense	—	338	—	2,162	—	—	—	2,500
Share-based awards retained for taxes	(1,279)	(24)	—	—	—	—	—	(24)
Balance, June 30, 2022	117,442,769	$1,003,852	5,124,493	$44,849	$(52)	$(25,646)	$13,947	$1,036,950
(2) Limited partners have a 4.2% common limited partnership interest in the Operating Partnership as of June 30, 2022 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2020	117,014,317	$991,032	4,729,010	$41,302	$(42,313)	$5,872	$995,893
Net income attributable to unitholders	—	—	—	—	33,926	—	33,926
Net loss attributable to NCI	—	—	—	—	—	(229)	(229)
Common units issued as a result of common shares issued by Urban Edge	36,082	288	747,135	—	(104)	—	184
Equity redemption of OP units	100,000	840	(100,000)	—	—	—	840
Reallocation of NCI	—	(1,688)	—	848	—	—	(840)
Distributions to Partners ($0.30 per unit)	—	—	—	—	(36,494)	—	(36,494)
Contributions from NCI	—	—	—	—	—	511	511
Share-based compensation expense	—	1,163	—	4,246	—	—	5,409
Share-based awards retained for taxes	(13,062)	(210)	—	—	—	—	(210)
Balance, June 30, 2021	117,137,337	$991,425	5,376,145	$46,396	$(44,985)	$6,154	$998,990
(1) Limited partners have a 4.4% common limited partnership interest in the Operating Partnership as of June 30, 2021 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,002,423	4,662,654	$41,030	$—	$(8,505)	$12,946	$1,047,894
Net income attributable to unitholders	—	—	—	—	—	22,005	—	22,005
Net loss attributable to NCI	—	—	—	—	—	—	(462)	(462)
Other comprehensive loss	—	—	—	—	(52)	(2)	—	(54)
Common units issued as a result of common shares issued by Urban Edge	51,054	265	711,839	—	—	(42)	—	223
Equity redemption of OP units	250,000	2,124	(250,000)	2,124	—	—	—	4,248
Reallocation of NCI	—	(1,505)	—	(2,743)	—	—	—	(4,248)
Distributions to Partners ($0.32 per unit)	—	—	—	—	—	(39,102)	—	(39,102)
Contributions from NCI	—	—	—	—	—	—	1,463	1,463
Share-based compensation expense	—	659	—	4,438	—	—	—	5,097
Share-based awards retained for taxes	(6,271)	(114)	—	—	—	—	—	(114)
Balance, June 30, 2022	117,442,769	$1,003,852	5,124,493	$44,849	$(52)	$(25,646)	$13,947	$1,036,950
(2) Limited partners have a 4.2% common limited partnership interest in the Operating Partnership as of June 30, 2022 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,543	$33,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,150	46,259
Gain on sale of real estate	(353)	(11,722)
Amortization of below market leases, net	(3,507)	(4,754)
Noncash lease expense	3,503	3,569
Straight-lining of rent	(1,057)	690
Share-based compensation expense	5,097	5,409
Change in operating assets and liabilities:
Tenant and other receivables	1,446	(151)
Deferred leasing costs	(2,272)	(1,410)
Prepaid expenses and other assets	1,147	(4,677)
Lease liabilities	(3,313)	(3,264)
Accounts payable, accrued expenses and other liabilities	(11,408)	(10,061)
Net cash provided by operating activities	60,976	53,585
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(48,098)	(19,361)
Acquisitions of real estate	(36,222)	—
Proceeds from sale of operating properties	353	23,208
Net cash (used in) provided by investing activities	(83,967)	3,847
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(89,686)	(5,738)
Distributions to partners	(39,102)	(92,399)
Taxes withheld for vested restricted units	(114)	(210)
Contributions from noncontrolling interests	1,464	511
Purchase of interest rate cap	(285)	—
Proceeds from mortgage loan borrowings	103,413	—
Debt issuance costs	(1,437)	—
Proceeds related to the issuance of common shares	223	184
Net cash used in financing activities	(25,524)	(97,652)
Net decrease in cash and cash equivalents and restricted cash	(48,515)	(40,220)
Cash and cash equivalents and restricted cash at beginning of period	219,836	419,253
Cash and cash equivalents and restricted cash at end of period	$171,321	$379,033

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $3,690 and $348, respectively	$26,913	$30,300
Cash payments for income taxes	1,017	3,724
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	17,576	10,677
Write-off of fully depreciated assets	1,772	1,688
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$164,478	$384,572
Restricted cash at beginning of period	55,358	34,681
Cash and cash equivalents and restricted cash at beginning of period	$219,836	$419,253

Cash and cash equivalents at end of period	$125,483	$321,200
Restricted cash at end of period	45,838	57,833
Cash and cash equivalents and restricted cash at end of period	$171,321	$379,033

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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of June 30, 2022, Urban Edge owned approximately 95.8% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of June 30, 2022, our portfolio consisted of 69 shopping centers, five malls and two industrial parks totaling approximately 17.2 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”).
The consolidated balance sheets as of June 30, 2022 and December 31, 2021 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of June 30, 2022 and December 31, 2021, excluding the Operating Partnership, we consolidated two VIEs with total assets of $48.8 million and $48.5 million, respectively, and total liabilities of $24.3 million and $24.7 million, respectively. The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2022 and 2021 include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior period balances have been reclassified in order to conform to the current period presentation.
Our primary business is the acquisition, management, development, and redevelopment of retail shopping centers and malls. We do not distinguish from our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income as of June 30, 2022. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

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

Derivative Financial Instruments and Hedging — At times, the Company may use derivative financial instruments to manage and mitigate exposure to fluctuations in interest rates on our variable rate debt. These derivatives are measured at fair value and are recognized as assets or liabilities in the Company’s consolidated balance sheets, depending on the Company’s rights or obligations under the respective derivative contracts. The accounting for changes in the fair value of a derivative varies based on eligibility and Company elections, including the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedge relationship has satisfied certain criteria to be deemed an effective hedge. Effectiveness of the hedging relationship is assessed on a quarterly basis by a third-party to determine if the relationship still meets the criteria to be considered an effective hedge. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
In a cash flow hedge, hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged transaction. A derivative instrument designated as a cash flow hedge is adjusted to fair value on the Company’s consolidated balance sheets. The change in fair value, net of the amortization of the purchase price of the instrument, is deemed to be the effective portion of change and is recognized in Other Comprehensive Income (“OCI”) in the Company’s consolidated statements of income and comprehensive income, with the amortization of the purchase price included in interest and debt expense. Cash flows from the derivative are included in the same line item in the statement of cash flows as the hedged item. For further information on the Company’s derivative instruments and hedge designations, refer to Note 9.

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

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the six months ended June 30, 2022, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1)
					(in thousands)
February 24, 2022	40 Carmans Road(2)	Massapequa	NY	12,000	$4,260
June 8, 2022	The Shops at Riverwood	Hyde Park	MA	78,000	33,343
				2022 Total	$37,603
(1) The total purchase price for the properties acquired includes $0.6 million of transaction costs incurred related to the acquisitions.
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
On June 8, 2022, the Company closed on the acquisition of The Shops at Riverwood, a 78,000 sf grocery-anchored shopping center for a purchase price of $33.3 million, including transaction costs. The center is located in the greater Boston area and is fully leased. In conjunction with the acquisition, the Company entered into a reverse like-kind exchange under Section 1031 of the Internal Revenue Code with a third-party intermediary, which allows us, for tax purposes, to defer gains on the sale of other properties sold within 180 days after the acquisition date. In addition to the VIEs mentioned in Note 2, pursuant to the exchange agreement, the property is in possession of an Exchange Accommodation Titleholder (“EAT”) and is classified as a VIE until the earlier of the termination of the agreement or 180 days after the acquisition date. The EAT is the legal owner of the property, however, we control the activities that most significantly impact the entity and retain all of the economic benefits and risks associated with the entity. Therefore, since the title of the property will be transferred back to the Company and we have determined that we are the primary beneficiary of the VIE, we have consolidated the VIE and its operations as of the acquisition date.
During the six months ended June 30, 2021, no acquisitions were completed by the Company.

The aggregate purchase price of the above property acquisitions have been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	Total Purchase Price
(in thousands)
40 Carmans Road	$1,118	$3,142	$—	$—	$4,260
The Shops at Riverwood	10,866	19,441	4,024	(988)	33,343
2022 Total	$11,984	$22,583	$4,024	$(988)	$37,603
(1) As of June 30, 2022, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2022 were 8.8 years and 16.6 years, respectively.

Dispositions
During the six months ended June 30, 2022, no dispositions were completed by the Company. We recognized a gain on sale of real estate of $0.4 million in connection with the release of escrow funds related to a property disposed of in a prior period.
During the six months ended June 30, 2021, we disposed of one property and one property parcel and received proceeds of $23.6 million, net of selling costs, resulting in an $11.7 million net gain on sale of real estate.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $68.9 million and $97.3 million, respectively, as of June 30, 2022 and $71.1 million and $100.6 million, respectively, as of December 31, 2021.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $1.5 million and $3.5 million for the three and six months ended June 30, 2022, respectively, and $2.3 million and $4.8 million for the same periods in 2021.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.8 million and $5.5 million for the three and six months ended June 30, 2022, respectively, and $1.8 million and $3.9 million for the same periods in 2021.
The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2022 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2022(1)	$3,901	$(721)	$(4,978)
2023	7,719	(1,081)	(9,097)
2024	7,483	(920)	(7,870)
2025	7,302	(725)	(6,454)
2026	6,923	(606)	(5,706)
2027	6,629	(458)	(5,119)
(1) Remainder of 2022.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of June 30, 2022 and December 31, 2021.

(Amounts in thousands)	Maturity	Interest Rate at June 30, 2022	June 30, 2022	December 31, 2021
Mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	2.96%	$27,758	$28,034
Greenbrook Commons(1)	11/15/2024	2.96%	25,839	26,097
Gun Hill Commons(1)	12/1/2024	2.96%	24,434	24,680
Plaza at Cherry Hill(2)	6/3/2025	4.50%	29,000	28,244
Plaza at Woodbridge(3)	6/8/2027	3.31%	52,947	54,029
Total variable rate debt			159,978	161,084
Fixed rate
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Shops at Bruckner	5/1/2023	3.90%	9,362	9,698
Hudson Mall	12/1/2023	5.07%	21,769	22,154
Yonkers Gateway Center	4/6/2024	4.16%	25,892	26,774
Brick Commons	12/10/2024	3.87%	49,099	49,554
West End Commons	12/10/2025	3.99%	24,881	25,100
Las Catalinas Mall	2/1/2026	4.43%	121,811	123,977
Town Brook Commons	12/1/2026	3.78%	31,116	31,400
Rockaway River Commons	12/1/2026	3.78%	27,548	27,800
Hanover Commons	12/10/2026	4.03%	63,000	63,000
Tonnelle Commons	4/1/2027	4.18%	99,720	100,000
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	22,717	22,944
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center	2/6/2028	5.07%	70,374	70,815
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (Vauxhall)	12/10/2028	4.01%	45,600	45,600
The Shops at Riverwood	6/24/2029	4.25%	21,466	—
Freeport Commons	12/10/2029	4.07%	43,100	43,100
The Outlets at Montehiedra	6/1/2030	5.00%	78,479	79,381
Montclair	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	40,300	40,300
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Mount Kisco Commons	11/15/2034	6.40%	12,075	12,377
Total fixed rate debt			1,548,659	1,534,324
Total mortgages payable			1,708,637	1,695,408
	Unamortized debt issuance costs		(8,793)	(8,218)
Total mortgages payable, net			$1,699,844	$1,687,190
(1)Bears interest at one month London Interbank Offered Rate (“LIBOR”) plus 190 bps.
(2)Bears interest at one month Prime Rate plus 50 bps with a minimum of 4.25%
(3)Bears interest at one month Secured Overnight Financing Rate (“SOFR”) plus 226 bps. The variable component of the debt is hedged with an interest rate cap agreement to limit SOFR to a maximum of 3%.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.5 billion as of June 30, 2022. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2022, we were in compliance with all debt covenants.
As of June 30, 2022, the principal repayments of the Company’s total outstanding debt for the remainder of 2022 and the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2022(1)	$8,731
2023	350,667
2024	165,514
2025	71,781
2026	232,571
2027	316,774
Thereafter	562,599
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
No amounts were drawn or outstanding under the Agreement as of June 30, 2022 or December 31, 2021. Financing costs associated with executing the Agreement of $1.7 million and $2.2 million as of June 30, 2022 and December 31, 2021, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Mortgage on Las Catalinas Mall
In April 2020, we notified the servicer of the $129 million non-recourse mortgage loan on Las Catalinas Mall in Puerto Rico that cash flow would be insufficient to service the debt and that we were unwilling to fund the shortfalls. In December 2020, the non-recourse mortgage loan on Las Catalinas Mall was modified to convert the mortgage from an amortizing 4.43% loan to interest-only payments, starting at 3.00% in 2021 and increasing 50 basis points annually until returning to 4.43% in 2024 and thereafter. The terms of the modification enable the Company, at its option, to repay the loan at a discounted value of $72.5 million, beginning in August 2023 through the extended maturity date of February 2026.
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
We have accrued interest of $5.4 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2022. We incurred $1.2 million of lender fees in connection with the loan modification, which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under ASC 470-60.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra (“Montehiedra”) in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 4.3 years. As of June 30, 2022, the remaining exposure under the guarantee is $9.0 million. There was no separate liability recorded related to this guarantee.

Mortgage on Plaza at Cherry Hill
On June 3, 2022, the Company refinanced the mortgage loan secured by its property, Plaza at Cherry Hill, located in Cherry Hill, NJ, with a new $29 million, 3-year, floating rate mortgage. The floating rate is calculated as the Prime Rate plus 50 basis points with a floor of 4.25% and is interest-only for the entire loan term.

Mortgage on Plaza at Woodbridge
On June 8, 2022, the Company refinanced the mortgage loan secured by its property, Plaza at Woodbridge, located in Woodbridge, NJ, and entered into a new 5-year loan agreement for $52.9 million. The terms of the loan require payment of interest at a floating rate equal to 2.26% plus one-month SOFR. Additionally, the agreement with the lender requires the Company to enter into an interest rate cap agreement to limit the maximum SOFR to 3% if the current rate is greater than 2% for five consecutive business days. On June 23, 2022, the Company purchased a one-year interest rate cap for $0.3 million which has been designated as a hedging instrument.

Mortgage on The Shops at Riverwood
On June 24, 2022, the Company obtained a 7-year non-recourse mortgage loan of $21.5 million at a fixed interest rate of 4.25% to partially fund the acquisition of The Shops at Riverwood.

7.     INCOME TAXES

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. With the exception of the Company’s taxable REIT subsidiary (“TRS”), to the extent the Company meets certain requirements under the Code, the Company will not be taxed on its federal taxable income. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates (including any alternative minimum tax, which, for corporations, was repealed under the Tax Cuts and Jobs Act (“TCJA”) for tax years beginning after December 31, 2017) and may not be able to qualify as a REIT for the four subsequent taxable years. In addition to its TRS, the Company is subject to certain foreign, and state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense on the consolidated statements of income and comprehensive income.
For U.S. federal income tax purposes, the Company and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the six months ended June 30, 2022 and 2021, certain non-real estate operating activities that could not be performed by the Company, occurred through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the six months ended June 30, 2022, the Company was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the Company is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three and six months ended June 30, 2022, the Puerto Rico income tax expense was $0.7 million and $1.6 million, respectively, and $0.5 million and $0.7 million for the same periods in 2021. The REIT was not subject to any material state and local income tax expense or benefit for the three and six months ended June 30, 2022. For the three and six months ended June 30, 2021, the REIT’s state and local income tax benefit was $0.5 million. All amounts for the three and six months ended June 30, 2022 and 2021 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three and six months ended June 30, 2022 and 2021. The components of rental revenue for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Rental Revenue
Fixed lease revenue	$72,904	$69,585	$143,245	$135,239
Variable lease revenue(1)	24,550	24,068	53,625	53,033
Total rental revenue	$97,454	$93,653	$196,870	$188,272
(1) Percentage rents for the three and six months ended June 30, 2022 were $0.3 million and $1.5 million, respectively, and $0.3 million and $0.7 million for the same periods in 2021.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of this instrument. In accordance with the fair value hierarchy established by ASC 820, this financial instrument has been classified as Level 2 as quoted market prices are not readily available for valuing the asset. The table below summarizes the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	As of June 30, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap(1)	$—	$225	$—	$225
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.
There were no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in OCI until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. As of June 30, 2022, the Company was a counterparty to one interest rate derivative agreement which has been designated as a cash flow hedge.
On June 23, 2022, in conjunction with the refinancing of the mortgage loan encumbering our property Plaza at Woodbridge, we entered into an interest rate cap agreement (the “Cap Agreement”) with a third-party to limit the maximum SOFR of our floating rate debt to 3%. On the date of the Cap Agreement, we elected to designate cash flow hedge accounting for this derivative instrument.

The table below summarizes our derivative instrument, which is used to hedge the corresponding variable rate debt, as of June 30, 2022:

(Amounts in thousands)
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$225	$52,947	SOFR + 2.26%	3.31%	7/1/2023

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2022 and December 31, 2021.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our Level 2 financial instruments as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022		As of December 31, 2021
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,708,637	$1,564,963	$1,695,408	$1,692,674
(1) Carrying amounts exclude unamortized debt issuance costs of $8.8 million and $8.2 million as of June 30, 2022 and December 31, 2021, respectively.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
No impairment charges were recognized during the three and six months ended June 30, 2022 or 2021.

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

Redevelopment and Anchor Repositioning
The Company has 20 active development, redevelopment or anchor repositioning projects with total estimated costs of $205.8 million, of which $134.9 million remains to be funded as of June 30, 2022. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.7 million on our consolidated balance sheets as of June 30, 2022 and December 31, 2021, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our rental revenue is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases or square footage in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. As of June 30, 2022, there are no tenant bankruptcies that we believe will have a material adverse effect on our results of operations or consolidated financial position.

11.     PREPAID EXPENSES AND OTHER ASSETS
The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2022	December 31, 2021
Deferred tax asset, net	$35,855	$37,420
Other assets	18,326	19,712
Finance lease right-of-use asset	2,724	2,724
Deferred financing costs, net of accumulated amortization of $6,488 and $5,932, respectively	1,677	2,234
Prepaid expenses:
Real estate taxes	6,042	9,982
Insurance	5,695	1,088
Licenses/fees	1,658	951
Total prepaid expenses and other assets	$71,977	$74,111

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2022	December 31, 2021
Deferred tenant revenue	$22,838	$28,898
Accrued capital expenditures and leasing costs	18,523	19,164
Accrued interest payable	10,225	9,879
Other liabilities and accrued expenses	8,162	8,057
Security deposits	7,145	6,693
Accrued payroll expenses	5,010	9,134
Finance lease liability	3,010	3,004
Total accounts payable, accrued expenses and other liabilities	$74,913	$84,829

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Interest expense	$13,453	$13,983	$26,712	$28,053
Amortization of deferred financing costs	788	745	1,533	1,502
Total interest and debt expense	$14,241	$14,728	$28,245	$29,555

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
On June 7, 2021 the Company established an at-the-market equity program (the “ATM Program”), pursuant to which the Company may offer and sell common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250 million. Sales under the ATM Program may be made from time to time, as needed, by means of ordinary brokers’ transactions or other transactions that are deemed to be “at the market” offerings, in privately negotiated transactions, which may include block trades, or as otherwise agreed with the sales agents.
As of June 30, 2022, the Company has not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the six months ended June 30, 2022 and 2021, no shares were repurchased by the Company. As of June 30, 2022, the Company has repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. All share repurchases by the Company were completed between March and April of 2020. There is approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of June 30, 2022, Urban Edge owned approximately 95.8% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended June 30, 2022 and 2021, the Company declared distributions on common shares and OP Units of $0.16 and $0.15 per share/unit, respectively. During the six months ended June 30, 2022 and 2021, respectively, the Company declared distributions on common shares and OP Units of $0.32 and $0.30 per share/unit in the aggregate.

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
The total of the OP Units and LTIP Units represent a 4.2% and 4.0% weighted-average interest in the Operating Partnership for the three and six months ended June 30, 2022, respectively. Holders of outstanding vested LTIP Units may, from and after two years from the date of issuance, redeem their LTIP Units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP Units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

Noncontrolling Interests in Consolidated Subsidiaries
The Company’s noncontrolling interests relate to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo) and 17.5% held by others in our property in Massapequa, NY. The net income attributable to noncontrolling interests is presented separately on our consolidated statements of income and comprehensive income.

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,231	$1,203	2,463	2,333
Performance-based LTIP expense(2)	932	957	1,977	1,913
Stock option expense	206	384	441	797
Restricted share expense	114	89	$174	$267
Deferred share unit (“DSU”) expense	17	93	42	99
Total Share-based compensation expense	$2,500	$2,726	$5,097	$5,409
(1) Expense for the three and six months ended June 30, 2022 includes the 2022, 2021, 2020 and 2019 LTI Plans.
(2) Expense for the three and six months ended June 30, 2022 includes the 2017 OPP plan and the 2022, 2021, 2020, 2019, and 2018 LTI Plans.

Equity award activity during the six months ended June 30, 2022 included: (i) 318,264 LTIP Units granted, (ii) 289,742 LTIP Units vested, (iii) 75,512 stock options vested, (iv) 44,214 restricted shares granted, (v) 20,592 restricted shares vested, (vi) 11,287 restricted shares forfeited, and (vii) 4,381 LTIP Units forfeited.

2022 Long-Term Incentive Plan
On February 11, 2022, the grant date, the Compensation Committee of the Board of Trustees approved the 2022 Long-Term Incentive Plan (“2022 LTI Plan”). The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP Units that, with respect to one half of the program, vest based solely on the passage of time, and with respect to the other half of the program, are earned and vest if certain relative and absolute total shareholder return (“TSR”) and/or funds from operations (“FFO”) growth targets are achieved by the Company over a three-year performance period. The total grant date fair value under the 2022 LTI Plan was $8.6 million comprising both performance-based and time-based awards as described further below:

Performance-based awards
For the performance-based awards under the 2022 LTI plan, participants have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period (the “TSR Performance Period”) beginning on February 11, 2022 and ending on February 10, 2025. Participants also have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s FFO growth component meets certain criteria over the three-year performance measurement period (the “FFO Performance Period”) beginning January 1, 2022 and ending on December 31, 2024. The Company granted performance-based awards under the 2022 LTI Plan representing 349,438 Units. The fair value of the performance-based award portion of the 2022 LTI Plan on the grant date was $4.3 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise.
Under the absolute TSR component, 50% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to 27%, and 200% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to or greater than 36%. The relative TSR component is based on the Company’s performance compared to a peer group comprised of 14 companies. Under the relative TSR Component, 50% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 55th percentile of the peer group, and 200% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to or above the 75th percentile of the peer group. Under the FFO growth component, 50% of the LTIP Units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 3%, 100% of the LTIP Units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 5%, and 200% of the LTIP Units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to or greater than 7%. If the Company’s performance-based awards are between such thresholds, earnings will be determined using linear interpolation.

Time-based awards
The time-based awards granted under the 2022 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of June 30, 2022, the Company granted time-based awards under the 2022 LTI Plan that represent 266,766 LTIP Units with a grant date fair value of $4.3 million.

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

The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to common shareholders	$11,626	$12,547	$21,112	$32,467
Less: Earnings allocated to unvested participating securities	(6)	(6)	(11)	(17)
Net income available for common shareholders - basic	$11,620	$12,541	$21,101	$32,450
Impact of assumed conversions:
OP and LTIP Units	—	—	—	1,460
Net income available for common shareholders - dilutive	$11,620	$12,541	$21,101	$33,910

Denominator:
Weighted average common shares outstanding - basic	117,364	116,981	117,347	116,969
Effect of dilutive securities(1):
Restricted share awards	63	53	63	60
Assumed conversion of OP and LTIP Units	—	—	—	5,298
Weighted average common shares outstanding - diluted	117,427	117,034	117,410	122,327

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.10	$0.11	$0.18	$0.28
Earnings per common share - Diluted	$0.10	$0.11	$0.18	$0.28
(1) For the three months ended June 30, 2022 and 2021 and the six months ended June 30, 2022, the effect of the redemption of OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per unit amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to unitholders	$12,132	$13,131	$22,005	$33,926
Less: net income attributable to participating securities	(6)	(6)	(11)	(17)
Net income available for unitholders	$12,126	$13,125	$21,994	$33,909

Denominator:
Weighted average units outstanding - basic	121,365	120,849	121,277	120,806
Effect of dilutive securities issued by Urban Edge	63	53	63	60
Unvested LTIP Units	226	1,583	94	1,461
Weighted average units outstanding - diluted	121,654	122,485	121,434	122,327

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.10	$0.11	$0.18	$0.28
Earnings per unit - Diluted	$0.10	$0.11	$0.18	$0.28

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic and related COVID-19 variants, including its impact on our retail tenants and their ability to make rent and other payments or honor their commitments under existing leases; (ii) the loss or bankruptcy of major tenants; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as a disruption of, or lack of access to the capital markets, as well as potential volatility in the Company’s share price; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors, including the discontinuation of USD LIBOR, which is currently anticipated to occur in 2023; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of June 30, 2022, Urban Edge owned approximately 95.8% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of June 30, 2022, our portfolio consisted of 69 shopping centers, five malls and two industrial parks totaling approximately 17.2 million square feet.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 contains a description of our critical accounting estimates, including collectibility, valuing acquired assets and liabilities and impairments. For the six months ended June 30, 2022, there were no material changes to these estimates.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. The current global climate has increased volatility in the market and has caused a surge in already increasing inflation and interest rates. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. Additionally, the majority of our non-recourse debt includes fixed rate terms and one of our variable loans is hedged with a derivative instrument, which helps to alleviate the impact of rising interest rates on our operations. While we have not experienced any material negative impacts at this time, we are actively managing our business to respond to the ongoing economic and social impact from such events. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income	$12,009	$12,981	$21,543	$33,697
FFO applicable to diluted common shareholders(1)	36,236	35,403	70,407	67,162
NOI(1)	59,648	57,236	116,710	110,815
Same-property NOI(1)	52,633	51,991	103,312	100,045
(1) Refer to pages 32-33 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021
Net income for the three months ended June 30, 2022 was $12.0 million, compared to net income of $13.0 million for the three months ended June 30, 2021. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended June 30, 2022 as compared to the same period in 2021:

	Three Months Ended June 30,
(Amounts in thousands)	2022	2021	$ Change
Total revenue	$97,854	$94,006	$3,848
Depreciation and amortization	24,691	22,488	2,203
Property operating expenses	17,596	15,891	1,705
General and administrative expenses	10,634	9,484	1,150
Gain on sale of real estate	353	—	353
Interest and debt expense	14,241	14,728	(487)
Income tax expense (benefit)	711	(34)	745
Total revenue increased by $3.8 million to $97.9 million in the second quarter of 2022 from $94.0 million in the second quarter of 2021. The increase is primarily attributable to:
•$3.9 million increase as a result of property acquisitions net of dispositions; and
•$0.7 million net increase in property rentals and tenant reimbursement income due to rent commencements, contractual rent increases and the impact of lease modifications executed in the second quarter of 2021; offset by
•$0.8 million decrease in non-cash revenues driven by lease terminations and write-offs of receivables arising from the straight-lining of rents for tenants put on cash basis during the second quarter of 2021.
Depreciation and amortization increased by $2.2 million to $24.7 million in the second quarter of 2022 from $22.5 million in the second quarter of 2021. The increase is primarily attributable to:
•$2.8 million increase as a result of property acquisitions net of dispositions; offset by
•$0.6 million decrease due to write-offs of fully depreciated assets from recurring depreciation and amortization and lease terminations.
Property operating expenses increased by $1.7 million to $17.6 million in the second quarter of 2022 from $15.9 million in the second quarter of 2021. The increase is primarily attributable to:
•$1.0 million higher common area maintenance expenses across the portfolio as a result of increased repairs and maintenance, cleaning, security, landscaping and utility usage at our properties as well as spend reductions in the second quarter of 2021; and
•$0.7 million increase as a result of property acquisitions net of dispositions.
General and administrative expenses increased by $1.2 million to $10.6 million in the second quarter of 2022 from $9.5 million in the second quarter of 2021. This is primarily attributable to an increase in salary, bonus, professional fees, transaction costs, and other expenses.
A gain on the sale of real estate of $0.4 million was recognized in the second quarter of 2022 in connection with the release of escrow funds related to a property disposed of in a prior period.
Interest and debt expense decreased by $0.5 million to $14.2 million in the second quarter of 2022 from $14.7 million in the second quarter of 2021. The decrease is primarily attributable to:
•$1.7 million increase in capitalized interest expense due to an increase in active development, redevelopment and anchor repositioning projects; offset by
•$1.0 million increase in interest expense in connection with the mortgage loans obtained for the acquisition of Woodmore Towne Centre in December 2021 and The Shops at Riverwood in June 2022; and
•$0.2 million increase in interest expense due to the refinancing of our mortgage loans at Plaza at Woodbridge and Plaza at Cherry Hill in the second quarter of 2022.
An income tax expense of $0.7 million was recognized in the second quarter of 2022 based on the performance of our properties in Puerto Rico.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021
Net income for the six months ended June 30, 2022 was $21.5 million, compared to net income of $33.7 million for the six months ended June 30, 2021. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the six months ended June 30, 2022 as compared to the same period in 2021:

	Six Months Ended June 30,
(Amounts in thousands)	2022	2021	$ Change
Total revenue	$198,055	$189,667	$8,388
Depreciation and amortization	49,218	45,363	3,855
Real estate taxes	31,431	31,964	(533)
Property operating expenses	38,801	36,182	2,619
General and administrative expenses	21,755	18,152	3,603
Gain on sale of real estate	353	11,722	(11,369)
Interest and debt expense	28,245	29,555	(1,310)
Income tax expense	1,616	201	1,415
Total revenue increased by $8.4 million to $198.1 million in the six months ended June 30, 2022 from $189.7 million in the six months ended June 30, 2021. The increase is primarily attributable to:
•$7.5 million increase as a result of property acquisitions net of dispositions; and
•$1.6 million net increase in property rentals and tenant reimbursements income due to higher tenant sales, rent commencements and contractual rent increases, partially offset by lease terminations and lease modifications executed in 2021; offset by
•$0.7 million decrease in lease termination income and management and development fee income.
Depreciation and amortization increased by $3.9 million to $49.2 million in the six months ended June 30, 2022 from $45.4 million in the six months ended June 30, 2021. The increase is primarily attributable to:
•$5.4 million increase as a result of property acquisitions net of dispositions; offset by
•$1.5 million decrease due to write-offs of fully depreciated assets from normal depreciation and amortization and lease terminations.
Real estate taxes decreased by $0.5 million to $31.4 million in the six months ended June 30, 2022 from $32.0 million in the six months ended June 30, 2021. The decrease is primarily attributable to:
•$1.5 million increase in capitalized real estate taxes due to an increase in active development, redevelopment and anchor repositioning projects; and
•$0.2 million decrease due to successful tax appeals and lowered assessments; offset by
•$1.2 million increase as a result of property acquisitions net of dispositions.
Property operating expenses increased by $2.6 million to $38.8 million in the six months ended June 30, 2022 from $36.2 million in the six months ended June 30, 2021. The increase is primarily attributable to:
•$1.3 million increase as a result of property acquisitions net of dispositions; and
•$1.3 million higher common area maintenance expenses across the portfolio as a result of increased repairs and maintenance, cleaning, security, landscaping and utility usage at our properties in 2022 and spend reductions in 2021.
General and administrative expenses increased by $3.6 million to $21.8 million in the six months ended June 30, 2022 from $18.2 million in the six months ended June 30, 2021. This is primarily attributable to an increase in salary, bonus, professional fees, transaction costs and other expenses.
A gain on the sale of real estate of $0.4 million was recognized in 2022 in connection with the release of escrow funds related to a property disposed of in a prior period. We recognized a gain on sale of real estate of $11.7 million in 2021 related to the disposition of one property and a property parcel.
Interest and debt expense decreased by $1.3 million to $28.2 million in the six months ended June 30, 2022 from $29.6 million in the six months ended June 30, 2021. The decrease is primarily attributable to:
•$3.3 million increase in capitalized interest expense due to an increase in active development, redevelopment and anchor repositioning projects; offset by
•$2.0 million increase in interest expense in connection with the mortgage loans obtained for the acquisitions of Woodmore Towne Centre in December 2021 and The Shops at Riverwood in June 2022.
Income tax expense increased by $1.4 million to $1.6 million in the six months ended June 30, 2022 from $0.2 million in the six months ended June 30, 2021. The increase is primarily attributed to the performance of our properties in Puerto Rico.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 69 and 68 properties for the three and six months ended June 30, 2022 and 2021, respectively. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $0.6 million, or 1.2%, for the three months ended June 30, 2022, compared to the three months ended June 30, 2021 and increased by $3.3 million, or 3.3%, for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.
The following table reconciles net income to NOI and same-property NOI for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income	$12,009	$12,981	$21,543	$33,697
Other (income) expense	(91)	161	(530)	(450)
Depreciation and amortization	24,691	22,488	49,218	45,363
General and administrative expense	10,634	9,484	21,755	18,152
Gain on sale of real estate	(353)	—	(353)	(11,722)
Interest income	(214)	(90)	(419)	(226)
Interest and debt expense	14,241	14,728	28,245	29,555
Income tax expense (benefit)	711	(34)	1,616	201
Non-cash revenue and expenses	(1,980)	(2,482)	(4,365)	(3,755)
NOI	59,648	57,236	116,710	110,815
Adjustments:
Non-same property NOI(1)	(7,362)	(5,987)	(14,989)	(11,646)
Sunrise Mall net operating loss	347	1,028	1,701	1,638
Tenant bankruptcy settlement income and lease termination income	—	(286)	(110)	(762)
Same-property NOI	$52,633	$51,991	$103,312	$100,045
NOI related to properties being redeveloped	4,627	5,262	8,966	10,254
Same-property NOI including properties in redevelopment	$57,260	$57,253	$112,278	$110,299
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired or disposed in the period.

Funds From Operations
FFO was $36.2 million for the three months ended June 30, 2022 compared to $35.4 million for the three months ended June 30, 2021. FFO was $70.4 million for the six months ended June 30, 2022 compared to $67.2 million for the six months ended June 30, 2021.
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
The following table reflects the reconciliation of net income to FFO for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income	$12,009	$12,981	$21,543	$33,697
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(506)	(584)	(893)	(1,459)
Consolidated subsidiaries	123	150	462	229
Net income attributable to common shareholders	11,626	12,547	21,112	32,467
Adjustments:
Rental property depreciation and amortization	24,457	22,272	48,755	44,958
Gain on sale of real estate	(353)	—	(353)	(11,722)
Limited partnership interests in operating partnership(1)	506	584	893	1,459
FFO applicable to diluted common shareholders	$36,236	$35,403	$70,407	$67,162
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares, which have been excluded for purposes of calculating earnings per diluted share for the periods presented because they are anti-dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.16 per common share and OP unit for first and second quarter of 2022, or an annual rate of $0.64. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. We have approximately $309 million of debt maturing within the next 12 months related to mortgage loans encumbering two of our properties and are actively exploring our options to refinance.
At June 30, 2022, we had cash and cash equivalents, including restricted cash, of $171 million and no amounts drawn on our $600 million revolving credit agreement. These amounts are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $171.3 million at June 30, 2022, compared to $219.8 million at December 31, 2021 and $379.0 million at June 30, 2021, a decrease of $48.5 million and $207.7 million, respectively. Our cash flow activities are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2022	2021	$ Change
Net cash provided by operating activities	$60,976	$53,585	$7,391
Net cash (used in) provided by investing activities	(83,967)	3,847	(87,814)
Net cash used in financing activities	(25,524)	(97,652)	72,128
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $61.0 million for the six months ended June 30, 2022 increased by $7.4 million from $53.6 million for the six months ended June 30, 2021. The increase is driven by operating income generated from property acquisitions completed, tenant rent commencements, and collection of previously billed and deferred amounts from lease modifications.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $84.0 million for the six months ended June 30, 2022 increased by $87.8 million compared to net cash provided by investing activities of $3.8 million for the six months ended June 30, 2021 primarily due to (i) $36.2 million increase in cash used for the acquisition of real estate, (ii) $28.7 million increase in cash used for real estate development and capital improvements, and (iii) $22.9 million decrease in cash provided by the sale of properties.

The Company has 20 active development, redevelopment or anchor repositioning projects with total estimated costs of $205.8 million, of which $70.9 million has been incurred and $134.9 million remains to be funded as of June 30, 2022.
The following summarizes capital expenditures presented on a cash basis for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
(Amounts in thousands)	2022	2021
Capital expenditures:
Development and redevelopment costs	$38,909	$13,729
Capital improvements	8,238	3,831
Tenant improvements and allowances	951	1,791
Total capital expenditures	$48,098	$19,351

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $25.5 million for the six months ended June 30, 2022 decreased by $72.1 million from cash used in financing activities of $97.7 million for the six months ended June 30, 2021, primarily due to (i) $53.3 million decrease in distributions to shareholders and unitholders of the Operating Partnership for declaration of a special dividend in the fourth quarter of 2020, paid in January 2021, and (ii) $19.5 million of proceeds from borrowings under mortgage loans, net of repayments.
On June 23, 2022, in conjunction with the refinancing of the mortgage loan encumbering our property Plaza at Woodbridge, we entered into an interest rate cap agreement (the “Cap Agreement”) with a third-party to limit the maximum SOFR of our floating rate debt to 3%. On the date of the Cap Agreement, we elected to designate cash flow hedge accounting for this derivative instrument. Refer to Note 3 and Note 9 in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information related to derivatives and hedging.
During 2021 we established an at-the-market equity program (the “ATM Program”), pursuant to which we may offer and sell common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250 million. As of June 30, 2022 we have not issued any common shares under the ATM Program. Refer to Note 14 Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information related to this program.

Contractual Obligations
We have contractual obligations related to our mortgage loans that are both fixed and variable. Our variable rate loans bear interest at a floating rate based on LIBOR, SOFR and the Prime Rate plus an applicable margin of 0.5% to 2.26%. When LIBOR is discontinued, the interest rates of our LIBOR-indexed debt following such event will be based on either alternate base rates, such as SOFR, or agreed upon replacement rates. While such an event would not affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates. Further information on our mortgage loans can be found in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of June 30, 2022, our variable rate debt outstanding had rates indexed to LIBOR, SOFR and the Prime Rate.

	2022					2021
(Amounts in thousands)	June 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate mortgages	$159,978		3.36%	$1,600		$161,084		1.85%
Fixed rate mortgages	1,548,659		4.10%	—	(2)	1,534,324		4.10%
	$1,708,637	(1)		$1,600		$1,695,408	(1)
(1) Excludes unamortized debt issuance costs of $8.8 million and $8.2 million as of June 30, 2022 and December 31, 2021, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $15.5 million based on outstanding balances as of June 30, 2022.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. On June 23, 2022, in connection with the refinancing of one of our variable rate loans, we entered into a one-year interest rate cap agreement for a purchase price of approximately $0.3 million. The Cap Agreement has an expiration date of July 1, 2023 and limits the maximum SOFR of the variable loan it is hedged with to 3%. As of June 30, 2022, this derivative instrument is deemed to be an effective hedge and has been designated for cash flow hedge accounting.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2022, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks
As of June 30, 2022, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2022 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2022, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plan or Program(1)
April 1, 2022 - April 30, 2022	527	(2)	$19.06	—	$145,900,000
May 1, 2022 - May 31, 2022	—		—	—	$145,900,000
June 1, 2022 - June 30, 2022	752	(2)	18.14	—	$145,900,000
Total	1,279		$18.52	—
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

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plan or Program
April 1, 2022 - April 30, 2022	527		$19.06	—	$—
May 1, 2022 - May 31, 2022	—	(1)	—	—	$—
June 1, 2022 - June 30, 2022	752		18.14	—	$—
Total	1,279		$18.52	—
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

Date: August 3, 2022

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: August 3, 2022