Form 10-Q
period 2022-09-30
Urban Edge Properties; Urban Edge Properties LP
filed 2022-11-03
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 28, 2022, Urban Edge Properties had 117,438,141 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2022

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2022 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of September 30, 2022, UE owned an approximate 95.9% ownership interest in UELP. The remaining approximate 4.1% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
Management operates Urban Edge Properties and the Operating Partnership as one business. The management of Urban Edge Properties consists of the same individuals as the management of the Operating Partnership. These individuals are officers of Urban Edge Properties and employees of the Operating Partnership.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land	$544,358	$543,827
Buildings and improvements	2,464,901	2,441,797
Construction in progress	271,898	212,296
Furniture, fixtures and equipment	8,303	7,530
Total	3,289,460	3,205,450
Accumulated depreciation and amortization	(790,414)	(753,947)
Real estate, net	2,499,046	2,451,503
Operating lease right-of-use assets	64,078	69,361
Cash and cash equivalents	108,437	164,478
Restricted cash	43,954	55,358
Tenant and other receivables	16,398	15,812
Receivable arising from the straight-lining of rents	64,214	62,692
Identified intangible assets, net of accumulated amortization of $39,307 and $37,361, respectively	65,974	71,107
Deferred leasing costs, net of accumulated amortization of $19,621 and $17,641, respectively	21,742	20,694
Prepaid expenses and other assets	77,649	74,111
Total assets	$2,961,492	$2,985,116

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,695,776	$1,687,190
Operating lease liabilities	59,581	64,578
Accounts payable, accrued expenses and other liabilities	78,710	84,829
Identified intangible liabilities, net of accumulated amortization of $39,040 and $35,029, respectively	95,371	100,625
Total liabilities	1,929,438	1,937,222
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,440,748 and 117,147,986 shares issued and outstanding, respectively	1,173	1,170
Additional paid-in capital	1,006,348	1,001,253
Accumulated other comprehensive income	554	—
Accumulated deficit	(30,982)	(7,091)
Noncontrolling interests:
Operating partnership	41,387	39,616
Consolidated subsidiaries	13,574	12,946
Total equity	1,032,054	1,047,894
Total liabilities and equity	$2,961,492	$2,985,116

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Rental revenue	$98,175	$105,985	$295,045	$294,257
Other income	115	854	1,300	2,249
Total revenue	98,290	106,839	296,345	296,506
EXPENSES
Depreciation and amortization	24,343	23,171	73,561	68,534
Real estate taxes	16,231	15,862	47,662	47,826
Property operating	17,672	15,692	56,473	51,874
General and administrative	9,852	10,134	31,607	28,286
Casualty and impairment loss	—	372	—	372
Lease expense	3,109	3,164	9,327	9,665
Total expenses	71,207	68,395	218,630	206,557
Gain on sale of real estate	—	6,926	353	18,648
Interest income	294	77	713	303
Interest and debt expense	(15,266)	(14,638)	(43,511)	(44,193)
Income before income taxes	12,111	30,809	35,270	64,707
Income tax expense	(646)	(704)	(2,262)	(905)
Net income	11,465	30,105	33,008	63,802
Less net (income) loss attributable to NCI in:
Operating partnership	(455)	(1,149)	(1,348)	(2,608)
Consolidated subsidiaries	373	(1,190)	835	(961)
Net income attributable to common shareholders	$11,383	$27,766	$32,495	$60,233

Earnings per common share - Basic:	$0.10	$0.24	$0.28	$0.51
Earnings per common share - Diluted:	$0.10	$0.24	$0.28	$0.51
Weighted average shares outstanding - Basic	117,382	117,087	117,359	117,009
Weighted average shares outstanding - Diluted	121,683	117,137	121,472	122,212

Net income	$11,465	$30,105	$33,008	$63,802
Effective portion of change in fair value of derivatives	632	—	578	—
Comprehensive income	12,097	30,105	33,586	63,802
Less comprehensive income attributable to NCI in:
Operating partnership	(26)	—	(24)	—
Less net (income) loss attributable to NCI in:
Operating partnership	(455)	(1,149)	(1,348)	(2,608)
Consolidated subsidiaries	373	(1,190)	835	(961)
Comprehensive income attributable to common shareholders	$11,989	$27,766	$33,049	$60,233

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2021	117,137,337	$1,170	$990,255	$(42,157)	$43,568	$6,154	$998,990
Net income attributable to common shareholders	—	—	—	27,766	—	—	27,766
Net income attributable to NCI	—	—	—	—	1,149	1,190	2,339
Limited partnership interests:
Units redeemed for common shares	—	—	—	—	(6,302)	—	(6,302)
Reallocation of NCI	—	—	6,302	—	—	—	6,302
Common shares issued	451	—	21	(20)	—	—	1
Dividends to common shareholders ($0.15 per share)	—	—	—	(17,557)	—	—	(17,557)
Distributions to redeemable NCI ($0.15 per unit)	—	—	—	—	(711)	—	(711)
Contributions from noncontrolling interests	—	—	—	—	—	1,418	1,418
Share-based compensation expense	—	—	507	—	2,302	—	2,809
Balance, September 30, 2021	117,137,788	$1,170	$997,085	$(31,968)	$40,006	$8,762	$1,015,055

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2022	117,442,769	$1,173	$1,002,679	$(52)	$(23,568)	$42,771	$13,947	$1,036,950
Net income attributable to common shareholders	—	—	—	—	11,383	—	—	11,383
Net income (loss) attributable to NCI	—	—	—	—	—	455	(373)	82
Other comprehensive income	—	—	—	606	—	26	—	632
Limited partnership interests:
Reallocation of NCI	—	—	3,325	—	—	(3,325)	—	—
Common shares issued	(1,064)	—	21	—	(21)	—	—	—
Dividends to common shareholders ($0.16 per share)	—	—	—	—	(18,776)	—	—	(18,776)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	—	(782)	—	(782)
Share-based compensation expense	—	—	338	—	—	2,242	—	2,580
Share-based awards retained for taxes	(957)	—	(15)	—	—	—	—	(15)
Balance, September 30, 2022	117,440,748	$1,173	$1,006,348	$554	$(30,982)	$41,387	$13,574	$1,032,054

See notes to consolidated financial statements (unaudited).

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2020	117,014,317	$1,169	$989,863	$(39,467)	$38,456	$5,872	$995,893
Net income attributable to common shareholders	—	—	—	60,233	—	—	60,233
Net income attributable to NCI	—	—	—	—	2,608	961	3,569
Limited partnership interests:
Units redeemed for common shares	100,000	—	840	—	(6,302)	—	(5,462)
Reallocation of NCI	—	—	4,614	—	848	—	5,462
Common shares issued	36,533	1	308	(124)	—	—	185
Dividends to common shareholders ($0.45 per share)	—	—	—	(52,610)	—	—	(52,610)
Distributions to redeemable NCI ($0.45 per unit)	—	—	—	—	(2,152)	—	(2,152)
Contributions from NCI	—	—	—	—	—	1,929	1,929
Share-based compensation expense	—	—	1,670	—	6,548	—	8,218
Share-based awards retained for taxes	(13,062)	—	(210)	—	—	—	(210)
Balance, September 30, 2021	117,137,788	$1,170	$997,085	$(31,968)	$40,006	$8,762	$1,015,055

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,170	$1,001,253	$—	$(7,091)	$39,616	$12,946	$1,047,894
Net income attributable to common shareholders	—	—	—	—	32,495	—	—	32,495
Net income (loss) attributable to NCI	—	—	—	—	—	1,348	(835)	513
Other comprehensive income	—	—	—	554	—	24	—	578
Limited partnership interests:
Units redeemed for common shares	250,000	3	2,121	—	—	2,124	—	4,248
Reallocation of NCI	—	—	1,820	—	—	(6,068)	—	(4,248)
Common shares issued	49,990	—	286	—	(63)	—	—	223
Dividends to common shareholders ($0.48 per share)	—	—	—	—	(56,323)	—	—	(56,323)
Distributions to redeemable NCI ($0.48 per unit)	—	—	—	—	—	(2,337)	—	(2,337)
Contributions from NCI	—	—	—	—	—	—	1,463	1,463
Share-based compensation expense	—	—	997	—	—	6,680	—	7,677
Share-based awards retained for taxes	(7,228)	—	(129)	—	—	—	—	(129)
Balance, September 30, 2022	117,440,748	$1,173	$1,006,348	$554	$(30,982)	$41,387	$13,574	$1,032,054

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,008	$63,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,176	69,872
Gain on sale of real estate	(353)	(18,648)
Casualty and impairment loss	—	372
Amortization of below market leases, net	(5,062)	(19,775)
Noncash lease expense	5,282	5,343
Straight-lining of rent	(1,522)	338
Share-based compensation expense	7,677	8,218
Change in operating assets and liabilities:
Tenant and other receivables	(586)	(2,505)
Deferred leasing costs	(3,493)	(1,735)
Prepaid expenses and other assets	795	512
Lease liabilities	(4,997)	(4,901)
Accounts payable, accrued expenses and other liabilities	(7,253)	(7,756)
Net cash provided by operating activities	98,672	93,137
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(74,990)	(46,447)
Acquisitions of real estate	(36,222)	(54,547)
Proceeds from sale of operating properties	353	34,482
Net cash used in investing activities	(110,859)	(66,512)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(93,999)	(14,324)
Dividends to common shareholders	(56,323)	(106,441)
Distributions to redeemable noncontrolling interests	(2,337)	(4,225)
Taxes withheld for vested restricted shares	(129)	(210)
Contributions from noncontrolling interests	1,463	1,929
Purchase of interest rate cap	(285)	—
Proceeds from mortgage loan borrowings	103,413	—
Debt issuance costs	(7,284)	—
Proceeds related to the issuance of common shares	223	185
Net cash used in financing activities	(55,258)	(123,086)
Net decrease in cash and cash equivalents and restricted cash	(67,445)	(96,461)
Cash and cash equivalents and restricted cash at beginning of period	219,836	419,253
Cash and cash equivalents and restricted cash at end of period	$152,391	$322,792

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $5,922 and $734, respectively	$41,274	$44,424
Cash payments for income taxes	967	5,077
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	17,031	32,600
Write-off of fully depreciated assets	7,765	5,336
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$164,478	$384,572
Restricted cash at beginning of period	55,358	34,681
Cash and cash equivalents and restricted cash at beginning of period	$219,836	$419,253

Cash and cash equivalents at end of period	$108,437	$268,952
Restricted cash at end of period	43,954	53,840
Cash and cash equivalents and restricted cash at end of period	$152,391	$322,792

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	September 30,	December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land	$544,358	$543,827
Buildings and improvements	2,464,901	2,441,797
Construction in progress	271,898	212,296
Furniture, fixtures and equipment	8,303	7,530
Total	3,289,460	3,205,450
Accumulated depreciation and amortization	(790,414)	(753,947)
Real estate, net	2,499,046	2,451,503
Operating lease right-of-use assets	64,078	69,361
Cash and cash equivalents	108,437	164,478
Restricted cash	43,954	55,358
Tenant and other receivables	16,398	15,812
Receivable arising from the straight-lining of rents	64,214	62,692
Identified intangible assets, net of accumulated amortization of $39,307 and $37,361, respectively	65,974	71,107
Deferred leasing costs, net of accumulated amortization of $19,621 and $17,641, respectively	21,742	20,694
Prepaid expenses and other assets	77,649	74,111
Total assets	$2,961,492	$2,985,116

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,695,776	$1,687,190
Operating lease liabilities	59,581	64,578
Accounts payable, accrued expenses and other liabilities	78,710	84,829
Identified intangible liabilities, net of accumulated amortization of $39,040 and $35,029, respectively	95,371	100,625
Total liabilities	1,929,438	1,937,222
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 117,440,748 and 117,147,986 units outstanding, respectively	1,007,521	1,002,423
Limited partners: 4,974,470 and 4,662,654 units outstanding, respectively	43,766	41,030
Accumulated other comprehensive income	554	—
Accumulated deficit	(33,361)	(8,505)
Total partners’ capital	1,018,480	1,034,948
Noncontrolling interest in consolidated subsidiaries	13,574	12,946
Total equity	1,032,054	1,047,894
Total liabilities and equity	$2,961,492	$2,985,116

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Rental revenue	$98,175	$105,985	$295,045	$294,257
Other income	115	854	1,300	2,249
Total revenue	98,290	106,839	296,345	296,506
EXPENSES
Depreciation and amortization	24,343	23,171	73,561	68,534
Real estate taxes	16,231	15,862	47,662	47,826
Property operating	17,672	15,692	56,473	51,874
General and administrative	9,852	10,134	31,607	28,286
Casualty and impairment loss	—	372	—	372
Lease expense	3,109	3,164	9,327	9,665
Total expenses	71,207	68,395	218,630	206,557
Gain on sale of real estate	—	6,926	353	18,648
Interest income	294	77	713	303
Interest and debt expense	(15,266)	(14,638)	(43,511)	(44,193)
Income before income taxes	12,111	30,809	35,270	64,707
Income tax expense	(646)	(704)	(2,262)	(905)
Net income	11,465	30,105	33,008	63,802
Less net loss (income) attributable to NCI in consolidated subsidiaries	373	(1,190)	835	(961)
Net income attributable to unitholders	$11,838	$28,915	$33,843	$62,841

Earnings per unit - Basic:	$0.10	$0.24	$0.28	$0.52
Earnings per unit - Diluted:	$0.10	$0.24	$0.28	$0.51
Weighted average units outstanding - Basic	121,405	120,903	121,320	120,839
Weighted average units outstanding - Diluted	121,683	121,987	121,657	122,212

Net income	$11,465	$30,105	$33,008	$63,802
Effective portion of change in fair value of derivatives	632	—	578	—
Comprehensive income	12,097	30,105	33,586	63,802
Less net loss (income) attributable to NCI in consolidated subsidiaries	373	(1,190)	835	(961)
Comprehensive income attributable to unitholders	$12,470	$28,915	$34,421	$62,841

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2021	117,137,337	$991,425	5,376,145	$46,396	$(44,985)	$6,154	$998,990
Net income attributable to unitholders	—	—	—	—	28,915	—	28,915
Net income attributable to NCI	—	—	—	—	—	1,190	1,190
Common units issued as a result of common shares issued by Urban Edge	451	21	(526,396)	—	(20)	—	1
Equity redemption of OP units	—	—	—	(6,302)	—	—	(6,302)
Reallocation of NCI	—	6,302	—	—	—	—	6,302
Distributions to Partners ($0.15 per unit)	—	—	—	—	(18,268)	—	(18,268)
Contributions from noncontrolling interests	—	—	—	—	—	1,418	1,418
Share-based compensation expense	—	507	—	2,302	—	—	2,809
Balance, September 30, 2021	117,137,788	$998,255	4,849,749	$42,396	$(34,358)	$8,762	$1,015,055
(1) Limited partners have a 4.0% common limited partnership interest in the Operating Partnership as of September 30, 2021 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2022	117,442,769	$1,003,852	5,124,493	$44,849	$(52)	$(25,646)	$13,947	$1,036,950
Net income attributable to unitholders	—	—	—	—	—	11,838	—	11,838
Net loss attributable to NCI	—	—	—	—	—	—	(373)	(373)
Other comprehensive income	—	—	—	—	606	26	—	632
Common units issued as a result of common shares issued by Urban Edge	(1,064)	21	(150,023)	—	—	(21)	—	—
Reallocation of noncontrolling interests	—	3,325	—	(3,325)	—	—	—	—
Distributions to Partners ($0.16 per unit)	—	—	—	—	—	(19,558)	—	(19,558)
Share-based compensation expense	—	338	—	2,242	—	—	—	2,580
Share-based awards retained for taxes	(957)	(15)	—	—	—	—	—	(15)
Balance, September 30, 2022	117,440,748	$1,007,521	4,974,470	$43,766	$554	$(33,361)	$13,574	$1,032,054
(2) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of September 30, 2022 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2020	117,014,317	$991,032	4,729,010	$41,302	$(42,313)	$5,872	$995,893
Net income attributable to unitholders	—	—	—	—	62,841	—	62,841
Net income attributable to NCI	—	—	—	—	—	961	961
Common units issued as a result of common shares issued by Urban Edge	36,533	309	220,739	—	(124)	—	185
Equity redemption of OP units	100,000	840	(100,000)	(6,302)	—	—	(5,462)
Reallocation of NCI	—	4,614	—	848	—	—	5,462
Distributions to Partners ($0.45 per unit)	—	—	—	—	(54,762)	—	(54,762)
Contributions from NCI	—	—	—	—	—	1,929	1,929
Share-based compensation expense	—	1,670	—	6,548	—	—	8,218
Share-based awards retained for taxes	(13,062)	(210)	—	—	—	—	(210)
Balance, September 30, 2021	117,137,788	$998,255	4,849,749	$42,396	$(34,358)	$8,762	$1,015,055
(1) Limited partners have a 4.0% common limited partnership interest in the Operating Partnership as of September 30, 2021 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,002,423	4,662,654	$41,030	$—	$(8,505)	$12,946	$1,047,894
Net income attributable to unitholders	—	—	—	—	—	33,843	—	33,843
Net loss attributable to NCI	—	—	—	—	—	—	(835)	(835)
Other comprehensive income	—	—	—	—	554	24	—	578
Common units issued as a result of common shares issued by Urban Edge	49,990	286	561,816	—	—	(63)	—	223
Equity redemption of OP units	250,000	2,124	(250,000)	2,124	—	—	—	4,248
Reallocation of NCI	—	1,820	—	(6,068)	—	—	—	(4,248)
Distributions to Partners ($0.48 per unit)	—	—	—	—	—	(58,660)	—	(58,660)
Contributions from NCI	—	—	—	—	—	—	1,463	1,463
Share-based compensation expense	—	997	—	6,680	—	—	—	7,677
Share-based awards retained for taxes	(7,228)	(129)	—	—	—	—	—	(129)
Balance, September 30, 2022	117,440,748	$1,007,521	4,974,470	$43,766	$554	$(33,361)	$13,574	$1,032,054
(2) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of September 30, 2022 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,008	$63,802
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,176	69,872
Gain on sale of real estate	(353)	(18,648)
Casualty and impairment loss	—	372
Amortization of below market leases, net	(5,062)	(19,775)
Noncash lease expense	5,282	5,343
Straight-lining of rent	(1,522)	338
Share-based compensation expense	7,677	8,218
Change in operating assets and liabilities:
Tenant and other receivables	(586)	(2,505)
Deferred leasing costs	(3,493)	(1,735)
Prepaid expenses and other assets	795	512
Lease liabilities	(4,997)	(4,901)
Accounts payable, accrued expenses and other liabilities	(7,253)	(7,756)
Net cash provided by operating activities	98,672	93,137
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(74,990)	(46,447)
Acquisitions of real estate	(36,222)	(54,547)
Proceeds from sale of operating properties	353	34,482
Net cash used in investing activities	(110,859)	(66,512)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(93,999)	(14,324)
Distributions to partners	(58,660)	(110,666)
Taxes withheld for vested restricted units	(129)	(210)
Contributions from noncontrolling interests	1,463	1,929
Purchase of interest rate cap	(285)	—
Proceeds from mortgage loan borrowings	103,413	—
Debt issuance costs	(7,284)	—
Proceeds related to the issuance of common shares	223	185
Net cash used in financing activities	(55,258)	(123,086)
Net decrease in cash and cash equivalents and restricted cash	(67,445)	(96,461)
Cash and cash equivalents and restricted cash at beginning of period	219,836	419,253
Cash and cash equivalents and restricted cash at end of period	$152,391	$322,792

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $5,922 and $734, respectively	$41,274	$44,424
Cash payments for income taxes	967	5,077
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	17,031	32,600
Write-off of fully depreciated assets	7,765	5,336
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$164,478	$384,572
Restricted cash at beginning of period	55,358	34,681
Cash and cash equivalents and restricted cash at beginning of period	$219,836	$419,253

Cash and cash equivalents at end of period	$108,437	$268,952
Restricted cash at end of period	43,954	53,840
Cash and cash equivalents and restricted cash at end of period	$152,391	$322,792

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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of September 30, 2022, Urban Edge owned approximately 95.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of September 30, 2022, our portfolio consisted of 69 shopping centers, five malls and two industrial parks totaling approximately 17.2 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2022. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (“SEC”).
The consolidated balance sheets as of September 30, 2022 and December 31, 2021 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of September 30, 2022 and December 31, 2021, excluding the Operating Partnership, we consolidated two VIEs with total assets of $47.7 million and $48.5 million, respectively, and total liabilities of $24.5 million and $24.7 million, respectively. The consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2022 and 2021 include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior period balances have been reclassified in order to conform to the current period presentation.
Our primary business is the acquisition, management, development, and redevelopment of retail shopping centers and malls. We do not distinguish from our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. None of our tenants accounted for more than 10% of our revenue or property operating income as of September 30, 2022. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Real Estate — Real estate is carried at cost, net of accumulated depreciation and amortization. Expenditures for ordinary maintenance and repairs are expensed to operations as they are incurred. Significant renovations that improve or extend the useful lives of assets are capitalized. As real estate is undergoing redevelopment activities, all property operating expenses directly associated with and attributable to the redevelopment, including interest, are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the property when completed. If the cost of the redeveloped property, including the net book value of the existing property, exceeds the estimated fair value of redeveloped property, the excess is charged to impairment expense. The capitalization period begins when redevelopment activities are under way and ends when the project is substantially complete and ready for its intended use. Depreciation is recognized on a straight-line basis over estimated useful lives which range from one to 40 years.
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

Tenant and Other Receivables and Changes in Collectibility Assessment — Tenant receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease basis and at the portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Tenant receivables and receivables arising from the straight-lining of rents are written-off directly when management deems the collectibility of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight-lining of rents since lease commencement. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight-lining of rents.

Derivative Financial Instruments and Hedging — At times, the Company may use derivative financial instruments to manage and mitigate exposure to fluctuations in interest rates on our variable rate debt. These derivatives are measured at fair value and are recognized as assets or liabilities on the Company’s consolidated balance sheets, depending on the Company’s rights or obligations under the respective derivative contracts. The accounting for changes in the fair value of a derivative varies based on eligibility and Company elections, including the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedge relationship has satisfied certain criteria to be deemed an effective hedge. Effectiveness of the hedging relationship is assessed on a quarterly basis by a third-party to determine if the relationship still meets the criteria to be considered an effective hedge. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
In a cash flow hedge, hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged transaction. A derivative instrument designated as a cash flow hedge is adjusted to fair value on the Company’s consolidated balance sheets. The change in fair value, net of the amortization of the purchase price of the instrument, is deemed to be the effective portion of change and is recognized in Other Comprehensive Income (“OCI”) in the Company’s consolidated statements of income and comprehensive income, with the amortization of the purchase price included in interest and debt expense. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. For further information on the Company’s derivative instruments and hedge designations, refer to Note 9.

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

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the nine months ended September 30, 2022 and 2021, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1)
					(in thousands)
February 24, 2022	40 Carmans Road(2)	Massapequa	NY	12,000	$4,260
June 8, 2022	The Shops at Riverwood	Hyde Park	MA	78,000	33,343
				2022 Total	$37,603

August 10, 2021	601 Murray Road	East Hanover	NJ	88,000	$18,312
August 19, 2021	151 Ridgedale Avenue	East Hanover	NJ	187,000	37,759
				2021 Total	$56,071
(1) The total purchase price for the properties acquired during the nine months ended September 30, 2022 and 2021 includes $0.6 million of transaction costs incurred in each of the periods.
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

The two industrial properties, acquired in August 2021, are adjacent to our existing 943,000 sf warehouse park in East Hanover, NJ. The acquisition of 151 Ridgedale Avenue was partially funded using cash proceeds from previous dispositions.
The aggregate purchase price of the above property acquisitions have been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	Total Purchase Price
(in thousands)
40 Carmans Road	$1,118	$3,142	$—	$—	$4,260
The Shops at Riverwood	10,866	19,441	4,024	(988)	33,343
2022 Total	$11,984	$22,583	$4,024	$(988)	$37,603

601 Murray Road	$2,075	$14,733	$1,722	$(218)	$18,312
151 Ridgedale Avenue	2,990	35,509	—	(740)	37,759
2021 Total	$5,065	$50,242	$1,722	$(958)	$56,071
(1) As of September 30, 2022, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2022 were 8.7 years and 16.4 years, respectively. The remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2021 were 6.8 years and 3.1 years, respectively.

Dispositions
During the nine months ended September 30, 2022, no dispositions were completed by the Company. We recognized a gain on sale of real estate of $0.4 million in connection with the release of escrow funds related to a property disposed of in a prior period.
During the nine months ended September 30, 2021, we disposed of three properties and one property parcel and received proceeds of $34.9 million, net of selling costs, resulting in an $18.6 million net gain on sale of real estate. Of the dispositions completed during the nine months ended September 30, 2021, two were completed as 1031 exchanges with the acquisition of 151 Ridgedale Avenue, allowing for the deferral of capital gains from the sale for income tax purposes.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $66.0 million and $95.4 million, respectively, as of September 30, 2022 and $71.1 million and $100.6 million, respectively, as of December 31, 2021.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $1.6 million and $5.1 million for the three and nine months ended September 30, 2022, respectively, and $15.0 million and $19.8 million for the same periods in 2021.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.6 million and $8.1 million for the three and nine months ended September 30, 2022, respectively, and $2.2 million and $6.1 million for the same periods in 2021.
The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2022 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2022(1)	$1,945	$(360)	$(2,432)
2023	7,772	(1,081)	(9,097)
2024	7,536	(920)	(7,870)
2025	7,355	(725)	(6,454)
2026	6,977	(606)	(5,706)
2027	6,683	(458)	(5,119)
(1) Remainder of 2022.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of September 30, 2022 and December 31, 2021.

(Amounts in thousands)	Maturity	Interest Rate at September 30, 2022	September 30, 2022	December 31, 2021
Mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	4.42%	$27,620	$28,034
Greenbrook Commons(1)	11/15/2024	4.42%	25,710	26,097
Gun Hill Commons(1)	12/1/2024	4.42%	24,311	24,680
Plaza at Cherry Hill(2)	6/3/2025	6.75%	29,000	28,244
Plaza at Woodbridge(3)	6/8/2027	4.66%	52,947	54,029
Total variable rate debt			159,588	161,084
Fixed rate
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Shops at Bruckner	5/1/2023	3.90%	9,192	9,698
Hudson Mall	12/1/2023	5.07%	21,577	22,154
Yonkers Gateway Center	4/6/2024	4.16%	25,447	26,774
Brick Commons	12/10/2024	3.87%	48,869	49,554
West End Commons	12/10/2025	3.99%	24,770	25,100
Las Catalinas Mall	2/1/2026	4.43%	120,715	123,977
Town Brook Commons	12/1/2026	3.78%	30,971	31,400
Rockaway River Commons	12/1/2026	3.78%	27,420	27,800
Hanover Commons	12/10/2026	4.03%	62,728	63,000
Tonnelle Commons	4/1/2027	4.18%	99,298	100,000
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	22,605	22,944
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center	2/6/2028	5.07%	70,154	70,815
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (Vauxhall)	12/10/2028	4.01%	45,600	45,600
The Shops at Riverwood	6/24/2029	4.25%	21,466	—
Freeport Commons	12/10/2029	4.07%	43,100	43,100
The Outlets at Montehiedra	6/1/2030	5.00%	78,004	79,381
Montclair(4)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	40,300	40,300
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Mount Kisco Commons	11/15/2034	6.40%	11,920	12,377
Total fixed rate debt			1,544,486	1,534,324
Total mortgages payable			1,704,074	1,695,408
	Unamortized debt issuance costs		(8,298)	(8,218)
Total mortgages payable, net			$1,695,776	$1,687,190
(1)Bears interest at one month London Interbank Offered Rate (“LIBOR”) plus 190 bps.
(2)Bears interest at the Prime Rate plus 50 bps with a minimum rate of 4.25%.
(3)Bears interest at one month Secured Overnight Financing Rate (“SOFR”) plus 226 bps. The variable component of the debt is hedged with an interest rate cap agreement to limit SOFR to a maximum of 3%.
(4)This property is encumbered by a variable rate loan that has been fixed at a rate of 3.15% with an interest rate swap agreement that expires at the maturity of the loan.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.5 billion as of September 30, 2022. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2022, we were in compliance with all debt covenants.
As of September 30, 2022, the principal repayments of the Company’s total outstanding debt for the remainder of 2022 and the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2022(1)	$4,576
2023	351,500
2024	166,383
2025	72,686
2026	229,556
2027	316,774
Thereafter	562,599
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
On August 9, 2022, we restated and amended the Agreement, which increased the credit facility size by $200 million to $800 million and extended the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the amended Agreement are subject to interest at SOFR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over SOFR and the facility fee are based on our current leverage ratio and are subject to change. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x.
No amounts were drawn or outstanding under the Agreement as of September 30, 2022 or December 31, 2021. Financing costs associated with executing the Agreement of $7.2 million and $2.2 million as of September 30, 2022 and December 31, 2021, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

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
We have accrued interest of $5.4 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of September 30, 2022. We incurred $1.2 million of lender fees in connection with the loan modification, which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under ASC 470-60.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra (“Montehiedra”) in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 4 years. As of September 30, 2022, the remaining exposure under the guarantee is $8.5 million. There was no separate liability recorded related to this guarantee.

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
For U.S. federal income tax purposes, the Company and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the nine months ended September 30, 2022 and 2021, certain non-real estate operating activities that could not be performed by the Company, occurred through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the nine months ended September 30, 2022, the Company was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the Company is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three and nine months ended September 30, 2022, the Puerto Rico income tax expense was $0.6 million and $2.3 million, respectively, and $0.7 million and $1.4 million for the same periods in 2021. The REIT was not subject to any material state and local income tax expense or benefit for the three and nine months ended September 30, 2022. For the nine months ended September 30, 2021, the REIT’s state and local income tax benefit was $0.5 million. All amounts for the three and nine months ended September 30, 2022 and 2021 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three and nine months ended September 30, 2022 and 2021. The components of rental revenue for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Rental Revenue
Fixed lease revenue	$73,111	$80,961	$216,356	$216,200
Variable lease revenue(1)	25,064	25,024	78,689	78,057
Total rental revenue	$98,175	$105,985	$295,045	$294,257
(1) Percentage rents for the three and nine months ended September 30, 2022 were $1.0 million and $2.6 million, respectively, and $0.8 million and $1.5 million for the same periods in 2021.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The table below summarizes the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2022:

	As of September 30, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,966	$—	$1,966
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.
There were no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in OCI until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. As of September 30, 2022, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
On June 23, 2022, in conjunction with the refinancing of the mortgage loan encumbering our property Plaza at Woodbridge, we entered into an interest rate cap agreement (the “Cap Agreement”) with a third-party to limit the maximum SOFR of our floating rate debt to 3%. On the date of the Cap Agreement, we elected to designate cash flow hedge accounting for this derivative instrument.

The table below summarizes our derivative instruments, which are used to hedge the corresponding variable rate debt, as of September 30, 2022:

(Amounts in thousands)
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$444	$52,947	SOFR + 2.26%	4.66%	4.66%	7/1/2023
Montclair interest rate swap	1,522	7,250	LIBOR + 2.57%	5.39%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2022 and 2021:

	Unrealized Gain Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedged Instrument	2022	2021	2022	2021
Plaza at Woodbridge interest rate cap	$290	$—	$236	$—
Montclair interest rate swap	342	—	342	—
Total	$632	$—	$578	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2022 and December 31, 2021.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our Level 2 financial instruments as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022		As of December 31, 2021
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,704,074	$1,545,402	$1,695,408	$1,692,674
(1) Carrying amounts exclude unamortized debt issuance costs of $8.3 million and $8.2 million as of September 30, 2022 and December 31, 2021, respectively.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment when events or changes in circumstances indicate that the carrying value may not be recoverable.
No material impairment charges were recognized during the three and nine months ended September 30, 2022 or 2021.

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

Redevelopment and Anchor Repositioning
The Company has 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $260.9 million, of which $174.9 million remains to be funded as of September 30, 2022. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

Insurance
The Company maintains numerous insurance policies including for general liability, property, pollution, acts of terrorism, trustees’ and officers’, cyber, workers’ compensation and automobile-related liabilities. However, all such policies are subject to terms, conditions, exclusions, deductibles and sub-limits, amongst other limiting factors. For example, the Company’s terrorism insurance excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act.
The Company’s primary and excess insurance policies providing coverage for pollution-related losses have an aggregate limit of $50 million and provide remediation and business interruption coverage for pollution incidents, which pursuant to our policies, expressly include the presence and dispersal of viruses. On December 23, 2020, the Company initiated litigation in New Jersey state court, Bergen County, under these policies to recover uncollected rents and other amounts resulting from the COVID-19 virus.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.6 million and $1.7 million on our consolidated balance sheets as of September 30, 2022 and December 31, 2021, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our rental revenue is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases or square footage in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. As of September 30, 2022, there are no tenant bankruptcies that we believe will have a material adverse effect on our results of operations or consolidated financial position.

11.     PREPAID EXPENSES AND OTHER ASSETS
The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2022	December 31, 2021
Deferred tax asset, net	$35,252	$37,420
Other assets	19,111	19,712
Deferred financing costs, net of accumulated amortization of $6,856 and $5,932, respectively	7,154	2,234
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	8,591	9,982
Insurance	3,536	1,088
Licenses/fees	1,281	951
Total prepaid expenses and other assets	$77,649	$74,111

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2022	December 31, 2021
Deferred tenant revenue	$25,273	$28,898
Accrued capital expenditures and leasing costs	18,066	19,164
Accrued interest payable	10,481	9,879
Other liabilities and accrued expenses	8,085	8,057
Security deposits	7,246	6,693
Accrued payroll expenses	6,546	9,134
Finance lease liability	3,013	3,004
Total accounts payable, accrued expenses and other liabilities	$78,710	$84,829

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Interest expense	$14,344	$13,893	$41,056	$41,946
Amortization of deferred financing costs	922	745	2,455	2,247
Total interest and debt expense	$15,266	$14,638	$43,511	$44,193

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
On August 15, 2022 the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with various financial institutions acting as agents, forward sellers, and forward purchasers. Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). Concurrently with the Equity Distribution Agreement, the Company entered into separate master forward confirmations (collectively, the “Master Confirmations”) with each of the forward purchasers. Sales under the ATM Program may be made from time to time, as needed, by means of ordinary brokers’ transactions or other transactions that are deemed to be “at the market” offerings, in privately negotiated transactions, which may include block trades, or as otherwise agreed with the sales agents. The ATM Program replaces the Company’s previous at-the-market program established on June 7, 2021.
The Equity Distribution Agreement provides that the Company may also enter into forward sale agreements pursuant to any Master Confirmation and related supplemental confirmations with the forward purchasers. In connection with any forward sale agreement, a forward purchaser will, at the Company’s request, borrow from third parties, through its forward seller, and sell a number of shares equal to the amount provided in such agreement.
As of September 30, 2022, the Company has not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the nine months ended September 30, 2022 and 2021, no shares were repurchased by the Company. As of September 30, 2022, the Company has repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. All share repurchases by the Company were completed between March and April of 2020. There is approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of September 30, 2022, Urban Edge owned approximately 95.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended September 30, 2022 and 2021, the Company declared distributions on common shares and OP Units of $0.16 and $0.15 per share/unit, respectively. During the nine months ended September 30, 2022 and 2021, respectively, the Company declared distributions on common shares and OP Units of $0.48 and $0.45 per share/unit in the aggregate.

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
The total of the OP Units and LTIP Units represent a 4.1% and 4.0% weighted-average interest in the Operating Partnership for the three and nine months ended September 30, 2022, respectively. Holders of outstanding vested LTIP Units may, from and after two years from the date of issuance, redeem their LTIP Units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP Units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,357	$1,326	$3,820	$3,659
Performance-based LTIP expense(2)	885	976	2,862	2,889
Stock option expense	206	384	647	1,181
Restricted share expense	98	98	272	365
Deferred share unit (“DSU”) expense	34	25	76	124
Total Share-based compensation expense	$2,580	$2,809	$7,677	$8,218
(1) Expense for the three and nine months ended September 30, 2022 includes the 2022, 2021, 2020 and 2019 LTI Plans.
(2) Expense for the three and nine months ended September 30, 2022 includes the 2017 OPP plan and the 2022, 2021, 2020, 2019, and 2018 LTI Plans.

Equity award activity during the nine months ended September 30, 2022 included: (i) 408,845 stock options vested, (ii) 341,789 LTIP Units vested, (iii) 332,458 LTIP Units granted, (iv) 44,214 restricted shares granted, (v) 23,652 restricted shares vested, (vi) 19,974 LTIP Units forfeited, and (vii) 13,924 restricted shares forfeited.

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

Time-based awards
The time-based awards granted under the 2022 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of September 30, 2022, the Company granted time-based awards under the 2022 LTI Plan that represent 266,766 LTIP Units with a grant date fair value of $4.3 million.

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

The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to common shareholders	$11,383	$27,766	$32,495	$60,233
Less: Earnings allocated to unvested participating securities	(6)	(12)	(17)	(29)
Net income available for common shareholders - basic	$11,377	$27,754	$32,478	$60,204
Impact of assumed conversions:
OP and LTIP Units	388	—	1,103	2,608
Net income available for common shareholders - dilutive	$11,765	$27,754	$33,581	$62,812

Denominator:
Weighted average common shares outstanding - basic	117,382	117,087	117,359	117,009
Effect of dilutive securities(1):
Restricted share awards	58	50	61	56
Assumed conversion of OP and LTIP Units	4,243	—	4,052	5,147
Weighted average common shares outstanding - diluted	121,683	117,137	121,472	122,212

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.10	$0.24	$0.28	$0.51
Earnings per common share - Diluted	$0.10	$0.24	$0.28	$0.51
(1) For the three and nine months ended September 30, 2022, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2022	2021	2022	2021
Numerator:
Net income attributable to unitholders	$11,838	$28,915	$33,843	$62,841
Less: net income attributable to participating securities	(6)	(12)	(17)	(29)
Net income available for unitholders	$11,832	$28,903	$33,826	$62,812

Denominator:
Weighted average units outstanding - basic	121,405	120,903	121,320	120,839
Effect of dilutive securities issued by Urban Edge	58	50	61	56
Unvested LTIP Units	220	1,034	276	1,317
Weighted average units outstanding - diluted	121,683	121,987	121,657	122,212

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.10	$0.24	$0.28	$0.52
Earnings per unit - Diluted	$0.10	$0.24	$0.28	$0.51

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic and related COVID-19 variants, including its potential impact on our retail tenants and their ability to make rent and other payments or honor their commitments under existing leases; (ii) the loss or bankruptcy of major tenants; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as rising inflation and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors, including the discontinuation of USD LIBOR, which is currently anticipated to occur in 2023; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of September 30, 2022, Urban Edge owned approximately 95.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of September 30, 2022, our portfolio consisted of 69 shopping centers, five malls and two industrial parks totaling approximately 17.2 million square feet.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 contains a description of our critical accounting estimates, including collectibility, valuing acquired assets and liabilities and impairments. For the nine months ended September 30, 2022, there were no material changes to these estimates.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. The current global climate has increased volatility in the market and has caused a surge in already increasing inflation. The Federal Reserve has taken measures to suppress inflation by way of benchmark rate hikes, resulting in an increase in interest rates. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. As of September 30, 2022, approximately 91% of our outstanding debt is fixed rate, with the remaining 9% indexed to LIBOR, SOFR or the Prime Rate, plus an applicable margin per loan agreement. We occasionally utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of September 30, 2022, we were counter-party to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for and are designated as hedging instruments. While we have not experienced any material negative impacts at this time, we are actively managing our business to respond to the ongoing economic and social impact from such events. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income	$11,465	$30,105	$33,008	$63,802
FFO applicable to diluted common shareholders(1)	35,938	45,302	106,345	112,463
NOI(1)	59,586	56,809	176,296	167,625
Same-property NOI(1)	52,750	51,026	155,840	150,849
(1) Refer to pages 33-34 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021
Net income for the three months ended September 30, 2022 was $11.5 million, compared to net income of $30.1 million for the three months ended September 30, 2021. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended September 30, 2022 as compared to the same period in 2021:

	Three Months Ended September 30,
(Amounts in thousands)	2022	2021	$ Change
Total revenue	$98,290	$106,839	$(8,549)
Depreciation and amortization	24,343	23,171	1,172
Real estate taxes	16,231	15,862	369
Property operating expenses	17,672	15,692	1,980
General and administrative expenses	9,852	10,134	(282)
Gain on sale of real estate	—	6,926	(6,926)
Interest and debt expense	15,266	14,638	628
Total revenue decreased by $8.5 million to $98.3 million in the third quarter of 2022 from $106.8 million in the third quarter of 2021. The decrease is primarily attributable to:
•$13.3 million decrease in non-cash revenues driven by accelerated amortization of below-market intangible liabilities in connection with the termination of our Kmart and Sears leases in the third quarter of 2021; and
•$0.8 million decrease in lease termination income and management and development fee income; offset by
•$4.5 million increase as a result of property acquisitions net of dispositions; and
•$1.1 million net increase in property rentals and tenant reimbursement income due to rent commencements, contractual rent increases and the impact of lease modifications executed in the third quarter of 2021.
Depreciation and amortization increased by $1.2 million to $24.3 million in the third quarter of 2022 from $23.2 million in the third quarter of 2021. The increase is primarily attributable to:
•$2.5 million increase as a result of property acquisitions net of dispositions; offset by
•$1.3 million decrease due to write-offs of fully depreciated assets and lease intangibles as a result of lease terminations and recurring depreciation.
Real estate taxes increased by $0.4 million to $16.2 million in the third quarter of 2022 from $15.9 million in the third quarter of 2021. The increase is primarily attributable to:
•$0.7 million increase as a result of property acquisitions net of dispositions; and
•$0.4 million increase due to higher property assessments, net of successful appeals; offset by
•$0.7 million increase in capitalized real estate taxes due to commencement of development, redevelopment and anchor repositioning projects.
Property operating expenses increased by $2.0 million to $17.7 million in the third quarter of 2022 from $15.7 million in the third quarter of 2021. The increase is primarily attributable to:
•$1.2 million higher common area maintenance expenses across the portfolio as a result of increased repairs and maintenance, cleaning, security, landscaping and utility usage at our properties in the third quarter of 2022; and
•$0.8 million increase as a result of property acquisitions net of dispositions.
General and administrative expenses decreased by $0.3 million to $9.9 million in the third quarter of 2022 from $10.1 million in the third quarter of 2021. This is primarily attributable to a decrease in stock compensation expense due to the vesting of equity awards in third quarter of 2021.
A gain on the sale of real estate of $6.9 million was recognized in the third quarter of 2021 in connection with the disposition of our property in Turnersville, NJ.
Interest and debt expense increased by $0.6 million to $15.3 million in the third quarter of 2022 from $14.6 million in the third quarter of 2021. The increase is primarily attributable to:
•$1.3 million increase in interest expense in connection with the mortgage loans obtained for the acquisition of Woodmore Towne Centre in December 2021 and The Shops at Riverwood in June 2022; and
•$1.2 million increase in interest expense due to higher rates on our variable rate loans and the refinancing of our mortgage loans at Plaza at Woodbridge and Plaza at Cherry Hill in the second quarter of 2022; offset by
•$1.9 million increase in capitalized interest expense due to commencement of development, redevelopment and anchor repositioning projects.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021
Net income for the nine months ended September 30, 2022 was $33.0 million, compared to net income of $63.8 million for the nine months ended September 30, 2021. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the nine months ended September 30, 2022 as compared to the same period in 2021:

	Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	$ Change
Total revenue	$296,345	$296,506	$(161)
Depreciation and amortization	73,561	68,534	5,027
Real estate taxes	47,662	47,826	(164)
Property operating expenses	56,473	51,874	4,599
General and administrative expenses	31,607	28,286	3,321
Gain on sale of real estate	353	18,648	(18,295)
Interest and debt expense	43,511	44,193	(682)
Income tax expense	2,262	905	1,357
Total revenue decreased by $0.2 million to $296.3 million in the nine months ended September 30, 2022 from $296.5 million in the nine months ended September 30, 2021. The decrease is primarily attributable to:
•$13.3 million decrease in non-cash revenues driven by accelerated amortization of below-market intangible liabilities in connection with the termination of our Kmart and Sears leases in the third quarter of 2021; and
•$1.4 million decrease in lease termination income and management and development fee income; offset by
•$12.0 million increase as a result of property acquisitions net of dispositions; and
•$2.5 million net increase in property rentals and tenant reimbursements income due to higher tenant sales, rent commencements and contractual rent increases, partially offset by lease terminations and lease modifications executed in 2021.
Depreciation and amortization increased by $5.0 million to $73.6 million in the nine months ended September 30, 2022 from $68.5 million in the nine months ended September 30, 2021. The increase is primarily attributable to:
•$8.0 million increase as a result of property acquisitions net of dispositions; offset by
•$3.0 million decrease due to write-offs of fully depreciated assets and lease intangibles as a result of lease terminations and recurring depreciation.
Real estate taxes decreased by $0.2 million to $47.7 million in the nine months ended September 30, 2022 from $47.8 million in the nine months ended September 30, 2021. The decrease is primarily attributable to:
•$2.2 million increase in capitalized real estate taxes due to an increase in active development, redevelopment and anchor repositioning projects; offset by
•$1.9 million increase as a result of property acquisitions net of dispositions; and
•$0.1 million increase due to higher property assessments, net of successful appeals.
Property operating expenses increased by $4.6 million to $56.5 million in the nine months ended September 30, 2022 from $51.9 million in the nine months ended September 30, 2021. The increase is primarily attributable to:
•$2.6 million higher common area maintenance expenses across the portfolio as a result of increased repairs and maintenance, utility usage, cleaning, and landscaping at our properties in 2022 and spend reductions in 2021; and
•$2.0 million increase as a result of property acquisitions net of dispositions.
General and administrative expenses increased by $3.3 million to $31.6 million in the nine months ended September 30, 2022 from $28.3 million in the nine months ended September 30, 2021. This is primarily attributable to an increase in salary, bonus, professional fees, transaction costs and other expenses.
A gain on the sale of real estate of $0.4 million was recognized in 2022 in connection with the release of escrow funds related to a property disposed of in a prior period. We recognized a gain on sale of real estate of $18.6 million in 2021 related to the sale of three properties and one property parcel.
Interest and debt expense decreased by $0.7 million to $43.5 million in the nine months ended September 30, 2022 from $44.2 million in the nine months ended September 30, 2021. The decrease is primarily attributable to:
•$5.2 million increase in capitalized interest expense due to an increase in active development, redevelopment and anchor repositioning projects; offset by
•$3.2 million increase in interest expense in connection with the mortgage loans obtained for the acquisitions of Woodmore Towne Centre in December 2021 and The Shops at Riverwood in June 2022; and

•$1.3 million increase in interest expense due to higher rates on our variable rate loans and the refinancing of our mortgage loans at Plaza at Cherry Hill and Plaza at Woodbridge in the second quarter of 2021.
Income tax expense increased by $1.4 million to $2.3 million in the nine months ended September 30, 2022 from $0.9 million in the nine months ended September 30, 2021. The increase is primarily attributed to the performance of our properties in Puerto Rico.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 69 and 68 properties for the three and nine months ended September 30, 2022 and 2021, respectively. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $1.7 million, or 3.4%, for the three months ended September 30, 2022, compared to the three months ended September 30, 2021 and increased by $5.0 million, or 3.3%, for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.
The following table reconciles net income to NOI and same-property NOI for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income	$11,465	$30,105	$33,008	$63,802
Other (income) expense	230	(75)	(300)	(524)
Depreciation and amortization	24,343	23,171	73,561	68,534
General and administrative expense	9,852	10,134	31,607	28,286
Gain on sale of real estate	—	(6,926)	(353)	(18,648)
Interest income	(294)	(77)	(713)	(303)
Interest and debt expense	15,266	14,638	43,511	44,193
Income tax expense	646	704	2,262	905
Real estate impairment loss	—	372	—	372
Non-cash revenue and expenses	(1,922)	(15,237)	(6,287)	(18,992)
NOI	59,586	56,809	176,296	167,625
Adjustments:
Non-same property NOI(1)	(8,466)	(6,273)	(23,677)	(18,143)
Sunrise Mall net operating loss	1,637	1,023	3,338	2,661
Tenant bankruptcy settlement income and lease termination income	(7)	(533)	(117)	(1,294)
Same-property NOI	$52,750	$51,026	$155,840	$150,849
NOI related to properties being redeveloped	4,964	5,829	13,930	16,083
Same-property NOI including properties in redevelopment	$57,714	$56,855	$169,770	$166,932
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired or disposed in the period.

Funds From Operations
FFO was $35.9 million for the three months ended September 30, 2022 compared to $45.3 million for the three months ended September 30, 2021. FFO was $106.3 million for the nine months ended September 30, 2022 compared to $112.5 million for the nine months ended September 30, 2021.
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
The following table reflects the reconciliation of net income to FFO for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021
Net income	$11,465	$30,105	$33,008	$63,802
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(455)	(1,149)	(1,348)	(2,608)
Consolidated subsidiaries	373	(1,190)	835	(961)
Net income attributable to common shareholders	11,383	27,766	32,495	60,233
Adjustments:
Rental property depreciation and amortization	24,100	22,941	72,855	67,898
Limited partnership interests in operating partnership(1)	455	1,149	1,348	2,608
Gain on sale of real estate	—	(6,926)	(353)	(18,648)
Real estate impairment loss	—	372	—	372
FFO applicable to diluted common shareholders	$35,938	$45,302	$106,345	$112,463
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares, which have been excluded for purposes of calculating earnings per diluted share for the periods presented because they are anti-dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.16 per common share and OP unit for the first three quarters of 2022, or an annual rate of $0.64. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales. Additionally, we have an $800 million revolving credit agreement with certain financial institutions, which has a maturity date of February 9, 2027 and includes two six-month extension options. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our revolving credit agreement.
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
At September 30, 2022, we had cash and cash equivalents, including restricted cash, of $152.4 million and no amounts drawn on our $800 million revolving credit agreement. These amounts are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $152.4 million at September 30, 2022, compared to $219.8 million at December 31, 2021 and $322.8 million at September 30, 2021, a decrease of $67.4 million and $170.4 million, respectively. Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	$ Change
Net cash provided by operating activities	$98,672	$93,137	$5,535
Net cash used in investing activities	(110,859)	(66,512)	(44,347)
Net cash used in financing activities	(55,258)	(123,086)	67,828
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $98.7 million for the nine months ended September 30, 2022 increased by $5.5 million from $93.1 million for the nine months ended September 30, 2021. The increase is driven by operating income generated from property acquisitions completed, tenant rent commencements, and collection of previously billed and deferred amounts from lease modifications.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $110.9 million for the nine months ended September 30, 2022 increased by $44.3 million compared to net cash used in investing activities of $66.5 million for the nine months ended September 30, 2021. The increase is primarily due to (i) $34.1 million decrease in cash provided by the sale of properties, and (ii) $28.5 million increase in cash used for real estate development and capital improvements, offset by (iii) $18.3 million decrease in cash used for the acquisition of real estate.

The Company has 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $260.9 million, of which $86.0 million has been incurred and $174.9 million remains to be funded as of September 30, 2022.
The following summarizes capital expenditures presented on a cash basis for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
(Amounts in thousands)	2022	2021
Capital expenditures:
Development and redevelopment costs	$57,515	$37,441
Capital improvements	15,636	6,781
Tenant improvements and allowances	1,839	2,215
Total capital expenditures	$74,990	$46,437

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $55.3 million for the nine months ended September 30, 2022 decreased by $67.8 million from cash used in financing activities of $123.1 million for the nine months ended September 30, 2021. The decrease is primarily due to (i) $52.0 million decrease in distributions to shareholders and unitholders of the Operating Partnership for declaration of a special dividend in the fourth quarter of 2020, paid in January 2021, and (ii) $23.7 million of proceeds from borrowings under mortgage loans, net of repayments, offset by (iii) $7.3 million of deferred financing fees paid in 2022 for the increase and extension of our line of credit under our revolving credit agreement and the refinancing of our loans at Plaza at Cherry Hill and Plaza at Woodbridge.
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
On August 9, 2022, we amended and restated our revolving credit agreement to, among other things, increase the available amount under the facility by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the credit facility may be used to finance pre-development costs, development costs, acquisitions, working capital, equity investments, debt investments, capital expenditures and repayment of indebtedness, to pay fees and expenses incurred in connection with the amended and restated revolving credit agreement and for other general corporate purposes. As of September 30, 2022, there were no amounts drawn on the facility.
On August 15, 2022, we entered into an equity distribution agreement with various financial institutions, pursuant to which we may offer and sell common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250 million (the “ATM Program”). The ATM Program replaces the Company’s previous at-the-market program established in June 2021. As of September 30, 2022 we have not issued any common shares under the ATM Program. Refer to Note 14, Equity and Noncontrolling Interest, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information related to this program.

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
We circulate communications pieces alerting users to new emerging risks and require all employees to complete periodic security awareness trainings. Additionally, we conduct internal phishing exercises to gauge the effectiveness of the trainings and record response rates for these tests to assess the need for additional training.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of September 30, 2022, our variable rate debt outstanding had rates indexed to LIBOR, SOFR and the Prime Rate.

	2022					2021
(Amounts in thousands)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate mortgages	$159,588		4.93%	$1,596		$161,084		1.85%
Fixed rate mortgages	1,544,486		4.10%	—	(2)	1,534,324		4.10%
	$1,704,074	(1)		$1,596		$1,695,408	(1)
(1) Excludes unamortized debt issuance costs of $8.3 million and $8.2 million as of September 30, 2022 and December 31, 2021, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $15.4 million based on outstanding balances as of September 30, 2022.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of September 30, 2022, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
On June 23, 2022, in connection with the refinancing of one of our variable rate loans, we entered into a one-year interest rate cap agreement for a purchase price of approximately $0.3 million. The cap agreement has an expiration date of July 1, 2023 and limits the maximum SOFR of the variable loan it is hedged with to 3%. This derivative instrument is assessed quarterly and as of September 30, 2022 meets the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2022, the estimated fair value of our consolidated debt was $1.5 billion.

Other Market Risks
As of September 30, 2022, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2022 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2022, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS
Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 16, 2022.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2022 - July 31, 2022	—		$—	—	$145,900,000
August 1, 2022 - August 31, 2022	957	(2)	15.81	—	$145,900,000
September 1, 2022 - September 30, 2022	—		—	—	$145,900,000
Total	957		$15.81	—
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

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
July 1, 2022 - July 31, 2022	—		$—	—	$—
August 1, 2022 - August 31, 2022	957	(1)	15.81	—	$—
September 1, 2022 - September 30, 2022	—		—	—	$—
Total	957		$15.81	—
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
10.1*
First Amended and Restated Revolving Credit Agreement, by and among Urban Edge Properties LP, as Borrower, the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of August 9, 2022

31.1*
Certification by the Chief Executive Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification by the Chief Financial Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*
Certification by the Chief Executive Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*
Certification by the Chief Financial Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
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

Date: November 3, 2022

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: November 3, 2022