Form 10-K
period 2022-12-31
Urban Edge Properties; Urban Edge Properties LP
filed 2023-02-14
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
        Urban Edge Properties    Yes ☒   NO ☐         Urban Edge Properties LP     Yes ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
        Urban Edge Properties ☒                 Urban Edge Properties LP ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
Urban Edge Properties    YES ☐   NO ☐         Urban Edge Properties LP     YES ☐   NO ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).
Urban Edge Properties    YES ☐   NO ☐         Urban Edge Properties LP     YES ☐   NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
        Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒

As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Shares held by non-affiliates of the Registrant was approximately $1.9 billion based upon the last reported sale price of $15.21 per share on the New York Stock Exchange on such date.

As of February 3, 2023, Urban Edge Properties had 117,485,171 common shares outstanding. There is no public trading market for the common units of Urban Edge Properties LP. As a result, the aggregate market value of the common units held by non-affiliates of Urban Edge Properties LP cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Urban Edge Properties’ definitive proxy statement for the 2023 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of December 31, 2022, UE owned an approximate 96.1% ownership interest in UELP. The remaining approximate 3.9% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
Shareholders’ equity, partners’ capital and noncontrolling interests (“NCI”) are the main areas of difference between the consolidated financial statements of UE and UELP. The limited partners of UELP are accounted for as partners’ capital in UELP’s financial statements and as noncontrolling interests in UE’s financial statements. The noncontrolling interests in UELP’s financial statements include the interests of unaffiliated partners in consolidated entities. The noncontrolling interests in UE’s financial statements include the same noncontrolling interests at UELP’s level and limited partners of UELP. The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at UE and UELP levels.
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

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2022

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the ongoing COVID-19 pandemic and related COVID-19 variants; (ii) the loss or bankruptcy of major tenants; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as rising inflation and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors, including the discontinuation of USD LIBOR, which is currently anticipated to occur in 2023; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2022. A reader should also review carefully our audited consolidated financial statements and the notes thereto included in this Report.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    BUSINESS
The Company
Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland REIT that manages, develops, redevelops, and acquires retail real estate, primarily in the Washington, D.C. to Boston corridor. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate and other assets. Our portfolio is currently comprised of 69 shopping centers, five malls and two industrial parks totaling approximately 17.2 million square feet (“sf”) with a consolidated occupancy rate of 90.3%.
For additional information on recent business developments, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

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
Maximize the value of existing properties through proactive management. We intend to maximize the value of each of our assets through comprehensive, proactive management encompassing: continuous asset evaluation for highest-and-best-use; targeted leasing to desirable tenants; and efficient and cost-conscious day-to-day operations that minimize operating expenses and enhance property quality. Repurposing retail real estate with high-quality retailers, with a focus on grocers, and incorporating other uses including industrial, residential, self-storage, and medical, are increasingly important to our business plan. Leasing and asset management add value through:
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

Develop and redevelop assets to their highest and best use. Our existing portfolio presents considerable opportunity to generate additional income at attractive returns by redeveloping underutilized existing space, developing new space through expanding our properties and developing pad sites, and incorporating non-retail uses such as industrial, multifamily, office, self-storage and other uses. As of December 31, 2022, we have $216 million of active development, redevelopment, and anchor repositioning projects, of which $159.7 million remains to be funded. These projects are expected to generate an approximate 12% unleveraged yield. We will continue to explore opportunities throughout our portfolio to achieve similar upgrades in tenancy, to densify sites where feasible and to repurpose certain retail space to non-retail uses.
Invest in target markets. We intend to selectively deploy capital through acquisitions in our target markets that meet our criteria for risk-adjusted returns and enhance the overall quality of our existing portfolio. At the same time, we plan to sell assets that no longer meet our return requirements and strategic objectives. Investment considerations for acquisitions include:
•Competition and Barriers-to-Entry: We seek assets in underserved, high barrier-to-entry markets in densely populated, affluent trade areas. We believe that properties located in such markets present a more attractive risk-return profile relative to other markets.
•Geography: We focus primarily on the Washington, D.C. to Boston corridor. We intend to invest in our existing core markets, and, over time, may expand into new markets that have similar characteristics.
•Environmental: We consider asset sustainability and characteristics that are consistent with our environmental, social and governance (“ESG”) plans and strategy for the future. Our due diligence process includes a full assessment of potential environmental risks associated with acquisitions.
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

Environmental, Social and Governance Achievements, Initiatives, and Objectives
We seek to drive financial performance while engaging in environmentally and socially responsible business practices grounded in sound corporate governance. We believe that disclosure of our ESG practices allows our stakeholders to see our company holistically and understand its trajectory beyond fundamentals and financial metrics. We have an ESG Steering Committee (the “Steering Committee”) comprised of executives, senior leadership and other personnel of the Company. The Steering Committee meets periodically and is focused on setting, implementing, tracking, measuring, and communicating our progress related to ESG initiatives. The Steering Committee has developed a comprehensive suite of environmental, social, and governance policies that inform and guide our ESG approach and drive our ESG goals forward. We have aligned our sustainability practices in accordance with the Global Reporting Initiative (“GRI”) standards and commensurate with the Sustainability Accounting Standards Board (“SASB”) and the Task Force on Climate-Related Financial Disclosures (“TCFD”) frameworks. On an annual basis, we publish an ESG Report and complete a Global Real Estate Sustainability Benchmarks (“GRESB”) submission to continue to measure our progress against peers. We routinely reassess our plans and policies to evaluate compliance with regional and national requirements as well as industry best practices.

Environmental
From an environmental perspective, we have implemented and plan to continue to implement policies and practices with the goal of supporting the continued reduction of energy (thereby reducing greenhouse gas emissions), water, and waste production across the portfolio. Initiatives we have taken include the installation of energy-efficient roofing, LED lighting retrofits, high efficiency HVAC systems, electric vehicle charging stations and waste recycling and management. Additionally, we continue to explore solar and alternative energy opportunities to further reduce our consumption and carbon footprint. We are committed to maintaining sustainable operations and believe that our long-term sustainability goals will provide positive financial and environmental outcomes for shareholders, tenants, employees and the communities in which we invest.

Social
Our community involvement includes donations to various charitable organizations, hospitals, and relief funds as well as food and clothing drives. Many of these organizations and drives directly benefit the people and neighborhoods in which our properties are located. During 2022, the Company joined the NCSY Relief Missions, a Northern New Jersey based youth organization, in an immersive community engagement effort to help those affected by recent hurricane damage in Puerto Rico, near our property The Outlets at Montehiedra. In addition, we continue to partner with organizations like Relief Access Program for the Bronx (“RAP4Bronx”), a non-profit organization responsible for delivering meals to those suffering from food insecurity in the Bronx. Our contributions towards RAP4Bronx include the donation of vacant space that serves as a warehouse and distribution hub for the organization, as well as monetary donations from the Company and our employees.
We believe that through our business, we are able to provide the communities in which we operate a welcoming and safe environment for our tenants and customers to connect and engage with one another. We are committed to providing a better shopping experience for our customers by spending capital to redevelop our centers, which also results in the creation of new jobs in construction and retail. Additionally, we are deliberate in our leasing approach by adding necessary retailers to neighborhoods lacking vital resources and those that appeal to the respective communities where the properties are located.

Governance
Our corporate governance standards and policies aim to promote ethical conduct, fair dealing, transparency and accountability. The Company is governed by a nine-member board comprised primarily of independent trustees. The Board of Trustees is focused on independence, diversity of thought, experience and ethical leadership, and is critical in the oversight of our risk-management processes. Additionally, we have three board committees made up of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, each of which addresses risks specific to their respective functional responsibilities and works closely with the Board of Trustees. Our Corporate Governance Guidelines are re-evaluated annually, taking into account changing circumstances to ensure that the best interests of the Company and our shareholders are met. We maintain additional policies including our Code of Ethics, Conflict of Interest Policy, and Whistleblower Policy, on which all employees are trained.
We are subject to federal, state and local regulations, including environmental regulations. Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs for remediation for environmental contamination at certain properties. As of the date of this Report on Form 10-K, we are not aware of any material costs of complying with government regulations, including environmental regulations, that would have a material adverse effect on our overall business, financial condition or results of operations. See “Risks Related to Environmental Liability and Regulatory Compliance” in Part 1, Item 1A "Risk Factors" for further information regarding our risks related to government regulations.

Human Capital
At December 31, 2022, we had 115 employees. We believe that our people are our most valuable asset. Our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. We provide professional training and development workshops and aim to provide a workplace environment where employees are informed, engaged, feel empowered, and can succeed. Additionally, the Company launched a mentorship program designed to provide members of the team an opportunity to expand their knowledge and experience through one-on-one mentorship with an employee from another department. The goal of this initiative is to promote a culture of learning while providing opportunities for professional and personal growth.
Our employees enjoy subsidized health and wellness benefits, professional training and development workshops, ergonomic office equipment, telecommuting opportunities and policies encouraging work/life balance. We have created an employee wellness program which spans the entire year and focuses on five pillars of health and wellness, both inside and outside of the office. The areas of focus for this program include financial, emotional, physical, social and community wellness. Each month there is a theme with associated activities and employee incentives including the ability to earn additional money for health savings accounts.
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
Diversity, equity and inclusion (“DE&I”) initiatives are an integral part of our culture. We believe that a diverse workforce and an inclusive culture promotes growth, both personally and professionally, and is an important aspect in our ability to attract and retain talented employees. All employees are required to complete trainings on DE&I which cover a range of topics including best practices and education on unconscious bias. We aim to create an equitable workplace for all, and our CEO has signed the CEO Diversity and Inclusion Action Pledge on behalf of our Company, joining thousands of other CEOs and peers across the country to cultivate a trusting environment where our employees feel comfortable and are empowered to have discussions about diversity and inclusion. As a part of this pledge, the Company has created a Days of Understanding initiative which provides different platforms such as a book club or a movie screening as a way to encourage our team to have open discussions on issues of diversity, equity and inclusion. This program is designed to allow employees to not only gain a better understanding of culture issues tied to race, gender, and sexual orientation, but also drive engagement, build camaraderie, and learn from different perspectives.
Our efforts, like those mentioned above, are some of the many reasons Urban Edge Properties was named one of the best places to work in New Jersey by NJBIZ Magazine in 2022. The annual program identifies and recognizes the best employers in the state of New Jersey.
Through our wellness and DE&I programs, health and safety protocols and town hall meetings with all employees, among other initiatives, we continually strive to provide a workplace environment where employees are informed, engaged, feel empowered and can succeed.
Further information on our corporate responsibility practices can be found on our website in the ESG section. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
Our headquarters are located at 888 Seventh Avenue, New York, NY 10019.

Significant Tenants
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2022, 2021 and 2020. The Home Depot, Inc. is our largest tenant and accounted for approximately $21.4 million, or 5.4%, of our total revenue for the year ended December 31, 2022.

REIT Qualification
The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. So long as the Company qualifies as a REIT under the Code, the Company will not be subject to U.S. federal income tax on net taxable income that it distributes annually to its shareholders. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. The Company is subject to certain foreign and state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense in the consolidated statements of income and comprehensive income. In addition, the Company’s taxable REIT subsidiary (“TRS”) is subject to income tax at regular corporate rates.

Supplemental U.S. Federal Income Tax Considerations
The following discussion supplements and updates the disclosures under “Certain United States Federal Income Tax Considerations” in the prospectus dated August 15, 2022, contained in our Registration Statement on Form S-3 (File No. 333-266885) filed with the SEC on August 15, 2022. Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in such disclosures (as supplemented).
On December 29, 2022, the Internal Revenue Service promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. shareholders. The new Treasury Regulations provide that:
i.The withholding rules applicable to ordinary REIT dividends paid to a non-U.S. shareholder (generally, a 30% rate of withholding on gross amounts unless otherwise reduced by treaty or effectively connected with such non-U.S. shareholder’s trade or business within the United States and proper certifications are provided) will apply to (a) that portion of any distribution paid by us that is not designated as a capital gain dividend, a return of basis or a distribution in excess of the non-U.S. shareholder’s adjusted basis in its stock that is treated as gain from the disposition of such stock and (b) any portion of a capital gain dividend paid by us that is not treated as gain attributable to the sale or exchange of a U.S. real property interest by reason of the recipient not owning more than 10% of a class of our stock that is regularly traded on an established securities market during the one-year period ending on the date of the capital gain dividend.
ii.The withholding rules under FIRPTA will apply to a distribution paid by us in excess of a non-U.S. shareholder’s adjusted basis in our stock, unless the interest in our stock is not a U.S. real property interest (for example, because we are a domestically controlled qualified investment entity) or the distribution is paid to a “withholding qualified holder.” A “withholding qualified holder” means a qualified holder (as defined below) and a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships.
iii.The withholding rules under FIRPTA will apply to any portion of a capital gain dividend paid to a non-U.S. shareholder that is attributable to the sale or exchange of a U.S. real property interest, unless it is paid to a withholding qualified holder.
In the case of FIRPTA withholding under clause (ii) above, the applicable withholding rate is currently 15%, and in the case of FIRPTA withholding under clause (iii) above the withholding rate is currently 21%. For purposes of FIRPTA withholding under clause (iii), whether a capital gain dividend is attributable to the sale or exchange of a U.S. real property interest is determined taking into account the general exception from FIRPTA distribution treatment for distributions paid to certain non-U.S. shareholders under which any distribution by us to a non-U.S. shareholder with respect to any class of stock which is regularly traded on an established securities market located in the United States is not treated as gain recognized from the sale or exchange of a U.S. real property interest if such non-U.S. shareholder did not own more than 10% of such class of stock at any time during the 1-year period ending on the date of such distribution. To the extent inconsistent, these Treasury Regulations supersede the discussion on withholding contained in the above-referenced disclosures (as supplemented) under the heading “Certain United States Federal Income Tax Considerations—Taxation of Non-U.S. Shareholders.” However, if, notwithstanding these Treasury Regulations, we encounter difficulties in properly characterizing a distribution for purposes of the withholding rules, we may decide to withhold on such distribution at the highest possible U.S. federal withholding rate that we determine could apply.

The new Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the last two sentences of the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Non-U.S. Shareholders—Qualified Foreign Pension Funds” are hereby deleted and replaced with the following:
Under Treasury Regulations, subject to the discussion below regarding “qualified holders,” a “qualified controlled entity” also is not generally treated as a foreign person for purposes of FIRPTA. A qualified controlled entity generally includes a trust or corporation organized under the laws of a foreign country all of the interests of which are held by one or more qualified foreign pension funds either directly or indirectly through one or more qualified controlled entities.
Additionally, the following two paragraphs are added after the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Shareholders and Potential Tax Considerations Relating to Their Investment in Common Shares or Preferred Shares—Taxation of Non-U.S. Shareholders—Qualified Foreign Pension Funds”:
Treasury Regulations further require that a qualified foreign pension fund or qualified controlled entity will not be exempt from FIRPTA with respect to dispositions of U.S. real property interests or REIT distributions attributable to the same unless the qualified foreign pension fund or qualified controlled entity is a “qualified holder.” To be a qualified holder, a qualified foreign pension fund or qualified controlled entity must satisfy one of two alternative tests at the time of the disposition of the U.S. real property interest or the REIT distribution. Under the first test, a qualified foreign pension fund or qualified controlled entity is a qualified holder if it owned no U.S. real property interests as of the earliest date during an uninterrupted period ending on the date of the disposition or distribution during which it qualified as a qualified foreign pension fund or qualified controlled entity. Alternatively, if a qualified foreign pension fund or qualified controlled entity held U.S. real property interests as of the earliest date during the period described in the preceding sentence, it can be a qualified holder only if it satisfies certain testing period requirements.
Treasury Regulations also provide that a foreign partnership all of the interests of which are held by qualified holders, including through one or more partnerships, may certify its status as such and will not be treated as a foreign person for purposes of withholding under Code Section 1445 (and Code Section 1446, as applicable).

Available Information
Copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, including exhibits, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge through our website (www.uedge.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Our website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K. Copies of our charters, code, guidelines, and filings under the Exchange Act are also available free of charge from us, upon request.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS
Inflation and related volatility in the economy could negatively impact our results of operations and our tenants.
Inflation in the United States accelerated in 2022 and may continue at an elevated level in the near-term. This increase, and any related impacts, including increased prices for consumer goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our results of operations, and could also negatively impact our tenants’ businesses. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. As a result, we believe that the structure of our leases reduces our exposure to increases in costs and operating expenses resulting from inflation. However, there can be no assurance that our tenants will be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. While our leases generally provide for fixed annual rent increases, high levels of inflation will likely outpace our contractual rent increases. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to shareholders could be adversely affected over time. The duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.
Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. Certain mitigating factors and contingencies are built into our contracts; however, no assurance can be given that our efforts at mitigation will be successful. Higher construction costs could adversely impact our investments in real estate assets and expected yields on our redevelopment projects.

Actual or perceived threats associated with epidemics, pandemics or other public health crises, have had and could have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.
Epidemics, pandemics or other public health crises, that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.
The actual and potential restrictions intended to prevent and mitigate such events have had, and could have in the future, additional adverse effects on our business, including with regards to:
•the ability and willingness of our tenants to renew their leases upon expiration, our ability to re-lease the properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations we may incur in connection with the replacement of an existing tenant;
•anticipated returns from development and redevelopment projects, which may experience delays due to supply-chain disruptions;
•the broader impact of epidemics, pandemics, or other public health crises and their effect on consumer behavior;

•our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due or our ability to borrow funds under our credit facility as a result of covenants relating to our financial results; and
•the potential reduction in our operating effectiveness if key personnel become unavailable due to illness or other personal circumstances.
To the extent any of these risks and uncertainties adversely impact us in the ways described above or otherwise, they may also have the effect of heightening many of the other risks described in this section.

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
If our tenants decide not to renew their leases upon their expiration, or if we exercise our right to replace an existing tenant, we may not be able to relet the space on terms comparable to prior leases or at all. Spaces that accounted for approximately 14.9% of physical occupancy were vacant as of December 31, 2022, excluding leases signed but not commenced. In addition, leases accounting for approximately 28% of our annualized base rent for the fiscal year ended December 31, 2022 are scheduled to expire within the next three years. Even if tenants do renew or we can relet the space, the terms of the renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and other distributions to security holders could be adversely affected.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time to time, certain of our tenants have become insolvent or declared bankruptcy and other tenants may declare bankruptcy or become insolvent in the future. Tenants who file for bankruptcy protection have the legal right to reject any or all of their leases and close related stores. In the event that a tenant with a significant number of leases in our properties files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues, and we may not be able to collect all pre-petition amounts owed by that party, which may adversely affect our cash flow, financial condition and results of operations. The bankruptcy or insolvency of a major tenant at one of our properties could also negatively impact our ability to lease other existing or future vacancies at any such property. In addition, our leases generally do not contain restrictions designed to ensure the ongoing creditworthiness of our tenants. The bankruptcy or insolvency of a major tenant could result in a lower level of net income, which may adversely affect our cash flow, financial condition and results of operations and decrease funds available to pay our indebtedness or make distributions to shareholders.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Part II, Item 7 in this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

A significant number of our properties are located in the New York metropolitan area and are affected by the economic cycles there.
Because a significant number of our properties are located in the New York metropolitan area, we are particularly susceptible to adverse economic and other developments in that area. Notably, as of December 31, 2022, one of our New York metropolitan area properties, The Outlets at Bergen Town Center, in Paramus, NJ, generated in excess of 10% of our annualized base rent. Collectively, our New York metropolitan area properties in the aggregate generated approximately 73% of our annualized base rent as of December 31, 2022. Real estate markets are subject to economic downturns, and we cannot predict the economic conditions in the New York metropolitan area in either the short-term or long-term. Poor economic or market conditions in the New York metropolitan area may adversely affect our cash flow, financial condition and results of operations.

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
We may develop or redevelop properties when we believe that doing so is consistent with our business strategy. As of December 31, 2022, we had 25 active redevelopment projects in which we have invested a total of approximately $56.3 million, and based on our current plans and estimates, we anticipate it will cost an additional $159.7 million to complete. We anticipate engaging in additional development and redevelopment activities in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development and redevelopment activities include:
•expenditure of capital and time on projects that may never be completed;
•failure or inability to obtain financing on favorable terms or at all;
•inability to secure necessary zoning or regulatory approvals;

•higher than estimated construction or operating costs, including labor and material costs;
•increased costs related to inflation, including higher costs of construction and financing;
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
Real estate is relatively difficult to dispose of quickly. Consequently, we may have limited ability to promptly change our portfolio in response to changes in economic or other conditions. Moreover, our ability to dispose of, or finance real estate may be materially and adversely affected during periods of uncertainty or unfavorable conditions in the credit markets as we or potential buyers of our real estate may experience difficulty in obtaining financing. To dispose of low basis deferral or tax-

protected properties efficiently we from time to time use like-kind exchanges, which are intended to qualify for non-recognition of taxable gain, but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants). These challenges related to dispositions may limit our flexibility.

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
A number of the properties in our portfolio are either completely or partially on land that is owned by third parties and leased to us pursuant to ground or building leases. Accordingly, we only own a long-term leasehold or similar interest in those properties. If we are found to be in breach of a ground or building lease and that breach cannot be cured, we could lose our interest in the improvements and the right to operate the property. In addition, unless we can purchase a fee interest in the underlying land or building or extend the terms of these leases before or at their expiration, as to which no assurance can be given, we will lose our interest in the improvements and the right to operate these properties. However, in certain cases, our ability to exercise such options is subject to the condition that we are not in default under the terms of the ground or building lease at the time that we exercise such options, and we can provide no assurance that we will be able to exercise our options at such time. If we were to lose the right to operate a property due to a breach or non-renewal of the ground or building lease, we would be unable to derive income from such property, which could materially and adversely affect us.

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

RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS
Risks related to our outstanding debt.
We have historically used moderate levels of leverage and expect to continue to incur indebtedness to support our activities. As of December 31, 2022, our outstanding indebtedness was $1.7 billion, of which $159.2 million was variable rate indebtedness. If we are unable to obtain debt financing or refinance existing debt upon maturity on terms favorable to us, or at all, our financial condition and results of operations would likely be adversely affected. We have approximately $329 million of debt, with a weighted average interest rate of 3.7%, maturing within the next 12 months related to mortgage loans encumbering three of our properties. We are actively exploring our options to refinance them, however, there is no guarantee that we will be able to do so prior to their maturities or at rates that are favorable to us.
As of December 31, 2022, approximately 9% of our current outstanding debt bore interest at variable rates based on the London Interbank Offered Rate (“LIBOR”), Secured Overnight Financing Rate (“SOFR”) or the Prime Rate, plus an applicable margin per the loan agreement. We are exposed to risks related to a potential rising interest rate environment for our current or any future variable interest rate debt. Interest expense on our variable rate debt at December 31, 2022 would increase by approximately $1.6 million annually for every 100-basis-point increase in interest rates. While we may enter into interest rate hedging transactions with counterparties, there can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under such agreements.
In 2017, U.K. regulators announced that they intend to stop compelling banks to submit rates for the calculation of LIBOR after 2021. As a result, U.S. regulators identified SOFR as their preferred alternative to USD LIBOR in derivatives and other financial contracts. Additionally, while U.S. official guidance states that there should be no new LIBOR trading after December 31, 2021, we expect that USD LIBOR will continue to be published until June 30, 2023. We are not currently able to predict when LIBOR will cease to be available in the United States. When LIBOR is discontinued, the interest rates of our LIBOR-

indexed debt following such event will be based on either alternate reference rates, such as SOFR, or agreed upon replacement rates. While such an event would not affect our ability to borrow or maintain already outstanding borrowings, it could result in higher interest rates or additional hedging costs.
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
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to reduce insurance coverage. Our existing revolving credit facility contains, and any debt that we may obtain in the future may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants (i) that limit our ability to incur debt based upon (1) our ratio of total debt to total assets, (2) our ratio of secured debt to total assets, (3) our ratio of earnings before interest, tax, depreciation and amortization (“EBITDA”) to interest expense and (4) our ratio of EBITDA to fixed charges, and (ii) that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. Failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources or to give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms.

Defaults on secured indebtedness may result in foreclosure.
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate the related debt obligations and foreclose and/or take control of the properties that secure their loans. As of December 31, 2022, we had $1.7 billion of secured debt outstanding and 34 of our properties were encumbered by secured debt. As of December 31, 2022, we were in compliance with all debt covenants. Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.

We may not be able to obtain capital to make investments.
We depend primarily on external financing to fund the growth of our business because one of the requirements of the Code for a REIT is that it distributes at least 90% of its taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on the willingness of third parties to lend to or to make equity investments and on conditions in the capital markets generally. There can be no assurance that new financing or other capital will be available or available on acceptable terms. The failure to obtain financing or other capital could materially and adversely affect our business, results of operations and financial condition. For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Part II, Item 7 in this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

RISKS RELATED TO BUSINESS CONTINUITY
Risks related to our malls in Puerto Rico.
Our two malls in Puerto Rico make up approximately 7% of our net operating income (“NOI”) for the year ended December 31, 2022. Puerto Rico faces significant fiscal and economic challenges, including those resulting from natural disasters such as hurricanes and earthquakes, the recent COVID-19 pandemic, and its government filing for bankruptcy protection in 2017. These factors have led to an emigration trend of Puerto Rico residents to the United States and elsewhere over the last several years. The combination of these circumstances could result in less disposable income for the purchase of goods sold in our malls and the inability of merchants to pay rent and other charges. Any of these events could negatively impact our ability to lease space on terms and conditions we seek and could have a material adverse effect on our business and results of operations. As of December 31, 2022, we have individual, non-recourse mortgages on each of our Puerto Rico properties. We also have a limited corporate guarantee related to our mortgage on the Outlets at Montehiedra of $12.5 million that is reduced commensurate with the loan amortization schedule. As of December 31, 2022, our remaining exposure under the guarantee is $8.0 million, which will reduce to zero in approximately 3.8 years.

Natural disasters could have a concentrated impact on us.
We own properties near the Atlantic Coast and in Puerto Rico which are subject to natural disasters such as hurricanes, floods and storm surges. We also have two properties in California that could be impacted by earthquakes. As a result, we could become subject to business interruption, significant losses and repair costs, such as those we experienced from Hurricane Maria, which damaged and caused the temporary closure of our two properties in Puerto Rico. We maintain comprehensive, all-risk property and rental value insurance coverage on our properties, however losses resulting from a natural disaster may be subject to a deductible or not fully covered and such losses could adversely affect our cash flow, financial condition and results of operations.

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
We continue to monitor the state of the insurance market and the scope and costs of available coverage. We cannot anticipate what coverage will be available on commercially reasonable terms in the future and expect premiums across most coverage lines to increase in light of recent events. The incurrence of uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Part II, Item 7. in this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in Part II, Item 8. in this Annual Report on Form 10-K.

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
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our information technology (“IT”) infrastructure, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We have placed reliance on third-party managed services to perform a number of IT-related functions and we may experience system difficulties related to our platform and integrating the services provided by third parties. If we experience a system failure or accident that causes interruptions in our operations, we could experience material and adverse disruptions to our business. We may also incur additional costs to remedy damages caused by such disruptions.

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
If not addressed, environmental conditions could impair our ability to sell or re-lease the affected properties in the future, or result in lower sales prices or rent payments, which could adversely impact our cash flow, financial condition and results of operations.

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
Although we believe that we will remain organized and will continue to operate so as to qualify as a REIT for federal income tax purposes, we may fail to remain so qualified. Qualifications are governed by highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations and that depend on various facts and circumstances that are not entirely within our control. In addition, legislation, new regulations, administrative interpretations or court decisions may significantly change the relevant tax laws and/or the federal income tax consequences of qualifying as a REIT. If, with respect to any taxable year, we fail to maintain our qualification as a REIT and do not qualify for relief under statutory relief provisions, we could not deduct distributions to shareholders in computing our taxable income and would have to pay federal income tax on our taxable income at regular corporate rates. If we had to pay federal income tax, the amount of money available to distribute to shareholders and pay our indebtedness would be reduced for the year or years involved, and we would no longer be required to make distributions to shareholders. In addition, we would also be disqualified as a REIT for the four taxable years following the year during which qualification was lost unless we were entitled to relief under the relevant statutory provisions.

REIT distribution requirements could adversely affect our liquidity and our ability to execute our business plan.
To qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our shareholders each year. U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT, but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute 100% of our REIT taxable income to our shareholders.
From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the effect of limitations on interest and net operating loss deductibility, the creation of reserves, or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions, capital expenditures or repayment of debt, or make taxable distributions of our shares or debt securities to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Further, amounts distributed will not be available to fund investment activities. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our shares. Any restrictions on our ability to incur additional indebtedness or make certain distributions could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of shares outstanding without commensurate increases in funds from operations would adversely affect our ability to maintain distributions to our shareholders. Consequently, there can be no assurance that we will be able to make distributions at the anticipated distribution rate or any other rate.

Risks related to Section 1031 Exchanges.
From time to time we may dispose of properties in transactions that are intended to qualify as “like kind exchanges” under Section 1031 of the Code (“Section 1031 Exchanges”). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders. We could also be subject to significant indemnity obligations if the applicable property was subject to a tax protection agreement. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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
Certain provisions of Maryland law, may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change in control under circumstances that otherwise could provide the holders of our shares, including:
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
As permitted by Maryland law, our Bylaws provide that we will not be subject to the control share provisions of Maryland law. However, we cannot assure you that the Board of Trustees will not revise our Bylaws in order to be subject to such control share provisions in the future. With respect to the business combination provisions of the Maryland General Corporation Law (“MGCL”), our Board of Trustees adopted a resolution providing that we may not elect to be subject to such provisions and that this prohibition may not be repealed without prior shareholder approval. Our Bylaws include a provision that formalizes this resolution. As a result, any person may be able to enter into business combinations with us, which may not be in the best interest of shareholders, within five years of becoming an interested shareholder and without compliance by us with the super-majority vote requirements and other provisions of the MGCL.
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
We may also choose to adopt other takeover defenses in the future. Any such actions could deter a transactions that may otherwise be in the interest of our shareholders.

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
•changes in the interest rate environment and/or the impact of rising inflation;
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

Inflation and related volatility in the economy could negatively impact the value of our publicly-traded equity securities.
Volatility in the financial markets like we are currently experiencing could affect our ability to access the capital markets at a time when we desire, or impact the cost at which we are able to do so, which could slow or deter our future growth. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs, which will adversely affect our cash flows. Our exposure to increases in interest rates in the short term includes our variable-rate borrowings and our floating rate mortgages. See “Risks Related to Our Liquidity and Indebtedness – Risks related to our outstanding debt”. Increases in interest rates could increase our financing costs over time, either through near-term borrowings on our existing variable-rate borrowings or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. There is no guarantee we will be able to mitigate the impact of rising inflation.
One of the factors that may influence the prices of our publicly-traded equity securities is the interest rate on our debt and the dividend yield on our common shares relative to market interest rates. As market interest rates rise, unless we eliminate our exposure to such increases, our borrowing costs may rise and result in less funds being available for distribution. Therefore, we may not be able to, or we may choose not to, provide a higher distribution rate on our common shares. In addition, fluctuations in interest rates could adversely affect the market value of our properties. These factors could result in a decline in the market prices of our publicly-traded equity securities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
There are no unresolved comments from the staff of the SEC as of the date of this Annual Report on Form 10-K.

ITEM 2. PROPERTIES
As of December 31, 2022, our portfolio was comprised of 69 shopping centers, five malls and two industrial parks totaling approximately 17.2 million sf. We own our four malls, two industrial parks and 54 shopping centers 100% in fee simple. We own a 95% interest in Walnut Creek (Mt. Diablo), an 82.5% interest in Sunrise Mall in Massapequa, NY and lease 14 of our shopping centers under ground and/or building leases. As of December 31, 2022, we had $1.7 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2022.

Property	Total Square Feet (1)	Percent Leased(1)	Weighted Average Annual Rent per sq ft (2)	Major Tenants

RETAIL PORTFOLIO:
California:
Walnut Creek (Olympic)	31,000	100.0%	$80.50	Anthropologie
Walnut Creek (Mt. Diablo)(4)	7,000	43.8%	72.00	Sweetgreen

Connecticut:
Newington	189,000	90.0%	9.55	Walmart, Staples

Maryland:
Towson (Goucher Commons)	155,000	90.0%	23.82	Sprouts, HomeGoods, Five Below, Ulta, Kirkland's, DSW, Golf Galaxy (lease not commenced)
Rockville	94,000	98.0%	27.07	Regal Entertainment Group
Wheaton (leased through 2060)(3)	66,000	100.0%	18.35	Best Buy
Woodmore Towne Centre(6)	712,000	97.0%	17.72	Costco, Wegmans, At Home, Best Buy, LA Fitness, Nordstrom Rack

Massachusetts:
Cambridge (leased through 2033)(3)	48,000	100.0%	28.06	PetSmart, Central Rock Gym (lease not commenced)
Hyde Park (The Shops at Riverwood)(6)	76,000	100.0%	24.42	Price Rite, Planet Fitness, Goodwill
Revere (Wonderland Marketplace)	140,000	100.0%	13.45	Big Lots, Planet Fitness, Marshalls, Get Air

Missouri:
Manchester	131,000	100.0%	11.82	Pan-Asia Market, Academy Sports, Bob's Discount Furniture

New Hampshire:
Salem (leased through 2102)(3)	39,000	100.0%	10.20	Fun City

New Jersey:
Bergen Town Center - East, Paramus	253,000	93.8%	22.39	Lowe's, REI, Best Buy
Bergen Town Center - West, Paramus	1,051,000	91.0%	31.26	Target, Whole Foods Market, Burlington, Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, H&M, Bloomingdale's Outlet, Nike Factory Store, Old Navy, Kohl's

Brick	273,000	98.7%	20.62	ShopRite, Kohl's, Marshalls, Old Navy
Carlstadt (leased through 2050)(3)	78,000	98.3%	24.04	Stop & Shop
Cherry Hill (Plaza at Cherry Hill)	422,000	82.1%	15.32	Aldi, LA Fitness, Raymour & Flanigan, Total Wine, Guitar Center, Sam Ash Music
East Brunswick	427,000	100.0%	14.89	Lowe's, Kohl's, Dick's Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness
East Hanover (200 - 240 Route 10 West)	343,000	99.3%	21.60	The Home Depot, Dick's Sporting Goods, Saks Off 5th, Marshalls
East Rutherford	197,000	98.2%	12.94	Lowe's
Garfield	298,000	100.0%	16.01	Walmart, Burlington, Marshalls, PetSmart, Ulta
Hackensack	275,000	99.4%	24.32	The Home Depot, Staples, Petco, 99 Ranch
Hazlet	95,000	100.0%	3.96	Stop & Shop(5)
Jersey City (Hudson Mall)	382,000	84.9%	18.17	Marshalls, Big Lots, Retro Fitness, Staples, Old Navy
Jersey City (Hudson Commons)	236,000	100.0%	13.99	Lowe's, P.C. Richard & Son
Kearny	120,000	100.0%	23.96	LA Fitness, Marshalls, Ulta
Lodi (Washington Street)	43,000	100.0%	20.20	Dollar Tree
Manalapan	208,000	87.7%	20.80	Best Buy, Raymour & Flanigan, PetSmart, Avalon Flooring
Marlton	214,000	100.0%	16.58	ShopRite, Kohl's, PetSmart
Middletown (Town Brook Commons)	231,000	97.0%	13.39	Stop & Shop, Kohl's
Millburn	104,000	89.5%	28.96	Trader Joe's, CVS, PetSmart
Montclair	18,000	100.0%	32.00	Whole Foods Market
Morris Plains (Briarcliff Commons)(6)	176,000	94.7%	23.72	Uncle Giuseppe's, Kohl's
North Bergen (Kennedy Commons)	62,000	100.0%	14.65	Food Bazaar
North Bergen (Tonnelle Commons)	410,000	100.0%	21.95	BJ's Wholesale Club, Walmart, PetSmart
North Plainfield (West End Commons)	241,000	100.0%	11.91	Costco, The Tile Shop, La-Z-Boy, Petco, DaVita Dialysis
Paramus (leased through 2033)(3)	63,000	100.0%	49.97	24 Hour Fitness
Rockaway	189,000	96.8%	15.16	ShopRite, T.J. Maxx
South Plainfield (Stelton Commons) (leased through 2039)(3)	56,000	100.0%	22.34	Staples, Party City
Totowa	271,000	83.4%	18.04	The Home Depot, Bed Bath & Beyond, buybuy Baby, Staples
Union (2445 Springfield Ave)	232,000	100.0%	17.85	The Home Depot
Union (West Branch Commons)	278,000	98.7%	16.12	Lowe's, Burlington
Watchung (Greenbrook Commons)	170,000	100.0%	18.83	BJ's Wholesale Club, Aldi (lease not commenced)
Woodbridge (Woodbridge Commons)	225,000	100.0%	13.51	Walmart, Charisma Furniture
Woodbridge (Plaza at Woodbridge)	332,000	91.6%	19.04	Best Buy, Raymour & Flanigan, Lincoln Tech, Retro Fitness, Bed Bath & Beyond and buybuy Baby

New York:
Bronx (Gun Hill Commons)	81,000	100.0%	37.62	Aldi, Planet Fitness
Bronx (Bruckner Commons)(6)	396,000	74.6%	33.92	ShopRite, Burlington, Target (lease not commenced)
Bronx (Shops at Bruckner)	115,000	100.0%	38.36	Marshalls, Old Navy, Five Below, Aldi (lease not commenced)
Brooklyn (Kingswood Center)	129,000	90.6%	30.92	T.J. Maxx, Visiting Nurse Service of NY
Brooklyn (Kingswood Crossing)	107,000	69.5%	41.86	Target, Marshalls, Maimonides Medical
Buffalo (Amherst Commons)	311,000	98.1%	11.06	BJ's Wholesale Club, T.J. Maxx, Burlington, HomeGoods, LA Fitness
Dewitt (Marshall Plaza) (leased through 2041)(3)	46,000	100.0%	24.62	Best Buy
Freeport (Meadowbrook Commons) (leased through 2040)(3)	44,000	100.0%	22.31	Bob's Discount Furniture
Freeport (Freeport Commons)	173,000	100.0%	26.32	The Home Depot, Staples
Huntington	207,000	81.3%	21.04	ShopRite, Marshalls, Old Navy, Petco
Inwood (Burnside Commons)	100,000	90.7%	17.39	Bingo Wholesale (lease not commenced)
Mt. Kisco	189,000	100.0%	17.59	Target, Stop & Shop
New Hyde Park (leased through 2029)(3)	101,000	100.0%	21.93	Stop & Shop

Queens (Cross Bay Commons)	45,000	87.1%	42.17	Northwell Health
Rochester (Henrietta) (leased through 2056)(3)	165,000	97.9%	4.62	Kohl's
Staten Island (Forest Commons)	165,000	96.6%	24.84	Western Beef, Planet Fitness, Mavis Discount Tire, NYC Public School
Yonkers Gateway Center	448,000	94.1%	16.02	Burlington, Marshalls, Homesense, Best Buy, DSW, PetSmart, Alamo Drafthouse Cinema
Pennsylvania:
Bensalem (Marten Commons)	185,000	96.6%	14.83	Kohl's, Ross Dress for Less, Staples, Petco
Broomall(6)	168,000	75.8%	16.40	Amazon Fresh, Planet Fitness, PetSmart, Nemours Children's Hospital
Glenolden (MacDade Commons)	102,000	100.0%	12.93	Walmart
Lancaster (Lincoln Plaza)	228,000	100.0%	5.27	Lowe's, Community Aid, Mattress Firm
Springfield (leased through 2025)(3)	41,000	100.0%	25.29	PetSmart
Wilkes-Barre	184,000	92.5%	13.12	Bob's Discount Furniture, Ross Dress for Less, Marshalls, Petco, Wren Kitchens
Wyomissing (leased through 2065)(3)	76,000	100.0%	14.70	LA Fitness, PetSmart

South Carolina:
Charleston (leased through 2063)(3)	45,000	100.0%	15.56	Best Buy

Virginia:
Norfolk (leased through 2069)(3)	114,000	100.0%	7.79	BJ's Wholesale Club

Puerto Rico:
Las Catalinas	355,000	86.2%	29.75	Sector Sixty6 (lease not commenced), Forever 21, Old Navy
Montehiedra(6)	514,000	94.7%	20.02	The Home Depot, Marshalls, Caribbean Cinemas, Tiendas Capri, Old Navy, Ralph's Food Warehouse (lease not commenced), T.J. Maxx (lease not commenced)
Total Retail Portfolio	14,495,000	94.3%	$19.89

INDUSTRIAL:
East Hanover Warehouses(8)	1,218,000	100.0%	8.46	J & J Tri-State Delivery, Foremost Groups, PCS Wireless, Fidelity Paper & Supply, Decker Tape, Givaudan Flavors, Reliable Tire, Nutra-Med, Bestway Trucking (lease not commenced)
Lodi (Route 17 North)	127,000	100.0%	12.97	AAA Wholesale Group
Total Industrial	1,345,000	100.0%	$8.89

Massapequa, NY (Sunrise Mall) (portion leased through 2069)(4)(6)(7)	1,228,000	33.4%	8.37	Macy's, Dick's Sporting Goods, Dave & Buster's, Raymour & Flanigan, Home Goods
Total Urban Edge Properties	17,068,000	90.3%	$18.62
(1) Percent leased is expressed as the percentage of gross leasable area subject to a lease, excluding temporary tenants. The Company also excludes 132,000 sf of self-storage from the report above.
(2) Weighted average annual rent per square foot including ground leases and executed leases for which rent has not commenced is calculated by annualizing tenants’ current base rent (excluding any free rent periods), and excluding tenant reimbursements, concessions and storage rent. Excluding the ground leases where the Company is the lessor, the weighted average annual rent per square foot for our retail portfolio is $21.85 per square foot.
(3) The Company is a lessee under a ground or building lease. The total square feet disclosed for the building will revert to the lessor upon lease expiration.
(4) We own 95% of Walnut Creek (Mt. Diablo) and 82.5% of Sunrise Mall with the remaining portions in each case owned by joint venture partners.
(5) The tenant never commenced operations at this location but continues to pay rent.
(6) Not included in the same-property pool for the purposes of calculating same-property NOI for the quarter ended December 31, 2022 and 2021.
(7) Includes the acquisition of 40 Carmans Road.
(8) Includes 151 Ridgedale Avenue and 601 Murray Road which were acquired in August 2021. These properties are included in our non-same property pool for the year ended December 31, 2022.

As of December 31, 2022, we had approximately 900 leases. Tenant leases under 10,000 square feet generally have lease terms of five years or less. Tenant leases comprising 10,000 square feet or more generally have lease terms of 10 to 25 years, and are considered anchor leases with one or more renewal options available upon expiration of the initial lease term. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for approximately 2% of our total revenues for the year ended December 31, 2022.

Occupancy
The following table sets forth the consolidated retail portfolio leased occupancy rate (excluding industrial and self-storage space), square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2022(1)	2021(1)	2020	2019	2018
Total square feet	14,495,000	14,469,000	15,221,000	14,277,000	15,407,000
Occupancy rate	94.3%	91.1%	88.7%	92.4%	92.6%
Average annual base rent per sf	$19.89	$19.70	$18.97	$19.22	$17.90
(1) Excludes Sunrise Mall for the years ended December 31, 2022 and 2021.
The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our industrial properties as of December 31 for the last five years:

	December 31,
	2022	2021	2020	2019	2018
Total square feet	1,345,000	1,345,000	1,070,000	943,000	942,000
Occupancy rate	100.0%	100.0%	100.0%	100.0%	100.0%
Average annual base rent per sf	$8.89	$6.04	$6.34	$5.70	$5.34

Major Tenants
The following table sets forth information for our ten largest tenants by total revenues for the year ended December 31, 2022:

Tenant	Number of Stores	Square Feet	% of Total Square Feet	2022 Revenues(1) (in thousands)	% of Total Revenues
The Home Depot	6	808,926	4.7%	$21,447	5.4%
The TJX Companies(2)	21	671,521	3.9%	19,027	4.8%
Lowe's Companies	6	976,415	5.7%	14,264	3.6%
Walmart	5	708,435	4.2%	13,663	3.4%
Best Buy	8	359,551	2.1%	10,682	2.7%
Burlington	7	415,828	2.4%	10,476	2.6%
Kohl's	8	767,345	4.5%	10,391	2.6%
BJ's Wholesale Club	4	454,297	2.7%	8,667	2.2%
Ahold Delhaize (Stop & Shop)	5	362,696	2.1%	8,090	2.0%
ShopRite	5	361,058	2.1%	7,870	2.0%
(1) Based on contractual revenues as determined by the tenants’ operating lease agreements.
(2) Includes Marshalls (13), T.J. Maxx (4), HomeGoods (3) and Homesense (1).

Lease Expirations
The following table sets forth the anticipated expirations of tenant leases in our consolidated retail portfolio for each year from 2023 through 2033 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	33	116,000	0.8%	$2,884,920	$24.87
2023	80	643,000	4.4%	16,615,120	25.84
2024	116	1,521,000	10.5%	32,595,030	21.43
2025	86	1,256,000	8.7%	23,977,040	19.09
2026	99	922,000	6.4%	21,786,860	23.63
2027	100	1,116,000	7.7%	19,820,160	17.76
2028	75	1,143,000	7.9%	26,711,910	23.37
2029	73	1,536,000	10.6%	33,991,680	22.13
2030	45	1,205,000	8.3%	18,930,550	15.71
2031	33	1,025,000	7.1%	17,209,750	16.79
2032	50	433,000	3.0%	9,214,240	21.28
2033	42	710,000	4.9%	12,616,700	17.77
Thereafter	49	2,043,000	14.0%	34,567,560	16.92
Subtotal/Average	881	13,669,000	94.3%	$271,876,410	$19.89
Vacant	171	826,000	5.7%	N/A	N/A
Total(1)	1,052	14,495,000	100.0%	$271,876,410	N/A
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Urban Edge Properties

Market Information and Dividends
Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of February 3, 2023, there were approximately 1,237 holders of record of our common shares.
The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. So long as the Company qualifies as a REIT under the Code, the Company will not be subject to U.S. federal income tax on net taxable income that it distributes annually to its shareholders. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. In addition, the Company’s TRS is subject to income tax at regular corporate rates.
Future distributions will be declared and paid at the discretion of the Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deems relevant.
Our Board of Trustees declared a quarterly dividend of $0.16 and $0.15 per share for each of the four quarters in 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, respectively, the Company declared distributions on common shares and OP units of $0.64 and $0.60 per share/unit in the aggregate. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. However, current law provides a deduction of 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2022 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

We have determined the dividends paid on our common shares during 2022 and 2021 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2022	$0.64	$0.64	$—	$—
2021	0.60	0.60	—	—

Total Shareholder Return Performance
The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, Dow Jones Equity All REIT (previously SNL U.S. REIT Equity Index) and the Dow Jones US Real Estate Strip Centers (previously SNL REIT Retail Shopping Center Index) as provided by SNL Financial LC, for the five years commencing December 31, 2017 and ending December 31, 2022, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Historical stock performance is not necessarily indicative of future results.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act of 1933, as amended, or the Exchange Act except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)
(1) $100 invested on December 31, 2017 in stock or index, including reinvestment of dividends.

	Cumulative(1) Total Return %	Total Return $ as of
Stock/Index		12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
UE	(31.7)	100.0	68.0	82.2	58.4	88.5	68.3
S&P 500	56.9	100.0	95.6	125.7	148.9	191.6	156.9
Russell 2000	22.4	100.0	89.0	111.7	134.0	153.9	122.4
Dow Jones Equity All REIT	24.5	100.0	95.9	123.5	117.5	166.0	124.5
Dow Jones US Real Estate Strip Centers	(3.2)	100.0	85.4	108.6	74.5	107.2	96.8

(1) Cumulative total return is for the five years commencing December 31, 2017 and ending December 31, 2022.

Operating Partnership
Market Information and Distributions
There is no established public market for our general and common limited partnership interests in the operating partnership (“OP Units”). As of February 3, 2023, there were 117,485,171 general partnership units outstanding and 4,713,558 common limited partnership units outstanding, held by approximately 1,237 and 42 holders of record, respectively.
Under the limited partnership agreement of UELP, unitholders may present their common units for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. During the year ended December 31, 2022, 250,000 units were redeemed for common shares and no units were redeemed for cash.

Recent Sales of Unregistered Shares
During the year ended December 31, 2022, the Company issued an aggregate of 250,000 common shares in exchange for 250,000 common limited partnership units held by certain limited partners of the Operating Partnership. All common shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.
Each time the Company issues common shares (other than in exchange for common limited partnership units when such units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the year ended, December 31, 2022, in connection with issuances of common shares by the Company pursuant to the Urban Edge Properties 2015 Employee Share Purchase Plan, the Operating Partnership issued an aggregate of 26,088 common limited partnership units to the Company in exchange for approximately $0.3 million, the aggregate proceeds of such common share issuances to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2022, 16,531 restricted common shares were forfeited by former employees in connection with their departure from the Company. We did not repurchase any of our equity securities during the year ended December 31, 2022. Our employees will at times surrender common shares owned by them to satisfy statutory minimum federal, state and local tax obligations associated with the vesting of their restricted common shares. During the year ended December 31, 2022, 7,228 restricted common shares were surrendered.
In March 2020, our Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. During the years ended December 31, 2022 and 2021, no shares were repurchased. As of December 31, 2022, the Company has repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. All share repurchases by the Company were completed between March and April of 2020. There is approximately $145.9 million remaining for share repurchases under this program.

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
This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and provides a year-to-year comparison between 2022 and 2021. A discussion of 2020 items and year-to-year comparisons between 2021 and 2020 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2022, Urban Edge owned approximately 96.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary that consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of December 31, 2022, our portfolio was comprised of 69 shopping centers, five malls and two industrial parks totaling approximately 17.2 million square feet.

Economic Considerations
In March of 2020, the World Health Organization characterized the COVID-19 outbreak as a global pandemic. Many of our tenants faced adverse financial consequences from reduced business operations and restrictions related to the pandemic, and the Company’s results for 2020 were negatively impacted by tenant fallout from COVID-driven bankruptcies, uncollected or disputed rents from impacted tenants, and from abatements granted to tenants facing financial hardships due to the pandemic. Throughout 2021, the widespread distribution of vaccines and reduction of restrictions boosted economic confidence and increased consumer spending, resulting in a strengthened existing retail tenant base and an increase in demand for space. The Company saw leasing momentum and foot traffic at our properties return to near pre-pandemic levels.
During 2022, microeconomic and macroeconomic conditions caused volatility in the financial markets and a rapid rise in inflation. The Federal Reserve has taken steps to mitigate the impact of inflation by raising its benchmark interest rate several times throughout the year. While the rate hikes enacted by the Federal Reserve have had a significant impact on interest rates and increased the cost of borrowing, we continue to see consumer confidence and a conviction in retail real estate. Tenant sales have increased year-over-year and the demand for retail spaces remains strong as evidenced by the record number of new leases we executed in 2022. The geographic location of our portfolio has also proven to be beneficial. With hybrid and remote work becoming more common, consumers have demonstrated that convenience and proximity are valued. The majority of our portfolio is located in one of the most supply-constrained and densely populated markets in the country and offers consumers easy access to essential services and retailers, including medical offices, grocers, and discounters. We expect to continue to add value to our portfolio through executing on our current leasing momentum, our active development, redevelopment and anchor repositioning projects, and commencement of leases signed but not yet opened.

2022 Highlights
Set forth below are highlights of our leasing activities, completed and activated development, redevelopment and anchor repositioning projects, and property acquisitions:
•Signed a record 69 new leases totaling approximately 1,032,434 square feet, including 55 new leases on a same-space(1) basis totaling 754,812 square feet at an average rental rate of $23.15 per square foot on a GAAP basis and

$21.34 per square foot on a cash basis, resulting in average rent spreads of 45.1% on a GAAP basis and 22.2% on a cash basis;
•Renewed or extended 90 leases totaling 1,086,469 square feet, all of which are on a same-space(1) basis, at an average rental rate of $20.36 per square foot on a GAAP basis and $20.10 per square foot on a cash basis, generating average rent spreads of 9.2% on a GAAP basis and 6.0% on a cash basis;
•Completed ten development, redevelopment and anchor repositioning projects, aggregating $105.2 million, four of which stabilized during the fourth quarter. The retenanting of the former Century21 space at Bergen Town Center with Kohl’s was completed in October 2022 and ShopRite at Huntington Commons commenced operations in December 2022. Additionally, the Company stabilized two small shops projects at our property in Kearny, NJ and the Shops at Bruckner in the Bronx, NY;
•Activated 14 development, redevelopment, and anchor repositioning projects aggregating $98.6 million, including Target at Bruckner Commons, Ralph’s Grocer, Urology Hub and T.J. Maxx at The Outlets at Montehiedra, Bingo Wholesalers at Burnside Commons, and two industrial leases executed at our warehouse properties in East Hanover, NJ;
•Acquired two properties for a total purchase price of $37.6 million inclusive of transaction costs, including the Shops at Riverwood acquired in June 2022. The property, located in Hyde Park, MA, sits on an eight acre site located just seven miles south of downtown Boston and is anchored by a grocer, Price Rite Marketplace, and has a strong array of national and regional tenants including Santander, Boston Medical Center, and Planet Fitness; and
•Restated and amended the Company’s revolving credit agreement, increasing the facility size by $200 million to $800 million and extending the maturity date to February 9, 2027, with two six-month extension options.

(1) Same-space leases represent those leases signed on spaces for which there was a previous lease.

2023 Outlook
We intend to create value and grow earnings, funds from operations, and cash flows by:
•Adding essential tenants to our properties and positioning our retail environments with quality grocers, premium healthcare operators and elevated food offerings;
•Managing our balance sheet to allow for flexibility and execution on financing and refinancing opportunities when identified;
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

Critical Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, referred to as “GAAP”, requires management to make estimates and assumptions that in certain circumstances affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and revenue and expenses. These estimates are prepared using management’s best judgment, after considering past and current events and economic conditions. In addition, certain information relied upon by management in preparing such estimates includes internally generated financial and operating information, external market information, when available, and when necessary, information obtained from consultations with third-party experts. Actual results could differ from these estimates. A discussion of possible risks which may affect these estimates is included in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Management considers an accounting estimate to be critical if changes in the estimate could have a material impact on our consolidated results of operations or financial condition.
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

Revenue Recognition and Receivables - Estimating Collectibility
Rental revenue comprises revenue from fixed and variable lease payments, as designated within tenant operating leases. Components of this include contractual rents arising from tenant operating lease agreements, tenant expense reimbursements, and straight-line rental income. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level basis, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases which are recorded as rental revenue deemed uncollectible and are included within the line items Rental revenue on our consolidated statements of income and comprehensive income.
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
Since the assessment of fair value and allocation of these amounts is made at the time of acquisition, they are subject to future changes in market conditions and tenants’ ability to continue operations and their exercise of options and renewals. In the case that these assumptions change materially, they could have a material impact on our results and financial statements. During 2022, we acquired two properties and utilized the above factors, including the use of a third party, to allocate the purchase price of these properties among various assets and liabilities. Further information on these allocations can be found in Part II, Item 8, Note 4 of this Annual Report on Form 10-K. We have had no changes to our methods of fair value assessment and allocations during the year ended December 31, 2022.

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
During the year ended December 31, 2022, we have had no changes to the methods or assumptions used in our analyses of fair value of our real estate assets and have not incurred any material impairment losses. We operate in a business that has significant investments in real estate and our estimates of valuation are subject to current market conditions and tenant operations, which drive future cash flows, and are beyond our control. As these factors can result in changes to our estimates and result in material impairment losses, this is deemed a critical accounting estimate.

Recent Accounting Pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01 Reference Rate Reform (ASC 848): Scope which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848, which extended the final sunset date from December 31, 2022 to December 31, 2024. There were no modifications to our existing debt agreements as a result of reference rate reform in the current year, however, we refinanced two loans in 2022 previously indexed to LIBOR, which are now indexed to SOFR and the Prime Rate. We plan to transition all variable rate loans currently indexed to LIBOR to SOFR, based on discussions with our lenders.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

Recent SEC Reporting Updates
On January 11, 2021, the SEC issued Final Rule Release No. 33-10890, Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information. This rule, which became effective on February 10, 2021, adopts amendments to modernize, simplify and enhance certain financial disclosure requirements in Regulation S-K. Specifically, the amendments eliminate the requirement for Selected Financial Data, streamline the requirement to disclose Supplementary Financial Information, and amend Management’s Discussion & Analysis of Financial Condition and Results of Operations (‘‘MD&A’’). We early adopted the amendments to two items resulting in the elimination of Item 301, Selected Financial Data, and the omission of Item 302(a), Supplementary Financial Information. The amendments to Item 303(a)(b) MD&A were adopted in our Form 10-K for the year ended December 31, 2021.
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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. The current economic climate has increased volatility in the financial markets, which has resulted in a rise in already increasing inflation. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. The Federal Reserve has taken measures to suppress inflation by way of benchmark interest rate hikes, resulting in an increase in interest rates. As of December 31, 2022, approximately 91% of our outstanding debt is fixed rate, with the remaining 9% indexed to LIBOR, SOFR or the Prime Rate, plus an applicable margin per the loan agreement. We utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of December 31, 2022, we were counter-party to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for, and are designated as, hedging instruments. While we have not experienced any material adverse effects at this time, we are actively managing our business to respond to the ongoing economic and social impact from such events. See “Risk Factors” in Part I, Item 1A for more information.
The following provides an overview of our key non-GAAP measures based on our consolidated results of operations (refer to NOI, same-property NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Year Ended December 31,
(Amounts in thousands)	2022	2021
Net income	$47,339	$107,815
FFO applicable to diluted common shareholders(1)	145,172	180,270
NOI(2)	240,898	223,811
Same-property NOI(2)	210,062	201,842
(1) Refer to page 35 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 34 for a reconciliation to the nearest GAAP measure.

Comparison of the Year Ended December 31, 2022 to December 31, 2021
Net income for the year ended December 31, 2022 was $47.3 million, compared to net income of $107.8 million for the year ended December 31, 2021. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items which significantly changed in the year ended December 31, 2022 as compared to the same period of 2021:

	For the year Ended December 31,
(Amounts in thousands)	2022	2021	$ Change
Total revenue	$397,938	$425,082	$(27,144)
Depreciation and amortization	98,432	92,331	6,101
Real estate taxes	61,864	63,844	(1,980)
Property operating expenses	74,334	68,531	5,803
General and administrative	43,087	39,152	3,935
Gain on sale of real estate	353	18,648	(18,295)
Interest income	1,107	360	747
Interest and debt expense	58,979	57,938	1,041
Income tax expense	2,903	1,139	1,764
Total revenue decreased by $27.1 million to $397.9 million in the year ended December 31, 2022 from $425.1 million in the year ended December 31, 2021. The decrease is primarily attributable to:
•$47.5 million decrease in non-cash revenues driven by accelerated amortization of below-market intangible liabilities in connection with certain lease terminations in 2021; and
•$0.8 million decrease in management and development fee income; offset by
•$16.2 million increase as a result of property acquisitions net of dispositions;
•$3.2 million decrease in rental revenue deemed uncollectible; and
•$1.8 million net increase in property rentals and tenant reimbursements due to rent commencements, contractual rent increases and higher tenant sales.
Depreciation and amortization increased by $6.1 million to $98.4 million in the year ended December 31, 2022 from $92.3 million in the year ended December 31, 2021. The increase is primarily attributable to:
•$9.7 million increase as a result of property acquisitions net of dispositions; offset by
•$3.6 million decrease due to assets taken out of service for active redevelopment projects and write-offs of fully depreciated assets and lease intangibles as a result of lease terminations and recurring depreciation.
Real estate tax expense decreased by $2.0 million to $61.9 million in the year ended December 31, 2022 from $63.8 million in the year ended December 31, 2021. The decrease is primarily attributable to:
•$2.4 million decrease as a result of successful tax appeals and lowered assessments; and
•$2.1 million of real estate taxes capitalized in connection with active development, redevelopment and anchor repositioning projects; offset by
•$2.5 million increase as a result of property acquisitions net of dispositions.
Property operating expenses increased by $5.8 million to $74.3 million in the year ended December 31, 2022 from $68.5 million in the year ended December 31, 2021. The increase is primarily attributable to:
•$3.0 million higher common area maintenance expenses across the portfolio as a result of increased repairs and maintenance, utility usage, cleaning, and landscaping at our properties in 2022 and spend reductions in 2021; and
•$2.8 million increase as a result of property acquisitions net of dispositions.
General and administrative expenses increased by $3.9 million to $43.1 million in the year ended December 31, 2022 from $39.2 million in the year ended December 31, 2021. The increase is primarily attributable to:
•$2.5 million of executive transition costs including accelerated amortization of unvested equity awards recognized during 2022; and
•$1.4 million increase in professional fees, marketing, transaction and other expenses.
A gain on the sale of real estate of $0.4 million was recognized in 2022 in connection with the release of escrow funds related to a property disposed of in a prior period. We recognized a gain on sale of real estate of $18.6 million in 2021 related to the sale of three properties and one property parcel.

Interest income increased by $0.7 million to $1.1 million in the year ended December 31, 2022 from $0.4 million in the year ended December 31, 2021. The increase is primarily attributable to an increase in interest rates on our cash deposits.
Interest and debt expense increased by $1.0 million to $59.0 million in the year ended December 31, 2022 from $57.9 million in the year ended December 31, 2021. The increase is primarily attributable to:
•$4.3 million increase in interest expense in connection with the mortgage loans obtained for the acquisitions of Woodmore Towne Centre in December 2021 and The Shops at Riverwood in June 2022; and
•$3.1 million increase in interest expense due to higher rates on our variable rate loans and the refinancing of our mortgage loans at Plaza at Cherry Hill and Plaza at Woodbridge in the second quarter of 2022; offset by
•$6.4 million increase in capitalized interest expense due to an increase in active development, redevelopment and anchor repositioning projects.
Income tax expense increased by $1.8 million to $2.9 million in the year ended December 31, 2022 from $1.1 million in the year ended December 31, 2021. The increase is primarily attributable to the performance of our properties in Puerto Rico and final adjustments to state and local income taxes in 2021.

Comparison of the Year Ended December 31, 2021 to December 31, 2020
Discussions of 2020 items and comparisons between the year ended December 31, 2021 and 2020, respectively, that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 68 properties for the years ended December 31, 2022 and 2021. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $8.2 million, or 4.1%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. Same-property NOI, including properties in redevelopment, increased by $6.4 million, or 2.9%, for the year ended December 31, 2022 as compared to the year ended December 31, 2021. The comparability of results for the years ended December 31, 2022 and 2021 were impacted by the write-off and subsequent collection of rental revenues previously deemed uncollectible, as well as lease modifications executed in 2021.
The following table reconciles net income to NOI and same-property NOI for the years ended December 31, 2022 and 2021.

	For the year ended December 31,
(Amounts in thousands)	2022	2021
Net income	$47,339	$107,815
Other expense	(125)	(561)
Depreciation and amortization	98,432	92,331
General and administrative expense	43,087	39,152
Real estate impairment loss	—	468
Gain on sale of real estate	(353)	(18,648)
Interest income	(1,107)	(360)
Interest and debt expense	58,979	57,938
Income tax expense	2,903	1,139
Non-cash revenue and expenses(1)	(8,257)	(55,463)
NOI	240,898	223,811
Adjustments:
Sunrise Mall net operating loss	2,544	3,031
Tenant bankruptcy settlement income and lease termination income	(822)	(1,313)
Real estate tax settlements related to prior periods(2)	(1,441)	—
Non-same property NOI and other(3)	(31,117)	(23,687)
Same-property NOI	$210,062	$201,842
Adjustments:
NOI related to properties being redeveloped	19,054	20,915
Same-property NOI including properties in redevelopment	$229,116	$222,757
(1) Amount for the year ended December 31, 2021 includes accelerated amortization of $45.9 million of below-market intangible liabilities (classified within rental revenue in the consolidated statements of income and comprehensive income).
(2) NOI for the year ended December 31, 2022 includes $1.4 million of prior year real estate tax adjustments for the settlement of successful appeals.
(3) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired or disposed in the period.

Funds From Operations
FFO applicable to diluted common shareholders for the year ended December 31, 2022 was $145.2 million compared to $180.3 million for the year ended December 31, 2021.
We calculate FFO in accordance with the National Association of Real Estate Investment Trusts’ (‘‘Nareit’’) definition. Nareit defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of depreciable real estate and land when connected to the main business of a REIT, impairments on depreciable real estate or land related to a REIT's main business, earnings from consolidated partially owned entities, and rental property depreciation and amortization expense. We believe FFO is a meaningful non-GAAP financial measure useful in comparing our levered operating performance from period to period both internally and among our peers because this non-GAAP measure excludes net gains on sales of depreciable real estate, real estate impairment losses, rental property depreciation and amortization expense which implicitly assumes that the value of real estate diminishes predictably over time rather than fluctuating based on market conditions. We believe the presentation of comparable period operating results generated from FFO provides useful information to investors because the definition excludes items included in net income that do not relate to, or are not, indicative of our operating and financial performance, such as depreciation and amortization related to real estate, and items which can make periodic and peer analyses of operating and financial performance more difficult, such as gains (or losses) from sales of depreciable real estate and land when connected to the main business of a REIT and impairments on depreciable real estate or land related to a REIT's main business. FFO does not represent cash flows from operating activities in accordance with GAAP, should not be considered an alternative to net income as an indication of our performance, and is not indicative of cash flow as a measure of liquidity or our ability to make cash distributions. FFO may not be comparable to similarly titled measures employed by others.
The following table reflects the reconciliation of net income to FFO for the years ended December 31, 2022 and 2021.

	For the year ended December 31,
(Amounts in thousands)	2022	2021
Net income	$47,339	$107,815
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(1,895)	(4,296)
Consolidated subsidiaries	726	(833)
Net income attributable to common shareholders	46,170	102,686
Adjustments:
Rental property depreciation and amortization	97,460	91,468
Gain on sale of real estate	(353)	(18,648)
Real estate impairment loss	—	468
Limited partnership interests in operating partnership(1)	1,895	4,296
FFO applicable to diluted common shareholders	$145,172	$180,270
(1) Represents earnings allocated to Long-Term Incentive Plan (“LTIP”) and Operating Partnership (“OP”) unitholders for unissued common shares, which have been excluded for purposes of calculating earnings per diluted share for the periods presented because they are anti-dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.16 per common share and OP unit for each of the four quarters in 2022, or an annual rate of $0.64. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales. Additionally, we have an $800 million revolving credit agreement with certain financial institutions which has a maturity date of February 9, 2027 and includes two six-month extension options. See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on our revolving credit agreement.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. We have approximately $329 million of debt maturing within the next 12 months related to mortgage loans encumbering three of our properties and are actively exploring our options to refinance them.
At December 31, 2022, we had cash and cash equivalents, including restricted cash, of $128.8 million and no amounts drawn on our $800 million revolving credit agreement. These amounts are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $128.8 million at December 31, 2022, compared to $219.8 million as of December 31, 2021, a decrease of $91.1 million.
Our cash flow activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2022	2021
Net cash provided by operating activities	$139,618	$135,273
Net cash used in investing activities	(151,913)	(311,160)
Net cash used in financing activities	(78,767)	(23,530)
Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities for the year ended December 31, 2022 increased by $4.3 million as compared to December 31, 2021, due to new lease commencements and collection of previously billed and deferred amounts from 2021.

Investing Activities
Net cash used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities for the year ended December 31, 2022, decreased by $159.2 million compared to December 31, 2021 due to a (i) $216.4 million decrease in cash used for acquisitions, offset by (ii) $36.5 million decrease in cash provided by the sale of properties and operating leases, and (iii) $20.7 million increase in cash used for real estate development and capital improvements.
The Company has 25 active development, redevelopment or anchor repositioning projects with total estimated costs of $216.0 million, of which $56.3 million has been incurred and $159.7 million remains to be funded as of December 31, 2022.

The following summarizes capital expenditures presented on a cash basis for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
(Amounts in thousands)	2022	2021
Capital expenditures:
Development and redevelopment costs	$77,360	$76,750
Capital improvements	36,285	14,944
Tenant improvements and allowances	2,399	3,683
Total capital expenditures	$116,044	$95,377
Financing Activities
Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities for the year ended December 31, 2022, increased by $55.2 million from the year ended December 31, 2021 primarily due to (i) $80.2 million increase in debt repayments primarily related to the refinancing of the mortgage loans encumbering Plaza at Cherry Hill and Plaza at Woodbridge in 2022, (ii) $13.8 million decrease in proceeds from borrowings under mortgage loans, (iii) $7.3 million of deferred financing fees paid in 2022 in connection with the increase and extension of our line of credit under our revolving credit agreement and the refinancing of our loans at Plaza at Cherry Hill and Plaza at Woodbridge, and (iv) $4.6 million decrease in cash contributed by noncontrolling interests, offset by (v) $50.7 million decrease in distributions paid to shareholders and unitholders of the Operating Partnership for the declaration of a special dividend in the fourth quarter of 2020, paid in January 2021.
On June 23, 2022, in conjunction with the refinancing of the mortgage loan encumbering our property Plaza at Woodbridge, we entered into an interest rate cap agreement (the “Cap Agreement”) with a third party to limit the maximum SOFR of our floating rate debt to 3%. On the date of the Cap Agreement, we elected to designate cash flow hedge accounting for this derivative instrument. Refer to Note 3 and Note 9 in Part II, Item 8 of this Annual Report on Form 10-K for more information related to derivatives and hedging.
On August 9, 2022, we amended and restated our revolving credit agreement to, among other things, increase the available amount under the facility by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the credit facility may be used to finance pre-development costs, development costs, acquisitions, working capital, equity investments, debt investments, capital expenditures and repayment of indebtedness, to pay fees and expenses incurred in connection with the amended and restated revolving credit agreement and for other general corporate purposes. As of December 31, 2022, there were no amounts drawn on the facility. Refer to Note 6 in Part II, Item 8 of this Annual Report on Form 10-K for more information related to our revolving credit agreement.
On August 15, 2022, we entered into an equity distribution agreement with various sales agents, pursuant to which we may offer and sell common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250 million (the “ATM Program”). The ATM Program replaces the Company’s previous at-the-market program established in June 2021. As of December 31, 2022 we have not issued any common shares under the ATM Program. Refer to Note 14, Equity and Noncontrolling Interest, in Part II, Item 8 of this Annual Report on Form 10-K for more information related to this program.

Contractual Obligations
We have contractual obligations related to our mortgage loans that are both fixed and variable. Our variable rate loans bear interest at a floating rate based on LIBOR, SOFR and the Prime Rate plus an applicable margin ranging from 0.5% to 2.26%. When LIBOR is discontinued, the interest rates of our LIBOR-indexed debt following such event will be based on either alternate base rates, such as SOFR, or agreed upon replacement rates. We do not anticipate that the discontinuation of LIBOR will impact our ability to borrow or maintain already outstanding borrowings, but it could result in higher interest rates and accordingly, higher costs of borrowing to us. Further information on our mortgage loans can be found in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. Below is a summary of our contractual obligations as of December 31, 2022:

	Commitments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual cash obligations
Long-term debt obligations(1)	$1,971,471	$412,788	$340,947	$614,539	$603,197
Operating lease obligations(2)	82,875	9,321	15,286	12,661	45,607
Finance lease obligations(2)	6,750	109	218	251	6,172
	$2,061,096	$422,218	$356,451	$627,451	$654,976
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2022. See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
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

Cybersecurity
Cybersecurity is an integral part of the Board of Trustees’ and the Audit Committee’s risk analysis and discussions with management. As we see increased reliance on information technology in the workplace and our business operations, and a shift to remote and hybrid work schedules, Urban Edge has employed several measures to mitigate cyber risks.
In addition to a dedicated information technology and cybersecurity team monitoring our daily operations, the Company engages an independent third-party cybersecurity team for advisory services and penetration testing. We also have a Cyber Risk Committee which works in conjunction with the Computer Incident Response Team (“CIRT”) to develop strategies to mitigate risks and to address any cyber issues that may arise. The Cyber Risk Committee meets quarterly to review emerging threats, controls, and procedures.
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
We apprise employees of emerging risks and require them to undergo quarterly security awareness trainings. Additionally, we conduct internal phishing and other exercises to gauge the effectiveness of the trainings and assess the need for additional training.

Termination of Management Agreements with Vornado
In connection with the Company’s spin-off from Vornado Realty Trust (“Vornado”) in January 2015, the Company and Vornado entered into management agreements under which the Company provided management, development, leasing and other services to certain properties owned by Vornado and its affiliates, including Interstate Properties (“Interstate”), a partnership in which Steven Roth, Chairman of the Board and Chief Executive Officer of Vornado and a member of our Board of Trustees, is the managing general partner, and Alexander’s, Inc., a company that Vornado owns a material interest in. Effective March 31, 2022, the Company and Vornado agreed to terminate these management agreements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of December 31, 2022, our variable rate debt outstanding had rates indexed to LIBOR, SOFR, and the Prime Rate.

	2022					2021
(Amounts in thousands)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$159,198		6.11%	$1,592		$161,084		1.85%
Fixed Rate	1,540,293		4.09%	—	(2)	1,534,324		4.10%
	$1,699,491	(1)		$1,592		$1,695,408	(1)
(1) Excludes unamortized debt issuance costs of $7.8 million and $8.2 million as of December 31, 2022 and December 31, 2021, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would increase by approximately $15.4 million based on outstanding balances as of December 31, 2022.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of December 31, 2022, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
On June 23, 2022, in connection with the refinancing of one of our variable rate loans, we entered into a one-year interest rate cap agreement for a purchase price of approximately $0.3 million. The cap agreement has an expiration date of July 1, 2023 and limits the maximum SOFR of the variable loan it is hedged with to 3%. This derivative instrument is assessed quarterly and as of December 31, 2022 meets the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2022, the estimated fair value of our consolidated debt was $1.5 billion.

Other Market Risks
As of December 31, 2022, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2022 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2022, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate Impairment —Refer to Notes 3 and 9 to the financial statements
Critical Audit Matter Description
The Company’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of the projected undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. The Company’s undiscounted future cash flow analyses require management to make significant estimates, including estimated terminal values determined using appropriate capitalization rates. Total real estate assets as of December 31, 2022 had a net book value of $2.5 billion.
Given that the Company’s estimated capitalization rates used in the evaluation of impairment of real estate assets is a significant assumption made by management, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flow analyses required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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
•We inquired with management regarding their determination of the capitalization rates and evaluated the consistency of the capitalization rates used with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s estimated capitalization rates by:
◦Testing the source information underlying the determination of the capitalization rates by evaluating the reasonableness of the capitalization rates used by management with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of capitalization rates and comparing those to the capitalization rates selected by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2023
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties LP and subsidiaries (the "Operating Partnership") as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2023, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.

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

Real Estate Impairment —Refer to Notes 3 and 9 to the financial statements
Critical Audit Matter Description
The Operating Partnership's real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Operating Partnership's evaluation of the recoverability of real estate assets involves the comparison of the projected undiscounted future cash flows expected to be generated by each real estate asset over the Operating Partnership's estimated holding period to the respective carrying amount. The Operating Partnership's undiscounted future cash flow analyses require management to make significant estimates, including estimated terminal values determined using appropriate capitalization rates. Total real estate assets as of December 31, 2022 had a net book value of $2.5 billion.
Given that the Operating Partnership's estimated capitalization rates used in the evaluation of impairment of real estate assets is a significant assumption made by management, performing audit procedures to evaluate the reasonableness of management’s undiscounted future cash flow analyses required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

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
•We inquired with management regarding their determination of the capitalization rates and evaluated the consistency of the capitalization rates used with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Operating Partnership's estimated capitalization rates by:
◦Testing the source information underlying the determination of the capitalization rates by evaluating the reasonableness of the capitalization rates used by management with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of capitalization rates and comparing those to the capitalization rates selected by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2023
We have served as the Operating Partnership’s auditor since 2016.

URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land	$535,770	$543,827
Buildings and improvements	2,468,385	2,441,797
Construction in progress	314,190	212,296
Furniture, fixtures and equipment	8,539	7,530
Total	3,326,884	3,205,450
Accumulated depreciation and amortization	(791,485)	(753,947)
Real estate, net	2,535,399	2,451,503
Operating lease right-of-use assets	64,161	69,361
Cash and cash equivalents	85,518	164,478
Restricted cash	43,256	55,358
Tenant and other receivables	17,523	15,812
Receivables arising from the straight-lining of rents	64,713	62,692
Identified intangible assets, net of accumulated amortization of $40,983 and $37,361, respectively	62,856	71,107
Deferred leasing costs, net of accumulated amortization of $20,107 and $17,641, respectively	26,799	20,694
Prepaid expenses and other assets	77,207	74,111
Total assets	$2,977,432	$2,985,116

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,691,690	$1,687,190
Operating lease liabilities	59,789	64,578
Accounts payable, accrued expenses and other liabilities	102,519	84,829
Identified intangible liabilities, net of accumulated amortization of $40,816 and $35,029, respectively	93,328	100,625
Total liabilities	1,947,326	1,937,222
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,450,951 and 117,147,986 shares issued and outstanding, respectively	1,173	1,170
Additional paid-in capital	1,011,293	1,001,253
Accumulated other comprehensive income	629	—
Accumulated deficit	(36,104)	(7,091)
Noncontrolling interests:
Operating partnership	39,209	39,616
Consolidated subsidiaries	13,906	12,946
Total equity	1,030,106	1,047,894
Total liabilities and equity	$2,977,432	$2,985,116

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Rental revenue	$396,376	$422,467	$328,280
Other income	1,562	2,615	1,815
Total revenue	397,938	425,082	330,095
EXPENSES
Depreciation and amortization	98,432	92,331	96,029
Real estate taxes	61,864	63,844	60,049
Property operating	74,334	68,531	56,126
General and administrative	43,087	39,152	48,682
Casualty and impairment loss	—	468	3,055
Lease expense	12,460	12,872	13,667
Total expenses	290,177	277,198	277,608
Gain on sale of real estate	353	18,648	39,775
Interest income	1,107	360	2,599
Interest and debt expense	(58,979)	(57,938)	(71,015)
Gain on extinguishment of debt	—	—	34,908
Income before income taxes	50,242	108,954	58,754
Income tax (expense) benefit	(2,903)	(1,139)	38,996
Net income	47,339	107,815	97,750
Less net (income) loss attributable to NCI in:
Operating partnership	(1,895)	(4,296)	(4,160)
Consolidated subsidiaries	726	(833)	(1)
Net income attributable to common shareholders	$46,170	$102,686	$93,589

Earnings per common share - Basic:	$0.39	$0.88	$0.79
Earnings per common share - Diluted:	$0.39	$0.88	$0.79
Weighted average shares outstanding - Basic	117,366	117,029	117,722
Weighted average shares outstanding - Diluted	121,640	121,447	117,902

Net Income	$47,339	$107,815	$97,750
Effective portion of change in fair value of derivatives	656	—	—
Comprehensive income	47,995	107,815	97,750
Less comprehensive income attributable to NCI in:
Operating partnership	(27)	—	—
Less net (income) loss attributable to NCI in:
Operating partnership	(1,895)	(4,296)	(4,160)
Consolidated subsidiaries	726	(833)	(1)
Comprehensive income attributable to common shareholders	$46,799	$102,686	$93,589
See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, January 1, 2020	121,370,125	$1,213	$1,019,149	$—	$(52,546)	$46,536	$424	$1,014,776
Net income attributable to common shareholders	—	—	—	—	93,589	—	—	93,589
Net income attributable to noncontrolling interests	—	—	—	—	—	4,160	1	4,161
Limited partnership interests:
Units redeemed for common shares	1,579,389	15	11,129	—	—	—	—	11,144
Reallocation of noncontrolling interests	—	—	8,833	—	—	(19,977)	—	(11,144)
Common shares issued	66,588	1	427	—	(30)	—	—	398
Repurchase of common shares	(5,873,923)	(59)	(54,082)	—	—	—	—	(54,141)
Dividends to common shareholders ($0.68 per share)	—	—	—	—	(80,480)	—	—	(80,480)
Distributions to redeemable NCI ($0.68 per unit)	—	—	—	—	—	(3,386)	—	(3,386)
Contributions from noncontrolling interests	—	—	—	—	—	—	5,447	5,447
Share-based compensation expense			5,871	—	—	11,123	—	16,994
Share-based awards retained for taxes	(127,862)	(1)	(1,464)	—	—	—	—	(1,465)
Balance, December 31, 2020	117,014,317	$1,169	$989,863	$—	$(39,467)	$38,456	$5,872	$995,893
Net income attributable to common shareholders	—	—	—	—	102,686	—	—	102,686
Net income attributable to noncontrolling interests	—	—	—	—	—	4,296	833	5,129
Limited partnership interests:
Units redeemed for common shares	100,000	—	840	—	—	(6,302)	—	(5,462)
Reallocation of noncontrolling interests	—	—	8,206	—	—	(2,744)	—	5,462
Common shares issued	46,731	1	509	—	(144)	—	—	366
Dividends to common shareholders ($0.60 per share)	—	—	—	—	(70,166)	—	—	(70,166)
Distributions to redeemable NCI ($0.60 per unit)	—	—	—	—	—	(2,864)	—	(2,864)
Contributions from noncontrolling interests	—	—	—	—	—	—	6,241	6,241
Share-based compensation expense	—	—	2,045	—	—	8,774	—	10,819
Share-based awards retained for taxes	(13,062)	—	(210)	—	—	—	—	(210)
Balance, December 31, 2021	117,147,986	$1,170	$1,001,253	$—	$(7,091)	$39,616	$12,946	$1,047,894
Net income attributable to common shareholders	—	—	—	—	46,170	—	—	46,170
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	1,895	(726)	1,169
Other comprehensive income	—	—	—	629	—	27	—	656
Limited partnership interests:
Units redeemed for common shares	250,000	3	2,121	—	—	2,124	—	4,248
Reallocation of noncontrolling interests	—	—	6,126	—	—	(10,374)	—	(4,248)
Common shares issued	60,193	—	466	—	(84)	—	—	382
Dividends to common shareholders ($0.64 per share)	—	—	—	—	(75,099)	—	—	(75,099)
Distributions to redeemable NCI ($0.64 per unit)	—	—	—	—	—	(3,109)	—	(3,109)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,686	1,686
Share-based compensation expense	—	—	1,456	—	—	9,030	—	10,486
Share-based awards retained for taxes	(7,228)	—	(129)	—	—	—	—	(129)
Balance, December 31, 2022	117,450,951	$1,173	$1,011,293	$629	$(36,104)	$39,209	$13,906	$1,030,106
See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,339	$107,815	$97,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,787	94,135	97,751
Gain on sale of real estate	(353)	(18,648)	(39,775)
Amortization of below market leases, net	(6,660)	(55,173)	(10,624)
Noncash lease expense	7,051	6,802	7,522
Straight-lining of rent	(2,020)	(878)	10,523
Share-based compensation expense	10,486	10,819	16,994
Casualty and impairment loss	—	468	3,055
Gain on extinguishment of debt	—	—	(34,908)
Change in operating assets and liabilities:
Tenant and other receivables	(1,712)	(139)	5,892
Deferred leasing costs	(8,660)	(5,818)	(1,218)
Prepaid and other assets	854	5,661	(41,982)
Lease liabilities	(6,641)	(6,227)	(6,680)
Accounts payable, accrued expenses and other liabilities	(853)	(3,544)	8,522
Net cash provided by operating activities	139,618	135,273	112,822
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(116,044)	(95,377)	(28,522)
Acquisitions of real estate	(36,222)	(252,632)	(124,340)
Proceeds from sale of operating properties	353	34,482	54,402
Proceeds from sale of operating lease	—	2,367	—
Net cash used in investing activities	(151,913)	(311,160)	(98,460)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	103,413	117,200	90,250
Debt repayments	(98,334)	(18,192)	(89,302)
Dividends paid to common shareholders	(75,099)	(123,998)	(26,647)
Distributions paid to redeemable noncontrolling interests	(3,109)	(4,937)	(1,314)
Taxes withheld for vested restricted shares	(129)	(210)	(1,465)
Debt issuance costs	(7,292)	—	(3,471)
Purchase of interest rate cap	(285)	—	—
Proceeds related to the issuance of common shares	382	366	398
Contributions from noncontrolling interests	1,686	6,241	5,447
Cash paid to repurchase shares	—	—	(54,141)
Net cash used in financing activities	(78,767)	(23,530)	(80,245)
Net decrease in cash and cash equivalents and restricted cash	(91,062)	(199,417)	(65,883)
Cash and cash equivalents and restricted cash at beginning of year	219,836	419,253	485,136
Cash and cash equivalents and restricted cash at end of year	$128,774	$219,836	$419,253

See notes to consolidated financial statements

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $8,512, $2,023 and $715, respectively	$55,740	$58,621	$68,113
Cash payments for income taxes	913	4,663	499
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	34,673	18,702	5,808
Write-off of fully depreciated and impaired assets	8,733	10,706	21,447
Forgiveness of mortgage debt	—	—	30,000
Assumption of debt from the acquisition of real estate	—	—	72,473
Dividend/distribution declared and paid in subsequent period	—	—	55,905
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$164,478	$384,572	$432,954
Restricted cash at beginning of year	55,358	34,681	52,182
Cash and cash equivalents and restricted cash at beginning of year	$219,836	$419,253	$485,136

Cash and cash equivalents at end of year	$85,518	$164,478	$384,572
Restricted cash at end of year	43,256	55,358	34,681
Cash and cash equivalents and restricted cash at end of year	$128,774	$219,836	$419,253

 See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Real estate, at cost:
Land	$535,770	$543,827
Buildings and improvements	2,468,385	2,441,797
Construction in progress	314,190	212,296
Furniture, fixtures and equipment	8,539	7,530
Total	3,326,884	3,205,450
Accumulated depreciation and amortization	(791,485)	(753,947)
Real estate, net	2,535,399	2,451,503
Operating lease right-of-use assets	64,161	69,361
Cash and cash equivalents	85,518	164,478
Restricted cash	43,256	55,358
Tenant and other receivables	17,523	15,812
Receivables arising from the straight-lining of rents	64,713	62,692
Identified intangible assets, net of accumulated amortization of $40,983 and $37,361, respectively	62,856	71,107
Deferred leasing costs, net of accumulated amortization of $20,107 and $17,641, respectively	26,799	20,694
Prepaid expenses and other assets	77,207	74,111
Total assets	$2,977,432	$2,985,116

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,691,690	$1,687,190
Operating lease liabilities	59,789	64,578
Accounts payable, accrued expenses and other liabilities	102,519	84,829
Identified intangible liabilities, net of accumulated amortization of $40,816 and $35,029, respectively	93,328	100,625
Total liabilities	1,947,326	1,937,222
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 117,450,951 and 117,147,986 units outstanding, respectively	1,012,466	1,002,423
Limited partners: 4,713,558 and 4,662,654 units outstanding, respectively	41,810	41,030
Accumulated other comprehensive income	629	—
Accumulated deficit	(38,705)	(8,505)
Total partners’ capital	1,016,200	1,034,948
Noncontrolling interest in consolidated subsidiaries	13,906	12,946
Total equity	1,030,106	1,047,894
Total liabilities and equity	$2,977,432	$2,985,116

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except unit and per unit amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Rental revenue	$396,376	$422,467	$328,280
Other income	1,562	2,615	1,815
Total revenue	397,938	425,082	330,095
EXPENSES
Depreciation and amortization	98,432	92,331	96,029
Real estate taxes	61,864	63,844	60,049
Property operating	74,334	68,531	56,126
General and administrative	43,087	39,152	48,682
Casualty and impairment loss	—	468	3,055
Lease expense	12,460	12,872	13,667
Total expenses	290,177	277,198	277,608
Gain on sale of real estate	353	18,648	39,775
Interest income	1,107	360	2,599
Interest and debt expense	(58,979)	(57,938)	(71,015)
Gain on extinguishment of debt	—	—	34,908
Income before income taxes	50,242	108,954	58,754
Income tax (expense) benefit	(2,903)	(1,139)	38,996
Net income	47,339	107,815	97,750
Less: net (income) loss attributable to NCI in consolidated subsidiaries	726	(833)	(1)
Net income attributable to unitholders	$48,065	$106,982	$97,749

Earnings per unit - Basic:	$0.40	$0.88	$0.80
Earnings per unit - Diluted:	$0.39	$0.88	$0.80
Weighted average units outstanding - Basic	121,374	120,966	121,957
Weighted average units outstanding - Diluted	121,640	122,107	122,811

Net Income	$47,339	$107,815	$97,750
Effective portion of change in fair value of derivatives	656	—	—
Comprehensive income	47,995	107,815	97,750
Less net loss (income) attributable to NCI in consolidated subsidiaries	726	(833)	(1)
Comprehensive income attributable to unitholders	$48,721	$106,982	$97,749

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2020	121,370,125	$1,020,362	5,833,318	$50,156	$—	$(56,166)	$424	$1,014,776
Net income attributable to unitholders	—	—	—	—	—	97,749	—	97,749
Net income attributable to noncontrolling interests	—	—	—	—	—	—	1	1
Common units issued as a result of common shares issued by Urban Edge	66,588	428	475,081	—	—	(30)	—	398
Equity redemption of OP Units	1,579,389	11,144	(1,579,389)	—	—	—	—	11,144
Repurchase of common shares	(5,873,923)	(54,141)	—	—	—	—	—	(54,141)
Reallocation of noncontrolling interests	—	8,833	—	(19,977)	—	—	—	(11,144)
Distributions to Partners ($0.68 per unit)	—	—	—	—	—	(83,866)	—	(83,866)
Contributions from noncontrolling interests	—	—	—	—	—	—	5,447	5,447
Share-based compensation expense	—	5,871	—	11,123	—	—	—	16,994
Share-based awards retained for taxes	(127,862)	(1,465)	—	—	—	—	—	(1,465)
Balance, December 31, 2020	117,014,317	$991,032	4,729,010	$41,302	$—	$(42,313)	$5,872	$995,893
Net income attributable to unitholders	—	—	—	—	—	106,982	—	106,982
Net income attributable to noncontrolling interests	—	—	—	—	—	—	833	833
Common units issued as a result of common shares issued by Urban Edge	46,731	510	33,644	—	—	(144)	—	366
Equity redemption of OP Units	100,000	840	(100,000)	(6,302)	—	—	—	(5,462)
Reallocation of noncontrolling interests	—	8,206	—	(2,744)	—	—	—	5,462
Distributions to Partners ($0.60 per unit)	—	—	—	—	—	(73,030)	—	(73,030)
Contributions from noncontrolling interests	—	—	—	—	—	—	6,241	6,241
Share-based compensation expense	—	2,045	—	8,774	—	—	—	10,819
Share-based awards retained for taxes	(13,062)	(210)	—	—	—	—	—	(210)

Balance, December 31, 2021	117,147,986	$1,002,423	4,662,654	$41,030	$—	$(8,505)	$12,946	$1,047,894
Net income attributable to unitholders	—	—	—	—	—	48,065	—	48,065
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(726)	(726)
Other comprehensive income	—	—	—	—	629	27	—	656
Common units issued as a result of common shares issued by Urban Edge	60,193	466	300,904	—	—	(84)	—	382
Equity redemption of OP units	250,000	2,124	(250,000)	2,124	—	—	—	4,248
Reallocation of noncontrolling interests	—	6,126	—	(10,374)	—	—	—	(4,248)
Distributions to Partners ($0.64 per unit)	—	—	—	—	—	(78,208)	—	(78,208)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,686	1,686
Share-based compensation expense	—	1,456	—	9,030	—	—	—	10,486
Share-based awards retained for taxes	(7,228)	(129)	—	—	—	—	—	(129)
Balance, December 31, 2022	117,450,951	$1,012,466	4,713,558	$41,810	$629	$(38,705)	$13,906	$1,030,106
(1) Limited partners have a 3.9% common limited partnership interest in the Operating Partnership as of December 31, 2022 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$47,339	$107,815	$97,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,787	94,135	97,751
Gain on sale of real estate	(353)	(18,648)	(39,775)
Amortization of below market leases, net	(6,660)	(55,173)	(10,624)
Noncash lease expense	7,051	6,802	7,522
Straight-lining of rent	(2,020)	(878)	10,523
Share-based compensation expense	10,486	10,819	16,994
Casualty and impairment loss	—	468	3,055
Gain on extinguishment of debt	—	—	(34,908)
Change in operating assets and liabilities:
Tenant and other receivables	(1,712)	(139)	5,892
Deferred leasing costs	(8,660)	(5,818)	(1,218)
Prepaid and other assets	854	5,661	(41,982)
Lease liabilities	(6,641)	(6,227)	(6,680)
Accounts payable, accrued expenses and other liabilities	(853)	(3,544)	8,522
Net cash provided by operating activities	139,618	135,273	112,822
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(116,044)	(95,377)	(28,522)
Acquisitions of real estate	(36,222)	(252,632)	(124,340)
Proceeds from sale of operating properties	353	34,482	54,402
Proceeds from sale of operating lease	—	2,367	—
Net cash used in investing activities	(151,913)	(311,160)	(98,460)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings	103,413	117,200	90,250
Debt repayments	(98,334)	(18,192)	(89,302)
Distributions paid to partners	(78,208)	(128,935)	(27,961)
Taxes withheld for vested restricted units	(129)	(210)	(1,465)
Debt issuance costs	(7,292)	—	(3,471)
Purchase of interest rate cap	(285)	—	—
Proceeds related to the issuance of common shares	382	366	398
Contributions from noncontrolling interests	1,686	6,241	5,447
Cash paid to repurchase shares	—	—	(54,141)
Net cash used in financing activities	(78,767)	(23,530)	(80,245)
Net decrease in cash and cash equivalents and restricted cash	(91,062)	(199,417)	(65,883)
Cash and cash equivalents and restricted cash at beginning of year	219,836	419,253	485,136
Cash and cash equivalents and restricted cash at end of year	$128,774	$219,836	$419,253

See notes to consolidated financial statements.

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $8,512, $2,023 and $715, respectively	$55,740	$58,621	$68,113
Cash payments for income taxes	913	4,663	499
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	34,673	18,702	5,808
Write-off of fully depreciated and impaired assets	8,733	10,706	21,447
Forgiveness of mortgage debt	—	—	30,000
Assumption of debt from the acquisition of real estate	—	—	72,473
Dividend/distribution declared and paid in subsequent period	—	—	55,905
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$164,478	$384,572	$432,954
Restricted cash at beginning of year	55,358	34,681	52,182
Cash and cash equivalents and restricted cash at beginning of year	$219,836	$419,253	$485,136

Cash and cash equivalents at end of year	$85,518	$164,478	$384,572
Restricted cash at end of year	43,256	55,358	34,681
Cash and cash equivalents and restricted cash at end of year	$128,774	$219,836	$419,253

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2022, Urban Edge owned approximately 96.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of December 31, 2022, our portfolio consisted of 69 shopping centers, five malls and two industrial parks totaling approximately 17.2 million sf, which is inclusive of a 95% controlling interest in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and with the instructions of Form 10-K. The consolidated financial statements as of and for the years ended December 31, 2022, 2021 and 2020 reflect the consolidation of the Company, the Operating Partnership, wholly-owned subsidiaries and those entities in which we have a controlling financial interest. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.
Our primary business is the ownership, management, redevelopment, development and operation of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information at the individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates include revenue recognition and collectibility of receivables, acquisitions of real estate and valuation of real estate. For more information on these estimates and policies refer to Part II, Item 7 “Critical Accounting Estimates” of this Annual Report on Form 10-K.
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
Our properties and development projects are individually evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events and changes include macroeconomic conditions, operating performance, and environmental and regulatory changes, which may result in property operational disruption and could indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

Cash and Cash Equivalents — Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less and are carried at cost, which approximates fair value due to their short-term maturities. The majority of our cash and cash equivalents consist of (i) deposits at major commercial banks, including money market accounts, which may at times exceed the Federal Deposit Insurance Corporation limit, (ii) United States Treasury Bills, and (iii) Certificate of Deposits placed through an Account Registry Service (“CDARS”). To date we have not experienced any losses on our invested cash.

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

Deferred Leasing Costs — Deferred leasing costs include incremental costs of a lease that would have not been incurred if the lease had not been executed, including broker and sale commissions, and contingent legal fees. Such costs are capitalized and amortized on a straight-line basis over the term of the related leases as depreciation and amortization expense on the consolidated statements of income and comprehensive income. Deferred leasing costs also includes lease incentives that can be used at the discretion of the tenant. Lease incentives are capitalized and amortized over the term of the related leases as a reduction to rental revenue on the consolidated statements of income and comprehensive income.

Deferred Financing Costs — Deferred financing costs and debt issuance costs include fees associated with the issuance of our mortgage loans and our revolving credit agreement. Such fees are amortized on a straight-line basis over the terms of the related agreements as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. No amounts were drawn or outstanding under the revolving credit agreement as of December 31, 2022. Deferred financing costs associated with the revolving credit agreement are included in prepaid expenses and other assets on the consolidated balance sheets. Deferred financing costs associated with our mortgage loans are included in Mortgages payable, net on the consolidated balance sheets.

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
•Other Income: Other income is generated in connection with certain services provided to tenants for which we earn a fee as well as management and development fee income from contractual property management agreements with third parties. This revenue is recognized as the services are transferred in accordance with ASC 606 Revenue from Contracts with Customers.

Leases — We have approximately 900 operating leases at our properties, which generate rental income from tenants and operating cash flows for the Company. Our tenant leases are dependent on the Company, as lessor, agreeing to provide our tenants with the right to control the use of our real estate assets, as lessees. Our real estate assets are comprised of retail shopping centers, malls and industrial parks. Tenants agree to use and control their agreed upon space for their business purposes. Thus, our tenants obtain substantially all of the economic benefits from the use of our shopping center space and have the right to direct how and for what purpose the real estate space is used throughout the period of use. Given these contractual terms, the Company has determined that all tenant contracts of this nature contain a lease. The Company assesses lease classification for each new and modified lease. All new and modified leases which commenced in the year ended December 31, 2022 have been assessed and classified as operating leases.
Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent or the Consumer Price Index ("CPI"). Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales. Variable lease payments dependent on the CPI, will change in accordance with the corresponding increase or decrease in CPI if negotiated and agreed upon in the tenant's lease. Variable lease payments dependent on percentage rent and the CPI were $9.2 million and $9.8 million for the years ended December 31, 2022 and 2021, respectively. Variable lease payments also arise from tenant expense reimbursements, which provide for the recovery of all or a portion of the operating expenses, common area maintenance expenses, real estate taxes, insurance and capital improvements of the respective property and amounted to $103.3 million and $101.3 million for the years ended December 31, 2022 and 2021, respectively. The Company accounts for variable lease payments as rental revenue on the consolidated statements of income and comprehensive income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.
The Company also has twenty properties in its portfolio either completely or partially on land or in a building that are owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from two to 77 years and provide us the right to operate each such property. We also lease or sublease real estate for our two corporate offices with remaining terms of less than one year. Right-of-use ("ROU") assets are recorded for these leases, which represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. As of December 31, 2022, no other contracts have been identified as leases. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and ROU asset.
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
Excluding the Operating Partnership, the Company had two entities that met the criteria of a VIE in which we held variable interests as of December 31, 2022 and 2021. These entities are VIEs primarily because the noncontrolling interests do not have substantive kick-out or participating rights and we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of these entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for these entities, they were consolidated in our financial statements as of December 31, 2022 and 2021. The majority of the operations of these VIEs are funded with cash flows generated by the properties and periodic cash contributions.
As of December 31, 2022 and 2021, excluding the Operating Partnership, the two consolidated VIEs had total assets of $47.6 million and $48.5 million, respectively and total liabilities of $23.2 million and $24.7 million, respectively.

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
Compensation expense for restricted share awards is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule or a cliff vesting schedule, we have elected to recognize compensation expense on a straight-line basis. The OPP unrecognized compensation expense is recognized on a straight-line basis over the remaining life of the OPP awards issued. Share-based compensation expense is included in general and administrative expenses on the consolidated statements of income and comprehensive income.
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

Income Taxes — The Company elected to be taxed as a REIT under sections 856-860 of the Code, commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. So long as the Company qualifies as a REIT under the Code, the Company will not be subject to U.S. federal income tax on net taxable income that it distributes annually to its shareholders. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. The Company is subject to certain foreign and state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense in the consolidated statements of income and comprehensive income. In addition, the Company’s taxable REIT subsidiary (“TRS”) is subject to income tax at regular corporate rates.
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
The Company applies the FASB’s guidance relating to uncertainty in income taxes recognized in a Company’s financial statements. Under this guidance the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company records interest and penalties relating to unrecognized tax benefits, if any, as income tax expense.

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2022. As of December 31, 2022, The Home Depot, Inc. was our largest tenant with six stores which comprised an aggregate of 808,926 sf and accounted for approximately $21.4 million, or 5.4% of our total revenue for the year ended December 31, 2022.

Derivative Financial Instruments and Hedging — At times, the Company may use derivative financial instruments to manage and mitigate exposure to fluctuations in interest rates on our variable rate debt. These derivatives are measured at fair value and are recognized as assets or liabilities on the Company’s consolidated balance sheets, depending on the Company’s rights or obligations under the respective derivative contracts. The accounting for changes in the fair value of a derivative varies based on eligibility and Company elections, including the intended use of the derivative, whether the Company has elected to designate the derivative in a hedging relationship and apply hedge accounting, and whether the hedge relationship has satisfied certain criteria to be deemed an effective hedge. Effectiveness of the hedging relationship is assessed on a quarterly basis by a third party to determine if the relationship still meets the criteria to be considered an effective hedge. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges.
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

Recently Issued Accounting Literature
In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01 Reference Rate Reform (ASC 848): Scope which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848, which extended the final sunset date from December 31, 2022 to December 31, 2024. There were no modifications to our existing debt agreements as a result of reference rate reform in the current year, however, we refinanced two loans in 2022 previously indexed to LIBOR, which are now indexed to SOFR and the Prime Rate. We plan to transition all variable rate loans currently indexed to LIBOR to SOFR, based on discussions with our lenders.
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
The Company made the election to account for rent concessions using the receivable approach or variable approach on a disaggregated basis, with such election applied consistently to leases with similar characteristics and similar circumstances. The Company has granted rent deferrals accounted under both the receivable approach by electing the Lease Modification Q&A and as modifications due to term extensions of the leases. The Company has also granted abatements accounted for under both the variable approach and as modifications due to the executed agreements including other rental term modifications, such as term extensions and substantial changes in cash flows.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the years ended December 31, 2022 and December 31, 2021, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1)
					(in thousands)
February 24, 2022	40 Carmans Road(2)	Massapequa	NY	12,000	$4,260
June 8, 2022	The Shops at Riverwood	Hyde Park	MA	78,000	33,343
				2022 Total	$37,603

August 10, 2021	601 Murray Road(3)	East Hanover	NJ	88,000	$18,312
August 19, 2021	151 Ridgedale Avenue(3)	East Hanover	NJ	187,000	37,759
December 23, 2021	Woodmore Towne Centre	Glenarden	MD	712,000	198,055
				2021 Total	$254,126
(1) The total purchase price for the properties acquired in the years ended December 31, 2022 and December 31, 2021 include $0.6 million and $5.2 million, respectively, of transaction costs incurred related to the transactions.
(2) The outparcel is included with Sunrise Mall in our total property count. The Company has an 82.5% controlling interest in the property with the remaining 17.5% owned by others.
(3) These properties are included with East Hanover Warehouses in our total property count.

During the year ended December 31, 2022, the Company purchased two assets, comprising 90,000 sf, at an aggregate purchase price of $37.6 million.
The 12,000 sf outparcel acquired in February 2022, located at 40 Carmans Road, is adjacent to the entrance of our mall in Massapequa, NY. This acquisition supports the overall plans we currently have under way to redevelop Sunrise Mall.
On June 8, 2022, the Company closed on the acquisition of The Shops at Riverwood, a 78,000 sf grocery-anchored shopping center located in Hyde Park, MA, for a purchase price of $33.3 million, including transaction costs. The center is located in the greater Boston area and is anchored by a grocer and a strong array of national and regional tenants.
During the year ended December 31, 2021, the Company purchased three assets with a total consideration of $254.1 million.
The two industrial properties, acquired in August 2021, are adjacent to our existing 943,000 sf warehouse park in East Hanover, NJ. The acquisition of 151 Ridgedale Avenue was partially funded via a 1031 exchange using cash proceeds from previous dispositions.
In December 2021, the Company closed on the acquisition of Woodmore Towne Centre, a 712,000 sf retail center located in Glenarden, MD, for a purchase price of $198.1 million, including transaction costs. The property sits on 83 acres and includes an additional 22 acres of land adjacent to the main parcel that may be developed for a complementary commercial use in the future.
The aggregate purchase price of the above property acquisitions have been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	Other assets, net	Total Purchase Price
(in thousands)
40 Carmans Road	$1,118	$3,142	$—	$—	$—	$4,260
The Shops at Riverwood	10,866	19,441	4,024	(988)	—	33,343
2022 Total	$11,984	$22,583	$4,024	$(988)	$—	$37,603

601 Murray Road	$2,075	$14,733	$1,722	$(218)	$—	$18,312
151 Ridgedale Avenue	2,990	35,509	—	(740)	—	37,759
Woodmore Towne Centre(2)	28,398	144,834	23,128	(8,035)	9,730	198,055
2021 Total	$33,463	$195,076	$24,850	$(8,993)	$9,730	$254,126
(1) As of December 31, 2022, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2022 were 8.6 years and 16.2 years, respectively and the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2021 were 8.3 years and 13.9 years, respectively.

(2) The amount allocated to Other assets, net relates to future reimbursements from the county for development work performed by the previous owner and is included in Prepaid expenses and other assets on our consolidated balance sheets.

Dispositions
During the year ended December 31, 2022, no dispositions were completed by the Company.
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

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes our identified intangible assets and liabilities:

(Amounts in thousands)	December 31, 2022	December 31, 2021
In-place leases	$93,191	$96,648
Accumulated amortization	(36,196)	(33,057)
Above-market leases	9,013	10,185
Accumulated amortization	(3,396)	(3,147)
Other intangible assets	1,635	1,635
Accumulated amortization	(1,391)	(1,157)
Identified intangible assets, net of accumulated amortization	62,856	71,107
Below-market leases	134,144	135,654
Accumulated amortization	(40,816)	(35,029)
Identified intangible liabilities, net of accumulated amortization	$93,328	$100,625

Amortization of acquired below-market leases, net of acquired above-market leases resulted in rental income of $6.7 million, $55.2 million, and $10.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. On September 29, 2021, the Company entered into agreements to terminate certain leases, effective October 15, 2021. The modification of these leases resulted in accelerated amortization of the below-market intangible lease liabilities of $45.9 million which is included in rental revenue for the year ended December 31, 2021. The intangibles related to these leases were fully amortized and subsequently written-off in 2021.
Amortization of acquired in-place leases and customer relationships resulted in depreciation and amortization expense of $10.9 million, $8.6 million, and $10.2 million for the years ended December 31, 2022, 2021 and 2020, respectively. During 2021, we recognized $0.4 million of accelerated amortization of the in-place lease intangibles related to the terminations of the leases noted above.
The following table sets forth the estimated annual amortization (expense) and income related to intangible assets and liabilities for the five succeeding years commencing January 1, 2023:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2023	$7,764	$(1,081)	$(9,064)
2024	7,528	(920)	(7,801)
2025	7,348	(725)	(6,334)
2026	6,971	(606)	(5,630)
2027	6,693	(458)	(5,101)

6.     MORTGAGES PAYABLE
The following is a summary of mortgages payable as of December 31, 2022 and December 31, 2021.

		Interest Rate at	December 31,	December 31,
(Amounts in thousands)	Maturity	December 31, 2022	2022	2021
First mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	5.97%	$27,482	$28,034
Greenbrook Commons(1)	11/15/2024	5.97%	25,581	26,097
Gun Hill Commons(1)	12/1/2024	5.97%	24,188	24,680
Plaza at Cherry Hill(2)	6/15/2025	8.00%	29,000	28,244
Plaza at Woodbridge(3)	6/8/2027	5.26%	52,947	54,029
Total variable rate debt			159,198	161,084
Fixed rate
Bergen Town Center	4/8/2023	3.56%	300,000	300,000
Shops at Bruckner	5/1/2023	3.90%	9,020	9,698
Hudson Mall	12/1/2023	5.07%	21,380	22,154
Yonkers Gateway Center	4/6/2024	4.16%	24,996	26,774
Brick Commons	12/10/2024	3.87%	48,636	49,554
West End Commons	12/10/2025	3.99%	24,658	25,100
Las Catalinas Mall	2/1/2026	4.43%	119,633	123,977
Town Brook Commons	12/1/2026	3.78%	30,825	31,400
Rockaway River Commons	12/1/2026	3.78%	27,291	27,800
Hanover Commons	12/10/2026	4.03%	62,453	63,000
Tonnelle Commons	4/1/2027	4.18%	98,870	100,000
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	22,489	22,944
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center	2/6/2028	5.07%	69,935	70,815
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	37,400	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,700	40,700
Union (Vauxhall)	12/10/2028	4.01%	45,600	45,600
The Shops at Riverwood	6/24/2029	4.25%	21,466	—
Freeport Commons	12/10/2029	4.07%	43,100	43,100
The Outlets at Montehiedra	6/1/2030	5.00%	77,531	79,381
Montclair(4)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	40,300	40,300
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Mount Kisco Commons	11/15/2034	6.40%	11,760	12,377
Total fixed rate debt			1,540,293	1,534,324
	Total mortgages payable		1,699,491	1,695,408
	Unamortized debt issuance costs		(7,801)	(8,218)
Total mortgages payable, net of unamortized debt issuance costs			$1,691,690	$1,687,190
(1)Bears interest at one month LIBOR plus 190 bps.
(2)Bears interest at the Prime Rate plus 50 bps with a minimum rate of 4.25%.
(3)Bears interest at one month SOFR plus 226 bps. The variable component of the debt is hedged with an interest rate cap agreement to limit SOFR to a maximum of 3%.
(4)Bears interest at LIBOR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.5 billion as of December 31, 2022. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2022, we were in compliance with all debt covenants.
As of December 31, 2022, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2023	$351,497
2024	166,380
2025	72,683
2026	229,553
2027	316,771
Thereafter	562,607

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
On August 9, 2022, we restated and amended the Agreement, in order to, among other things, increase the credit facility size by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the amended and restated Agreement are subject to interest at SOFR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over SOFR and the facility fee are based on our current leverage ratio and are subject to change. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x.
No amounts were drawn or outstanding under the Agreement as of December 31, 2022 and 2021. As of December 31, 2022, financing costs associated with executing the Agreement of $6.7 million, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

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
We have accrued interest of $5.4 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of December 31, 2022. We incurred $1.2 million of lender fees in connection with the loan modification which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under ASC 470-60.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 3.8 years. As of December 31, 2022, the remaining exposure under the guarantee is $8.0 million. There was no separate liability recorded related to this guarantee.

7.     INCOME TAXES
The Company elected to be taxed as a REIT under sections 856-860 of the Code, commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. So long as the Company qualifies as a REIT under the Code, the Company will not be subject to U.S. federal income tax on net taxable income that it distributes annually to its shareholders. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. The Company is subject to certain foreign and state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense in the consolidated statements of income and comprehensive income. In addition, the Company’s taxable REIT subsidiary (“TRS”) is subject to income tax at regular corporate rates.
The Company satisfied its REIT distribution requirement by distributing $0.64, $0.60 and $0.68 per common share in 2022, 2021 and 2020, respectively. The distributions comprised a regular quarterly cash dividend of $0.16 and $0.15 per common share declared for each quarter of 2022 and 2021, respectively. During the year ended December 31, 2020, the Company declared a regular cash dividend of $0.22 per common share for the first quarter of 2020 and a special cash dividend of $0.46 per common share in December 2020. The taxability of such dividends for the years ended December 31, 2022, 2021 and 2020 are as follows:

	Year Ended December 31,
	2022	2021	2020
Dividend paid per share(1)	$0.64	$0.60	$0.68
Ordinary income	100%	100%	100%
Return of capital	—%	—%	—%
Capital gains	—%	—%	—%
(1) The special cash dividend of $0.46 per common share declared in December 2020, and paid in January 2021, was fully allocable to the 2020 tax year.

For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, the Company maintains certain non-real estate operating activities that could not be performed by the REIT, and occur through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in income tax expense in the consolidated statements of income and comprehensive income.

During the year ended December 31, 2022, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of the Company’s Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of the Company’s Puerto Rico operating activities and such tax is included in income tax expense in the consolidated statements of income and comprehensive income.
As a result of The Outlets at Montehiedra mortgage refinancing and the Las Catalinas Mall troubled debt restructuring that occurred during the year ended December 31, 2020, the Company recognized a gain on extinguishment of debt for U.S. federal income tax purposes and implemented various tax planning strategies to limit its impact on the Company’s overall U.S. federal taxable income. The strategies implemented resulted in the recognition of a state and local income tax liability and corresponding deferred tax asset for the REIT of $4.5 million during the year ended December 31, 2020. During the year ended December 31, 2021, based on the filing of the 2020 state and local income tax returns, this amount was reduced by $1.2 million due to the final taxable amount being lower than what was originally estimated. During the year ended December 31, 2022, no state and local income tax was recognized as a result of the transactions.
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Management’s determination of the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the underlying temporary differences become deductible. As of December 31, 2022, with the exception of certain state and local deferred tax assets, management determined that it is more likely than not that all deferred tax assets will be realized. The Company recorded a valuation allowance against certain state and local deferred tax assets because management determined it is not more likely than not that these state and local deferred tax assets will be realized. There has been no change to the valuation allowance recorded against these state and local deferred tax assets during 2022.
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
During the years ended December 31, 2022 and 2021, income before income taxes from the Company’s operating activities in the United States was $41.2 million and $100.4 million, respectively, and in Puerto Rico was $9.1 million and $8.5 million, respectively. For the year ended December 31, 2022, the Puerto Rico income tax expense was $2.9 million, as compared to a Puerto Rico income tax expense of $2.4 million and a REIT state and local income tax benefit of $1.2 million for the year ended December 31, 2021. Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax effect of temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities and for the tax effect of carried forward tax attributes such as net operating losses and tax credits.

Income tax expense (benefit) for the years ended December 31, 2022, 2021 and 2020 consists of the following:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Income tax expense (benefit):
Current:
U.S. federal income tax	$11	$—	$—
U.S. state and local income tax	10	(1,228)	4,525
Puerto Rico income tax	78	110	1,293
Total current	99	(1,118)	5,818
Deferred:
U.S. federal income tax	1	5	(6)
Puerto Rico income tax	2,803	2,252	(44,808)
Total deferred	2,804	2,257	(44,814)
Total income tax expense (benefit)	$2,903	$1,139	$(38,996)

Provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to consolidated net income before income taxes as follows:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Federal provision at statutory tax rate(1)	$10,551	$22,880	$12,338
REIT income before income taxes not subject to federal tax provision	(10,539)	(22,875)	(12,339)
State and local income tax provision, net of federal benefit	10	225	11
Puerto Rico income tax provision	2,881	2,362	(43,515)
Change in valuation allowance	—	(1,453)	4,509
Total income tax expense (benefit)	$2,903	$1,139	$(38,996)
(1) Federal statutory tax rate of 21% for the years ended December 31, 2022, 2021 and 2020.

Below is a table summarizing the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021:

	Balance at
(Amounts in thousands)	December 31, 2022	December 31, 2021
Deferred tax assets:
Depreciation	$37,404	$40,793
Amortization of deferred financing costs	650	860
Rental revenue deemed uncollectible	525	735
Charitable contribution	7	7
Net operating loss	1,451	1,425
Valuation allowance	—	(3,061)
Total deferred tax assets	40,037	40,759

Deferred tax liabilities:
Mortgage liability	(3,021)	(1,394)
Straight line rent	(1,009)	(961)
Amortization of acquired leases	(178)	(205)
Accrued interest expense	(1,213)	(779)
Total deferred tax liabilities	(5,421)	(3,339)

Net deferred tax assets	$34,616	$37,420

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

The components of rental revenue for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Rental Revenue
Fixed lease revenue	$290,784	$318,585	$235,488
Variable lease revenue	105,592	103,882	92,792
Total rental revenue	$396,376	$422,467	$328,280

Property, plant and equipment under operating leases as lessor
As of December 31, 2022, 2021 and 2020, substantially all of the Company’s real estate assets are subject to operating leases.

Maturity analysis of lease payments as lessor
The Company’s operating leases, including those with revenue recognized on a cash basis, are disclosed in the aggregate due to their consistent nature as real estate leases. As of December 31, 2022, the undiscounted cash flows to be received from lease payments of our operating leases on an annual basis for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2023	$275,745
2024	254,064
2025	234,884
2026	214,970
2027	196,381
Thereafter	871,650
Total undiscounted cash flows	$2,047,694

Leases as lessee
As of December 31, 2022, the Company had twenty properties in its portfolio either completely or partially on land or in a building owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from two to 77 years and provide us the right to operate the property. We also lease or sublease real estate for our two corporate offices with remaining terms of less than one year.
During the year ended December 31, 2022, the Company reassessed the lease term of one of its ground leases due to our election to renew the ground lease and remeasured the lease liability by using revised inputs as of the reassessment date of the respective lease. As a result of the reassessment, the Company recorded an additional $1.1 million of operating lease ROU asset and corresponding lease liability related to the ground lease.
On December 31, 2020, the Company recognized $5.7 million of operating lease ROU assets and $0.7 million of corresponding operating lease liabilities in connection with the Company’s acquisition of Sunrise Mall, which included the acquisition of the lessee positions of ground leases.

The components of lease expense for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Lease expense
Operating lease cost(1)	$9,707	$10,162	$10,875
Variable lease cost	2,753	2,710	2,792
Total lease expense	$12,460	$12,872	$13,667
(1) During the years ended December 31, 2022, 2021, and 2020 the Company recognized sublease income of $18.6 million, $19.1 million and $17.7 million, respectively, included in rental revenue on the consolidated statements of income and comprehensive income in relation to certain ground and building lease arrangements. Operating lease cost includes amortization of below-market ground lease intangibles and straight-line lease expense.

Supplemental balance sheet information related to leases as of December 31, 2022 and December 31, 2021 was as follows:

	December 31, 2022		December 31, 2021
Supplemental noncash information	Operating leases	Finance lease	Operating leases	Finance lease
Weighted-average remaining lease term	14.3 years	33.2 years	14.8 years	34.2 years
Weighted-average discount rates	4.30%	4.01%	3.98%	4.01%

Supplemental cash information related to leases for the years ended December 31, 2022 and 2021 was as follows:

(Amounts in thousands)	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2022	2021
Operating cash flows from operating leases	$9,284	$9,584
Operating cash flows from finance lease	121	120
Financing cash flows from finance lease	12	11

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$1,852	$772

Maturity analysis of lease payments as lessee
The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented in the table below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability on the consolidated balance sheet by considering the present value discount.

(Amounts in thousands)	Operating	Finance
Year Ending December 31,	leases	lease
2023	$9,321	$109
2024	8,594	109
2025	6,692	109
2026	6,460	124
2027	6,201	127
Thereafter	45,607	6,172
Total undiscounted cash flows	82,875	6,750
Present value discount	(23,086)	(3,734)
Discounted cash flows	$59,789	$3,016

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The table below summarizes the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022:

	As of December 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,976	$—	$1,976
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.
There were no financial assets or liabilities measured at fair value on a recurring basis as of December 31, 2021.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in OCI until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. As of December 31, 2022, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
On June 23, 2022, in conjunction with the refinancing of the mortgage loan encumbering our property Plaza at Woodbridge, we entered into an interest rate cap agreement (the “Cap Agreement”) with a third party to limit the maximum SOFR of our floating rate debt to 3%. On the date of the Cap Agreement, we elected to designate cash flow hedge accounting for this derivative instrument.
The table below summarizes our derivative instruments, which are used to hedge the corresponding variable rate debt, as of December 31, 2022:

(Amounts in thousands)
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$509	$52,947	SOFR + 2.26%	6.27%	5.26%	7/1/2023
Montclair interest rate swap	$1,467	$7,250	LIBOR + 2.57%	6.89%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the years ended December 31, 2022 and 2021:

	Unrealized Gain Recognized in OCI on Derivatives
(Amounts in thousands)	Years ended December 31,
Hedged Instrument	2022	2021
Plaza at Woodbridge interest rate cap	$370	$—
Montclair interest rate swap	286	—
Total	$656	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2022 and December 31, 2021.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our level 2 financial instruments as of December 31, 2022 and December 31, 2021.

	As of December 31, 2022		As of As of December 31, 2021
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,699,491	$1,542,869	$1,695,408	$1,692,674
(1) Carrying amounts exclude unamortized debt issuance costs of $7.8 million and $8.2 million as of December 31, 2022 and December 31, 2021, respectively.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment, when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and changes include macroeconomic conditions, operating performance, and environmental and regulatory changes, which may result in property operational disruption and could indicate that the carrying amount may not be recoverable.
There were no impairment charges recognized during the year ended December 31, 2022.
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
Aggregate impairment charges of $0.5 million and $3.1 million, respectively, are included as an expense within casualty and impairment loss on our consolidated statements of income and comprehensive income for the years ended December 31, 2021 and 2020.

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

Redevelopment and Anchor Repositioning
The Company has 25 active development, redevelopment or anchor repositioning projects with total estimated costs of $216 million, of which $159.7 million remains to be funded as of December 31, 2022. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.6 million and $1.7 million on our consolidated balance sheets as of December 31, 2022 and 2021, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

Bankruptcies
Although our rental revenue is supported by long-term leases, leases may be rejected in a bankruptcy proceeding and the related tenant stores may permanently vacate prior to lease expiration. In the event a tenant with a significant number of leases or square footage in our shopping centers files for bankruptcy and rejects its leases with us, we could experience a reduction in our revenues. We monitor the operating performance and rent collections of all tenants in our shopping centers, especially those tenants in arrears or operating retail formats that are experiencing significant changes in competition, business practice, or store closings in other locations. As of December 31, 2022, we have not experienced any material adverse effects from tenant bankruptcies. On January 17, 2023, Party City filed for Chapter 11 bankruptcy protection. The Company has three leases with Party City comprising approximately 35,000 sf, which generate $1.1 million in annual rental revenue. One of these leases, which generates $0.4 million in annual rental revenue, is a franchise and is not impacted by the bankruptcy filing. Additionally, according to public reports, Bed Bath & Beyond is at risk of filing for bankruptcy and has seven leases with us, including wholly-owned store concepts buybuy Baby and Harmon Face Values. These leases generate $4.6 million in annual rental revenue. At this time we have not experienced any material adverse effects from either tenant but may in the future.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2022	December 31, 2021
Other assets	$18,386	$19,712
Deferred tax asset, net	34,616	37,420
Deferred financing costs, net of accumulated amortization of $7,269 and $5,932, respectively	6,749	2,234
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	12,080	9,982
Insurance	1,391	1,088
Rent, licenses/fees	1,261	951
Total Prepaid expenses and other assets	$77,207	$74,111

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the composition of accounts payable, accrued expenses and other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2022	December 31, 2021
Accrued capital expenditures and leasing costs	$35,732	$19,164
Deferred tenant revenue	28,468	28,898
Accrued interest payable	10,789	9,879
Accrued payroll expenses	9,527	9,134
Security deposits	8,048	6,693
Other liabilities and accrued expenses	6,939	8,057
Finance lease liability	3,016	3,004
Total accounts payable, accrued expenses and other liabilities	$102,519	$84,829

13.     INTEREST AND DEBT EXPENSE
The following table sets forth the details of interest and debt expense:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Interest expense	$55,557	$54,946	$68,184
Amortization of deferred financing costs	3,422	2,992	2,831
Total Interest and debt expense	$58,979	$57,938	$71,015

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
As of December 31, 2022, the Company has not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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

During the years ended December 31, 2022 and December 31, 2021, no shares were repurchased by the Company. As of December 31, 2022, the Company has repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. All share repurchases by the Company were completed between March and April of 2020. There is approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of December 31, 2022, Urban Edge owned approximately 96.1% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the years ended December 31, 2022 and 2021, the Company declared distributions on our common shares and OP units of $0.64 and $0.60 per share/unit, respectively. This comprised regular quarterly dividends of $0.16 and $0.15 per common share and OP unit declared for each quarter in 2022 and 2021, respectively.
During the year ended December 31, 2020 the Company declared distributions on our common shares and OP units of 0.68 per share/unit in the aggregate, which comprised a regular quarterly dividend of $0.22 per common share and OP unit declared for the first quarter of 2020 and a special cash dividend of $0.46 per common share and OP unit declared in December 2020 and paid on January 19, 2021. As a result of COVID-19 and the uncertainties it generated, the Company temporarily suspended quarterly dividend distributions for the second and third quarters of 2020.
We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the years ended December 31, 2022, 2021 and 2020, 5,512, 4,442 and 3,445 shares were issued under the DRIP, respectively.

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
The total of the OP units and LTIP units represent a 4.0% weighted-average interest in the Operating Partnership for the year ended December 31, 2022. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. During the years ended December 31, 2022, 2021 and 2020, 250,000, 100,000 and 1,355,836 units, respectively, were redeemed for an equivalent amount of common shares of the Company.

Noncontrolling Interests in Consolidated Subsidiaries
The Company’s noncontrolling interests relate to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo) and 17.5% held by others in our property in Massapequa, NY. The net income attributable to noncontrolling interests is presented separately in our consolidated statements of income and comprehensive income.

15.     SHARE-BASED COMPENSATION
Omnibus Share Plan
On January 7, 2015 our board and initial shareholder approved the Urban Edge Properties Omnibus Share Plan (the “Omnibus Share Plan”), under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, LTIP units, operating partnership units and restricted shares were granted.

Long-Term Incentive Plans
On February 24, 2017, the Company established the 2017 Outperformance Plan (“2017 OPP”) under the Omnibus Share Plan, a multi-year, performance-based equity compensation plan under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units if, and only if, we achieve predetermined total shareholder return (“TSR”) thresholds and/or the TSRs of certain peer companies over the three-year period beginning on the date the plan was established. The fair value of the 2017 OPP on the date of grant was $4.1 million.
On February 22, 2018, the Company established the 2018 Long-Term Incentive Plan (“2018 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time and performance goals tied to our relative and absolute TSR. Equity awards granted under the 2018 LTI Plan are weighted, in terms of grant date and fair value, 80% performance-based and 20% time-based. The fair value of the 2018 LTI Plan on the date of grant was $3.6 million
On April 4, 2019, the Company established the 2019 Long-Term Incentive Plan (“2019 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-third of the program) and performance goals tied to our relative and absolute TSR during the three-year performance period following their grant (two-thirds of the program). The fair value of the 2019 LTI Plan on the date of grant was $6.3 million.
In the years ending December 31, 2022, 2021, and 2020 we recognized $0.9 million, $2.1 million and $3.5 million, respectively, of compensation expense related to the 2017 OPP, 2018 LTI Plan and 2019 LTI Plan. The compensation expense incurred during the year ended December 31, 2020, included $0.2 million related to the 2015 OPP Plan which expired in February 2020. As of December 31, 2022, there was less than $0.1 million unrecognized compensation cost related to the 2018 LTI Plan.

2018 Inducement Equity Plan
On September 26, 2018, the Company established an equity incentive plan to induce certain executives to join the Company (the “Inducement Plan”). Under the Inducement Plan, the Compensation Committee of the Board of Trustees may grant, subject to any Company performance conditions as specified by the Compensation Committee, awards to individuals who were not previously employees as an inducement material to the individual’s entry into employment with the Company. The terms and conditions of the Inducement Plan and any awards thereunder granted are substantially similar to those under the 2015 Omnibus Share Plan. The Company has granted an aggregate of 352,890 restricted LTIP Units and 2,000,000 stock options under the Inducement Plan with grant date fair values of $7.2 million and $9.3 million, respectively. As of December 31, 2022, there were no outstanding unvested LTIP units or stock options related to this plan.

2020 Long-Term Incentive Plan
On February 20, 2020, the Company established the 2020 Long-Term Incentive Plan (“2020 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-third of the program) and performance goals tied to our relative and absolute TSR during the three-year performance period following their grant (two-thirds of the program). The total grant date fair value under the 2020 LTI Plan was $8.8 million comprising performance-based and time-based awards.

Performance-based awards
For the performance-based awards under the 2020 LTI Plan, participants, have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year Performance Period beginning on February 20, 2020 and ending on February 19, 2023. The Company granted performance-based awards under the 2020 LTI Plan that represent 630,774 LTIP Units. The fair value of the performance-based award portion of the 2020 LTI Plan on the date of grant was $5.9 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. Assumptions include historical volatility (21.4%), risk-free interest rates (1.4%), and historical daily return as compared to certain peer companies.
Under the Absolute TSR component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 11 companies. Under the Relative TSR Component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the

Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if in between such relative and absolute TSR thresholds. During the years ended December 31, 2022, 2021, and 2020, respectively, we recognized $1.1 million, $1.3 million, and $1.1 million of compensation expense related to the performance-based awards under the 2020 LTI Plan.

Time-based awards
The time-based awards granted under the 2020 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. The Company granted time-based awards under the 2020 LTI Plan that represent 169,004 LTIP units with a grant date fair value of $2.9 million. During the years ended December 31, 2022, 2021 and 2020, respectively, we recognized $0.6 million, $0.7 million, and $1.1 million of compensation expense related to the time-based awards under the 2020 LTI Plan.

2021 Long-Term Incentive Plan
On February 10, 2021, the Company established the 2021 Long-Term Incentive Plan (“2021 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time (one-half of the program) and performance goals tied to our relative and absolute TSR during the three-year Performance Period following their grant (one-half of the program). The total grant date fair value under the 2021 LTI Plan was $7.8 million, comprising both performance-based and time-based awards.

Performance-based awards
For the performance-based awards under the 2021 LTI Plan, participants have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year Performance Period beginning on February 10, 2021 and ending on February 9, 2024. The Company granted performance-based awards under the 2021 LTI Plan that represent 398,977 LTIP Units. The fair value of the performance-based award portion of the 2021 LTI Plan on the date of grant was $3.9 million using a Monte Carlo simulation to estimate the fair value through a risk-neutral premise. Assumptions include historical volatility (49.9%), risk-free interest rates (0.2%), and historical daily return as compared to certain peer companies.
Under the Absolute TSR component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 14 companies. Under the Relative TSR Component, 40% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile of the peer group, and 165% of the LTIP Units will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile of the peer group, with earning determined using linear interpolation if in between such relative and absolute TSR thresholds. During the years ended December 31, 2022 and 2021, respectively, we recognized $0.9 million and $1.0 million of compensation expense related to the performance-based awards under the 2021 LTI Plan.

Time-based awards
The time-based awards granted under the 2021 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. As of December 31, 2022, the Company granted time-based awards under the 2021 LTI Plan that represent 273,615 LTIP units with a grant date fair value of $3.9 million. During the years ended December 31, 2022 and 2021, respectively, we recognized $1.3 million and $1.0 million of compensation expense related to the time-based awards under the 2021 LTI Plan.

2022 Long-Term Incentive Plan
On February 11, 2022, the Company established the 2022 Long-Term Incentive Plan (“2022 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP Units that, with respect to one half of the program, vest based solely on the passage of time, and with respect to the other half of the program, are earned and vest if certain relative and absolute TSR and/or FFO growth targets are achieved by the Company over a three-year performance period. The total grant date fair value under the 2022 LTI Plan was $8.6 million comprising both performance-based and time-based awards as described further below:

Performance-based awards
For the performance-based awards under the 2022 LTI plan, participants have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period (the “TSR Performance Period”) beginning on February 11, 2022 and ending on February 10, 2025. Participants also have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s FFO growth component meets certain criteria over the three-year performance measurement period (the “FFO Performance Period”) beginning January 1, 2022 and ending on December 31, 2024. The Company granted performance-based awards under the 2022 LTI Plan representing 349,438 Units. The fair value of the performance-based award portion of the 2022 LTI Plan on the grant date was $4.3 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise. Assumptions include historical volatility (51.0%), risk-free interest rates (1.7%), and historical daily return as compared to certain peer companies.
Under the absolute TSR component, 50% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to 18%, 100% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to 27%, and 200% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to or greater than 36%. The relative TSR component is based on the Company’s performance compared to a peer group comprised of 14 companies. Under the relative TSR Component, 50% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 35th percentile of the peer group, 100% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 55th percentile of the peer group, and 200% of the LTIP Units will be earned if the Company’s TSR over the TSR Performance Period is equal to or above the 75th percentile of the peer group. Under the FFO growth component, 50% of the LTIP Units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 3%, 100% of the LTIP Units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 5%, and 200% of the LTIP Units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to or greater than 7%. If the Company’s performance-based awards are between such thresholds, earnings will be determined using linear interpolation. During the year ended December 31, 2022, we recognized $0.7 million of compensation expense related to the performance-based awards under the 2022 LTI Plan.

Time-based awards
The time-based awards granted under the 2022 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of December 31, 2022, the Company granted time-based awards under the 2022 LTI Plan that represent 266,766 LTIP Units with a grant date fair value of $4.3 million. During the year ended December 31, 2022, we recognized $1.5 million of compensation expense related to the time-based awards under the 2022 LTI Plan.

2023 Long-Term Incentive Plan
On February 10, 2023, the Company established the 2023 Long-Term Incentive Plan (“2023 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP Units that, with respect to one half of the program, vest based solely on the passage of time, and with respect to the other half of the program, are earned and vest if certain relative and absolute TSR and/or FFO and same-property NOI growth targets are achieved by the Company over a three year performance period (one-half of the program). The total grant date fair value under the 2023 LTI Plan was $8.4 million, comprising both performance-based and time-based awards.

Units and Deferred Share Units Granted to Trustees
All trustees are granted annual awards in the form of LTIP units or Deferred Share Units (“DSU”). The following table presents trustee awards granted over the last three years:

Award Date	Award Type	# of Units Granted	Weighted Average Grant Date Fair Value
October 3, 2022	LTIP	15,566	$10.97
September 1, 2022	LTIP	14,194	12.74
June 10, 2022	DSU	8,645	13.88
June 10, 2022	LTIP	51,498	13.99
November 22, 2021	LTIP	10,208	14.17
July 1, 2021	LTIP	12,254	15.02
May 5, 2021	DSU	6,476	15.44
May 5, 2021	LTIP	39,756	15.09
May 6, 2020	DSU	12,121	8.25
May 6, 2020	LTIP	87,117	8.03

Shares Under Option
All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. As of December 31, 2022 and 2021, the Company had 3,930,762 shares under options with a weighted average exercise price per share of $23.19. No options were granted or exercised during the year ended December 31, 2022. As of December 31, 2022, the remaining average contractual term of shares under options was 3.47 years. There are 3,898,628 shares under options exercisable with a weighted average price per share of $23.22 with no intrinsic value as of December 31, 2022.
Restricted Shares
The following table presents information regarding restricted share activity during the years ended December 31, 2022, 2021, and 2020:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2022	49,347	$17.23
Granted	44,214	17.69
Vested	(23,652)	17.39
Forfeited	(16,531)	17.24
Unvested at December 31, 2022	53,378	$17.54
During the year ended December 31, 2022, we granted 44,214 restricted shares that are subject to forfeiture and vest over periods ranging from one to three years. The total grant date value of the 23,652 restricted shares vested during the year ended December 31, 2022 was $0.4 million.

Restricted Units
During the years ended December 31, 2022, 2021 and 2020, respectively, there were 431,330, 335,833, and 297,195 LTIP units issued. During the years ended December 31, 2022, 2021 and 2020, 498,298, 271,635, and 433,016, units vested, respectively. There were no restricted units converted to common shares during the years ended December 31, 2022 and 2021. During the year ended December 31, 2020, 223,553 restricted units were converted to common shares. As of December 31, 2022 the remaining 487,001 units vest over a weighted average period of approximately three years.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Share-based compensation expense components:
LTIP expense(1)	$5,862	$4,909	$7,331
Performance-based LTI expense(2)	3,170	3,865	3,792
Stock option expense	977	1,435	4,991
Restricted share expense	367	461	832
DSU expense	110	149	48
Total Share-based compensation expense	$10,486	$10,819	$16,994
(1) LTIP expense includes the time-based portion of the 2022, 2021, 2020, 2019 and 2018 LTI Plans.
(2) Performance-based LTI expense includes the 2017 OPP plan and the performance-based portion of the 2022, 2021, 2020, 2019 and 2018 LTI Plans.

As of December 31, 2022, we had a total of $9.3 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including unvested stock options, LTIP units, deferred share units, and restricted share awards which were granted under our Omnibus Share Plan as well as OPP awards. This expense is expected to be recognized over a weighted average period of two years.

16.     EARNINGS PER SHARE AND UNIT
Urban Edge Earnings per Share
We have calculated earnings per share (“EPS”) under the two-class method. The two-class method is an earnings allocation methodology whereby EPS for each class of Urban Edge common shares and participating securities is calculated according to dividends declared and participating rights in undistributed earnings. Restricted shares issued pursuant to our share-based compensation program are considered participating securities, and as such, have non-forfeitable rights to receive dividends.
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the years ended December 31, 2022 and 2021 there were options outstanding for 3,930,762 shares that potentially could be exercised for common shares. During the year ended December 31, 2020 there were options outstanding for 4,930,762 shares that potentially could be exercised for common shares. During the years ended December 31, 2022, 2021 and 2020, no options were included in the diluted EPS calculation as their exercise prices were higher than the average market prices of our common shares. In addition, as of December 31, 2022 there were 53,378 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the years ended December 31, 2022, 2021 and 2020 included 59,459, 54,988, and 77,289 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.
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

The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2022	2021	2020
Numerator:
Net income attributable to common shareholders	$46,170	$102,686	$93,589
Less: Earnings allocated to unvested participating securities	(23)	(47)	(62)
Net income available for common shareholders - basic	$46,147	$102,639	$93,527
Impact of assumed conversions:
OP and LTIP units	1,635	3,675	81
Net income available for common shareholders - dilutive	$47,782	$106,314	$93,608

Denominator:
Weighted average common shares outstanding - basic	117,366	117,029	117,722
Effect of dilutive securities:
Restricted share awards	59	55	77
Assumed conversion of OP and LTIP units	4,215	4,363	103
Weighted average common shares outstanding - diluted	121,640	121,447	117,902

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.39	$0.88	$0.79
Earnings per common share - Diluted	$0.39	$0.88	$0.79

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2022	2021	2020
Numerator:
Net income attributable to unitholders	$48,065	$106,982	$97,749
Less: net income attributable to participating securities	(23)	(47)	(62)
Net income available for unitholders	$48,042	$106,935	$97,687

Denominator:
Weighted average units outstanding - basic	121,374	120,966	121,957
Effect of dilutive securities issued by Urban Edge	59	55	77
Unvested LTIP units	207	1,086	777
Weighted average units outstanding - diluted	121,640	122,107	122,811

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.40	$0.88	$0.80
Earnings per unit - Diluted	$0.39	$0.88	$0.80

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2022, the Operating Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 14, 2023, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 14, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Edge Properties LP and subsidiaries (the “Operating Partnership”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Operating Partnership and our report dated February 14, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion
The Operating Partnership's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 14, 2023

ITEM 9B.     OTHER INFORMATION
None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2022, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)

Equity compensation plans approved by security holders	2,791,691	(1)	$19.53	3,977,934	(3)
Equity compensation plans not approved by security holders	170,628	(4)	N/A	N/A
Total	2,962,319		$19.53	3,977,934
(1) Includes an aggregate of (i) 32,134 common shares issuable upon exercise of outstanding unvested options (excluding 2,907,129 common shares issuable upon exercise of outstanding vested options) and (ii) 2,759,557 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”). The LTIP Units outstanding as of December 31, 2022 include 1,087,613 LTIP Units issued pursuant to our 2020 LTI Plan, 2021 LTI Plan, and 2022 LTI Plan which remain subject to performance-based vesting criteria.
(2) The LTIP Units do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.
(3) Includes (i) 1,873,435 common shares remaining available for issuance under the Urban Edge Properties 2015 Omnibus Incentive Plan (the “Plan”) and (ii) 2,104,499 common shares remaining available under the Urban Edge Properties 2015 Employee Share Purchase Plan (“ESPP”). The number of common shares remaining available for issuance under the Plan is based on awards being granted as "Full Value Awards," as defined in the Plan, including awards such as restricted stock, LTIP units or performance units that do not require the payment of an exercise price. If we were to grant awards other than “Full Value Awards," as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance under the Plan would be 3,746,869. Pursuant to the terms of the ESPP, on each January 1 prior to the tenth anniversary of the ESPP’s effective date, an additional number of common shares will be added to the maximum number of shares authorized for issuance under the ESPP equal to the lesser of (a) 0.1% of the total number of common shares outstanding on December 31 of the preceding calendar year and (b) 150,000 common shares; provided that the Compensation Committee of our Board of Trustees may act prior to January 1 of any calendar year to provide that there will be no increase in the share reserve for that calendar year, or that the increase in the share reserve for that calendar year shall be less than the increase that would otherwise occur.
(4) Relates to the Urban Edge Properties 2018 Inducement Equity Plan, which is an omnibus equity plan pursuant to which we may grant a variety of equity awards pursuant to the employment inducement award exemption provided by Section 303A.08 of the New York Stock Exchange Listed Company Manual, including options, share appreciation rights, performance shares, restricted shares and other share-based awards including LTIP Units. A total of 170,628 common shares are authorized to be issued under the 2018 Inducement Equity Plan. The 2018 Inducement Equity Plan has a ten-year term expiring on September 20, 2028 and generally may be amended at any time by our Board of Trustees. Included in the 170,628 common shares authorized to be issued under the 2018 Inducement Equity Plan are an aggregate of (i) 170,628 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”) (excluding 1,000,000 common shares issuable upon exercise of outstanding vested options).
Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2023 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K commencing on page 40.
(2) Financial Statement Schedules
Our financial statement schedules are included in Item 8 of this Annual Report on Form 10-K commencing on page 93.
(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on page 89 and is incorporated herein by reference.
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

3.1	Declaration of Trust of Urban Edge Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 21, 2015)
3.2	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.1 to Form 8-K filed March 2, 2022)
4.1*	Description of Urban Edge Properties’ Securities Registered Under Section 12 of the Securities Exchange Act of 1934
10.1	Limited Partnership Agreement of Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 21, 2015)
10.2
First Amended and Restated Revolving Credit Agreement, by and among Urban Edge Properties LP, as Borrower, the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of August 9, 2022 (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on November 3, 2022)

10.3
Tax Protection Agreement dated as of May 24, 2017, by and among Urban Edge Properties LP; Urban Edge Properties; and Acklinis Yonkers Realty, L.L.C., Acklinis Realty Holding, LLC, Acklinis Original Building, L.L.C., A & R Woodbridge Shopping Center, L.L.C., A & R Millburn Associates, L.P., Ackrik Associates, L.P., A & R Manchester, LLC, A & R Westfield Lincoln Plaza, LLC and A & R Westfield Broad Street, LLC. (incorporated by reference to Exhibit 10.1 to Form 10-Q filed on August 2, 2017)

10.4
Contribution Agreement dated as of April 7, 2017, by and among Urban Edge Properties LP; Urban Edge Properties; and Acklinis Yonkers Realty, L.L.C., Acklinis Realty Holding, LLC, Acklinis Original Building, L.L.C., A & R Woodbridge Shopping Center, L.L.C., A & R Millburn Associates, L.P., Ackrik Associates, L.P., A & R Manchester, LLC, A & R Westfield Lincoln Plaza, LLC and A & R Westfield Broad Street, LLC. (incorporated by reference to Exhibit 10.2 to Form 10-Q filed on August 2, 2017)

10.5
Loan Agreement between VNO Bergen Mall Owner LLC and Wells Fargo Bank, National Association, dated March 25, 2013 (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to Form 10 filed November 13, 2014)

10.6†	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.7†	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.8†	Urban Edge Properties 2018 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed September 26, 2018)
10.9†	Employment Agreement between Urban Edge Properties and Jeffrey S. Olson (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2019)
10.10†	Retention Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 24, 2019)
10.11†	Employment Agreement between Urban Edge Properties and Jeffrey Mooallem (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2022)
10.12†	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)
10.13†	Urban Edge Properties Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.17 to Form 10-K filed on February 16, 2022)
10.14*†	Separation Agreement between Urban Edge Properties and Chris Weilminster
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties
23.2*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties LP
24.1*	Power of Attorney (included on signature page)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: February 14, 2023

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: February 14, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Urban Edge Properties in its own capacity and in its capacity as the sole general partner of Urban Edge Properties LP, and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 14, 2023
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark J. Langer	Chief Financial Officer	February 14, 2023
	Mark J. Langer	(Principal Financial Officer)

By:	/s/ Andrea R. Drazin	Chief Accounting Officer	February 14, 2023
	Andrea R. Drazin	(Principal Accounting Officer)

By:	/s/ Mary L. Baglivo	Trustee	February 14, 2023
Mary L. Baglivo

By:	/s/ Steven H. Grapstein	Trustee	February 14, 2023
Steven H. Grapstein

By:	/s/ Steven J. Guttman	Trustee	February 14, 2023
Steven J. Guttman

By:	/s/ Norman K. Jenkins	Trustee	February 14, 2023
Norman K. Jenkins

By:	/s/ Kevin P. O’Shea	Trustee	February 14, 2023
Kevin P. O’Shea

By:	/s/ Steven Roth	Trustee	February 14, 2023
Steven Roth

By:	/s/ Katherine M. Sandstrom	Trustee	February 14, 2023
Katherine M. Sandstrom

By:	/s/ Douglas W. Sesler	Trustee	February 14, 2023
Douglas W. Sesler

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Baltimore (Towson), MD	$—	$581	$3,227	$18,412	$581	$21,639	$22,220	$(9,592)	1968	1968
Bensalem, PA	—	2,727	6,698	1,610	2,727	8,308	11,035	(4,832)	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	6,824	42,881	6,305	49,705	56,010	(13,634)	1957/ 2009	2003/ 2019
Bergen Town Center - West, Paramus, NJ	300,000	22,930	89,358	424,114	34,288	502,115	536,403	(150,516)	1957/ 2009	2003/ 2020
Brick, NJ	48,636	1,391	11,179	15,712	1,382	26,900	28,282	(18,830)	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	(7,052)	39,668	278,883	318,551	(42,707)	N/A	2007
Bronx (Shops at Bruckner), NY	9,020	—	32,979	11,962	—	44,941	44,941	(3,616)	N/A	2017
Bronx (1750-1780 Gun Hill Road), NY	24,188	6,427	11,885	23,839	6,428	35,723	42,151	(14,198)	2009	2005
Brooklyn (Kingswood Center), NY	69,935	15,690	76,766	(2,894)	15,690	73,872	89,562	(6,007)	N/A	2020
Brooklyn (Kingswood Crossing), NY	—	8,150	64,159	1,648	8,150	65,807	73,957	(5,805)	N/A	2020
Broomall, PA	—	850	2,171	10,098	643	12,476	13,119	(2,205)	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	13,964	5,107	18,656	23,763	(8,785)	1968	1968
Cambridge (leased through 2033)(3), MA	—	—	—	97	—	97	97	(31)	N/A	2007
Carlstadt (leased through 2050)(3), NJ	—	—	16,458	182	—	16,640	16,640	(6,331)	N/A	2007
Charleston (leased through 2063)(3), SC	—	—	3,634	308	—	3,942	3,942	(1,548)	N/A	2006
Cherry Hill (Plaza at Cherry Hill), NJ	29,000	14,602	33,666	(1,314)	12,234	34,720	46,954	(5,933)	N/A	2017
Dewitt (leased through 2041)(3), NY	—	—	7,116	—	—	7,116	7,116	(3,014)	N/A	2006
Rockaway, NJ	27,291	559	6,363	4,884	559	11,247	11,806	(7,608)	1964	1964
East Brunswick, NJ	63,000	2,417	17,169	7,555	2,417	24,724	27,141	(20,136)	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	62,453	2,232	18,241	17,030	2,671	34,832	37,503	(22,365)	1962	1962/ 1998
East Rutherford, NJ	23,000	—	36,727	1,484	—	38,211	38,211	(11,256)	2007	2007
Freeport (Meadowbrook Commons) (leased through 2040)(3), NY	—	—	—	927	—	927	927	(123)	N/A	2005
Freeport (Freeport Commons), NY	43,100	1,231	4,747	4,628	1,593	9,013	10,606	(7,050)	1981	1981
Garfield, NJ	40,300	45	8,068	46,558	44	54,627	54,671	(23,319)	2009	1998
Glenarden, MD (Woodmore Towne Centre)	117,200	28,397	144,834	1,027	28,397	145,861	174,258	(5,423)	N/A	2021
Glenolden, PA	—	850	1,820	873	850	2,693	3,543	(2,400)	1975	1975
Hackensack, NJ	66,400	692	10,219	7,716	692	17,935	18,627	(13,019)	1963	1963
Hazlet, NJ	—	7,400	9,413	(8,028)	5,211	3,574	8,785	(124)	N/A	2007

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Huntington, NY	—	21,200	33,667	29,389	15,875	68,381	84,256	(6,267)	N/A	2007
Hyde Park (Shops at Riverwood), MA	21,466	10,867	19,441	7	10,867	19,448	30,315	(341)	N/A	2022
Inwood, NY	—	12,419	19,097	(1,355)	4,777	25,384	30,161	(4,703)	N/A	2004
Jersey City (Hudson Commons), NJ	27,482	652	7,495	1,186	652	8,681	9,333	(4,444)	1965	1965
Jersey City (Hudson Mall), NJ	21,380	15,824	37,593	1,728	14,289	40,856	55,145	(8,351)	N/A	2017
Kearny, NJ	—	309	3,376	19,174	296	22,563	22,859	(8,075)	1938	1959
Lancaster, PA	—	3,140	63	2,059	3,140	2,122	5,262	(1,241)	1966	1966
Las Catalinas, Puerto Rico	119,633	15,280	64,370	20,051	11,490	88,211	99,701	(36,429)	1996	2002
Lodi (Washington Street), NJ	—	7,606	13,125	(8,806)	3,823	8,102	11,925	(3,448)	N/A	2004
Manalapan, NJ	—	725	7,189	7,264	1,046	14,132	15,178	(11,007)	1971	1971
Manchester, MO	12,500	4,409	13,756	(6,799)	2,858	8,508	11,366	(999)	N/A	2017
Marlton, NJ	37,400	1,611	3,464	14,826	1,385	18,516	19,901	(13,510)	1973	1973
Massapequa, (portion leased through 2069)(3)(4), NY	—	45,153	6,226	34,076	31,195	54,260	85,455	(183)	N/A	2020
Middletown, NJ	30,825	283	5,248	2,977	283	8,225	8,508	(7,087)	1963	1963
Millburn, NJ	22,489	15,783	25,837	(773)	15,783	25,064	40,847	(5,150)	N/A	2017
Montclair, NJ	7,250	66	419	472	66	891	957	(791)	1972	1972
Montehiedra, Puerto Rico	77,531	9,182	66,751	26,281	6,178	96,036	102,214	(44,211)	1996/ 2015	1997
Morris Plains, NJ	—	1,104	6,411	21,447	1,082	27,880	28,962	(9,694)	1961	1985
Mount Kisco, NY	11,760	22,700	26,700	4,780	23,297	30,883	54,180	(10,802)	N/A	2007
New Hyde Park (leased through 2029)(3), NY	—	—	4	—	—	4	4	(4)	1970	1976
Newington, CT	—	2,421	1,200	2,617	2,421	3,817	6,238	(1,613)	1965	1965
Norfolk (leased through 2069)(3), VA	—	—	3,927	15	—	3,942	3,942	(3,938)	N/A	2005
North Bergen (Kennedy Boulevard), NJ	—	2,308	636	261	2,308	897	3,205	(741)	1993	1959
North Bergen (Tonnelle Avenue), NJ	98,870	24,978	10,462	69,471	34,473	70,438	104,911	(23,307)	2009	2006
North Plainfield, NJ	24,658	6,577	13,983	795	6,577	14,778	21,355	(5,990)	1955	1989
Paramus (leased through 2033)(3), NJ	—	—	—	12,569	—	12,569	12,569	(6,764)	1957/ 2009	2003
Queens, NY	—	14,537	12,304	4,548	14,537	16,852	31,389	(3,406)	N/A	2015
Rochester (Henrietta) (leased through 2056)(3), NY	—	—	2,647	1,200	—	3,847	3,847	(3,639)	1971	1971
Rockville, MD	—	3,470	20,599	3,336	3,470	23,935	27,405	(11,365)	N/A	2005
Revere (Wonderland), MA	—	6,323	17,130	1,340	6,323	18,470	24,793	(3,536)	N/A	2019
Salem (leased through 2102)(3), NH	—	6,083	—	(1,821)	2,994	1,268	4,262	(127)	N/A	2006
South Plainfield (leased through 2039)(3), NJ	—	—	10,044	1,950	—	11,994	11,994	(4,750)	N/A	2007
Springfield (leased through 2025)(3), PA	—	—	—	80	—	80	80	(80)	N/A	2005
Staten Island, NY	—	11,446	21,262	5,183	11,446	26,445	37,891	(12,858)	N/A	2004

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Totowa, NJ	50,800	120	11,994	5,075	92	17,097	17,189	(15,757)	1957/ 1999	1957
Union (2445 Springfield Avenue), NJ	45,600	19,700	45,090	—	19,700	45,090	64,790	(17,566)	N/A	2007
Union (Route 22 and Morris Avenue), NJ	—	3,025	7,470	7,240	3,025	14,710	17,735	(7,071)	1962	1962
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	(1,003)	2,699	18,927	21,626	(4,228)	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	3,062	2,589	6,382	8,971	(51)	N/A	2007
Watchung, NJ	25,581	4,178	5,463	3,121	4,441	8,321	12,762	(7,057)	1994	1959
Wheaton (leased through 2060)(3), MD	—	—	5,367	—	—	5,367	5,367	(2,180)	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	(13,072)	3,133	16,494	19,627	(579)	N/A	2007
Woodbridge (Woodbridge Commons), NJ	22,100	1,509	2,675	6,078	1,539	8,723	10,262	(4,341)	1959	1959
Woodbridge (Plaza at Woodbridge), NJ	52,947	21,547	75,017	8,532	21,547	83,549	105,096	(13,971)	N/A	2017
Wyomissing (leased through 2065)(3), PA	—	—	2,646	1,147	—	3,793	3,793	(2,723)	N/A	2005
Yonkers, NY	24,996	63,341	110,635	15,785	65,433	124,328	189,761	(19,970)	N/A	2017

INDUSTRIAL:
East Hanover, NJ	40,700	5,589	57,485	32,889	2,766	93,197	95,963	(23,461)	1972	1972 / 2021
Lodi (Route 17 North), NJ	—	238	9,446	4,488	238	13,934	14,172	(733)	1999	1975

TOTAL UE PROPERTIES	$1,699,491	$595,683	$1,741,570	$981,091	$535,770	$2,782,575	$3,318,345	$(788,946)

Leasehold Improvements, Equipment and Other	—	—	—	8,539	—	8,539	8,539	(2,539)

TOTAL	$1,699,491	$595,683	$1,741,570	$989,630	$535,770	$2,791,114	$3,326,884	$(791,485)
(1)Depreciation of the buildings and improvements are calculated over lives ranging from one to forty years.
(2)Adjusted tax basis for federal income tax purposes was $1.9 billion as of December 31, 2022.
(3)The Company is a lessee under a ground or building lease. The building will revert to the lessor upon lease expiration.
(4)The increase in initial cost to the Company is due to the acquisitions of 40 Carmans Road.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2022	2021	2020
Real Estate
Balance at beginning of period	$3,205,450	$2,946,817	$2,748,785
Additions during the period:
Land	11,984	33,473	68,536
Buildings & improvements	54,082	200,289	145,800
Construction in progress	101,696	97,401	27,550
	3,373,212	3,277,980	2,990,671
Less: Impairments, assets sold, written-off or reclassified as held for sale	(46,328)	(72,530)	(43,854)
Balance at end of period	$3,326,884	$3,205,450	$2,946,817
Accumulated Depreciation
Balance at beginning of period	$753,947	$730,366	$671,946
Additions charged to operating expenses	83,866	80,288	81,691
	837,813	810,654	753,637
Less: Accumulated depreciation on assets sold, written-off or reclassified as held for sale	(46,328)	(56,707)	(23,271)
Balance at end of period	$791,485	$753,947	$730,366