Form 10-Q
period 2023-03-31
Urban Edge Properties; Urban Edge Properties LP
filed 2023-05-09
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of April 28, 2023, Urban Edge Properties had 117,566,144 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2023

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2023 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of March 31, 2023, UE owned an approximate 95.9% ownership interest in UELP. The remaining approximate 4.1% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land	$531,594	$535,770
Buildings and improvements	2,469,064	2,468,385
Construction in progress	292,915	314,190
Furniture, fixtures and equipment	8,804	8,539
Total	3,302,377	3,326,884
Accumulated depreciation and amortization	(801,391)	(791,485)
Real estate, net	2,500,986	2,535,399
Operating lease right-of-use assets	62,386	64,161
Cash and cash equivalents	62,142	85,518
Restricted cash	49,044	43,256
Tenant and other receivables	15,800	17,523
Receivable arising from the straight-lining of rents	65,543	64,713
Identified intangible assets, net of accumulated amortization of $42,613 and $40,983, respectively	60,181	62,856
Deferred leasing costs, net of accumulated amortization of $20,529 and $20,107, respectively	27,649	26,799
Prepaid expenses and other assets	79,913	77,207
Total assets	$2,923,644	$2,977,432

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,686,897	$1,691,690
Operating lease liabilities	58,103	59,789
Accounts payable, accrued expenses and other liabilities	94,766	102,519
Identified intangible liabilities, net of accumulated amortization of $42,719 and $40,816, respectively	91,389	93,328
Total liabilities	1,931,155	1,947,326
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,571,250 and 117,450,951 shares issued and outstanding, respectively	1,174	1,173
Additional paid-in capital	1,010,522	1,011,293
Accumulated other comprehensive income	341	629
Accumulated deficit	(74,034)	(36,104)
Noncontrolling interests:
Operating partnership	40,262	39,209
Consolidated subsidiaries	14,224	13,906
Total equity	992,489	1,030,106
Total liabilities and equity	$2,923,644	$2,977,432

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUE
Rental revenue	$99,354	$99,416
Other income	87	785
Total revenue	99,441	100,201
EXPENSES
Depreciation and amortization	25,084	24,527
Real estate taxes	15,677	15,975
Property operating	17,426	21,205
General and administrative	9,058	11,121
Real estate impairment loss	34,055	—
Lease expense	3,155	3,135
Total expenses	104,455	75,963
Gain on sale of real estate	356	—
Interest income	511	205
Interest and debt expense	(15,293)	(14,004)
Income (loss) before income taxes	(19,440)	10,439
Income tax expense	(706)	(905)
Net income (loss)	(20,146)	9,534
Less net (income) loss attributable to NCI in:
Operating partnership	788	(387)
Consolidated subsidiaries	240	339
Net income (loss) attributable to common shareholders	$(19,118)	$9,486

Earnings (loss) per common share - Basic:	$(0.16)	$0.08
Earnings (loss) per common share - Diluted:	$(0.16)	$0.08
Weighted average shares outstanding - Basic	117,450	117,330
Weighted average shares outstanding - Diluted	117,450	117,393

Net income (loss)	$(20,146)	$9,534
Effective portion of change in fair value of derivatives	(300)	—
Comprehensive income (loss)	(20,446)	9,534
Less comprehensive loss attributable to NCI in:
Operating partnership	12	—
Less net (income) loss attributable to NCI in:
Operating partnership	788	(387)
Consolidated subsidiaries	240	339
Comprehensive income (loss) attributable to common shareholders	$(19,406)	$9,486

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares				Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,170	$1,001,253	$(7,091)	$39,616	$12,946	$1,047,894
Net income attributable to common shareholders	—	—	—	9,486	—	—	9,486
Net income (loss) attributable to NCI	—	—	—	—	387	(339)	48
Limited partnership interests:
Units redeemed for common shares	250,000	3	2,121	—	2,124	—	4,248
Units redeemed for cash	—	—	—	—	—	—	—
Reallocation of NCI	—	—	(2,619)	—	(1,629)	—	(4,248)
Common shares issued	37,741	—	20	(21)	—	—	(1)
Dividends to common shareholders ($0.16 per share)	—	—	—	(18,773)	—	—	(18,773)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	(773)	—	(773)
Contributions from noncontrolling interests	—	—	—	—	—	745	745
Share-based compensation expense	—	—	321	—	2,276	—	2,597
Share-based awards retained for taxes	(4,992)	—	(90)	—	—	—	(90)
Balance, March 31, 2022	117,430,735	$1,173	$1,001,006	$(16,399)	$42,001	$13,352	$1,041,133

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2022	117,450,951	$1,173	$1,011,293	$629	$(36,104)	$39,209	$13,906	$1,030,106
Net loss attributable to common shareholders	—	—	—	—	(19,118)	—	—	(19,118)
Net loss attributable to NCI	—	—	—	—	—	(788)	(240)	(1,028)
Other comprehensive loss	—	—	—	(288)	—	(12)	—	(300)
Limited partnership interests:
Units redeemed for common shares	20,000	—	161	—	—	161	—	322
Reallocation of NCI	—	—	(1,108)	—	—	786	—	(322)
Common shares issued	107,936	1	21	—	(22)	—	—	—
Dividends to common shareholders ($0.16 per share)	—	—	—	—	(18,790)	—	—	(18,790)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	—	(809)	—	(809)
Contributions from noncontrolling interests	—	—	—	—	—	—	558	558
Share-based compensation expense	—	—	292	—	—	1,715	—	2,007
Share-based awards retained for taxes	(7,637)	—	(137)	—	—	—	—	(137)
Balance, March 31, 2023	117,571,250	$1,174	$1,010,522	$341	$(74,034)	$40,262	$14,224	$992,489

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,146)	$9,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,812	24,968
Gain on sale of real estate	(356)	—
Real estate impairment loss	34,055	—
Amortization of below market leases, net	(1,508)	(1,974)
Noncash lease expense	1,775	1,743
Straight-lining of rent	(830)	(511)
Share-based compensation expense	2,007	2,597
Change in operating assets and liabilities:
Tenant and other receivables	1,723	(1,507)
Deferred leasing costs	(1,928)	(1,025)
Prepaid expenses and other assets	(3,489)	2,893
Lease liabilities	(1,686)	(1,648)
Accounts payable, accrued expenses and other liabilities	(6,007)	(10,549)
Net cash provided by operating activities	29,422	24,521
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(23,153)	(19,078)
Proceeds from sale of operating properties	356	—
Acquisitions of real estate	—	(3,940)
Net cash used in investing activities	(22,797)	(23,018)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(5,028)	(4,421)
Dividends to common shareholders	(18,790)	(18,773)
Distributions to redeemable noncontrolling interests	(809)	(773)
Taxes withheld for vested restricted shares	(137)	(90)
Contributions from noncontrolling interests	558	745
Debt issuance costs	(7)	—
Net cash used in financing activities	(24,213)	(23,312)
Net decrease in cash and cash equivalents and restricted cash	(17,588)	(21,809)
Cash and cash equivalents and restricted cash at beginning of period	128,774	219,836
Cash and cash equivalents and restricted cash at end of period	$111,186	$198,027

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $2,669 and $1,733, respectively	$14,582	$13,261
Cash payments for income taxes	9	896
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	32,579	19,204
Write-off of fully depreciated and impaired assets	35,088	742
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,518	$164,478
Restricted cash at beginning of period	43,256	55,358
Cash and cash equivalents and restricted cash at beginning of period	$128,774	$219,836

Cash and cash equivalents at end of period	$62,142	$151,789
Restricted cash at end of period	49,044	46,238
Cash and cash equivalents and restricted cash at end of period	$111,186	$198,027

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	March 31,	December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land	$531,594	$535,770
Buildings and improvements	2,469,064	2,468,385
Construction in progress	292,915	314,190
Furniture, fixtures and equipment	8,804	8,539
Total	3,302,377	3,326,884
Accumulated depreciation and amortization	(801,391)	(791,485)
Real estate, net	2,500,986	2,535,399
Operating lease right-of-use assets	62,386	64,161
Cash and cash equivalents	62,142	85,518
Restricted cash	49,044	43,256
Tenant and other receivables	15,800	17,523
Receivable arising from the straight-lining of rents	65,543	64,713
Identified intangible assets, net of accumulated amortization of $42,613 and $40,983, respectively	60,181	62,856
Deferred leasing costs, net of accumulated amortization of $20,529 and $20,107, respectively	27,649	26,799
Prepaid expenses and other assets	79,913	77,207
Total assets	$2,923,644	$2,977,432

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,686,897	$1,691,690
Operating lease liabilities	58,103	59,789
Accounts payable, accrued expenses and other liabilities	94,766	102,519
Identified intangible liabilities, net of accumulated amortization of $42,719 and $40,816, respectively	91,389	93,328
Total liabilities	1,931,155	1,947,326
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 117,571,250 and 117,450,951 units outstanding, respectively	1,011,696	1,012,466
Limited partners: 5,046,501 and 4,713,558 units outstanding, respectively	44,472	41,810
Accumulated other comprehensive income	341	629
Accumulated deficit	(78,244)	(38,705)
Total partners’ capital	978,265	1,016,200
Noncontrolling interest in consolidated subsidiaries	14,224	13,906
Total equity	992,489	1,030,106
Total liabilities and equity	$2,923,644	$2,977,432

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2023	2022
REVENUE
Rental revenue	$99,354	$99,416
Other income	87	785
Total revenue	99,441	100,201
EXPENSES
Depreciation and amortization	25,084	24,527
Real estate taxes	15,677	15,975
Property operating	17,426	21,205
General and administrative	9,058	11,121
Real estate impairment loss	34,055	—
Lease expense	3,155	3,135
Total expenses	104,455	75,963
Gain on sale of real estate	356	—
Interest income	511	205
Interest and debt expense	(15,293)	(14,004)
Income (loss) before income taxes	(19,440)	10,439
Income tax expense	(706)	(905)
Net income (loss)	(20,146)	9,534
Less net loss attributable to NCI in consolidated subsidiaries	240	339
Net income (loss) attributable to unitholders	$(19,906)	$9,873

Earnings (loss) per unit - Basic:	$(0.16)	$0.08
Earnings (loss) per unit - Diluted:	$(0.16)	$0.08
Weighted average units outstanding - Basic	121,752	121,188
Weighted average units outstanding - Diluted	121,752	122,187

Net income (loss)	$(20,146)	$9,534
Effective portion of change in fair value of derivatives	(300)	—
Comprehensive income (loss)	(20,446)	9,534
Less net loss attributable to NCI in consolidated subsidiaries	240	339
Comprehensive income (loss) attributable to unitholders	$(20,206)	$9,873

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,002,423	4,662,654	$41,030	$(8,505)	$12,946	$1,047,894
Net income attributable to common shareholders	—	—	—	—	9,873	—	9,873
Net loss attributable to NCI	—	—	—	—	—	(339)	(339)
Common units issued as a result of common shares issued by Urban Edge	37,741	20	590,766	—	(21)	—	(1)
Equity redemption of OP units	250,000	2,124	(250,000)	2,124	—	—	4,248
Reallocation of NCI	—	(2,619)	—	(1,629)	—	—	(4,248)
Distributions to Partners ($0.16 per unit)	—	—	—	—	(19,546)	—	(19,546)
Contributions from noncontrolling interests	—	—	—	—	—	745	745
Share-based compensation expense	—	321	—	2,276	—	—	2,597
Share-based awards retained for taxes	(4,992)	(90)	—	—	—	—	(90)
Balance, March 31, 2022	117,430,735	$1,002,179	5,003,420	$43,801	$(18,199)	$13,352	$1,041,133
(1) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of March 31, 2022 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2022	117,450,951	$1,012,466	4,713,558	$41,810	$629	$(38,705)	$13,906	$1,030,106
Net loss attributable to unitholders	—	—	—	—	—	(19,906)	—	(19,906)
Net loss attributable to NCI	—	—	—	—	—	—	(240)	(240)
Other comprehensive loss	—	—	—	—	(288)	(12)	—	(300)
Common units issued as a result of common shares issued by Urban Edge	107,936	22	352,943	—	—	(22)	—	—
Equity redemption of OP units	20,000	161	(20,000)	161	—	—	—	322
Reallocation of noncontrolling interests	—	(1,108)	—	786	—	—	—	(322)
Distributions to Partners ($0.16 per unit)	—	—	—	—	—	(19,599)	—	(19,599)
Contributions from noncontrolling interests	—	—	—	—	—	—	558	558
Share-based compensation expense	—	292	—	1,715	—	—	—	2,007
Share-based awards retained for taxes	(7,637)	(137)	—	—	—	—	—	(137)
Balance, March 31, 2023	117,571,250	$1,011,696	5,046,501	$44,472	$341	$(78,244)	$14,224	$992,489
(2) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of March 31, 2023 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(20,146)	$9,534
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,812	24,968
Gain on sale of real estate	(356)	—
Real estate impairment loss	34,055	—
Amortization of below market leases, net	(1,508)	(1,974)
Noncash lease expense	1,775	1,743
Straight-lining of rent	(830)	(511)
Share-based compensation expense	2,007	2,597
Change in operating assets and liabilities:
Tenant and other receivables	1,723	(1,507)
Deferred leasing costs	(1,928)	(1,025)
Prepaid expenses and other assets	(3,489)	2,893
Lease liabilities	(1,686)	(1,648)
Accounts payable, accrued expenses and other liabilities	(6,007)	(10,549)
Net cash provided by operating activities	29,422	24,521
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(23,153)	(19,078)
Proceeds from sale of operating properties	356	—
Acquisitions of real estate	—	(3,940)
Net cash used in investing activities	(22,797)	(23,018)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(5,028)	(4,421)
Distributions to partners	(19,599)	(19,546)
Taxes withheld for vested restricted units	(137)	(90)
Contributions from noncontrolling interests	558	745
Debt issuance costs	(7)	—
Net cash used in financing activities	(24,213)	(23,312)
Net decrease in cash and cash equivalents and restricted cash	(17,588)	(21,809)
Cash and cash equivalents and restricted cash at beginning of period	128,774	219,836
Cash and cash equivalents and restricted cash at end of period	$111,186	$198,027

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $2,669 and $1,733, respectively	$14,582	$13,261
Cash payments for income taxes	9	896
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	32,579	19,204
Write-off of fully depreciated and impaired assets	35,088	742
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,518	$164,478
Restricted cash at beginning of period	43,256	55,358
Cash and cash equivalents and restricted cash at beginning of period	$128,774	$219,836

Cash and cash equivalents at end of period	$62,142	$151,789
Restricted cash at end of period	49,044	46,238
Cash and cash equivalents and restricted cash at end of period	$111,186	$198,027

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2023, Urban Edge owned approximately 95.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of March 31, 2023, our portfolio consisted of 70 shopping centers, two outlet centers, two malls and two industrial parks totaling approximately 17.2 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”).
The consolidated balance sheets as of March 31, 2023 and December 31, 2022 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of March 31, 2023 and December 31, 2022, excluding the Operating Partnership, we consolidated two VIEs with total assets of $47.4 million and $47.6 million, respectively, and total liabilities of $23.0 million and $23.2 million, respectively. The consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and 2022 include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior period balances have been reclassified in order to conform to the current period presentation.
Our primary business is the ownership, management, acquisition, redevelopment, and development of retail shopping centers and malls. We do not distinguish from our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information at the individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance. None of our tenants accounted for more than 10% of our revenue or property operating income as of March 31, 2023.

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

Recently Issued Accounting Literature — In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01 Reference Rate Reform (ASC 848): Scope which provide temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 were effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848, which extended the final sunset date from December 31, 2022 to December 31, 2024. There were no modifications to our existing debt agreements as a result of reference rate reform in the current year, however, we refinanced two loans in 2022 previously indexed to LIBOR, which are now indexed to the Secured Overnight Financing Rate (“SOFR”) and the Prime

Rate. We plan to transition all variable rate loans currently indexed to LIBOR to SOFR, based on discussions with our lenders and do not expect the transitions to have a material impact on the loans affected.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the three months ended March 31, 2023, no acquisitions were completed by the Company. During the three months ended March 31, 2022, we closed on the following acquisition:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
February 24, 2022	40 Carmans Road(2)	Massapequa	NY	12,000	$4,260
(1) The total purchase price for the property acquired during the three months ended March 31, 2022 includes $0.1 million of transaction costs.
(2) The outparcel is included with Sunrise Mall in our total property count and for the purpose of calculating our non-GAAP metrics. The Company has an 82.5% controlling interest in the property with the remaining 17.5% owned by others.

The 12,000 sf outparcel acquired in February 2022, located at 40 Carmans Road, is adjacent to the entrance of our mall in Massapequa, NY. The aggregate purchase price of this outparcel has been allocated to buildings and improvements, and land of $3.1 million and $1.1 million, respectively.
Dispositions
During the three months ended March 31, 2023 and 2022, no dispositions were completed by the Company. During the three months ended March 31, 2023, we recognized a gain on sale of real estate of $0.4 million in connection with the release of escrow funds related to a property disposed of in a prior period.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $60.2 million and $91.4 million, respectively, as of March 31, 2023 and $62.9 million and $93.3 million, respectively, as of December 31, 2022.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $1.5 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.4 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.
The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2023 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2023(1)	$5,809	$(756)	$(6,860)
2024	7,512	(920)	(7,786)
2025	7,332	(725)	(6,315)
2026	6,955	(606)	(5,613)
2027	6,677	(458)	(5,085)
2028	6,030	(441)	(4,550)
(1) Remainder of 2023

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2023 and December 31, 2022.

(Amounts in thousands)	Maturity	Interest Rate at March 31, 2023	March 31, 2023	December 31, 2022
Mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	6.53%	$27,344	$27,482
Greenbrook Commons(1)	11/15/2024	6.53%	25,452	25,581
Gun Hill Commons(1)	12/1/2024	6.53%	24,065	24,188
Plaza at Cherry Hill(2)	6/15/2025	8.50%	29,000	29,000
Plaza at Woodbridge(3)	6/8/2027	5.26%	52,947	52,947
Total variable rate debt			158,808	159,198
Fixed rate
Bergen Town Center(5)	4/8/2023	3.56%	300,000	300,000
Shops at Bruckner(6)	5/1/2023	3.90%	8,847	9,020
Hudson Mall	12/1/2023	5.07%	21,184	21,380
Yonkers Gateway Center	4/6/2024	4.16%	24,537	24,996
Brick Commons	12/10/2024	3.87%	48,401	48,636
West End Commons	12/10/2025	3.99%	24,544	24,658
Las Catalinas Mall	2/1/2026	4.43%	118,401	119,633
Town Brook Commons	12/1/2026	3.78%	30,678	30,825
Rockaway River Commons	12/1/2026	3.78%	27,161	27,291
Hanover Commons	12/10/2026	4.03%	62,176	62,453
Tonnelle Commons	4/1/2027	4.18%	98,438	98,870
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	22,369	22,489
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center(7)	2/6/2028	5.07%	69,714	69,935
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	37,234	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,526	40,700
Union (Vauxhall)	12/10/2028	4.01%	45,600	45,600
The Shops at Riverwood	6/24/2029	4.25%	21,466	21,466
Freeport Commons	12/10/2029	4.07%	43,100	43,100
The Outlets at Montehiedra	6/1/2030	5.00%	77,057	77,531
Montclair(4)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	40,130	40,300
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Mount Kisco Commons	11/15/2034	6.40%	11,598	11,760
Total fixed rate debt			1,535,411	1,540,293
Total mortgages payable			1,694,219	1,699,491
	Unamortized debt issuance costs		(7,322)	(7,801)
Total mortgages payable, net			$1,686,897	$1,691,690

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
(5)On April 6, 2023, the Company refinanced the $300 million loan for Bergen Town Center that matured on April 8, 2023 with a new 7-year, $290 million loan at a fixed interest rate of 6.3%.

(6)On May 1, 2023 the Company entered into a forbearance agreement to extend the loan maturity date by 30 days to June 1, 2023, with an option to extend for an additional 30 days to July 1, 2023.
(7)Subsequent to March 31, 2023, the Company notified the servicer that the cash flows generated by the property are insufficient to cover the debt service and that it is unwilling to fund future shortfalls. Upon notice, the mortgage was transferred to special servicing at the Company’s request.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.5 billion as of March 31, 2023. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2023, we were in compliance with all debt covenants.
As of March 31, 2023, the principal repayments of the Company’s total outstanding debt for the remainder of 2023 and the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2023(1)(2)	$346,225
2024	166,380
2025	72,683
2026	229,553
2027	316,771
2028	272,934
Thereafter	289,673
(1) Remainder of 2023.
(2) On April 6, 2023, the Company refinanced the loan for Bergen Town Center that matured on April 8, 2023, with a new 7-year fixed rate loan, reducing our principal payments due in the remainder of 2023 by $300 million.

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
On June 3, 2020, we entered into a third amendment to the Agreement which, among other things, modified certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter period annualized.
On August 9, 2022, we amended and restated the Agreement, in order to, among other things, increase the credit facility size by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the amended and restated Agreement are subject to interest at SOFR plus 1.05% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over SOFR and the facility fee are based on our current leverage ratio and are subject to change. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x.
No amounts were drawn or outstanding under the Agreement as of March 31, 2023 or December 31, 2022. Financing costs associated with executing the Agreement of $6.3 million and $6.7 million as of March 31, 2023 and December 31, 2022, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net. Subsequent to quarter end, the Company obtained two letters of credit issued under the Agreement, reducing the available balance of the facility to approximately $776.2 million. Refer to the “Mortgage on Bergen Town Center” disclosure below for more information.

Mortgage on Bergen Town Center
On April 6, 2023, the Company refinanced the mortgage loan secured by Bergen Town Center with a new 7-year, $290 million loan at a fixed interest rate of 6.3%. The proceeds from the new loan were used to pay down the Company’s previous mortgage on the property, which had an outstanding balance of $300 million, with the remainder paid using cash on hand. In connection with the refinancing, the Company obtained two letters of credit issued under our Revolving Credit Agreement aggregating $23.8 million to serve as collateral to secure the Company’s obligation to the lenders in relation to certain leasing and capital expenditure reserves required per the loan agreement. The issuance of these letters has reduced the available balance under the Agreement to approximately $776.2 million. We have not recorded any liabilities associated with these letters of credit.

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
While it is possible that we will be able to repay the loan at the discounted value in the future, such repayment is contingent upon certain factors including the future operating performance of the property as well as the ability to meet all required payments on the loan. Therefore, in accordance with ASC 470-60 Troubled Debt Restructurings, the Company did not recognize a gain at the time of the restructuring, as the future cash payments, including contingent payments, are greater than the carrying value of the mortgage payable.
We have accrued interest of $5.4 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of March 31, 2023. We incurred $1.2 million of lender fees in connection with the loan modification, which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under ASC 470-60.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 3.5 years. As of March 31, 2023, the remaining exposure under the guarantee is $7.6 million. There was no separate liability recorded related to this guarantee.

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
For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the three months ended March 31, 2023 and 2022, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the three months ended March 31, 2023, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three months ended March 31, 2023 and 2022, the Puerto Rico income tax expense was $0.7 million and $0.9 million, respectively. The REIT was not subject to any material state and local income tax expense or benefit for the three months ended March 31, 2023 and 2022. All amounts for the three months ended March 31, 2023 and 2022 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three months ended March 31, 2023 and 2022. The components of rental revenue for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Rental Revenue
Fixed lease revenue	$73,499	$70,341
Variable lease revenue(1)	25,855	29,075
Total rental revenue	$99,354	$99,416
(1) Percentage rents for the three months ended March 31, 2023 and 2022 were $0.8 million and $1.2 million, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,606	$—	$1,606

	As of December 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,976	$—	$1,976
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. As of March 31, 2023, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of March 31, 2023 and December 31, 2022:

(Amounts in thousands)	As of March 31, 2023
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$332	$52,947	SOFR + 2.26%	6.82%	5.26%	7/1/2023
Montclair interest rate swap	1,274	7,250	LIBOR + 2.57%	7.25%	3.15%	8/15/2030

(Amounts in thousands)	As of December 31, 2022
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$509	$52,947	SOFR + 2.26%	6.27%	5.26%	7/1/2023
Montclair interest rate swap	1,467	7,250	LIBOR + 2.57%	6.89%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three months ended March 31, 2023 and 2022:

	Unrealized Gain (Loss) Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended March 31,
Hedged Instrument	2023	2022
Plaza at Woodbridge interest rate cap	$(108)	$—
Montclair interest rate swap	(192)	—
Total	$(300)	$—

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our Level 2 financial instruments as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023		As of December 31, 2022
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,694,219	$1,583,184	$1,699,491	$1,542,869
(1) Carrying amounts exclude unamortized debt issuance costs of $7.3 million and $7.8 million as of March 31, 2023 and December 31, 2022, respectively.

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
As a result of our quarterly impairment evaluation, we recognized an impairment charge on our property, Kingswood Center, an office and retail center acquired in February 2020, located in Brooklyn, NY. In March of 2023, a tenant representing 50,000 sf informed us that they intend to vacate early next year, and a tenant representing 17,000 sf terminated their lease effective in April of 2023. As a result of these events and the uncertainty of the office market, we determined that the undiscounted future cash flows and future terminal value were less than the carrying value of the property. The mortgage on the property was recently transferred to special servicing at the Company's request considering the 2023 projected NOI will not cover debt service.
The impairment charge of $34.1 million was calculated as the difference between the asset's individual carrying value and the estimated fair value of $49 million less estimated selling costs, which was based on the discounted future cash flows and future terminal value. The discounted cash flows and terminal value utilized a discount rate of 8% and capitalization rates of 6% for retail and 7% for office, which were corroborated by third-party valuations and market data. The Company believes the inputs utilized to measure the fair value were reasonable in the context of applicable market conditions, however, due to the significance of the unobservable inputs in the overall fair value measures, the Company determined that such fair value measurements are classified as Level 3. The impairment charge is recorded within the real estate impairment loss line item on our consolidated statements of income and comprehensive income for the three months ended March 31, 2023. No impairment charges were recognized during the three months ended March 31, 2022.
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

Redevelopment and Anchor Repositioning
The Company has 24 active development, redevelopment or anchor repositioning projects with total estimated costs of $217.7 million, of which $150 million remains to be funded as of March 31, 2023. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.6 million on our consolidated balance sheets as of March 31, 2023 and December 31, 2022, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
On April 23, 2023, Bed Bath & Beyond filed for Chapter 11 bankruptcy protection. Bed Bath & Beyond has six leases with us, including those with wholly-owned store concepts buybuy Baby and Harmon Face Values. We have three leases with Harmon Face Values, totaling 18,000 sf that generate $0.5 million in annual rental revenue. Harmon Face Values ceased operations at all three locations during the quarter ended March 31, 2023. The remaining three leases with Bed Bath & Beyond generate an additional $3.1 million in annual rental revenue and remain open as of March 31, 2023. Given the recent bankruptcy filing, it is uncertain whether these stores will continue to operate, close permanently, or whether they will be sold to other operators as part of the bankruptcy proceedings.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2023	December 31, 2022
Deferred tax asset, net	$33,933	$34,616
Other assets	18,823	18,386
Deferred financing costs, net of accumulated amortization of $7,682 and $7,269, respectively	6,336	6,749
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	7,584	12,080
Insurance	9,189	1,391
Licenses/fees	1,324	1,261
Total prepaid expenses and other assets	$79,913	$77,207

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2023	December 31, 2022
Accrued capital expenditures and leasing costs	$33,753	$35,732
Deferred tenant revenue	28,104	28,468
Accrued interest payable	10,812	10,789
Security deposits	8,174	8,048
Other liabilities and accrued expenses	7,906	6,939
Finance lease liability	3,019	3,016
Accrued payroll expenses	2,998	9,527
Total accounts payable, accrued expenses and other liabilities	$94,766	$102,519

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Interest expense	$14,337	$13,259
Amortization of deferred financing costs	956	745
Total interest and debt expense	$15,293	$14,004

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
As of March 31, 2023, the Company has not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

Share Repurchase Program
The Company has a share repurchase program for up to $200 million, under which the Company may repurchase its shares from time to time in the open market or in privately negotiated transactions in compliance with SEC Rule 10b-18. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The share repurchase program does not obligate the Company to acquire any particular amount of common shares and may be suspended or discontinued at any time at the Company’s discretion.
During the three months ended March 31, 2023 and 2022, no shares were repurchased by the Company. As of March 31, 2023, the Company has repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. All share repurchases by the Company were completed between March and April of 2020. There is approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of March 31, 2023, Urban Edge owned approximately 95.9% of the outstanding common OP units with the remaining limited OP units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended March 31, 2023 and 2022, the Company declared distributions on common shares and OP units of $0.16 per share/unit.

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
The total of the OP units and LTIP units represent a 4.0% weighted-average interest in the Operating Partnership for the three months ended March 31, 2023. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Share-based compensation expense components:
Time-based LTIP expense(1)	$987	$1,232
Performance-based LTIP expense(2)	728	1,045
Restricted share expense	239	60
Deferred share unit (“DSU”) expense	33	25
Stock option expense	20	235
Total Share-based compensation expense	$2,007	$2,597
(1) Expense for the three months ended March 31, 2023 includes the 2023, 2022, 2021, 2020 and 2019 LTI Plans.
(2) Expense for the three months ended March 31, 2023 includes the 2017 OPP plan and the 2023, 2022, 2021, 2020, 2019, and 2018 LTI Plans.

Equity award activity during the three months ended March 31, 2023 included: (i) 257,561 LTIP units granted, (ii) 176,268 LTIP units vested, (iii) 72,227 restricted shares granted, (iv) 32,134 stock options vested, and (v) 29,939 restricted shares vested.

2023 Long-Term Incentive Plan
On February 10, 2023, the Company established the 2023 Long-Term Incentive Plan (“2023 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time. With respect to the other half of the program, the awards are earned and vest if certain relative and absolute total shareholder return (“TSR”) and/or funds from operations (“FFO”) and same-property net operating income (“SP NOI”) growth targets are achieved by the Company over a three-year performance period. The total grant date fair value under the 2023 LTI Plan was $7.4 million, comprising both performance-based and time-based awards as described further below:

Performance-based awards
For the performance-based awards under the 2023 LTI plan, participants have the opportunity to earn awards in the form of LTIP units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period beginning on February 10, 2023 and ending on February 9, 2026. Participants also have the opportunity to earn awards in the form of LTIP units if Urban Edge’s FFO growth component and SP NOI growth component meets certain criteria over the three-year performance measurement period beginning January 1, 2023 and ending on December 31, 2025. The Company granted performance-based awards under the 2023 LTI Plan representing 309,611 units. The fair value of the performance-based award portion of the 2023 LTI Plan on the grant date was $3.7 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise. Assumptions include historical volatility (53.3%), risk-free interest rates (4.2%), and historical daily return as compared to certain peer companies.

Time-based awards
The time-based awards granted under the 2023 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of March 31, 2023, the Company granted time-based awards under the 2023 LTI Plan that represent 257,561 LTIP units with a grant date fair value of $3.7 million.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$(19,118)	$9,486
Less: (Earnings) loss allocated to unvested participating securities	13	(5)
Net income (loss) available for common shareholders - basic	$(19,105)	$9,481
Impact of assumed conversions:
OP and LTIP Units	—	—
Net income (loss) available for common shareholders - dilutive	$(19,105)	$9,481

Denominator:
Weighted average common shares outstanding - basic	117,450	117,330
Effect of dilutive securities(1):
Restricted share awards	—	63
Assumed conversion of OP and LTIP Units	—	—
Weighted average common shares outstanding - diluted	117,450	117,393

Earnings per share available to common shareholders:
Earnings (loss) per common share - Basic	$(0.16)	$0.08
Earnings (loss) per common share - Diluted	$(0.16)	$0.08
(1) For the three months ended March 31, 2023 and 2022, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2023	2022
Numerator:
Net income (loss) attributable to unitholders	$(19,906)	$9,873
Less: net (income) loss attributable to participating securities	13	(5)
Net income (loss) available for unitholders	$(19,893)	$9,868

Denominator:
Weighted average units outstanding - basic	121,752	121,188
Effect of dilutive securities issued by Urban Edge	—	63
Unvested LTIP Units	—	936
Weighted average units outstanding - diluted	121,752	122,187

Earnings per unit available to unitholders:
Earnings (loss) per unit - Basic	$(0.16)	$0.08
Earnings (loss) per unit - Diluted	$(0.16)	$0.08

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the ongoing COVID-19 pandemic and related COVID-19 variants; (ii) the loss or bankruptcy of major tenants; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as rising inflation and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors, including the discontinuation of USD LIBOR, which will be replaced by SOFR after June 30, 2023; (ix) the Company’s ability to pay down, refinance, hedge, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of March 31, 2023, Urban Edge owned approximately 95.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of March 31, 2023, our portfolio consisted of 70 shopping centers, two outlet centers, two malls and two industrial parks totaling approximately 17.2 million square feet.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 contains a description of our critical accounting estimates, including collectibility, valuing acquired assets and liabilities and impairments. For the three months ended March 31, 2023, there were no material changes to these estimates.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. In the five years preceding 2021, inflation levels remained relatively low compared to historical averages. However, in recent years there has been a rise in inflation due in part to the current economic climate and volatility in the financial markets. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. The Federal Reserve has taken measures to suppress inflation by way of benchmark interest rate hikes, resulting in an increase in interest rates. As of March 31, 2023, approximately 91% of our outstanding debt is fixed rate, with the remaining 9% indexed to LIBOR, SOFR or the Prime Rate, plus an applicable margin per the loan agreements. We utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of March 31, 2023, we were counter-party to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for, and are designated as, hedging instruments. While we have not experienced any material adverse effects at this time, we are actively managing our business to respond to the ongoing economic and social impact from such events. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Net income (loss)	$(20,146)	$9,534
FFO applicable to diluted common shareholders(1)	38,602	34,171
NOI(1)	61,146	57,062
Same-property NOI(1)	56,686	53,912
(1) Refer to pages 29-30 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022
Net loss for the three months ended March 31, 2023 was $20.1 million, compared to net income of $9.5 million for the three months ended March 31, 2022. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended March 31, 2023 as compared to the same period in 2022:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022	$ Change
Total revenue	$99,441	$100,201	$(760)
Depreciation and amortization	25,084	24,527	557
Real estate taxes	15,677	15,975	(298)
Property operating expenses	17,426	21,205	(3,779)
General and administrative expenses	9,058	11,121	(2,063)
Real estate impairment loss	34,055	—	34,055
Interest and debt expense	15,293	14,004	1,289
Total revenue decreased by $0.8 million to $99.4 million in the first quarter of 2023 from $100.2 million in the first quarter of 2022. The decrease is primarily attributable to:
•$2.0 million decrease in tenant reimbursements as a result of lower operating expenses;
•$0.8 million decrease in management and development fee and other income;
•$0.4 million decrease in percentage rent due to lower tenant sales; offset by
•$1.4 million increase in property rentals due to rent commencements and contractual rent increases, partially offset by tenant vacates; and
•$1.0 million increase as a result of property acquisitions.
Depreciation and amortization increased by $0.6 million to $25.1 million in the first quarter of 2023 from $24.5 million in the first quarter of 2022. The increase is primarily attributable to:
•$0.4 million increase as a result of property acquisitions; and
•$0.2 million increase due to assets placed in service for completion of capital projects since the first quarter of 2022.
Real estate taxes decreased by $0.3 million to $15.7 million in the first quarter of 2023 from $16.0 million in the first quarter of 2022. The decrease is primarily attributable to:
•$0.5 million decrease as a result of successful tax appeals and lower assessments; offset by
•$0.1 million increase as a result of property acquisitions; and
•$0.1 million decrease in capitalized real estate taxes due to the completion of active development, redevelopment, and anchor repositioning projects, offset by project commencements.
Property operating expenses decreased by $3.8 million to $17.4 million in the first quarter of 2023 from $21.2 million in the first quarter of 2022. The decrease is primarily attributable to:
•$4.1 million lower common area maintenance expenses across the portfolio as a result of lower snow removal, cleaning and security expenses as compared to the first quarter of 2022; offset by
•$0.3 million increase as a result of property acquisitions.
General and administrative expenses decreased by $2.1 million to $9.1 million in the first quarter of 2023 from $11.1 million in the first quarter of 2022. This is primarily attributable to lower employment expenses, professional fees, transaction costs, and other expenses.
We recognized a real estate impairment loss of $34.1 million in the first quarter of 2023, reducing the carrying value of an office and retail property located in Brooklyn, NY.
Interest and debt expense increased by $1.3 million to $15.3 million in the first quarter of 2023 from $14.0 million in the first quarter of 2022. The increase is primarily attributable to:
•$2.0 million increase in interest expense due to higher rates on our variable rate loans and the refinancing of our mortgage loans at Plaza at Woodbridge and Plaza at Cherry Hill in the second quarter of 2022; and
•$0.2 million increase in interest expense in connection with the mortgage loan obtained for the acquisition of The Shops at Riverwood in June 2022; offset by
•$0.9 million increase in capitalized interest expense due to commencement of development, redevelopment and anchor repositioning projects; partially offset by project completions.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 70 properties for the three months ended March 31, 2023 and 2022. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired or sold during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $2.8 million, or 5.1%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Same-property NOI, including properties in redevelopment, increased by $3.7 million, or 6.3%, for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
The following table reconciles net income to NOI and same-property NOI for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Net income (loss)	$(20,146)	$9,534
Other expense (income)	226	(439)
Depreciation and amortization	25,084	24,527
General and administrative expense	9,058	11,121
Gain on sale of real estate	(356)	—
Interest income	(511)	(205)
Interest and debt expense	15,293	14,004
Income tax expense	706	905
Real estate impairment loss	34,055	—
Non-cash revenue and expenses	(2,263)	(2,385)
NOI	61,146	57,062
Adjustments:
Non-same property NOI and other(1)	(5,466)	(4,394)
Sunrise Mall net operating loss	1,014	1,354
Tenant bankruptcy settlement income and lease termination income	(8)	(110)
Same-property NOI	$56,686	$53,912
NOI related to properties being redeveloped	5,232	4,339
Same-property NOI including properties in redevelopment	$61,918	$58,251
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired or disposed in the period.

Funds From Operations
FFO applicable to diluted common shareholders was $38.6 million for the three months ended March 31, 2023 compared to $34.2 million for the three months ended March 31, 2022.
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
The following table reflects the reconciliation of net income to FFO for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Net income (loss)	$(20,146)	$9,534
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	788	(387)
Consolidated subsidiaries	240	339
Net income (loss) attributable to common shareholders	(19,118)	9,486
Adjustments:
Rental property depreciation and amortization	24,809	24,298
Limited partnership interests in operating partnership(1)	(788)	387
Gain on sale of real estate(2)	(356)	—
Real estate impairment loss(3)	34,055	—
FFO applicable to diluted common shareholders	$38,602	$34,171
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares, which have been excluded for purposes of calculating earnings per diluted share for the periods presented because they are anti-dilutive.
(2) The gain on sale of real estate for the three months ended March 31, 2023 relates to the release of escrow funds from a property disposed of in a prior period.
(3) During the three months ended March 31, 2023, the Company recognized an impairment charge reducing the carrying value of Kingswood Center, an office and retail property located in Brooklyn, NY.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.16 per common share and OP unit for the first quarter of 2023, or an annual rate of $0.64. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. On April 6, 2023, the Company refinanced the mortgage secured by its property, Bergen Town Center, with a new 7-year, $290 million loan at a fixed interest rate of 6.3%. As a result of this refinancing, the Company has reduced its debt maturing in the remainder of 2023 to approximately $29 million, related to mortgage loans encumbering two of our properties.
At March 31, 2023, we had cash and cash equivalents, including restricted cash, of $111.2 million. Subsequent to the quarter, the Company obtained two letters of credit issued under our Revolving Credit Agreement aggregating $23.8 million, reducing the amount available under the facility to approximately $776.2 million. The available balance under our Revolving Credit Agreement and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $111.2 million at March 31, 2023, compared to $128.8 million at December 31, 2022 and $198.0 million at March 31, 2022, a decrease of $17.6 million and $86.8 million, respectively. Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022	$ Change
Net cash provided by operating activities	$29,422	$24,521	$4,901
Net cash used in investing activities	(22,797)	(23,018)	221
Net cash used in financing activities	(24,213)	(23,312)	(901)
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $29.4 million for the three months ended March 31, 2023 increased by $4.9 million from $24.5 million for the three months ended March 31, 2022. The increase is due to timing of cash receipts and payments related to tenant collections and recovery of amounts previously billed and deemed uncollectible.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $22.8 million for the three months ended March 31, 2023 decreased by $0.2 million compared to net cash used in investing activities of $23.0 million for the three months ended March 31, 2022. The decrease is primarily due to (i) $3.9 million decrease in cash used for the acquisition of real estate, and (ii) $0.4 million increase in cash provided by the sale of operating properties, offset by (iii) $4.1 million increase in cash used for real estate development and capital improvements.
The Company has 24 active development, redevelopment or anchor repositioning projects with total estimated costs of $217.7 million, of which $67.7 million has been incurred and $150.0 million remains to be funded as of March 31, 2023.
The following summarizes capital expenditures presented on a cash basis for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022
Capital expenditures:
Development and redevelopment costs	$15,515	$15,562
Capital improvements	6,683	3,318
Tenant improvements and allowances	1,516	198
Total capital expenditures	$23,714	$19,078

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $24.2 million for the three months ended March 31, 2023 increased by $0.9 million from cash used in financing activities of $23.3 million for the three months ended March 31, 2022. The increase is primarily due to (i) $0.6 million increase in cash used for debt repayments related to our mortgage loans, (ii) $0.2 million decrease in cash contributed by noncontrolling interests, and (iii) $0.1 million increase in distributions to shareholders and unitholders of the Operating Partnership.
On August 9, 2022, we amended and restated our Revolving Credit Agreement (as amended, the “Agreement”) to, among other things, increase the available amount under the facility by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the credit facility may be used to finance pre-development costs, development costs, acquisitions, working capital, equity investments, debt investments, capital expenditures and repayment of indebtedness, to pay fees and expenses incurred in connection with the amended and restated Agreement and for other general corporate purposes. As of March 31, 2023, there were no amounts drawn on the facility. Subsequent to quarter end, we obtained two letters of credit under the Agreement aggregating $23.8 million, to serve as collateral to secure the Company’s obligations to certain lenders. The issuance of these letters has reduced the available balance under the Agreement to approximately $776.2 million.
On August 15, 2022, we entered into an equity distribution agreement with various financial institutions, pursuant to which we may offer and sell common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250 million (the “ATM Program”). The ATM Program replaces the Company’s previous at-the-market program established in June 2021. As of March 31, 2023 we have not issued any common shares under the ATM Program. Refer to Note 14, Equity and Noncontrolling Interest, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information related to this program.

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

Cybersecurity
Cybersecurity is an integral part of the Board of Trustees’, Audit Committee’s and the Corporate Governance and Nominating Committee’s risk analysis and discussions with management. In February 2023, the Board of Trustees assigned initial cybersecurity oversight responsibility to the Corporate Governance and Nominating Committee via an amendment to the Committee’s Charter. As we see increased reliance on information technology in the workplace and our business operations, and a shift to remote and hybrid work schedules, Urban Edge has employed several measures to mitigate cyber risks.
In addition to a dedicated information technology and cybersecurity team monitoring our daily operations, the Company engages an independent third-party cybersecurity team for advisory services and cybersecurity assessments such as risk and disaster recovery. We also have a Cyber Risk Committee which works in conjunction with the Computer Incident Response Team to develop strategies to mitigate risks and to address any cyber issues that may arise. The Cyber Risk Committee meets quarterly to review emerging threats, controls, and procedures and will meet at least annually with the Corporate Governance and Nominating Committee to discuss trends in cyber risks and our strategy to defend our information against cybersecurity incidents.
We utilize a risk-based approach that aligns with the National Institute of Standards and Technology Cybersecurity Framework, and Microsoft best practices. Our policies and procedures are reviewed and updated annually by the Cyber Risk Committee and incorporate third-party assessments to benchmark ourselves against industry standards. Our cybersecurity preparedness includes, but is not limited to, vulnerability management programs, penetration testing, simulations, and tabletop exercises. The Company utilizes advanced endpoint protection, firewalls, intrusion detection and prevention, threat intelligence, security event logging and correlation, and backup and redundancy systems. We also have a Disaster Recovery and Business Continuity Committee that meets biannually to review and update our plan, policies, and procedures. In addition, our Information Technology team conducts disaster recovery tests annually and reports results to the Cyber Risk Committee.
We endeavor to apprise employees of emerging risks and require them to undergo quarterly security awareness trainings. Additionally, we conduct internal phishing and other exercises to gauge the effectiveness of the trainings and assess the need for additional training.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of March 31, 2023, our variable rate debt outstanding had rates indexed to LIBOR, SOFR and the Prime Rate.

	2023					2022
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate mortgages	$158,808		6.47%	$1,588		$159,198		6.11%
Fixed rate mortgages	1,535,411		4.09%	—	(2)	1,540,293		4.09%
	$1,694,219	(1)		$1,588		$1,699,491	(1)
(1) Excludes unamortized debt issuance costs of $7.3 million and $7.8 million as of March 31, 2023 and December 31, 2022, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $15.4 million based on outstanding balances as of March 31, 2023.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of March 31, 2023, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivative instruments are assessed quarterly and as of March 31, 2023, both meet the criteria of an effective hedge.

Discontinuation of LIBOR
The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with most LIBOR settings relevant to the Company not expected to be published after June 30, 2023. As a result, we expect that the Company's four LIBOR-based borrowings that extend beyond such date will be converted to a replacement rate. If these are converted to an alternative rate, the differences could result in interest costs that are higher than LIBOR, had it remained available. We do not expect the transitions to have a material impact on the loans affected, however, it is not yet possible to predict with certainty the magnitude of LIBOR’s discontinuation on the Company's borrowing costs. The Company anticipates that the discontinuation of LIBOR will not affect the Company’s ability to borrow or maintain its already outstanding borrowings and interest rate swap.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2023, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks
As of March 31, 2023, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2023 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2023, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Evaluation of Disclosure Controls and Procedures (Urban Edge Properties LP)
The Operating Partnership’s management maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS
Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 14, 2023.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2023 - January 31, 2023	—		$—	—	$145,900,000
February 1, 2023 - February 28, 2023	7,637	(2)	15.67	—	$145,900,000
March 1, 2023 - March 31, 2023	—		—	—	$145,900,000
Total	7,637		$15.67	—
(1) In March 2020, the Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. Under the program, the Company may repurchase its shares from time to time in the open market or in privately negotiated transactions in compliance with SEC Rule 10b-18. The share repurchase program does not obligate the Company to acquire any particular amount of common shares and may be suspended or discontinued at any time at the Company’s discretion.
(2) Represents common shares surrendered by employees to us, to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
January 1, 2023 - January 31, 2023	—		$—	—	$—
February 1, 2023 - February 28, 2023	7,637	(1)	15.67	—	$—
March 1, 2023 - March 31, 2023	—		—	—	$—
Total	7,637		$15.67	—
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
* Filed herewith
** In accordance with Item 601(b)(32) of Regulation S-K, this Exhibit is not deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section. Such certifications will not be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

URBAN EDGE PROPERTIES
(Registrant)

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: May 9, 2023

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: May 9, 2023