Form 10-Q
period 2023-06-30
Urban Edge Properties; Urban Edge Properties LP
filed 2023-08-02
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of July 28, 2023, Urban Edge Properties had 117,639,602 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2023

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2023 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of June 30, 2023, UE owned an approximate 95.9% interest in UELP. The remaining approximate 4.1% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land	$543,083	$535,770
Buildings and improvements	2,500,534	2,468,385
Construction in progress	273,929	314,190
Furniture, fixtures and equipment	9,023	8,539
Total	3,326,569	3,326,884
Accumulated depreciation and amortization	(821,732)	(791,485)
Real estate, net	2,504,837	2,535,399
Operating lease right-of-use assets	59,193	64,161
Cash and cash equivalents	48,930	85,518
Restricted cash	44,496	43,256
Tenant and other receivables	15,911	17,523
Receivable arising from the straight-lining of rents	66,424	64,713
Identified intangible assets, net of accumulated amortization of $44,199 and $40,983, respectively	57,407	62,856
Deferred leasing costs, net of accumulated amortization of $21,414 and $20,107, respectively	28,907	26,799
Prepaid expenses and other assets	77,024	77,207
Total assets	$2,903,129	$2,977,432

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,683,328	$1,691,690
Operating lease liabilities	55,958	59,789
Accounts payable, accrued expenses and other liabilities	88,304	102,519
Identified intangible liabilities, net of accumulated amortization of $44,384 and $40,816, respectively	89,041	93,328
Total liabilities	1,916,631	1,947,326
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,639,602 and 117,450,951 shares issued and outstanding, respectively	1,175	1,173
Additional paid-in capital	1,012,825	1,011,293
Accumulated other comprehensive income	321	629
Accumulated deficit	(82,588)	(36,104)
Noncontrolling interests:
Operating partnership	40,021	39,209
Consolidated subsidiaries	14,744	13,906
Total equity	986,498	1,030,106
Total liabilities and equity	$2,903,129	$2,977,432

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Rental revenue	$98,773	$97,454	$198,127	$196,870
Other income	292	400	379	1,185
Total revenue	99,065	97,854	198,506	198,055
EXPENSES
Depreciation and amortization	25,513	24,691	50,597	49,218
Real estate taxes	16,121	15,456	31,798	31,431
Property operating	15,708	17,596	33,134	38,801
General and administrative	9,907	10,634	18,965	21,755
Real estate impairment loss	—	—	34,055	—
Lease expense	3,156	3,083	6,311	6,218
Total expenses	70,405	71,460	174,860	147,423
Gain on sale of real estate	—	353	356	353
Interest income	564	214	1,075	419
Interest and debt expense	(18,131)	(14,241)	(33,424)	(28,245)
Loss on extinguishment of debt	(489)	—	(489)	—
Income (loss) before income taxes	10,604	12,720	(8,836)	23,159
Income tax expense	(41)	(711)	(747)	(1,616)
Net income (loss)	10,563	12,009	(9,583)	21,543
Less net (income) loss attributable to NCI in:
Operating partnership	(444)	(506)	344	(893)
Consolidated subsidiaries	143	123	383	462
Net income (loss) attributable to common shareholders	$10,262	$11,626	$(8,856)	$21,112

Earnings (loss) per common share - Basic:	$0.09	$0.10	$(0.08)	$0.18
Earnings (loss) per common share - Diluted:	$0.09	$0.10	$(0.08)	$0.18
Weighted average shares outstanding - Basic	117,482	117,364	117,466	117,347
Weighted average shares outstanding - Diluted	117,578	117,427	117,466	117,410

Net income (loss)	$10,563	$12,009	$(9,583)	$21,543
Effective portion of change in fair value of derivatives	(21)	(54)	(321)	(54)
Comprehensive income (loss)	10,542	11,955	(9,904)	21,489
Less comprehensive loss attributable to NCI in:
Operating partnership	1	2	13	2
Less net (income) loss attributable to NCI in:
Operating partnership	(444)	(506)	344	(893)
Consolidated subsidiaries	143	123	383	462
Comprehensive income (loss) attributable to common shareholders	$10,242	$11,574	$(9,164)	$21,060

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2022	117,430,735	$1,173	$1,001,006	$—	$(16,399)	$42,001	$13,352	$1,041,133
Net income attributable to common shareholders	—	—	—	—	11,626	—	—	11,626
Net income (loss) attributable to NCI	—	—	—	—	—	506	(123)	383
Other comprehensive loss	—	—	—	(52)	—	(2)	—	(54)
Limited partnership interests:
Reallocation of NCI	—	—	1,114	—	—	(1,114)	—	—
Common shares issued	13,313	—	245	—	(21)	—	—	224
Dividends to common shareholders ($0.16 per share)	—	—	—	—	(18,774)	—	—	(18,774)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	—	(782)	—	(782)
Contributions from noncontrolling interests	—	—	—	—	—	—	718	718
Share-based compensation expense	—	—	338	—	—	2,162	—	2,500
Share-based awards retained for taxes	(1,279)	—	(24)	—	—	—	—	(24)
Balance, June 30, 2022	117,442,769	$1,173	$1,002,679	$(52)	$(23,568)	$42,771	$13,947	$1,036,950

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2023	117,571,250	$1,174	$1,010,522	$341	$(74,034)	$40,262	$14,224	$992,489
Net income attributable to common shareholders	—	—	—	—	10,262	—	—	10,262
Net income (loss) attributable to NCI	—	—	—	—	—	444	(143)	301
Other comprehensive loss	—	—	—	(20)	—	(1)	—	(21)
Limited partnership interests:
Units redeemed for common shares	50,000	1	411	—	—	411	—	823
Reallocation of NCI	—	—	1,453	—	—	(2,276)	—	(823)
Common shares issued	18,352	—	217	—	(22)	—	—	195
Dividends to common shareholders ($0.16 per share)	—	—	—	—	(18,794)	—	—	(18,794)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	—	(817)	—	(817)
Contributions from noncontrolling interests	—	—	—	—	—	—	663	663
Share-based compensation expense	—	—	204	—	—	1,998	—	2,202
Share-based awards retained for taxes	—	—	18	—	—	—	—	18
Balance, June 30, 2023	117,639,602	$1,175	$1,012,825	$321	$(82,588)	$40,021	$14,744	$986,498

See notes to consolidated financial statements (unaudited).

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,170	$1,001,253	$—	$(7,091)	$39,616	$12,946	$1,047,894
Net income attributable to common shareholders	—	—	—	—	21,112	—	—	21,112
Net income (loss) attributable to NCI	—	—	—	—	—	893	(462)	431
Other comprehensive loss				(52)		(2)		(54)
Limited partnership interests:
Units redeemed for common shares	250,000	3	2,121	—	—	2,124	—	4,248
Reallocation of NCI	—	—	(1,505)	—	—	(2,743)	—	(4,248)
Common shares issued	51,054	—	265	—	(42)	—	—	223
Dividends to common shareholders ($0.32 per share)	—	—	—	—	(37,547)	—	—	(37,547)
Distributions to redeemable NCI ($0.32 per unit)	—	—	—	—	—	(1,555)	—	(1,555)
Contributions from NCI	—	—	—	—	—	—	1,463	1,463
Share-based compensation expense	—	—	659	—	—	4,438	—	5,097
Share-based awards retained for taxes	(6,271)	—	(114)	—	—	—	—	(114)
Balance, June 30, 2022	117,442,769	$1,173	$1,002,679	$(52)	$(23,568)	$42,771	$13,947	$1,036,950

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2022	117,450,951	$1,173	$1,011,293	$629	$(36,104)	$39,209	$13,906	$1,030,106
Net loss attributable to common shareholders	—	—	—	—	(8,856)	—	—	(8,856)
Net loss attributable to NCI	—	—	—	—	—	(344)	(383)	(727)
Other comprehensive loss	—	—	—	(308)	—	(13)	—	(321)
Limited partnership interests:
Units redeemed for common shares	70,000	1	572	—	—	572	—	1,145
Reallocation of NCI	—	—	345	—	—	(1,490)	—	(1,145)
Common shares issued	126,288	1	238	—	(44)	—	—	195
Dividends to common shareholders ($0.32 per share)	—	—	—	—	(37,584)	—	—	(37,584)
Distributions to redeemable NCI ($0.32 per unit)	—	—	—	—	—	(1,626)	—	(1,626)
Contributions from NCI	—	—	—	—	—	—	1,221	1,221
Share-based compensation expense	—	—	496	—	—	3,713	—	4,209
Share-based awards retained for taxes	(7,637)	—	(119)	—	—	—	—	(119)
Balance, June 30, 2023	117,639,602	$1,175	$1,012,825	$321	$(82,588)	$40,021	$14,744	$986,498

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,583)	$21,543
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,148	50,150
Gain on sale of real estate	(356)	(353)
Real estate impairment loss	34,055	—
Loss on extinguishment of debt	489	—
Amortization of below market leases, net	(3,481)	(3,507)
Noncash lease expense	3,575	3,503
Straight-lining of rent	(1,711)	(1,057)
Share-based compensation expense	4,209	5,097
Change in operating assets and liabilities:
Tenant and other receivables	1,612	1,446
Deferred leasing costs	(4,303)	(2,272)
Prepaid expenses and other assets	(1,103)	1,147
Lease liabilities	(3,424)	(3,313)
Accounts payable, accrued expenses and other liabilities	(3,678)	(11,408)
Net cash provided by operating activities	68,449	60,976
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(54,739)	(48,098)
Proceeds from sale of operating properties	356	353
Acquisitions of real estate	(2,071)	(36,222)
Net cash used in investing activities	(56,454)	(83,967)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(347,866)	(89,686)
Dividends to common shareholders	(37,584)	(37,547)
Distributions to redeemable noncontrolling interests	(1,626)	(1,555)
Taxes withheld for vested restricted shares	(119)	(114)
Contributions from noncontrolling interests	1,221	1,464
Purchase of interest rate cap	—	(285)
Proceeds from mortgage loan borrowings	344,000	103,413
Debt issuance costs	(5,564)	(1,437)
Proceeds related to the issuance of common shares	195	223
Net cash used in financing activities	(47,343)	(25,524)
Net decrease in cash and cash equivalents and restricted cash	(35,348)	(48,515)
Cash and cash equivalents and restricted cash at beginning of period	128,774	219,836
Cash and cash equivalents and restricted cash at end of period	$93,426	$171,321

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $5,541 and $3,690, respectively	$29,606	$26,913
Cash payments for income taxes	32	1,017
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	23,926	17,576
Write-off of fully depreciated and impaired assets	35,963	1,772
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,518	$164,478
Restricted cash at beginning of period	43,256	55,358
Cash and cash equivalents and restricted cash at beginning of period	$128,774	$219,836

Cash and cash equivalents at end of period	$48,930	$125,483
Restricted cash at end of period	44,496	45,838
Cash and cash equivalents and restricted cash at end of period	$93,426	$171,321

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	June 30,	December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land	$543,083	$535,770
Buildings and improvements	2,500,534	2,468,385
Construction in progress	273,929	314,190
Furniture, fixtures and equipment	9,023	8,539
Total	3,326,569	3,326,884
Accumulated depreciation and amortization	(821,732)	(791,485)
Real estate, net	2,504,837	2,535,399
Operating lease right-of-use assets	59,193	64,161
Cash and cash equivalents	48,930	85,518
Restricted cash	44,496	43,256
Tenant and other receivables	15,911	17,523
Receivable arising from the straight-lining of rents	66,424	64,713
Identified intangible assets, net of accumulated amortization of $44,199 and $40,983, respectively	57,407	62,856
Deferred leasing costs, net of accumulated amortization of $21,414 and $20,107, respectively	28,907	26,799
Prepaid expenses and other assets	77,024	77,207
Total assets	$2,903,129	$2,977,432

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,683,328	$1,691,690
Operating lease liabilities	55,958	59,789
Accounts payable, accrued expenses and other liabilities	88,304	102,519
Identified intangible liabilities, net of accumulated amortization of $44,384 and $40,816, respectively	89,041	93,328
Total liabilities	1,916,631	1,947,326
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 117,639,602 and 117,450,951 units outstanding, respectively	1,014,000	1,012,466
Limited partners: 5,053,057 and 4,713,558 units outstanding, respectively	44,605	41,810
Accumulated other comprehensive income	321	629
Accumulated deficit	(87,172)	(38,705)
Total partners’ capital	971,754	1,016,200
Noncontrolling interest in consolidated subsidiaries	14,744	13,906
Total equity	986,498	1,030,106
Total liabilities and equity	$2,903,129	$2,977,432

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Rental revenue	$98,773	$97,454	$198,127	$196,870
Other income	292	400	379	1,185
Total revenue	99,065	97,854	198,506	198,055
EXPENSES
Depreciation and amortization	25,513	24,691	50,597	49,218
Real estate taxes	16,121	15,456	31,798	31,431
Property operating	15,708	17,596	33,134	38,801
General and administrative	9,907	10,634	18,965	21,755
Real estate impairment loss	—	—	34,055	—
Lease expense	3,156	3,083	6,311	6,218
Total expenses	70,405	71,460	174,860	147,423
Gain on sale of real estate	—	353	356	353
Interest income	564	214	1,075	419
Interest and debt expense	(18,131)	(14,241)	(33,424)	(28,245)
Loss on extinguishment of debt	(489)	—	(489)	—
Income (loss) before income taxes	10,604	12,720	(8,836)	23,159
Income tax expense	(41)	(711)	(747)	(1,616)
Net income (loss)	10,563	12,009	(9,583)	21,543
Less net loss attributable to NCI in consolidated subsidiaries	143	123	383	462
Net income (loss) attributable to unitholders	$10,706	$12,132	$(9,200)	$22,005

Earnings (loss) per unit - Basic:	$0.09	$0.10	$(0.08)	$0.18
Earnings (loss) per unit - Diluted:	$0.09	$0.10	$(0.08)	$0.18
Weighted average units outstanding - Basic	121,920	121,365	121,836	121,277
Weighted average units outstanding - Diluted	122,111	121,654	121,836	121,434

Net income (loss)	$10,563	$12,009	$(9,583)	$21,543
Effective portion of change in fair value of derivatives	(21)	(54)	(321)	(54)
Comprehensive income (loss)	10,542	11,955	(9,904)	21,489
Less net loss attributable to NCI in consolidated subsidiaries	143	123	383	462
Comprehensive income (loss) attributable to unitholders	$10,685	$12,078	$(9,521)	$21,951

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2022	117,430,735	$1,002,179	5,003,420	$43,801	$—	$(18,199)	$13,352	$1,041,133
Net income attributable to unitholders	—	—	—	—	—	12,132	—	12,132
Net loss attributable to NCI	—	—	—	—	—	—	(123)	(123)
Other comprehensive loss	—	—	—	—	(52)	(2)	—	(54)
Common units issued as a result of common shares issued by Urban Edge	13,313	245	121,073	—	—	(21)	—	224
Equity redemption of OP units	—	1,114	—	(1,114)	—	—	—	—
Distributions to Partners ($0.16 per unit)	—	—	—	—	—	(19,556)	—	(19,556)
Contributions from noncontrolling interests	—	—	—	—	—	—	718	718
Share-based compensation expense	—	338	—	2,162	—	—	—	2,500
Share-based awards retained for taxes	(1,279)	(24)	—	—	—	—	—	(24)
Balance, June 30, 2022	117,442,769	$1,003,852	5,124,493	$44,849	$(52)	$(25,646)	$13,947	$1,036,950
(1) Limited partners have a 4.2% common limited partnership interest in the Operating Partnership as of June 30, 2022 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2023	117,571,250	$1,011,696	5,046,501	$44,472	$341	$(78,244)	$14,224	$992,489
Net income attributable to unitholders	—	—	—	—	—	10,706	—	10,706
Net loss attributable to NCI	—	—	—	—	—	—	(143)	(143)
Other comprehensive loss	—	—	—	—	(20)	(1)	—	(21)
Common units issued as a result of common shares issued by Urban Edge	18,352	217	56,556	—	—	(22)	—	195
Equity redemption of OP units	50,000	412	(50,000)	411	—	—	—	823
Reallocation of noncontrolling interests	—	1,453	—	(2,276)	—	—	—	(823)
Distributions to Partners ($0.16 per unit)	—	—	—	—	—	(19,611)	—	(19,611)
Contributions from noncontrolling interests	—	—	—	—	—	—	663	663
Share-based compensation expense	—	204	—	1,998	—	—	—	2,202
Share-based awards retained for taxes	—	18	—	—	—	—	—	18
Balance, June 30, 2023	117,639,602	$1,014,000	5,053,057	$44,605	$321	$(87,172)	$14,744	$986,498
(2) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of June 30, 2023 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Loss	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,002,423	4,662,654	$41,030	$—	$(8,505)	$12,946	$1,047,894
Net income attributable to unitholders	—	—	—	—	—	22,005	—	22,005
Net loss attributable to NCI	—	—	—	—	—	—	(462)	(462)
Other comprehensive loss	—	—	—	—	(52)	(2)	—	(54)
Common units issued as a result of common shares issued by Urban Edge	51,054	265	711,839	—	—	(42)	—	223
Equity redemption of OP units	250,000	2,124	(250,000)	2,124	—	—	—	4,248
Reallocation of NCI	—	(1,505)	—	(2,743)	—	—	—	(4,248)
Distributions to Partners ($0.32 per unit)	—	—	—	—	—	(39,102)	—	(39,102)
Contributions from NCI	—	—	—	—	—	—	1,463	1,463
Share-based compensation expense	—	659	—	4,438	—	—	—	5,097
Share-based awards retained for taxes	(6,271)	(114)	—	—	—	—	—	(114)
Balance, June 30, 2022	117,442,769	$1,003,852	5,124,493	$44,849	$(52)	$(25,646)	$13,947	$1,036,950
(1) Limited partners have a 4.2% common limited partnership interest in the Operating Partnership as of June 30, 2022 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2022	117,450,951	$1,012,466	4,713,558	$41,810	$629	$(38,705)	$13,906	$1,030,106
Net loss attributable to unitholders	—	—	—	—	—	(9,200)	—	(9,200)
Net loss attributable to NCI	—	—	—	—	—	—	(383)	(383)
Other comprehensive loss	—	—	—	—	(308)	(13)	—	(321)
Common units issued as a result of common shares issued by Urban Edge	126,288	239	409,499	—	—	(44)	—	195
Equity redemption of OP units	70,000	573	(70,000)	572	—	—	—	1,145
Reallocation of NCI	—	345	—	(1,490)	—	—	—	(1,145)
Distributions to Partners ($0.32 per unit)	—	—	—	—	—	(39,210)	—	(39,210)
Contributions from NCI	—	—	—	—	—	—	1,221	1,221
Share-based compensation expense	—	496	—	3,713	—	—	—	4,209
Share-based awards retained for taxes	(7,637)	(119)	—	—	—	—	—	(119)
Balance, June 30, 2023	117,639,602	$1,014,000	5,053,057	$44,605	$321	$(87,172)	$14,744	$986,498
(2) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of June 30, 2023 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(9,583)	$21,543
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	52,148	50,150
Gain on sale of real estate	(356)	(353)
Real estate impairment loss	34,055	—
Loss on extinguishment of debt	489	—
Amortization of below market leases, net	(3,481)	(3,507)
Noncash lease expense	3,575	3,503
Straight-lining of rent	(1,711)	(1,057)
Share-based compensation expense	4,209	5,097
Change in operating assets and liabilities:
Tenant and other receivables	1,612	1,446
Deferred leasing costs	(4,303)	(2,272)
Prepaid expenses and other assets	(1,103)	1,147
Lease liabilities	(3,424)	(3,313)
Accounts payable, accrued expenses and other liabilities	(3,678)	(11,408)
Net cash provided by operating activities	68,449	60,976
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(54,739)	(48,098)
Proceeds from sale of operating properties	356	353
Acquisitions of real estate	(2,071)	(36,222)
Net cash used in investing activities	(56,454)	(83,967)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(347,866)	(89,686)
Distributions to partners	(39,210)	(39,102)
Taxes withheld for vested restricted units	(119)	(114)
Contributions from noncontrolling interests	1,221	1,464
Purchase of interest rate cap	—	(285)
Proceeds from mortgage loan borrowings	344,000	103,413
Debt issuance costs	(5,564)	(1,437)
Proceeds related to the issuance of common shares	195	223
Net cash used in financing activities	(47,343)	(25,524)
Net decrease in cash and cash equivalents and restricted cash	(35,348)	(48,515)
Cash and cash equivalents and restricted cash at beginning of period	128,774	219,836
Cash and cash equivalents and restricted cash at end of period	$93,426	$171,321

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $5,541 and $3,690, respectively	$29,606	$26,913
Cash payments for income taxes	32	1,017
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	23,926	17,576
Write-off of fully depreciated and impaired assets	35,963	1,772
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,518	$164,478
Restricted cash at beginning of period	43,256	55,358
Cash and cash equivalents and restricted cash at beginning of period	$128,774	$219,836

Cash and cash equivalents at end of period	$48,930	$125,483
Restricted cash at end of period	44,496	45,838
Cash and cash equivalents and restricted cash at end of period	$93,426	$171,321

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.ORGANIZATION

Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust focused on owning, managing, acquiring, developing, and redeveloping retail real estate in urban communities, primarily in the Washington, D.C. to Boston corridor. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries.
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2023, Urban Edge owned approximately 95.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of June 30, 2023, our portfolio consisted of 70 shopping centers, two outlet centers, two malls and two industrial parks totaling approximately 17.2 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”).
The consolidated balance sheets as of June 30, 2023 and December 31, 2022 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of June 30, 2023 and December 31, 2022, excluding the Operating Partnership, we consolidated two VIEs with total assets of $47.3 million and $47.6 million, respectively, and total liabilities of $22.1 million and $23.2 million, respectively. The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2023 and 2022, include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior period balances have been reclassified in order to conform to the current period presentation.
Our primary business is the ownership, management, acquisition, development, and redevelopment of retail shopping centers and malls. We do not distinguish from our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s chief operating decision maker reviews operating and financial information at the individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.
None of our tenants accounted for more than 10% of our revenue or property operating income as of June 30, 2023.

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

Recently Issued Accounting Literature — In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01 Reference Rate Reform (ASC 848): Scope which provide temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 were effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848, which extended the final sunset date from December 31, 2022 to December 31, 2024. During the three months ended June 30, 2023, the Company entered into loan amendments to transition its four LIBOR-based loans to the Secured Overnight Financing Rate (“SOFR”). The amendments went into effect in July 2023 and did not have a material impact on the loans affected.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the six months ended June 30, 2023 and 2022, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
June 21, 2023	Sunrise Mall (Ground Lease)(2)	Massapequa	NY	—	$2,071
				2023 Total	$2,071

February 24, 2022	40 Carmans Road(3)	Massapequa	NY	12,000	$4,260
June 8, 2022	The Shops at Riverwood	Hyde Park	MA	78,000	33,343
				2022 Total	$37,603
(1) The total purchase price for the properties acquired during the six months ended June 30, 2023 and 2022 includes $0.1 million and $0.6 million of transaction costs, respectively.
(2) Pertains to the buyout and termination of a ground lease for certain land parcels at our Sunrise Mall property in which the Company previously held a lessee position.
(3) This outparcel is included with Sunrise Mall in our total property count and for the purpose of calculating our non-GAAP metrics. The Company has an 82.5% controlling interest in the property with the remaining 17.5% owned by others.

In connection with the acquisition of Sunrise Mall, located in Massapequa, NY, in December 2020, the Company acquired a lessee position in a ground lease with Arzillo Trust comprising two outparcels of approximately 2.25 acres. On June 21, 2023, the Company purchased the underlying assets from Arzillo Trust for a purchase price of $2.1 million, including transaction costs, which was allocated to land. As a result of this transaction, the existing ground lease was terminated and the remaining balance of the right-of-use asset of $1.0 million was reclassed to land.
The 12,000 sf outparcel acquired in February 2022, located at 40 Carmans Road, is adjacent to the entrance of our Sunrise Mall property in Massapequa, NY.
On June 8, 2022, the Company closed on the acquisition of The Shops at Riverwood, a grocery anchored shopping center located in the greater Boston area.
The aggregate purchase price of the above property acquisitions have been allocated as follows:

Property Name	Land	Buildings and Improvements	Identified Intangible Assets(1)	Identified Intangible Liabilities(1)	Total Purchase Price (in thousands)
Sunrise Mall (Ground Lease)	$2,071	$—	$—	$—	$2,071
2023 Total	$2,071	$—	$—	$—	$2,071

40 Carmans Road	$1,118	$3,142	$—	$—	$4,260
The Shops at Riverwood	10,866	19,441	4,024	(988)	33,343
2022 Total	$11,984	$22,583	$4,024	$(988)	$37,603
(1) As of June 30, 2023, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2022 were 8.5 years and 15.8 years, respectively.
Dispositions
During the six months ended June 30, 2023 and 2022, no dispositions were completed by the Company. During the six months ended June 30, 2023 and 2022, we recognized a gain on sale of real estate of $0.4 million in both periods, in connection with the release of escrow funds related to properties that were disposed of in prior periods.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $57.4 million and $89.0 million, respectively, as of June 30, 2023 and $62.9 million and $93.3 million, respectively, as of December 31, 2022.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $2.0 million and $3.5 million for the three and six months ended June 30, 2023, respectively, and $1.5 million and $3.5 million for the same periods in 2022.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.5 million and $4.9 million for the three and six months ended June 30, 2023, respectively, and $2.8 million and $5.5 million for the same periods in 2022.
The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2023 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2023(1)	$3,855	$(496)	$(4,549)
2024	7,473	(918)	(7,765)
2025	7,293	(725)	(6,295)
2026	6,916	(606)	(5,593)
2027	6,638	(458)	(5,065)
2028	5,991	(441)	(4,530)
(1) Remainder of 2023.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of June 30, 2023 and December 31, 2022.

(Amounts in thousands)	Maturity	Interest Rate at June 30, 2023	June 30, 2023	December 31, 2022
Mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	7.05%	$27,206	$27,482
Greenbrook Commons(1)	11/15/2024	7.05%	25,323	25,581
Gun Hill Commons(1)	12/1/2024	7.05%	23,942	24,188
Plaza at Cherry Hill(2)	6/15/2025	8.75%	—	29,000
Plaza at Woodbridge(3)	6/8/2027	5.26%	52,947	52,947
Total variable rate debt			129,418	159,198
Fixed rate
Hudson Mall	12/1/2023	5.07%	20,991	21,380
Yonkers Gateway Center	4/6/2024	4.16%	24,079	24,996
Brick Commons	12/10/2024	3.87%	48,164	48,636
West End Commons	12/10/2025	3.99%	24,430	24,658
Las Catalinas Mall	2/1/2026	4.43%	117,141	119,633
Town Brook Commons	12/1/2026	3.78%	30,530	30,825
Rockaway River Commons	12/1/2026	3.78%	27,029	27,291
Hanover Commons	12/10/2026	4.03%	61,896	62,453
Tonnelle Commons	4/1/2027	4.18%	98,002	98,870
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	22,254	22,489
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center(5)	2/6/2028	5.07%	69,494	69,935
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	37,066	37,400
East Hanover Warehouses	12/1/2028	4.09%	40,351	40,700
Union (Vauxhall)	12/10/2028	4.01%	45,600	45,600
The Shops at Riverwood	6/24/2029	4.25%	21,466	21,466
Shops at Bruckner(6)	7/1/2029	6.00%	38,000	9,020
Freeport Commons	12/10/2029	4.07%	43,100	43,100
Bergen Town Center	4/10/2030	6.30%	290,000	300,000
The Outlets at Montehiedra	6/1/2030	5.00%	76,584	77,531
Montclair(4)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	39,957	40,300
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	16,000	—
Mount Kisco Commons	11/15/2034	6.40%	11,435	11,760
Total fixed rate debt			1,565,819	1,540,293
Total mortgages payable			1,695,237	1,699,491
	Unamortized debt issuance costs		(11,909)	(7,801)
Total mortgages payable, net			$1,683,328	$1,691,690

(1)Bears interest at one month LIBOR plus 190 bps. In June 2023, the Company amended the existing debt agreement to transition the variable component of the loan indexed to LIBOR, to SOFR. Effective July 2023, the loan bears interest at one month SOFR plus 200 bps based on the terms of the amendment.
(2)Bears interest at the Prime Rate plus 50 bps with a minimum rate of 4.25%. The Company paid off the loan prior to maturity on June 23, 2023.
(3)Bears interest at one month SOFR plus 226 bps. The variable component of the debt is hedged with an interest rate cap agreement to limit SOFR to a maximum of 3%.

(4)Bears interest at LIBOR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan. In June 2023, the Company amended the existing debt agreement to transition the variable component of the loan indexed to LIBOR, to SOFR. Effective July 2023, the loan bears interest at one month SOFR plus 257 bps based on the terms of the amendment. There was no impact to the interest rate swap agreement as a result of the loan amendment and the rate remains fixed at 3.15%.
(5)In April 2023, the Company notified the servicer that the cash flows generated by the property are insufficient to cover the debt service and that it is unwilling to fund future shortfalls. In May 2023, the mortgage was transferred to special servicing at the Company’s request.
(6)On June 23, 2023, the Company refinanced the mortgage on our Shops at Bruckner property with a new 6-year, $38 million loan.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.4 billion as of June 30, 2023. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2023, we were in compliance with all debt covenants with the exception of those related to our mortgage on Kingswood Center which has been in default since May 2023.
As of June 30, 2023, the principal repayments of the Company’s total outstanding debt for the remainder of 2023 and the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2023(1)	$32,541
2024	167,050
2025	44,402
2026	230,317
2027	317,582
2028	273,790
Thereafter	629,555
(1) Remainder of 2023.

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
On April 5, 2023, the Company obtained two letters of credit issued under the Agreement, aggregating $14.5 million. On June 22, 2023, the Company obtained an additional letter of credit for $9.8 million. The letters of credit that were issued were provided to mortgage lenders to secure the Company’s obligations in relation to certain reserves and capital requirements per the loan agreements and have reduced the available balance of the facility to approximately $775.7 million. No amounts were drawn or outstanding under the Agreement as of June 30, 2023 or December 31, 2022, and no separate liability has been recorded in connection with the undrawn letters of credit.
Financing costs associated with executing the Agreement of $5.9 million and $6.7 million as of June 30, 2023 and December 31, 2022, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Mortgage on Shops at Bruckner
On June 23, 2023, the Company refinanced the mortgage secured by its property, the Shops at Bruckner, with a new 6-year, $38 million loan bearing interest at a fixed rate of 6.0%. The proceeds from the new loan were used to pay down the Company’s previous mortgage on the property which had an outstanding balance of approximately $8.7 million. In connection with the refinancing, the Company obtained a letter of credit issued under our Revolving Credit Agreement for $9.8 million to serve as collateral to secure the Company’s obligation to the lenders in relation to certain reserves and capital expenditures required per the loan agreement. We have not recorded any liabilities associated with the letter of credit.

Mortgage on Plaza at Cherry Hill
On June 23, 2023, the Company paid off the outstanding principal balance of the mortgage loan secured by its property, the Plaza at Cherry Hill, using proceeds from the refinancing of the Shops at Bruckner mortgage. Prior to the payoff, the $29 million loan had an interest rate of 8.75% and a maturity date of June 15, 2025.

Mortgage on Newington Commons
On June 7, 2023, the Company obtained a 10-year, $16 million non-recourse mortgage secured by its property Newington Commons, located in Newington, CT. The loan bears interest at a fixed rate of 6.0%.

Mortgage on Kingswood Center
In March 2023, a tenant representing 50,000 sf informed us that they intend to vacate early next year, and a tenant representing 17,000 sf terminated their lease effective April 17, 2023. As a result of these events, the Company notified the servicer that the projected 2023 cash flows generated by the property will be insufficient to cover debt service and that we were unwilling to fund the shortfalls. In May 2023, the loan was transferred to special servicing at the Company’s request, and per the terms of the loan agreement, we began to accrue default interest at a rate of 5% on the outstanding principal balance. As of June 30, 2023, the Company has accrued default interest of $0.8 million which is included in the accounts payable, accrued expenses and other liabilities line item of the consolidated balance sheets. We are currently in discussions with the lender but the outcome of such negotiations is uncertain at this time.

Mortgage on Bergen Town Center
On April 6, 2023, the Company refinanced the mortgage loan secured by Bergen Town Center with a 7-year, $290 million loan at a fixed interest rate of 6.3%. The proceeds from the loan were used to pay down the Company’s previous mortgage on the property, which had an outstanding balance of $300 million, with the remainder paid using cash on hand. In connection with the refinancing, the Company obtained two letters of credit issued under our Revolving Credit Agreement aggregating $14.5 million to serve as collateral to secure the Company’s obligation to the lenders in relation to certain leasing and capital expenditure reserves required per the loan agreement. We have not recorded any liabilities associated with these letters of credit.

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
We have accrued interest of $5.4 million related to this mortgage, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet as of June 30, 2023. We incurred $1.2 million of lender fees in connection with the loan modification, which are treated as a reduction of the mortgage payable balance and amortized over the term of the loan in accordance with the provisions under ASC 470-60.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 3.3 years. As of June 30, 2023, the remaining exposure under the guarantee is $7.1 million. There was no separate liability recorded related to this guarantee.

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
For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the six months ended June 30, 2023 and 2022, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the six months ended June 30, 2023, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three and six months ended June 30, 2023, the Puerto Rico income tax expense was $0.7 million and $1.4 million, respectively, and $0.7 million and $1.6 million for the same periods in 2022. The REIT was not subject to any material state and local income tax expense for the three and six months ended June 30, 2023 and 2022. All amounts for the three and six months ended June 30, 2023 and 2022 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three and six months ended June 30, 2023 and 2022. The components of rental revenue for the three and six months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Rental Revenue
Fixed lease revenue	$74,423	$72,904	$147,922	$143,245
Variable lease revenue(1)	24,350	24,550	50,205	53,625
Total rental revenue	$98,773	$97,454	$198,127	$196,870
(1) Percentage rents for the three and six months ended June 30, 2023 were $0.3 million and $1.1 million respectively, and $0.3 million and $1.5 million for the same periods in 2022.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,515	$—	$1,515

	As of December 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,976	$—	$1,976
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. As of June 30, 2023, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of June 30, 2023 and December 31, 2022:

(Amounts in thousands)	As of June 30, 2023
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$102	$52,947	SOFR + 2.26%	7.31%	5.26%	7/1/2023
Montclair interest rate swap	1,413	7,250	LIBOR + 2.57%	7.76%	3.15%	8/15/2030

(Amounts in thousands)	As of December 31, 2022
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$509	$52,947	SOFR + 2.26%	6.27%	5.26%	7/1/2023
Montclair interest rate swap	1,467	7,250	LIBOR + 2.57%	6.89%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2023 and 2022:

	Unrealized Gain (Loss) Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Hedged Instrument	2023	2022	2023	2022
Plaza at Woodbridge interest rate cap	$(160)	$(54)	$(268)	$(54)
Montclair interest rate swap	139	—	(53)	—
Total	$(21)	$(54)	$(321)	$(54)

In May 2023, the Company entered into a new two-year interest rate cap agreement with a third-party to limit the maximum SOFR of our Plaza at Woodbridge floating rate debt to 3%. This agreement replaces the previous cap which expired on July 1, 2023. The new cap has an effective date of July 3, 2023 and expires on July 1, 2025. The purchase price of the new interest rate cap was $1.1 million and is included in the prepaid expenses and other assets line item of the consolidated balance sheets.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our Level 2 financial instruments as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023		As of December 31, 2022
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,695,237	$1,545,104	$1,699,491	$1,542,869
(1) Carrying amounts exclude unamortized debt issuance costs of $11.9 million and $7.8 million as of June 30, 2023 and December 31, 2022, respectively.

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
During the three months ended March 31, 2023, as a result of our quarterly impairment evaluation, we recognized a non-cash impairment charge of $34.1 million on our property, Kingswood Center. The property, an office and retail center acquired in February 2020, is located in Brooklyn, NY. In March of 2023, a tenant representing 50,000 sf informed us that they intend to vacate early next year, and a tenant representing 17,000 sf terminated their lease effective April 17, 2023. As a result of these events and the uncertainty of the office market, we determined that the undiscounted future cash flows and future terminal value were less than the carrying value of the property. The mortgage on the property was transferred to special servicing in May 2023 at the Company's request considering the 2023 projected NOI will not cover debt service.
The impairment charge of $34.1 million was calculated as the difference between the asset's individual carrying value and the estimated fair value of $49 million less estimated selling costs, which was based on the discounted future cash flows and future terminal value. The discounted cash flows and terminal value utilized a discount rate of 8% and capitalization rates of 6% for retail and 7% for office, which were corroborated by third-party valuations and market data. The Company believes the inputs utilized to measure the fair value were reasonable in the context of applicable market conditions, however, due to the significance of the unobservable inputs in the overall fair value measures, the Company determined that such fair value measurements are classified as Level 3. The impairment charge is recorded within the real estate impairment loss line item on our consolidated statements of income and comprehensive income. No impairment charges were recognized during the three months ended June 30, 2023 or the three and six months ended June 30, 2022.

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

Redevelopment and Anchor Repositioning
The Company has 22 active development, redevelopment or anchor repositioning projects with total estimated costs of $196.5 million, of which $128.2 million remains to be funded as of June 30, 2023. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.5 million and $1.6 million on our consolidated balance sheets as of June 30, 2023 and December 31, 2022, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
On April 23, 2023, Bed Bath & Beyond filed for Chapter 11 bankruptcy protection. Bed Bath & Beyond had a total of six leases with us, including those with wholly-owned store concepts buybuy Baby and Harmon Face Values. Our three leases with Harmon Face Values, totaling 18,000 sf and that generated $0.5 million in annual rental revenue, were rejected effective April 2023 and the tenant has vacated the premises at all three locations. The remaining three leases with Bed Bath & Beyond generate an additional $3.1 million in annual rental revenue and remain open as of June 30, 2023. Given the bankruptcy filing, it is uncertain whether these stores will continue to operate, close permanently, or whether they will be sold to other operators as part of the bankruptcy proceedings.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2023	December 31, 2022
Deferred tax asset, net	$33,298	$34,616
Other assets	20,745	18,386
Deferred financing costs, net of accumulated amortization of $8,094 and $7,269, respectively	5,923	6,749
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	6,027	12,080
Insurance	6,604	1,391
Licenses/fees	1,703	1,261
Total prepaid expenses and other assets	$77,024	$77,207

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2023	December 31, 2022
Accrued capital expenditures and leasing costs	$25,505	$35,732
Deferred tenant revenue	27,493	28,468
Accrued interest payable	12,363	10,789
Security deposits	8,305	8,048
Other liabilities and accrued expenses	6,465	6,939
Finance lease liability	3,022	3,016
Accrued payroll expenses	5,151	9,527
Total accounts payable, accrued expenses and other liabilities	$88,304	$102,519

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Interest expense	$17,082	$13,453	$31,419	$26,712
Amortization of deferred financing costs	1,049	788	2,005	1,533
Total interest and debt expense	$18,131	$14,241	$33,424	$28,245

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
As of June 30, 2023, the Company has not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the six months ended June 30, 2023 and 2022, no shares were repurchased by the Company. As of June 30, 2023, the Company has repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. All share repurchases by the Company were completed between March and April of 2020. There is approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of June 30, 2023, Urban Edge owned approximately 95.9% of the outstanding common OP units with the remaining limited OP units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended June 30, 2023 and 2022, the Company declared distributions on common shares and OP units of $0.16 per share/unit. During the six months ended June 30, 2023 and 2022, the Company declared distributions on common shares and OP units of $0.32 per share/unit in the aggregate.

Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. LTIP unit awards were granted to certain executives pursuant to our 2015 Omnibus Share Plan (the “Omnibus Share Plan”) and our 2018 Inducement Equity Plan. OP units were issued to contributors in exchange for their property interests in connection with the Company’s property acquisitions in 2017.
The total of the OP units and LTIP units represent a 4.1% weighted-average interest in the Operating Partnership for the three and six months ended June 30, 2023. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. During the six months ended June 30, 2023, 70,000 units were redeemed for an equivalent amount of common shares of the Company.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,262	$1,231	$2,249	$2,463
Performance-based LTIP expense(2)	735	932	1,463	1,977
Restricted share expense	174	114	413	174
Deferred share unit (“DSU”) expense	31	17	64	42
Stock option expense	—	206	20	441
Total Share-based compensation expense	$2,202	$2,500	$4,209	$5,097
(1) Expense for the three and six months ended June 30, 2023 includes the 2023, 2022, 2021, 2020 and 2019 LTI Plans.
(2) Expense for the three and six months ended June 30, 2023 includes the 2017 OPP plan and the 2023, 2022, 2021, 2020, 2019, and 2018 LTI Plans.

Equity award activity during the six months ended June 30, 2023 included: (i) 314,117 LTIP units granted, (ii) 264,342 LTIP units vested, (iii) 80,520 restricted shares granted, (iv) 32,134 stock options vested, (v) 31,118 restricted shares vested, and (vi) 5,106 restricted shares forfeited.

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

Time-based awards
The time-based awards granted under the 2023 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of June 30, 2023, the Company granted time-based awards under the 2023 LTI Plan that represent 257,561 LTIP units with a grant date fair value of $3.7 million.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to common shareholders	$10,262	$11,626	$(8,856)	$21,112
Less: (Earnings) loss allocated to unvested participating securities	(8)	(6)	5	(11)
Net income (loss) available for common shareholders - basic	$10,254	$11,620	$(8,851)	$21,101
Impact of assumed conversions:
OP and LTIP Units	—	—	—	—
Net income (loss) available for common shareholders - dilutive	$10,254	$11,620	$(8,851)	$21,101

Denominator:
Weighted average common shares outstanding - basic	117,482	117,364	117,466	117,347
Effect of dilutive securities(1):
Restricted share awards	96	63	—	63
Assumed conversion of OP and LTIP Units	—	—	—	—
Weighted average common shares outstanding - diluted	117,578	117,427	117,466	117,410

Earnings per share available to common shareholders:
Earnings (loss) per common share - Basic	$0.09	$0.10	$(0.08)	$0.18
Earnings (loss) per common share - Diluted	$0.09	$0.10	$(0.08)	$0.18
(1) For the three and six months ended June 30, 2023 and 2022, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per unit amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to unitholders	$10,706	$12,132	$(9,200)	$22,005
Less: net (income) loss attributable to participating securities	(8)	(6)	5	(11)
Net income (loss) available for unitholders	$10,698	$12,126	$(9,195)	$21,994

Denominator:
Weighted average units outstanding - basic	121,920	121,365	121,836	121,277
Effect of dilutive securities issued by Urban Edge	96	63	—	63
Unvested LTIP Units	95	226	—	94
Weighted average units outstanding - diluted	122,111	121,654	121,836	121,434

Earnings per unit available to unitholders:
Earnings (loss) per unit - Basic	$0.09	$0.10	$(0.08)	$0.18
Earnings (loss) per unit - Diluted	$0.09	$0.10	$(0.08)	$0.18

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) the economic, political and social impact of, and uncertainty relating to, the COVID-19 pandemic and related COVID-19 variants; (ii) the loss or bankruptcy of major tenants; (iii) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (iv) the impact of e-commerce on our tenants’ business; (v) macroeconomic conditions, such as rising inflation and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors, including the discontinuation of USD LIBOR, which was replaced by SOFR after June 30, 2023; (ix) the Company’s ability to pay down, refinance, hedge, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 and the other documents filed by the Company with the SEC, including the information contained in this Quarterly Report on Form 10-Q.
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

Overview
Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland real estate investment trust that owns, manages, acquires, develops, and redevelops retail real estate, primarily in the Washington, D.C. to Boston corridor. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of the Company’s real estate properties and other assets. Unless the context otherwise requires, references to “we”, “us” and “our” refer to Urban Edge Properties and UELP and their consolidated entities/subsidiaries.
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of June 30, 2023, Urban Edge owned approximately 95.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of June 30, 2023, our portfolio consisted of 70 shopping centers, two outlet centers, two malls and two industrial parks totaling approximately 17.2 million square feet.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 contains a description of our critical accounting estimates, including collectibility, valuing acquired assets and liabilities and impairments. For the six months ended June 30, 2023, there were no material changes to these estimates.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. In the five years preceding 2021, inflation levels remained relatively low compared to historical averages. However, in recent years there has been a rise in inflation due in part to the current economic climate and volatility in the financial markets. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. The Federal Reserve has taken measures to suppress inflation by way of benchmark interest rate hikes, resulting in an increase in interest rates. As of June 30, 2023, approximately 92% of our outstanding debt is fixed rate, with the remaining 8% indexed to LIBOR, SOFR or the Prime Rate, plus an applicable margin per the loan agreements. We utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of June 30, 2023, we were counter-party to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for, and are designated as, hedging instruments. While we have not experienced any material adverse effects from such events, we are actively managing our business to respond to the ongoing economic and social impacts. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income (loss)	$10,563	$12,009	$(9,583)	$21,543
FFO applicable to diluted common shareholders(1)	35,918	36,236	74,520	70,407
NOI(1)	61,537	59,648	122,683	116,710
Same-property NOI(1)	56,126	54,878	110,893	106,829
(1) Refer to pages 34-35 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
Net income for the three months ended June 30, 2023 was $10.6 million, compared to net income of $12.0 million for the three months ended June 30, 2022. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended June 30, 2023 as compared to the same period in 2022:

	Three Months Ended June 30,
(Amounts in thousands)	2023	2022	$ Change
Total revenue	$99,065	$97,854	$1,211
Depreciation and amortization	25,513	24,691	822
Real estate taxes	16,121	15,456	665
Property operating expenses	15,708	17,596	(1,888)
General and administrative expenses	9,907	10,634	(727)
Interest and debt expense	18,131	14,241	3,890
Loss on extinguishment of debt	(489)	—	(489)
Income tax expense	41	711	(670)
Total revenue increased by $1.2 million to $99.1 million in the second quarter of 2023 from $97.9 million in the second quarter of 2022. The increase is primarily attributable to:
•$1.6 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases;
•$0.8 million increase as a result of property acquisitions; and
•$0.7 million increase in non-cash revenues driven by accelerated amortization of below-market lease intangibles and higher straight-line rental income for rent commencements since the second quarter of 2022; offset by
•$1.9 million increase in rental revenue deemed uncollectible.
Depreciation and amortization increased by $0.8 million to $25.5 million in the second quarter of 2023 from $24.7 million in the second quarter of 2022. The increase is primarily attributable to:
•$0.6 million increase due to assets placed in service for completion of capital projects since the second quarter of 2022; and
•$0.2 million increase as a result of property acquisitions.
Real estate taxes increased by $0.7 million to $16.1 million in the second quarter of 2023 from $15.5 million in the second quarter of 2022. The increase is primarily attributable to:
•$0.9 million increase as a result of higher tax assessments; and
•$0.1 million increase as a result of property acquisitions; offset by
•$0.3 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects since the second quarter of 2022, offset by project completions.
Property operating expenses decreased by $1.9 million to $15.7 million in the second quarter of 2023 from $17.6 million in the second quarter of 2022. The decrease is primarily attributable to:
•$2.1 million lower common area maintenance expenses across the portfolio as a result of lower utilities, snow removal, and repairs and maintenance as compared to the second quarter of 2022; offset by
•$0.2 million increase as a result of property acquisitions.
General and administrative expenses decreased by $0.7 million to $9.9 million in the second quarter of 2023 from $10.6 million in the second quarter of 2022. This is primarily attributable to lower employment expenses, professional fees, transaction costs, and other expenses.
Interest and debt expense increased by $3.9 million to $18.1 million in the second quarter of 2023 from $14.2 million in the second quarter of 2022. The increase is primarily attributable to:
•$2.7 million increase in interest expense due to new debt and loan refinancings since the second quarter of 2022;
•$1.6 million increase in interest expense due to higher rates on our variable rate loans; and
•$0.5 million increase in deferred financing costs and credit facility fees; offset by
•$0.9 million increase in capitalized interest expense due to commencement of development, redevelopment and anchor repositioning projects; partially offset by project completions.
We recognized a $0.5 million loss on the extinguishment of debt as a result of the early paydown of the mortgage loan secured by the Plaza at Cherry Hill in June 2023.

Income tax expense decreased by $0.7 million to less than $0.1 million in the second quarter of 2023 from $0.7 million in the second quarter of 2022 driven by an income tax benefit recognized in the second quarter of 2023 related to the tax planning measures implemented for the refinancing and debt restructuring that occurred in 2020.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
Net loss for the six months ended June 30, 2023 was $9.6 million, compared to net income of $21.5 million for the six months ended June 30, 2022. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the six months ended June 30, 2023 as compared to the same period in 2022:

	Six Months Ended June 30,
(Amounts in thousands)	2023	2022	$ Change
Total revenue	$198,506	$198,055	$451
Depreciation and amortization	50,597	49,218	1,379
Real estate taxes	31,798	31,431	367
Property operating expenses	33,134	38,801	(5,667)
General and administrative expenses	18,965	21,755	(2,790)
Real estate impairment loss	34,055	—	34,055
Interest and debt expense	33,424	28,245	5,179
Loss on extinguishment of debt	(489)	—	(489)
Income tax expense	747	1,616	(869)
Total revenue increased by $0.5 million to $198.5 million in the six months ended June 30, 2023 from $198.1 million in the six months ended June 30, 2022. The increase is primarily attributable to:
•$2.1 million increase in property rentals due to rent commencements and contractual rent increases;
•$1.8 million increase as a result of property acquisitions; and
•$0.5 million increase in non-cash revenues driven by higher straight-line rental income for rent commencements since the first six months of 2022; offset by
•$1.7 million increase in rental revenue deemed uncollectible;
•$1.5 million decrease in tenant reimbursements as a result of lower operating expenses; and
•$0.7 million decrease in lease termination income and management and development fee income.
Depreciation and amortization increased by $1.4 million to $50.6 million in the six months ended June 30, 2023 from $49.2 million in the six months ended June 30, 2022. The increase is primarily attributable to:
•$0.8 million increase due to assets placed in service for completion of capital projects since the first six months of 2022; and
•$0.6 million increase as a result of property acquisitions.
Real estate taxes increased by $0.4 million to $31.8 million in the six months ended June 30, 2023 from $31.4 million in the six months ended June 30, 2022. The increase is primarily attributable to:
•$0.5 million increase as a result of higher tax assessments; and
•$0.2 million increase as a result of property acquisitions; offset by
•$0.3 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects, offset by project completions.
Property operating expenses decreased by $5.7 million to $33.1 million in the six months ended June 30, 2023 from $38.8 million in the six months ended June 30, 2022. The decrease is primarily attributable to:
•$6.2 million lower common area maintenance expenses across the portfolio as a result of lower snow removal, utilities, and repairs and maintenance as compared to the first six months of 2022; offset by
•$0.5 million increase as a result of property acquisitions.
General and administrative expenses decreased by $2.8 million to $19.0 million in the six months ended June 30, 2023 from $21.8 million in the six months ended June 30, 2022. This is primarily attributable to lower employment expenses, professional fees, transaction costs and other expenses.
We recognized a real estate impairment loss of $34.1 million in the first quarter of 2023, reducing the carrying value of an office and retail property located in Brooklyn, NY.

Interest and debt expense increased by $5.2 million to $33.4 million in the six months ended June 30, 2023 from $28.2 million in the six months ended June 30, 2022. The increase is primarily attributable to:
•$3.4 million increase in interest expense due to higher rates on our variable rate loans;
•$2.7 million increase in interest expense due to new debt and loan refinancings since the first six months of 2022;
•$0.6 million increase in deferred financing costs and credit facility fees; and
•$0.4 million increase due to property acquisitions since the first six months of 2022; offset by
•$1.9 million increase in capitalized interest expense due to commencement of development, redevelopment and anchor repositioning projects; partially offset by project completions.
We recognized a $0.5 million loss on the extinguishment of debt as a result of the early paydown of the mortgage loan secured by the Plaza at Cherry Hill in June 2023.
Income tax expense decreased by $0.9 million to $0.7 million in the six months ended June 30, 2023 from $1.6 million in the six months ended June 30, 2022. The decrease is primarily driven by an income tax benefit recognized in the second quarter of 2023 related to the tax planning measures implemented for the refinancing and debt restructuring that occurred in 2020.

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
We calculate same-property NOI using net income as defined by GAAP reflecting only those income and expense items that are reflected in NOI (as described above) and excluding properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service, and also excluding properties acquired, sold, or that are in the foreclosure process during the periods being compared. We also exclude for the following items in calculating same-property NOI: lease termination fees, bankruptcy settlement income, and income and expenses that we do not believe are representative of ongoing operating results, if any. As such, same-property NOI assists in eliminating disparities in net income due to the development, redevelopment, acquisition, disposition or foreclosure of properties during the periods presented, and thus provides a more consistent performance measure for the comparison of the operating performance of the Company’s properties, which the Company believes to be useful to investors. Same-property NOI should not be considered a substitute for net income and may not be comparable to similarly titled measures employed by others.
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 69 and 68 properties for the three and six months ended June 30, 2023 and 2022, respectively. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $1.2 million, or 2.3%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 and increased by $4.1 million, or 3.8%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Same-property NOI, including properties in redevelopment, increased by $2.0 million, or 3.5%, for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 and increased by $5.9 million, or 5.1%, for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
The following table reconciles net income (loss) to NOI and same-property NOI for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income (loss)	$10,563	$12,009	$(9,583)	$21,543
Other expense (income)	244	(91)	470	(530)
Depreciation and amortization	25,513	24,691	50,597	49,218
General and administrative expense	9,907	10,634	18,965	21,755
Gain on sale of real estate	—	(353)	(356)	(353)
Interest income	(564)	(214)	(1,075)	(419)
Interest and debt expense	18,131	14,241	33,424	28,245
Loss on extinguishment of debt	489	—	489	—
Income tax expense	41	711	747	1,616
Real estate impairment loss	—	—	34,055	—
Non-cash revenue and expenses	(2,787)	(1,980)	(5,050)	(4,365)
NOI	61,537	59,648	122,683	116,710
Adjustments:
Non-same property NOI and other(1)	(5,615)	(5,117)	(13,000)	(11,472)
Sunrise Mall net operating loss	454	347	1,468	1,701
Tenant bankruptcy settlement income and lease termination income	(250)	—	(258)	(110)
Same-property NOI	$56,126	$54,878	$110,893	$106,829
NOI related to properties being redeveloped	4,815	4,025	11,442	9,557
Same-property NOI including properties in redevelopment	$60,941	$58,903	$122,335	$116,386
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process in the periods being compared.

Funds From Operations
FFO applicable to diluted common shareholders was $35.9 million for the three months ended June 30, 2023 compared to $36.2 million for the three months ended June 30, 2022, and $74.5 million for the six months ended June 30, 2023 compared to $70.4 million for the six months ended June 30, 2022.
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
The following table reflects the reconciliation of net income to FFO for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income (loss)	$10,563	$12,009	$(9,583)	$21,543
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(444)	(506)	344	(893)
Consolidated subsidiaries	143	123	383	462
Net income (loss) attributable to common shareholders	10,262	11,626	(8,856)	21,112
Adjustments:
Rental property depreciation and amortization	25,212	24,457	50,021	48,755
Limited partnership interests in operating partnership(1)	444	506	(344)	893
Gain on sale of real estate(2)	—	(353)	(356)	(353)
Real estate impairment loss(3)	—	—	34,055	—
FFO applicable to diluted common shareholders	$35,918	$36,236	$74,520	$70,407
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares, which have been excluded for purposes of calculating earnings per diluted share for the periods presented because they are anti-dilutive.
(2) The gain on sale of real estate for the six months ended June 30, 2023 relates to the release of escrow funds from a property disposed of in a prior period.
(3) During the six months ended June 30, 2023, the Company recognized a non-cash impairment charge reducing the carrying value of Kingswood Center, an office and retail property located in Brooklyn, NY.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.16 per common share and OP unit for the first and second quarter of 2023, or an annual rate of $0.64. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales. Additionally, we have an $800 million Revolving Credit Agreement with certain financial institutions which has a maturity date of February 9, 2027 and includes two six-month extension options. During the three months ended June 30, 2023, the Company obtained three letters of credit issued under the Agreement reducing the available balance of the facility to approximately $775.7 million. No amounts were drawn or outstanding under the Agreement as of June 30, 2023, and no separate liability has been recorded in connection with the undrawn letters of credit. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Revolving Credit Agreement.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. We have approximately $45 million of debt maturing within the next 12 months related to mortgage loans encumbering two of our properties.
At June 30, 2023, we had cash and cash equivalents, including restricted cash, of $93.4 million and approximately $775.7 million available under our undrawn Revolving Credit Agreement. The available balance under our Revolving Credit Agreement and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $93.4 million at June 30, 2023, compared to $128.8 million at December 31, 2022 and $171.3 million at June 30, 2022, a decrease of $35.3 million and $77.9 million, respectively. Our cash flow activities are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2023	2022	$ Change
Net cash provided by operating activities	$68,449	$60,976	$7,473
Net cash used in investing activities	(56,454)	(83,967)	27,513
Net cash used in financing activities	(47,343)	(25,524)	(21,819)
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $68.4 million for the six months ended June 30, 2023 increased by $7.5 million from $61.0 million for the six months ended June 30, 2022. The increase is due to timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $56.5 million for the six months ended June 30, 2023 decreased by $27.5 million compared to net cash used in investing activities of $84.0 million for the six months ended June 30, 2022. The decrease is primarily due to (i) $34.2 million decrease in cash used for the acquisition of real estate, offset by (ii) $6.6 million increase in cash used for real estate development and capital improvements.
The Company has 22 active development, redevelopment or anchor repositioning projects with total estimated costs of $196.5 million, of which $68.3 million has been incurred and $128.2 million remains to be funded as of June 30, 2023.
The following summarizes capital expenditures presented on a cash basis for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
(Amounts in thousands)	2023	2022
Capital expenditures:
Development and redevelopment costs	$40,619	$38,909
Capital improvements	11,661	8,238
Tenant improvements and allowances	2,830	951
Total capital expenditures	$55,110	$48,098

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $47.3 million for the six months ended June 30, 2023 increased by $21.8 million from cash used in financing activities of $25.5 million for the six months ended June 30, 2022. The increase is primarily due to (i) $17.6 million increase in cash used for debt repayments, net of proceeds received from financings and refinancings related to our mortgage loans, and (ii) $4.1 million increase in debt issuance costs.
On June 23, 2023, the Company refinanced its mortgage secured by the Shops at Bruckner with a new 6-year, $38 million loan at a fixed interest rate of 6.0%. The proceeds from the refinancing were used to pay down the outstanding principal balance on the previous loan of approximately $8.7 million. The remaining funds were used to pay off the $29 million mortgage secured by the Plaza at Cherry Hill on June 23, 2023, which had a maturity date of June 15, 2025. On June 7, 2023, the Company obtained a 10-year, $16 million non-recourse mortgage at fixed interest rate of 6.0% that is secured by its property, Newington Commons. On April 6, 2023, the Company refinanced the mortgage secured by its property, Bergen Town Center, with a 7-year fixed rate, $290 million loan. The proceeds from the loan were used to pay down the Company’s previous mortgage on the property which had an outstanding balance of $300 million.
In May 2023, the Company entered into a two-year interest rate cap agreement with a third-party to limit the maximum SOFR of our Plaza at Woodbridge floating rate debt to 3%. The new cap has an effective date of July 3, 2023 and replaces the previous interest rate cap which expired on July 1, 2023. The purchase price of the new interest rate cap was $1.1 million and is included in the prepaid expenses and other assets line item of the consolidated balance sheets.
On August 9, 2022, we amended and restated our Revolving Credit Agreement (as amended, the “Agreement”) to, among other things, increase the available amount under the facility by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the credit facility may be used to finance pre-development costs, development costs, acquisitions, working capital, equity investments, debt investments, capital expenditures and repayment of indebtedness, to pay fees and expenses incurred in connection with the amended and restated Agreement and for other general corporate purposes. During the three months ended June 30, 2023, the Company obtained three letters of credit issued under the Agreement, in the aggregate amount of $24.3 million. The letters of credit were provided to mortgage lenders to secure the Company’s obligations in relation to certain reserves and capital requirements per the loan agreements and have reduced the available balance of the facility to approximately $775.7 million. No amounts were drawn or outstanding under the Agreement as of June 30, 2023, and no separate liability has been recorded in connection with the undrawn letters of credit.
On August 15, 2022, we entered into an equity distribution agreement with various financial institutions, pursuant to which we may offer and sell common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250 million (the “ATM Program”). The ATM Program replaces the Company’s previous at-the-market program established in June 2021. As of June 30, 2023 we have not issued any common shares under the ATM Program. Refer to Note 14, Equity and Noncontrolling Interest, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information related to this program.

Contractual Obligations
We have contractual obligations related to our mortgage loans that are both fixed and variable. As of June 30, 2023, our variable rate loans bear interest at a floating rate based on LIBOR, SOFR and the Prime Rate plus an applicable margin of 0.5% to 2.26%. In connection with reference rate reform and the discontinuation of LIBOR, all of our LIBOR-indexed debt has been transitioned to SOFR effective July 2023. We do not anticipate that the transition to SOFR or the discontinuation of LIBOR will have a material impact on our results, our ability to borrow, or maintain already outstanding borrowings. Further information on our mortgage loans can be found in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of June 30, 2023, our variable rate debt outstanding had rates indexed to LIBOR, SOFR and the Prime Rate.

	2023					2022
(Amounts in thousands)	June 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate mortgages	$129,418		6.32%	$1,294		$159,198		6.11%
Fixed rate mortgages	1,565,819		4.67%	—	(2)	1,540,293		4.09%
	$1,695,237	(1)		$1,294		$1,699,491	(1)
(1) Excludes unamortized debt issuance costs of $11.9 million and $7.8 million as of June 30, 2023 and December 31, 2022, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $15.7 million based on outstanding balances as of June 30, 2023.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of June 30, 2023, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivative instruments are assessed quarterly and as of June 30, 2023, both meet the criteria of an effective hedge. In May 2023, the Company entered into a new two-year interest rate cap agreement for a purchase price of $1.1 million, to replace the previous interest rate cap agreement that expired on July 1, 2023. The new interest rate cap agreement has an effective date of July 3, 2023 and expiration date of July 1, 2025, and limits the maximum SOFR of the variable loan it is hedged with to 3%.

Discontinuation of LIBOR
The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with LIBOR settings relevant to the Company no longer being published after June 30, 2023. As a result, we have entered into loan amendments with our lenders to transition all of our LIBOR-indexed debt to SOFR effective July 2023. The transitions did not have a material impact on the loans affected and the Company was able to maintain rates comparable to the rates in place prior to the SOFR transition, however, it is not yet possible to predict with certainty the effect of LIBOR’s discontinuation on the Company's future borrowing potential.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2023, the estimated fair value of our consolidated debt was $1.5 billion.

Other Market Risks
As of June 30, 2023, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2023 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2023, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities:
During the three months ended June 30, 2023, we issued 50,000 shares of common shares in exchange for 50,000 OP Units that were held by certain limited partners of our Operating Partnership. OP Units are generally redeemable for cash or, at our discretion, exchangeable into common shares on a one-for-one basis. The cash redemption amount per OP Unit is based on the market price of a common share at the time of redemption. These common shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partners who received the common shares.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not Applicable

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not Applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended June 30, 2023, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: August 2, 2023

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: August 2, 2023