Form 10-Q
period 2023-09-30
Urban Edge Properties; Urban Edge Properties LP
filed 2023-10-31
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 27, 2023, Urban Edge Properties had 117,642,482 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2023

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2023 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of September 30, 2023, UE owned an approximate 95.8% interest in UELP. The remaining approximate 4.2% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land	$541,961	$535,770
Buildings and improvements	2,517,038	2,468,385
Construction in progress	280,341	314,190
Furniture, fixtures and equipment	9,472	8,539
Total	3,348,812	3,326,884
Accumulated depreciation and amortization	(842,328)	(791,485)
Real estate, net	2,506,484	2,535,399
Operating lease right-of-use assets	57,377	64,161
Cash and cash equivalents	50,793	85,518
Restricted cash	27,131	43,256
Tenant and other receivables	15,823	17,523
Receivable arising from the straight-lining of rents	67,499	64,713
Identified intangible assets, net of accumulated amortization of $46,448 and $40,983, respectively	54,823	62,856
Deferred leasing costs, net of accumulated amortization of $21,928 and $20,107, respectively	27,945	26,799
Prepaid expenses and other assets	73,969	77,207
Total assets	$2,881,844	$2,977,432

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,643,333	$1,691,690
Operating lease liabilities	54,197	59,789
Accounts payable, accrued expenses and other liabilities	90,017	102,519
Identified intangible liabilities, net of accumulated amortization of $45,929 and $40,816, respectively	87,000	93,328
Total liabilities	1,874,547	1,947,326
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,639,177 and 117,450,951 shares issued and outstanding, respectively	1,175	1,173
Additional paid-in capital	1,013,306	1,011,293
Accumulated other comprehensive income	1,334	629
Accumulated deficit	(65,295)	(36,104)
Noncontrolling interests:
Operating partnership	42,166	39,209
Consolidated subsidiaries	14,611	13,906
Total equity	1,007,297	1,030,106
Total liabilities and equity	$2,881,844	$2,977,432

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Rental revenue	$101,732	$98,175	$299,859	$295,045
Other income	102	115	481	1,300
Total revenue	101,834	98,290	300,340	296,345
EXPENSES
Depreciation and amortization	26,922	24,343	77,519	73,561
Real estate taxes	16,182	16,231	47,980	47,662
Property operating	16,618	17,672	49,752	56,473
General and administrative	8,938	9,852	27,903	31,607
Real estate impairment loss	—	—	34,055	—
Lease expense	3,159	3,109	9,470	9,327
Total expenses	71,819	71,207	246,679	218,630
Gain on sale of real estate	—	—	356	353
Interest income	565	294	1,640	713
Interest and debt expense	(19,006)	(15,266)	(52,430)	(43,511)
Gain on extinguishment of debt, net	43,029	—	42,540	—
Income before income taxes	54,603	12,111	45,767	35,270
Income tax expense	(17,063)	(646)	(17,810)	(2,262)
Net income	37,540	11,465	27,957	33,008
Less net (income) loss attributable to NCI in:
Operating partnership	(1,555)	(455)	(1,211)	(1,348)
Consolidated subsidiaries	133	373	516	835
Net income attributable to common shareholders	$36,118	$11,383	$27,262	$32,495

Earnings per common share - Basic:	$0.31	$0.10	$0.23	$0.28
Earnings per common share - Diluted:	$0.31	$0.10	$0.23	$0.28
Weighted average shares outstanding - Basic	117,543	117,382	117,492	117,359
Weighted average shares outstanding - Diluted	122,205	121,683	117,627	121,472

Net income	$37,540	$11,465	$27,957	$33,008
Effective portion of change in fair value of derivatives	1,058	632	737	578
Comprehensive income	38,598	12,097	28,694	33,586
Less comprehensive income attributable to NCI in:
Operating partnership	(45)	(26)	(32)	(24)
Less net (income) loss attributable to NCI in:
Operating partnership	(1,555)	(455)	(1,211)	(1,348)
Consolidated subsidiaries	133	373	516	835
Comprehensive income attributable to common shareholders	$37,131	$11,989	$27,967	$33,049

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2022	117,442,769	$1,173	$1,002,679	$(52)	$(23,568)	$42,771	$13,947	$1,036,950
Net income attributable to common shareholders	—	—	—	—	11,383	—	—	11,383
Net income (loss) attributable to NCI	—	—	—	—	—	455	(373)	82
Other comprehensive income	—	—	—	606	—	26	—	632
Limited partnership interests:
Reallocation of NCI	—	—	3,325	—	—	(3,325)	—	—
Common shares forfeited	(1,064)	—	21	—	(21)	—	—	—
Dividends to common shareholders ($0.16 per share)	—	—	—	—	(18,776)	—	—	(18,776)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	—	(782)	—	(782)
Share-based compensation expense	—	—	338	—	—	2,242	—	2,580
Share-based awards retained for taxes	(957)	—	(15)	—	—	—	—	(15)
Balance, September 30, 2022	117,440,748	$1,173	$1,006,348	$554	$(30,982)	$41,387	$13,574	$1,032,054

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2023	117,639,602	$1,175	$1,012,825	$321	$(82,588)	$40,021	$14,744	$986,498
Net income attributable to common shareholders	—	—	—	—	36,118	—	—	36,118
Net income (loss) attributable to NCI	—	—	—	—	—	1,555	(133)	1,422
Other comprehensive income	—	—	—	1,013	—	45	—	1,058
Limited partnership interests:
Reallocation of NCI	—	—	265	—	—	(265)	—	—
Common shares forfeited	(425)	—	22	—	(22)	—	—	—
Dividends to common shareholders ($0.16 per share)	—	—	—	—	(18,803)	—	—	(18,803)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	—	(810)	—	(810)
Share-based compensation expense	—	—	194	—	—	1,620	—	1,814
Balance, September 30, 2023	117,639,177	$1,175	$1,013,306	$1,334	$(65,295)	$42,166	$14,611	$1,007,297

See notes to consolidated financial statements (unaudited).

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2021	117,147,986	$1,170	$1,001,253	$—	$(7,091)	$39,616	$12,946	$1,047,894
Net income attributable to common shareholders	—	—	—	—	32,495	—	—	32,495
Net income (loss) attributable to NCI	—	—	—	—	—	1,348	(835)	513
Other comprehensive income				554		24		578
Limited partnership interests:
Units redeemed for common shares	250,000	3	2,121	—	—	2,124	—	4,248
Reallocation of NCI	—	—	1,820	—	—	(6,068)	—	(4,248)
Common shares issued	49,990	—	286	—	(63)	—	—	223
Dividends to common shareholders ($0.48 per share)	—	—	—	—	(56,323)	—	—	(56,323)
Distributions to redeemable NCI ($0.48 per unit)	—	—	—	—	—	(2,337)	—	(2,337)
Contributions from NCI	—	—	—	—	—	—	1,463	1,463
Share-based compensation expense	—	—	997	—	—	6,680	—	7,677
Share-based awards retained for taxes	(7,228)	—	(129)	—	—	—	—	(129)
Balance, September 30, 2022	117,440,748	$1,173	$1,006,348	$554	$(30,982)	$41,387	$13,574	$1,032,054

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2022	117,450,951	$1,173	$1,011,293	$629	$(36,104)	$39,209	$13,906	$1,030,106
Net income attributable to common shareholders	—	—	—	—	27,262	—	—	27,262
Net income (loss) attributable to NCI	—	—	—	—	—	1,211	(516)	695
Other comprehensive income	—	—	—	705	—	32	—	737
Limited partnership interests:
Units redeemed for common shares	70,000	1	572	—	—	572	—	1,145
Reallocation of NCI	—	—	610	—	—	(1,755)	—	(1,145)
Common shares issued	125,863	1	260	—	(66)	—	—	195
Dividends to common shareholders ($0.48 per share)	—	—	—	—	(56,387)	—	—	(56,387)
Distributions to redeemable NCI ($0.48 per unit)	—	—	—	—	—	(2,436)	—	(2,436)
Contributions from NCI	—	—	—	—	—	—	1,221	1,221
Share-based compensation expense	—	—	690	—	—	5,333	—	6,023
Share-based awards retained for taxes	(7,637)	—	(119)	—	—	—	—	(119)
Balance, September 30, 2023	117,639,177	$1,175	$1,013,306	$1,334	$(65,295)	$42,166	$14,611	$1,007,297

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,957	$33,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,985	75,176
Gain on sale of real estate	(356)	(353)
Real estate impairment loss	34,055	—
Gain on extinguishment of debt, net	(42,540)	—
Amortization of below market leases, net	(5,184)	(5,062)
Noncash lease expense	5,390	5,282
Straight-lining of rent	(2,786)	(1,522)
Share-based compensation expense	6,023	7,677
Change in operating assets and liabilities:
Tenant and other receivables	1,700	(586)
Deferred leasing costs	(5,004)	(3,493)
Prepaid expenses and other assets	2,458	795
Lease liabilities	(5,186)	(4,997)
Accounts payable, accrued expenses and other liabilities	6,340	(7,253)
Net cash provided by operating activities	102,852	98,672
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(84,760)	(74,990)
Proceeds from sale of operating properties	356	353
Acquisitions of real estate	(2,071)	(36,222)
Net cash used in investing activities	(86,475)	(110,859)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(428,948)	(93,999)
Dividends to common shareholders	(56,387)	(56,323)
Distributions to redeemable noncontrolling interests	(2,436)	(2,337)
Taxes withheld for vested restricted shares	(119)	(129)
Contributions from noncontrolling interests	1,221	1,463
Purchase of interest rate cap	—	(285)
Proceeds from mortgage loan borrowings	426,000	103,413
Debt issuance costs	(6,753)	(7,284)
Proceeds related to the issuance of common shares	195	223
Net cash used in financing activities	(67,227)	(55,258)
Net decrease in cash and cash equivalents and restricted cash	(50,850)	(67,445)
Cash and cash equivalents and restricted cash at beginning of period	128,774	219,836
Cash and cash equivalents and restricted cash at end of period	$77,924	$152,391

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $8,379 and $5,922, respectively	$50,266	$41,274
Cash payments for income taxes	41	967
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	18,306	17,031
Write-off of fully depreciated and impaired assets	38,311	7,765
Mortgage debt forgiven	44,105	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,518	$164,478
Restricted cash at beginning of period	43,256	55,358
Cash and cash equivalents and restricted cash at beginning of period	$128,774	$219,836

Cash and cash equivalents at end of period	$50,793	$108,437
Restricted cash at end of period	27,131	43,954
Cash and cash equivalents and restricted cash at end of period	$77,924	$152,391

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	September 30,	December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land	$541,961	$535,770
Buildings and improvements	2,517,038	2,468,385
Construction in progress	280,341	314,190
Furniture, fixtures and equipment	9,472	8,539
Total	3,348,812	3,326,884
Accumulated depreciation and amortization	(842,328)	(791,485)
Real estate, net	2,506,484	2,535,399
Operating lease right-of-use assets	57,377	64,161
Cash and cash equivalents	50,793	85,518
Restricted cash	27,131	43,256
Tenant and other receivables	15,823	17,523
Receivable arising from the straight-lining of rents	67,499	64,713
Identified intangible assets, net of accumulated amortization of $46,448 and $40,983, respectively	54,823	62,856
Deferred leasing costs, net of accumulated amortization of $21,928 and $20,107, respectively	27,945	26,799
Prepaid expenses and other assets	73,969	77,207
Total assets	$2,881,844	$2,977,432

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,643,333	$1,691,690
Operating lease liabilities	54,197	59,789
Accounts payable, accrued expenses and other liabilities	90,017	102,519
Identified intangible liabilities, net of accumulated amortization of $45,929 and $40,816, respectively	87,000	93,328
Total liabilities	1,874,547	1,947,326
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 117,639,177 and 117,450,951 units outstanding, respectively	1,014,481	1,012,466
Limited partners: 5,218,642 and 4,713,558 units outstanding, respectively	45,960	41,810
Accumulated other comprehensive income	1,334	629
Accumulated deficit	(69,089)	(38,705)
Total partners’ capital	992,686	1,016,200
Noncontrolling interest in consolidated subsidiaries	14,611	13,906
Total equity	1,007,297	1,030,106
Total liabilities and equity	$2,881,844	$2,977,432

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Rental revenue	$101,732	$98,175	$299,859	$295,045
Other income	102	115	481	1,300
Total revenue	101,834	98,290	300,340	296,345
EXPENSES
Depreciation and amortization	26,922	24,343	77,519	73,561
Real estate taxes	16,182	16,231	47,980	47,662
Property operating	16,618	17,672	49,752	56,473
General and administrative	8,938	9,852	27,903	31,607
Real estate impairment loss	—	—	34,055	—
Lease expense	3,159	3,109	9,470	9,327
Total expenses	71,819	71,207	246,679	218,630
Gain on sale of real estate	—	—	356	353
Interest income	565	294	1,640	713
Interest and debt expense	(19,006)	(15,266)	(52,430)	(43,511)
Gain on extinguishment of debt, net	43,029	—	42,540	—
Income before income taxes	54,603	12,111	45,767	35,270
Income tax expense	(17,063)	(646)	(17,810)	(2,262)
Net income	37,540	11,465	27,957	33,008
Less net loss attributable to NCI in consolidated subsidiaries	133	373	516	835
Net income attributable to unitholders	$37,673	$11,838	$28,473	$33,843

Earnings per unit - Basic:	$0.31	$0.10	$0.23	$0.28
Earnings per unit - Diluted:	$0.31	$0.10	$0.23	$0.28
Weighted average units outstanding - Basic	121,964	121,405	121,879	121,320
Weighted average units outstanding - Diluted	122,205	121,683	122,014	121,657

Net income	$37,540	$11,465	$27,957	$33,008
Effective portion of change in fair value of derivatives	1,058	632	737	578
Comprehensive income	38,598	12,097	28,694	33,586
Less net loss attributable to NCI in consolidated subsidiaries	133	373	516	835
Comprehensive income attributable to unitholders	$38,731	$12,470	$29,210	$34,421

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive (Income) Loss	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2022	117,442,769	$1,003,852	5,124,493	$44,849	$(52)	$(25,646)	$13,947	$1,036,950
Net income attributable to unitholders	—	—	—	—	—	11,838	—	11,838
Net loss attributable to NCI	—	—	—	—	—	—	(373)	(373)
Other comprehensive income	—	—	—	—	606	26	—	632
Common units issued as a result of common shares issued by Urban Edge	(1,064)	21	(150,023)	—	—	(21)	—	—
Equity redemption of OP units	—	3,325	—	(3,325)	—	—	—	—
Distributions to Partners ($0.16 per unit)	—	—	—	—	—	(19,558)	—	(19,558)
Share-based compensation expense	—	338	—	2,242	—	—	—	2,580
Share-based awards retained for taxes	(957)	(15)	—	—	—	—	—	(15)
Balance, September 30, 2022	117,440,748	$1,007,521	4,974,470	$43,766	$554	$(33,361)	$13,574	$1,032,054
(1) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of September 30, 2022 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2023	117,639,602	$1,014,000	5,053,057	$44,605	$321	$(87,172)	$14,744	$986,498
Net income attributable to unitholders	—	—	—	—	—	37,673	—	37,673
Net loss attributable to NCI	—	—	—	—	—	—	(133)	(133)
Other comprehensive income	—	—	—	—	1,013	45	—	1,058
Common units issued as a result of common shares issued by Urban Edge	(425)	22	165,585	—	—	(22)	—	—
Equity redemption of OP units	—	—	—	—	—	—	—	—
Reallocation of noncontrolling interests	—	265	—	(265)	—	—	—	—
Distributions to Partners ($0.16 per unit)	—	—	—	—	—	(19,613)	—	(19,613)
Share-based compensation expense	—	194	—	1,620	—	—	—	1,814
Balance, September 30, 2023	117,639,177	$1,014,481	5,218,642	$45,960	$1,334	$(69,089)	$14,611	$1,007,297
(2) Limited partners have a 4.2% common limited partnership interest in the Operating Partnership as of September 30, 2023 in the form of OP and LTIP Units.

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
(1) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of September 30, 2022 in the form of OP Units and LTIP Units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2022	117,450,951	$1,012,466	4,713,558	$41,810	$629	$(38,705)	$13,906	$1,030,106
Net income attributable to unitholders	—	—	—	—	—	28,473	—	28,473
Net loss attributable to NCI	—	—	—	—	—	—	(516)	(516)
Other comprehensive income	—	—	—	—	705	32	—	737
Common units issued as a result of common shares issued by Urban Edge	125,863	261	575,084	—	—	(66)	—	195
Equity redemption of OP units	70,000	573	(70,000)	572	—	—	—	1,145
Reallocation of NCI	—	610	—	(1,755)	—	—	—	(1,145)
Distributions to Partners ($0.48 per unit)	—	—	—	—	—	(58,823)	—	(58,823)
Contributions from NCI	—	—	—	—	—	—	1,221	1,221
Share-based compensation expense	—	690	—	5,333	—	—	—	6,023
Share-based awards retained for taxes	(7,637)	(119)	—	—	—	—	—	(119)
Balance, September 30, 2023	117,639,177	$1,014,481	5,218,642	$45,960	$1,334	$(69,089)	$14,611	$1,007,297
(2) Limited partners have a 4.2% common limited partnership interest in the Operating Partnership as of September 30, 2023 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$27,957	$33,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	79,985	75,176
Gain on sale of real estate	(356)	(353)
Real estate impairment loss	34,055	—
Gain on extinguishment of debt, net	(42,540)	—
Amortization of below market leases, net	(5,184)	(5,062)
Noncash lease expense	5,390	5,282
Straight-lining of rent	(2,786)	(1,522)
Share-based compensation expense	6,023	7,677
Change in operating assets and liabilities:
Tenant and other receivables	1,700	(586)
Deferred leasing costs	(5,004)	(3,493)
Prepaid expenses and other assets	2,458	795
Lease liabilities	(5,186)	(4,997)
Accounts payable, accrued expenses and other liabilities	6,340	(7,253)
Net cash provided by operating activities	102,852	98,672
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(84,760)	(74,990)
Proceeds from sale of operating properties	356	353
Acquisitions of real estate	(2,071)	(36,222)
Net cash used in investing activities	(86,475)	(110,859)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(428,948)	(93,999)
Distributions to partners	(58,823)	(58,660)
Taxes withheld for vested restricted units	(119)	(129)
Contributions from noncontrolling interests	1,221	1,463
Purchase of interest rate cap	—	(285)
Proceeds from mortgage loan borrowings	426,000	103,413
Debt issuance costs	(6,753)	(7,284)
Proceeds related to the issuance of common shares	195	223
Net cash used in financing activities	(67,227)	(55,258)
Net decrease in cash and cash equivalents and restricted cash	(50,850)	(67,445)
Cash and cash equivalents and restricted cash at beginning of period	128,774	219,836
Cash and cash equivalents and restricted cash at end of period	$77,924	$152,391

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $8,379 and $5,922, respectively	$50,266	$41,274
Cash payments for income taxes	41	967
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	18,306	17,031
Write-off of fully depreciated and impaired assets	38,311	7,765
Mortgage debt forgiven	44,105	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,518	$164,478
Restricted cash at beginning of period	43,256	55,358
Cash and cash equivalents and restricted cash at beginning of period	$128,774	$219,836

Cash and cash equivalents at end of period	$50,793	$108,437
Restricted cash at end of period	27,131	43,954
Cash and cash equivalents and restricted cash at end of period	$77,924	$152,391

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2023, Urban Edge owned approximately 95.8% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of September 30, 2023, our portfolio consisted of 70 shopping centers, two outlet centers, two malls and two industrial parks totaling approximately 17.2 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2023. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (“SEC”).
The consolidated balance sheets as of September 30, 2023 and December 31, 2022 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of September 30, 2023 and December 31, 2022, excluding the Operating Partnership, we consolidated two VIEs with total assets of $46.8 million and $47.6 million, respectively, and total liabilities of $21.5 million and $23.2 million, respectively. The consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2023 and 2022, include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
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
None of our tenants accounted for more than 10% of our revenue or property operating income as of September 30, 2023.

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

Recently Issued Accounting Literature — In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01 Reference Rate Reform (ASC 848): Scope which provide temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 were effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848, which extended the final sunset date from December 31, 2022 to December 31, 2024. During June 2023, the Company entered into loan amendments to transition its four LIBOR-based loans to the Secured Overnight Financing Rate (“SOFR”). The amendments went into effect in July 2023 and did not have a material impact on the loans affected.

In August 2023, FASB issued ASU 2023-05 Business Combinations - Joint Venture Formation (Subtopic 805-60): Recognition and Initial Measurement, which provides an update to the accounting treatment of joint ventures upon formation. This update requires companies to measure assets and liabilities contributed to joint ventures at fair value at the time of formation and has an effective date of January 1, 2025. The update is to be applied prospectively, with a retrospective option for previously formed joint ventures and has no current impact on the Company.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements or disclosures.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the nine months ended September 30, 2023 and 2022, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
June 21, 2023	Sunrise Mall (Ground Lease)(2)	Massapequa	NY	—	$2,071
				2023 Total	$2,071

February 24, 2022	40 Carmans Road(3)	Massapequa	NY	12,000	$4,260
June 8, 2022	The Shops at Riverwood	Hyde Park	MA	78,000	33,343
				2022 Total	$37,603
(1) The total purchase price for the properties acquired during the nine months ended September 30, 2023 and 2022 includes $0.1 million and $0.6 million of transaction costs, respectively.
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
(1) As of September 30, 2023, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2022 were 8.5 years and 15.6 years, respectively.

On October 23, 2023, the Company closed on the acquisition of two shopping centers, Shoppers World and Gateway Center, for a purchase price of $309 million. Both centers, located in the greater Boston area, aggregate approximately 1.4 million sf. The acquisitions were funded using proceeds from the disposition of the East Hanover Warehouse portfolio in a forward Section 1031 exchange (a “1031 exchange”) agreement, with the balance being financed by drawing on the Company’s unsecured line of credit. We entered into a reverse 1031 exchange agreement with third-party intermediaries for the portion financed by the Company’s unsecured line of credit, which, for a maximum of 180 days allows us to defer, for tax purposes, gains on the sale of other properties identified and sold within the period.

Dispositions
During the nine months ended September 30, 2023 and 2022, no dispositions were completed by the Company. During the nine months ended September 30, 2023 and 2022, we recognized a gain on sale of real estate of $0.4 million in both periods, in connection with the release of escrow funds related to properties that were disposed of in prior periods.
On October 20, 2023, the Company completed the sale of its East Hanover Warehouse portfolio for a price of $217.5 million. In connection with the sale we entered into a forward 1031 exchange agreement with third-party intermediaries which allows us to defer, for tax purposes, the gain on sale of the property until the earlier of the satisfaction of the 1031 exchange requirements or 180 days after the date of the disposition. The proceeds from the disposition were used to pay off the $40 million loan secured by the property at closing and to partially fund the purchase of two properties, Shoppers World and Gateway Center, in the greater Boston area that were acquired on October 23, 2023. The East Hanover Warehouses are comprised of seven buildings, totaling 1.2 million sf.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $54.8 million and $87.0 million, respectively, as of September 30, 2023 and $62.9 million and $93.3 million, respectively, as of December 31, 2022.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $1.7 million and $5.2 million for the three and nine months ended September 30, 2023, respectively, and $1.6 million and $5.1 million for the same periods in 2022.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $2.3 million and $7.2 million for the three and nine months ended September 30, 2023, respectively, and $2.6 million and $8.1 million for the same periods in 2022.
The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2023 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2023(1)	$1,916	$(248)	$(2,240)
2024	7,416	(918)	(7,751)
2025	7,250	(725)	(6,283)
2026	6,916	(606)	(5,593)
2027	6,638	(458)	(5,065)
2028	5,991	(441)	(4,530)
(1) Remainder of 2023.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of September 30, 2023 and December 31, 2022.

(Amounts in thousands)	Maturity	Interest Rate at September 30, 2023	September 30, 2023	December 31, 2022
Mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	7.33%	$27,068	$27,482
Greenbrook Commons(1)	11/15/2024	7.33%	25,194	25,581
Gun Hill Commons(1)	12/1/2024	7.33%	23,819	24,188
Plaza at Cherry Hill(2)	6/15/2025	—%	—	29,000
Plaza at Woodbridge(3)	6/8/2027	5.26%	52,614	52,947
Total variable rate debt			128,695	159,198
Fixed rate
Hudson Mall	12/1/2023	5.07%	20,797	21,380
Yonkers Gateway Center	4/6/2024	4.16%	23,617	24,996
Brick Commons	12/10/2024	3.87%	47,924	48,636
West End Commons	12/10/2025	3.99%	24,314	24,658
Town Brook Commons	12/1/2026	3.78%	30,380	30,825
Rockaway River Commons	12/1/2026	3.78%	26,897	27,291
Hanover Commons	12/10/2026	4.03%	61,613	62,453
Tonnelle Commons	4/1/2027	4.18%	97,561	98,870
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	22,137	22,489
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center(5)	2/6/2028	5.07%	69,274	69,935
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	36,896	37,400
East Hanover Warehouses(8)	12/1/2028	4.09%	40,174	40,700
Union (Vauxhall)	12/10/2028	4.01%	45,403	45,600
The Shops at Riverwood	6/24/2029	4.25%	21,410	21,466
Shops at Bruckner(6)	7/1/2029	6.00%	37,892	9,020
Freeport Commons	12/10/2029	4.07%	43,100	43,100
Bergen Town Center	4/10/2030	6.30%	290,000	300,000
The Outlets at Montehiedra	6/1/2030	5.00%	76,087	77,531
Montclair(4)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	39,783	40,300
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	15,968	—
Las Catalinas Mall(7)	8/1/2033	6.60%	82,000	119,633
Mount Kisco Commons	11/15/2034	6.40%	11,268	11,760
Total fixed rate debt			1,526,745	1,540,293
Total mortgages payable			1,655,440	1,699,491
	Unamortized debt issuance costs		(12,107)	(7,801)
Total mortgages payable, net			$1,643,333	$1,691,690

(1)Bears interest at one month SOFR plus 200 bps.
(2)The Company paid off the loan prior to maturity on June 23, 2023.
(3)Bears interest at one month SOFR plus 226 bps. The variable component of the debt is hedged with an interest rate cap agreement to limit SOFR to a maximum of 3%.
(4)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.

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
(7)On August 30, 2023, the Company refinanced the mortgage on our Las Catalinas Mall property with a new 10-year, $82 million loan.
(8)On October 20, 2023, the Company completed the sale of East Hanover Warehouses for $217.5 million and used the proceeds to pay off the loan secured by the property at closing.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.4 billion as of September 30, 2023. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2023, we were in compliance with all debt covenants with the exception of those related to our mortgage on Kingswood Center which has been in default since May 2023. Additional information regarding the status of this loan can be found on the following page.
As of September 30, 2023, the principal repayments of the Company’s total outstanding debt for the remainder of 2023 and the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2023(1)	$25,446
2024	161,885
2025	40,282
2026	128,374
2027	319,473
2028	275,632
Thereafter	704,348
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
On April 5, 2023, the Company obtained two letters of credit issued under the Agreement, aggregating $14.5 million. On June 22, 2023, the Company obtained an additional letter of credit for $9.8 million. The letters of credit that were issued were provided to mortgage lenders to secure the Company’s obligations in relation to certain reserves and capital requirements per the loan agreements and have reduced the available balance of the facility to approximately $775.7 million. No amounts were drawn or outstanding under the Agreement as of September 30, 2023 or December 31, 2022, and no separate liability has been recorded in connection with the undrawn letters of credit.
Financing costs associated with executing the Agreement of $5.5 million and $6.7 million as of September 30, 2023 and December 31, 2022, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.
On October 6, 2023, the Company obtained a letter of credit under the Agreement for $2 million and provided it to a mortgage lender to secure its obligations for certain capital requirements. On October 23, 2023, the Company used its line of credit to partially finance the acquisition of two properties, Shoppers World and Gateway Center, located in the greater Boston area. As of the date of this filing, the Company has approximately $194 million drawn under the Agreement in conjunction with these acquisitions. These transactions have further reduced the available balance of the facility to approximately $579.7 million.

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
On August 30, 2023, the Company refinanced the mortgage secured by its property, Las Catalinas Mall, with a new 10-year, $82 million loan bearing interest at a fixed rate of 6.6%. The proceeds from the new loan were used to pay off the Company’s previous mortgage on the property. As a result of exercising the discounted payoff option, the Company recognized a gain on extinguishment of debt of $43 million for the three months ended September 30, 2023.
In connection with the refinancing, the Company incurred $0.9 million of financing costs which are amortized over the term of the loan and are included in the mortgages payable line item on the consolidated balance sheets as of September 30, 2023.

Mortgage on Shops at Bruckner
On June 23, 2023, the Company refinanced the mortgage secured by its property, the Shops at Bruckner, with a new 6-year, $38 million loan bearing interest at a fixed rate of 6.0%. The proceeds from the new loan were used to pay off the Company’s previous mortgage on the property which had an outstanding balance of approximately $8.7 million. In connection with the refinancing, the Company obtained a letter of credit issued under our Revolving Credit Agreement for $9.8 million to serve as collateral to secure the Company’s obligation to the lenders in relation to certain reserves and capital expenditures required per the loan agreement. We have not recorded any liabilities associated with the letter of credit.

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

Mortgage on Kingswood Center
In March 2023, a tenant representing 50,000 sf informed us that they intend to vacate early next year, and a tenant representing 17,000 sf terminated their lease effective April 17, 2023. As a result of these events, the Company notified the servicer that the projected 2023 cash flows generated by the property will be insufficient to cover debt service and that we were unwilling to fund the shortfalls. In May 2023, the loan was transferred to special servicing at the Company’s request, and per the terms of the loan agreement, we began to accrue default interest at a rate of 5% on the outstanding principal balance. In August 2023, the property was transferred to receivership and the Company's management agreement was terminated. As of September 30, 2023, the loan is in the foreclosure process and the Company has accrued default interest of $1.6 million which is included in the accounts payable, accrued expenses and other liabilities line item of the consolidated balance sheets.

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

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately three years. As of September 30, 2023, the remaining exposure under the guarantee is $6.6 million. There was no separate liability recorded related to this guarantee.

Mortgage on East Hanover Warehouses
On October 20, 2023, the Company completed the sale of the East Hanover Warehouse portfolio for a sales price of $217.5 million. The proceeds from the sale were used to pay off the $40 million balance of the loan secured by the property. The East Hanover Warehouses are comprised of seven buildings, totaling 1.2 million sf.

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
For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the nine months ended September 30, 2023 and 2022, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the nine months ended September 30, 2023, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three and nine months ended September 30, 2023, the Puerto Rico income tax expense was $17.1 million and $18.5 million, respectively, and $0.6 million and $2.2 million for the same periods in 2022. The REIT was not subject to any material state and local income tax expense for the three and nine months ended September 30, 2023 and 2022. All amounts for the three and nine months ended September 30, 2023 and 2022 are included in income tax expense on the consolidated statements of income and comprehensive income. The change in tax expense for the three and nine months ended September 30, 2023 when compared to the same periods in 2022 was driven by the mortgage refinancing of Las Catalinas Mall completed on August 30, 2023. As a result of the refinancing and the cancellation of indebtedness for tax purposes, the Company recognized a Puerto Rico income tax expense of $16.3 million, consisting of a current tax liability of $4.7 million and a deferred tax expense of $11.6 million. The deferred tax expense is attributable to a write-down of our Puerto Rico tax basis in Las Catalinas Mall for a portion of the debt forgiven. Refer to Note 6 for further information on the refinancing.

8.     LEASES

All rental revenue was generated from operating leases for the three and nine months ended September 30, 2023 and 2022. The components of rental revenue for the three and nine months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Rental Revenue
Fixed lease revenue	$75,956	$73,111	$223,878	$216,356
Variable lease revenue(1)	25,776	25,064	75,981	78,689
Total rental revenue	$101,732	$98,175	$299,859	$295,045
(1) Percentage rents for the three and nine months ended September 30, 2023 were $1.3 million and $2.4 million respectively, and $1.0 million and $2.6 million for the same periods in 2022.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$3,573	$—	$3,573

	As of December 31, 2022
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,976	$—	$1,976
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. As of September 30, 2023, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of September 30, 2023 and December 31, 2022:

(Amounts in thousands)	As of September 30, 2023
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$1,978	$52,614	SOFR + 2.26%	7.31%	5.26%	7/1/2025
Montclair interest rate swap	1,595	7,250	SOFR + 2.57%	7.76%	3.15%	8/15/2030

(Amounts in thousands)	As of December 31, 2022
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$509	$52,947	SOFR + 2.26%	6.27%	5.26%	7/1/2023
Montclair interest rate swap	1,467	7,250	LIBOR + 2.57%	6.89%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2023 and 2022:

	Unrealized Gain (Loss) Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedged Instrument	2023	2022	2023	2022
Plaza at Woodbridge interest rate cap	$875	$290	$607	$236
Montclair interest rate swap	183	342	130	342
Total	$1,058	$632	$737	$578

In May 2023, the Company entered into a new two-year interest rate cap agreement with a third-party to limit the maximum SOFR of our Plaza at Woodbridge floating rate debt to 3%. This agreement replaces the previous cap which expired on July 1, 2023. The new cap went into effect July 3, 2023 and expires on July 1, 2025. The purchase price of the new interest rate cap was $1.1 million and is included in the prepaid expenses and other assets line item of the consolidated balance sheets.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our Level 2 financial instruments as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023		As of December 31, 2022
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,655,440	$1,504,859	$1,699,491	$1,542,869
(1) Carrying amounts exclude unamortized debt issuance costs of $12.1 million and $7.8 million as of September 30, 2023 and December 31, 2022, respectively.

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
The impairment charge of $34.1 million was calculated as the difference between the asset's individual carrying value and the estimated fair value of $49 million less estimated selling costs, which was based on the discounted future cash flows and future terminal value. The discounted cash flows and terminal value utilized a discount rate of 8% and capitalization rates of 6% for retail and 7% for office, which were corroborated by third-party valuations and market data. The Company believes the inputs utilized to measure the fair value were reasonable in the context of applicable market conditions, however, due to the significance of the unobservable inputs in the overall fair value measures, the Company determined that such fair value measurements are classified as Level 3. The impairment charge is recorded within the real estate impairment loss line item on our consolidated statements of income and comprehensive income. No impairment charges were recognized during the three months ended September 30, 2023 or the three and nine months ended September 30, 2022.

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
Subsequent to quarter end, the Company settled an ongoing litigation matter pursuant to which it expects to receive $10 million later in the year, the receipt of which would result in a corresponding gain in the fourth quarter. The terms of the settlement are subject to a confidentiality agreement.

Redevelopment and Anchor Repositioning
The Company has 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $168.5 million, of which $93.8 million remains to be funded as of September 30, 2023. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.4 million and $1.6 million on our consolidated balance sheets as of September 30, 2023 and December 31, 2022, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
On April 23, 2023, Bed Bath & Beyond filed for Chapter 11 bankruptcy protection. Bed Bath & Beyond had a total of six leases with us, including those with wholly-owned store concepts buybuy Baby and Harmon Face Values. Our three leases with Harmon Face Values, totaling 18,000 sf and which generated $0.5 million in annual rental revenue, were rejected effective April 2023 and the tenant has vacated the premises at all three locations. On July 19, 2023, an auction was held for the remaining three leases with Bed Bath & Beyond, resulting in the rejection of two of the leases which generated $2.5 million in annual rental revenue. The third lease, which generates $0.6 million in annual rental revenue, was bid on and assumed by a new operator who will continue to operate the store as a buybuy Baby.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2023	December 31, 2022
Deferred tax asset, net	$20,962	$34,616
Other assets	29,379	18,386
Deferred financing costs, net of accumulated amortization of $8,507 and $7,269, respectively	5,511	6,749
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	9,684	12,080
Insurance	4,288	1,391
Licenses/fees	1,421	1,261
Total prepaid expenses and other assets	$73,969	$77,207

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2023	December 31, 2022
Accrued capital expenditures and leasing costs	$19,555	$35,732
Deferred tenant revenue	30,329	28,468
Accrued interest payable	9,065	10,789
Security deposits	8,305	8,048
Other liabilities and accrued expenses	12,481	6,939
Finance lease liability	3,025	3,016
Accrued payroll expenses	7,257	9,527
Total accounts payable, accrued expenses and other liabilities	$90,017	$102,519

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Interest expense	$17,932	$14,344	$49,351	$41,056
Amortization of deferred financing costs	1,074	922	3,079	2,455
Total interest and debt expense	$19,006	$15,266	$52,430	$43,511

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
On August 15, 2022 the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with various financial institutions acting as agents, forward sellers, and forward purchasers. Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). Concurrently with the Equity Distribution Agreement, the Company entered into separate master forward confirmations (collectively, the “Master Confirmations”) with each of the forward purchasers. Sales under the ATM Program may be made from time to time, as needed, by means of ordinary brokers’ transactions or other transactions that are deemed to be “at the market” offerings, in privately negotiated transactions, which may include block trades, or as otherwise agreed with the sales agents. The ATM Program replaced the Company’s previous at-the-market program established on June 7, 2021.
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
As of September 30, 2023, the Company has not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the nine months ended September 30, 2023 and 2022, no shares were repurchased by the Company. As of September 30, 2023, the Company repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. All share repurchases by the Company were completed between March and April of 2020. There is approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of September 30, 2023, Urban Edge owned approximately 95.8% of the outstanding common OP units with the remaining limited OP units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended September 30, 2023 and 2022, the Company declared distributions on common shares and OP units of $0.16 per share/unit. During the nine months ended September 30, 2023 and 2022, the Company declared distributions on common shares and OP units of $0.48 per share/unit in the aggregate.

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
The total of the OP units and LTIP units represent a 4.3% and 4.1% weighted-average interest in the Operating Partnership for the three and nine months ended September 30, 2023. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. During the nine months ended September 30, 2023, 70,000 units were redeemed for an equivalent amount of common shares of the Company.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Share-based compensation expense components:
Time-based LTIP expense(1)	$909	$1,357	$3,158	$3,820
Performance-based LTIP expense(2)	710	885	2,173	2,862
Restricted share expense	165	98	578	272
Deferred share unit (“DSU”) expense	30	34	94	76
Stock option expense	—	206	20	647
Total Share-based compensation expense	$1,814	$2,580	$6,023	$7,677
(1) Expense for the three and nine months ended September 30, 2023 includes the 2023, 2022, 2021, 2020 and 2019 LTI Plans.
(2) Expense for the three and nine months ended September 30, 2023 includes the 2017 OPP plan and the 2023, 2022, 2021, 2020, 2019, and 2018 LTI Plans.

Equity award activity during the nine months ended September 30, 2023 included: (i) 314,117 LTIP units granted, (ii) 264,342 LTIP units vested, (iii) 80,520 restricted shares granted, (iv) 32,134 stock options vested, (v) 31,118 restricted shares vested, and (vi) 7,917 restricted shares forfeited.

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

Time-based awards
The time-based awards granted under the 2023 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of September 30, 2023, the Company granted time-based awards under the 2023 LTI Plan that represent 257,561 LTIP units with a grant date fair value of $3.7 million.

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
The following table sets forth the computation of our basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income attributable to common shareholders	$36,118	$11,383	$27,262	$32,495
Less: earnings allocated to unvested participating securities	(30)	(6)	(25)	(17)
Net income available for common shareholders - basic	$36,088	$11,377	$27,237	$32,478
Impact of assumed conversions:
OP and LTIP Units	1,375	388	10	1,103
Net income available for common shareholders - dilutive	$37,463	$11,765	$27,247	$33,581

Denominator:
Weighted average common shares outstanding - basic	117,543	117,382	117,492	117,359
Effect of dilutive securities(1):
Restricted share awards	96	58	90	61
Assumed conversion of OP and LTIP Units	4,566	4,243	45	4,052
Weighted average common shares outstanding - diluted	122,205	121,683	117,627	121,472

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.31	$0.10	$0.23	$0.28
Earnings per common share - Diluted	$0.31	$0.10	$0.23	$0.28
(1) For the three and nine months ended September 30, 2023 and 2022, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2023	2022	2023	2022
Numerator:
Net income attributable to unitholders	$37,673	$11,838	$28,473	$33,843
Less: net income attributable to participating securities	(30)	(6)	(25)	(17)
Net income available for unitholders	$37,643	$11,832	$28,448	$33,826

Denominator:
Weighted average units outstanding - basic	121,964	121,405	121,879	121,320
Effect of dilutive securities issued by Urban Edge	96	58	90	61
Unvested LTIP Units	145	220	45	276
Weighted average units outstanding - diluted	122,205	121,683	122,014	121,657

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.31	$0.10	$0.23	$0.28
Earnings per unit - Diluted	$0.31	$0.10	$0.23	$0.28

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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of September 30, 2023, Urban Edge owned approximately 95.8% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of September 30, 2023, our portfolio consisted of 70 shopping centers, two outlet centers, two malls and two industrial parks totaling approximately 17.2 million square feet.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 contains a description of our critical accounting estimates, including collectibility, valuing acquired assets and liabilities and impairments. For the nine months ended September 30, 2023, there were no material changes to these estimates.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. In the five years preceding 2021, inflation levels remained relatively low compared to historical averages. However, in recent years there has been a rise in inflation due in part to the current economic climate and volatility in the financial markets. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. The Federal Reserve has taken measures to suppress inflation by way of benchmark interest rate hikes, resulting in an increase in interest rates. As of September 30, 2023, approximately 92% of our outstanding debt is fixed rate, with the remaining 8% indexed to SOFR plus an applicable margin per the loan agreements. We utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of September 30, 2023, we were counter-party to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for, and are designated as, hedging instruments. While we have not experienced any material adverse effects from such events, we are actively managing our business to respond to the ongoing economic and social impacts. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income	$37,540	$11,465	$27,957	$33,008
FFO applicable to diluted common shareholders(1)	64,242	35,938	138,762	106,345
NOI(1)	63,360	59,586	186,043	176,296
Same-property NOI(1)	57,248	56,389	166,726	161,800
(1) Refer to pages 34-35 for a reconciliation to the most directly comparable generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
Net income for the three months ended September 30, 2023 was $37.5 million, compared to net income of $11.5 million for the three months ended September 30, 2022. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended September 30, 2023 as compared to the same period in 2022:

	Three Months Ended September 30,
(Amounts in thousands)	2023	2022	$ Change
Total revenue	$101,834	$98,290	$3,544
Depreciation and amortization	26,922	24,343	2,579
Property operating expenses	16,618	17,672	(1,054)
General and administrative expenses	8,938	9,852	(914)
Interest and debt expense	19,006	15,266	3,740
Gain on extinguishment of debt, net	43,029	—	43,029
Income tax expense	17,063	646	16,417
Total revenue increased by $3.5 million to $101.8 million in the third quarter of 2023 from $98.3 million in the third quarter of 2022. The increase is primarily attributable to:
•$2.8 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases;
•$1.0 million of lease termination income in the third quarter of 2023; and
•$0.7 million increase in non-cash revenues driven by straight-line rental income for rent commencements since the third quarter of 2022; offset by
•$1.0 million increase in rental revenue deemed uncollectible driven by the recovery of amounts previously deemed uncollectible in the third quarter of 2022.
Depreciation and amortization increased by $2.6 million to $26.9 million in the third quarter of 2023 from $24.3 million in the third quarter of 2022 driven by a $2.6 million increase due to assets placed in service for completion of redevelopment projects since the third quarter of 2022.
Property operating expenses decreased by $1.1 million to $16.6 million in the third quarter of 2023 from $17.7 million in the third quarter of 2022. The decrease is primarily attributable to lower expenses incurred for utilities and repairs and maintenance as compared to the third quarter of 2022.
General and administrative expenses decreased by $0.9 million to $8.9 million in the third quarter of 2023 from $9.9 million in the third quarter of 2022. The decrease is primarily attributable to lower employment expenses and professional fees.
Interest and debt expense increased by $3.7 million to $19.0 million in the third quarter of 2023 from $15.3 million in the third quarter of 2022. The increase is primarily attributable to:
•$3.3 million increase in interest expense due to new debt and loan refinancings, net of loan repayments, since the third quarter of 2022;
•$0.8 million increase in interest expense due to higher rates on our variable rate loans; and
•$0.2 million increase in deferred financing costs and credit facility fees; offset by
•$0.6 million increase in capitalized interest expense due to commencement of development, redevelopment and anchor repositioning projects; partially offset by project completions.
In August 2023, we recognized a $43 million gain on the extinguishment of debt as a result of the refinancing of the mortgage loan secured by Las Catalinas Mall. We recognized an income tax expense of $17.1 million for the third quarter of 2023, an increase of $16.4 million from the third quarter of 2022. The increase is primarily a result of the Las Catalinas Mall loan refinancing noted above.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Net income for the nine months ended September 30, 2023 was $28.0 million, compared to net income of $33.0 million for the nine months ended September 30, 2022. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the nine months ended September 30, 2023 as compared to the same period in 2022:

	Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	$ Change
Total revenue	$300,340	$296,345	$3,995
Depreciation and amortization	77,519	73,561	3,958
Real estate taxes	47,980	47,662	318
Property operating expenses	49,752	56,473	(6,721)
General and administrative expenses	27,903	31,607	(3,704)
Real estate impairment loss	34,055	—	34,055
Interest and debt expense	52,430	43,511	8,919
Gain on extinguishment of debt, net	42,540	—	42,540
Income tax expense	17,810	2,262	15,548
Total revenue increased by $4.0 million to $300.3 million in the nine months ended September 30, 2023 from $296.3 million in the nine months ended September 30, 2022. The increase is primarily attributable to:
•$3.4 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases;
•$1.8 million increase as a result of a property acquisition in the second quarter of 2022;
•$1.3 million increase in non-cash revenues driven by higher straight-line rental income for rent commencements since the first nine months of 2022; and
•$0.2 million increase in other income driven by lease termination income in the third quarter of 2023, partially offset by lower management and development fee income; offset by
•$2.7 million increase in rental revenue deemed uncollectible.
Depreciation and amortization increased by $4.0 million to $77.5 million in the nine months ended September 30, 2023 from $73.6 million in the nine months ended September 30, 2022. The increase is primarily attributable to:
•$3.4 million increase due to assets placed in service for completion of redevelopment projects since the first nine months of 2022; and
•$0.6 million increase as a result of a property acquisition in the second quarter of 2022.
Real estate taxes increased by $0.3 million to $48.0 million in the nine months ended September 30, 2023 from $47.7 million in the nine months ended September 30, 2022. The increase is primarily attributable to:
•$0.4 million increase as a result of higher tax assessments, net of successful appeals; and
•$0.2 million increase as a result of a property acquisition in the second quarter of 2022; offset by
•$0.3 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects, offset by project completions.
Property operating expenses decreased by $6.7 million to $49.8 million in the nine months ended September 30, 2023 from $56.5 million in the nine months ended September 30, 2022. The decrease is primarily attributable to:
•$7.2 million lower common area maintenance expenses across the portfolio as a result of lower snow removal, utilities, and repairs and maintenance as compared to the first nine months of 2022; offset by
•$0.5 million increase as a result of a property acquisition in the second quarter of 2022.
General and administrative expenses decreased by $3.7 million to $27.9 million in the nine months ended September 30, 2023 from $31.6 million in the nine months ended September 30, 2022. The decrease is primarily attributable to lower employment expenses, professional fees, and transaction costs.
We recognized a real estate impairment loss of $34.1 million in the first quarter of 2023, reducing the carrying value of an office and retail property located in Brooklyn, NY.
Interest and debt expense increased by $8.9 million to $52.4 million in the nine months ended September 30, 2023 from $43.5 million in the nine months ended September 30, 2022. The increase is primarily attributable to:
•$6.6 million increase in interest expense due to new debt and loan refinancings since the first nine months of 2022;
•$3.8 million increase in interest expense due to higher rates on our variable rate loans; and

•$1.0 million increase in amortization of deferred financing costs for loan refinancings and credit facility fees related to the line of credit recast in 3Q22; offset by
•$2.5 million increase in capitalized interest expense due to commencement of development, redevelopment and anchor repositioning projects; partially offset by project completions.
We recognized a $42.5 million gain on the extinguishment of debt for the nine months ended September 30, 2023 attributable to the refinancing of the Las Catalinas Mall loan in August 2023, partially offset by the $0.5 million loss on extinguishment recognized in the second quarter of 2023 related to the early payoff of the Plaza at Cherry Hill loan.
Income tax expense increased by $15.5 million to $17.8 million in the nine months ended September 30, 2023 from $2.3 million in the nine months ended September 30, 2022. The increase was driven by an income tax expense recognized in the third quarter of 2023 related to the Las Catalinas loan refinancing in August 2023.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 70 and 68 properties for the three and nine months ended September 30, 2023 and 2022, respectively. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $0.9 million, or 1.5%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 and increased by $4.9 million, or 3.0%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Same-property NOI, including properties in redevelopment, increased by $2.0 million, or 3.3%, for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 and increased by $7.9 million, or 4.5%, for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
The following table reconciles net income to NOI and same-property NOI for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income	$37,540	$11,465	$27,957	$33,008
Other expense (income)	208	230	678	(300)
Depreciation and amortization	26,922	24,343	77,519	73,561
General and administrative expense	8,938	9,852	27,903	31,607
Gain on sale of real estate	—	—	(356)	(353)
Interest income	(565)	(294)	(1,640)	(713)
Interest and debt expense	19,006	15,266	52,430	43,511
Gain on extinguishment of debt, net	(43,029)	—	(42,540)	—
Income tax expense	17,063	646	17,810	2,262
Real estate impairment loss	—	—	34,055	—
Non-cash revenue and expenses	(2,723)	(1,922)	(7,773)	(6,287)
NOI	63,360	59,586	186,043	176,296
Adjustments:
Non-same property NOI and other(1)	(5,583)	(4,827)	(19,999)	(17,717)
Sunrise Mall net operating loss	458	1,637	1,926	3,338
Tenant bankruptcy settlement income and lease termination income	(987)	(7)	(1,244)	(117)
Same-property NOI	$57,248	$56,389	$166,726	$161,800
NOI related to properties being redeveloped	5,497	4,347	17,841	14,852
Same-property NOI including properties in redevelopment	$62,745	$60,736	$184,567	$176,652
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process in the periods being compared.

Funds From Operations
FFO applicable to diluted common shareholders was $64.2 million for the three months ended September 30, 2023 compared to $35.9 million for the three months ended September 30, 2022, and $138.8 million for the nine months ended September 30, 2023 compared to $106.3 million for the nine months ended September 30, 2022.
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
The following table reflects the reconciliation of net income to FFO for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022
Net income	$37,540	$11,465	$27,957	$33,008
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(1,555)	(455)	(1,211)	(1,348)
Consolidated subsidiaries	133	373	516	835
Net income attributable to common shareholders	36,118	11,383	27,262	32,495
Adjustments:
Rental property depreciation and amortization	26,569	24,100	76,590	72,855
Limited partnership interests in operating partnership(1)	1,555	455	1,211	1,348
Gain on sale of real estate(2)	—	—	(356)	(353)
Real estate impairment loss(3)	—	—	34,055	—
FFO applicable to diluted common shareholders	$64,242	$35,938	$138,762	$106,345
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares, which have been excluded for purposes of calculating earnings per diluted share for the periods presented because they are anti-dilutive.
(2) The gain on sale of real estate for the nine months ended September 30, 2023 relates to the release of escrow funds from a property disposed of in a prior period.
(3) During the first quarter of 2023, the Company recognized a non-cash impairment charge reducing the carrying value of Kingswood Center, an office and retail property located in Brooklyn, NY.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.16 per common share and OP unit for the first three quarters of 2023, or an annual rate of $0.64. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
Property rental income is our primary source of cash flow and is dependent on a number of factors, including our occupancy level and rental rates, as well as our tenants’ ability to pay rent. Our properties have historically provided us with a relatively consistent stream of cash flow that enables us to pay operating expenses, debt service and recurring capital expenditures. Other sources of liquidity to fund cash requirements include proceeds from financings, equity offerings and asset sales. Additionally, we have an $800 million Revolving Credit Agreement with certain financial institutions which has a maturity date of February 9, 2027 and includes two six-month extension options. During the nine months ended September 30, 2023, the Company obtained three letters of credit issued under the Agreement reducing the available balance of the facility to approximately $775.7 million. No amounts were drawn or outstanding under the Agreement as of September 30, 2023, and no separate liability has been recorded in connection with the undrawn letters of credit. On October 6, 2023, the Company obtained a letter of credit under the Agreement for $2 million and provided it to a mortgage lender to secure its obligations for certain capital requirements. On October 23, 2023, the Company used its line of credit to partially finance the acquisition of two properties located in the greater Boston area and, as of the date of this filing, has approximately $194 million drawn under the Agreement in conjunction with these acquisitions. These transactions have further reduced the available balance of the facility to approximately $579.7 million. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Revolving Credit Agreement.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. We have approximately $44 million of debt maturing within the next 12 months related to mortgage loans encumbering two of our properties.
At September 30, 2023, we had cash and cash equivalents, including restricted cash, of $77.9 million and approximately $775.7 million available under our undrawn Revolving Credit Agreement. The available balance under our Revolving Credit Agreement and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $77.9 million at September 30, 2023, compared to $128.8 million at December 31, 2022 and $152.4 million at September 30, 2022, a decrease of $50.9 million and $74.5 million, respectively. Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	$ Change
Net cash provided by operating activities	$102,852	$98,672	$4,180
Net cash used in investing activities	(86,475)	(110,859)	24,384
Net cash used in financing activities	(67,227)	(55,258)	(11,969)
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $102.9 million for the nine months ended September 30, 2023 increased by $4.2 million from $98.7 million for the nine months ended September 30, 2022. The increase is due to higher rental revenue for new tenant rent commencements and timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $86.5 million for the nine months ended September 30, 2023 decreased by $24.4 million compared to net cash used in investing activities of $110.9 million for the nine months ended September 30, 2022. The decrease is primarily due to (i) $34.2 million decrease in cash used for the acquisition of real estate, offset by (ii) $9.8 million increase in cash used for real estate development and capital improvements.
The Company has 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $168.5 million, of which $74.7 million has been incurred and $93.8 million remains to be funded as of September 30, 2023.
The following summarizes capital expenditures presented on a cash basis for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
(Amounts in thousands)	2023	2022
Capital expenditures:
Development and redevelopment costs	$63,860	$57,515
Capital improvements	17,230	15,636
Tenant improvements and allowances	3,464	1,839
Total capital expenditures	$84,554	$74,990

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $67.2 million for the nine months ended September 30, 2023 increased by $12.0 million from cash used in financing activities of $55.3 million for the nine months ended September 30, 2022. The increase is primarily due to (i) $12.4 million increase in cash used for debt repayments, net of proceeds received from financings and refinancings related to our mortgage loans, and (ii) $0.5 million decrease in debt issuance costs driven by the recast of our line of credit in the third quarter of 2022.
On August 30, 2023, the Company refinanced its mortgage secured by Las Catalinas Mall with a new 10-year, $82 million loan at a fixed interest rate of 6.6%. The proceeds from the new loan were used to pay off the Company’s previous loan, at a discounted amount of $72.5 million, resulting in a gain on extinguishment of debt of $43 million for the three months ended September 30, 2023. On June 23, 2023, the Company refinanced its mortgage secured by the Shops at Bruckner with a new 6-year, $38 million loan at a fixed interest rate of 6.0%. The proceeds from the refinancing were used to pay off the outstanding principal balance on the previous loan of approximately $8.7 million. The remaining funds were used to pay off the $29 million mortgage secured by the Plaza at Cherry Hill on June 23, 2023, which had a maturity date of June 15, 2025. On June 7, 2023, the Company obtained a 10-year, $16 million non-recourse mortgage at fixed interest rate of 6.0% that is secured by its property, Newington Commons. On April 6, 2023, the Company refinanced the mortgage secured by its property, Bergen Town Center, with a 7-year fixed rate, $290 million loan. The proceeds from the loan were used to pay off the Company’s previous mortgage on the property which had an outstanding balance of $300 million.
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
On August 9, 2022, we amended and restated our Revolving Credit Agreement (as amended, the “Agreement”) to, among other things, increase the available amount under the facility by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the credit facility may be used to finance pre-development costs, development costs, acquisitions, working capital, equity investments, debt investments, capital expenditures and repayment of indebtedness, to pay fees and expenses incurred in connection with the amended and restated Agreement and for other general corporate purposes. During the nine months ended September 30, 2023, the Company obtained three letters of credit issued under the Agreement, in the aggregate amount of $24.3 million. The letters of credit were provided to mortgage lenders to secure the Company’s obligations in relation to certain reserves and capital requirements per the loan agreements and have reduced the available balance of the facility to approximately $775.7 million. No amounts were drawn or outstanding under the Agreement as of September 30, 2023, and no separate liability has been recorded in connection with the undrawn letters of credit. On October 6, 2023, the Company obtained a letter of credit issued under the Agreement for $2 million and provided it to a mortgage lender to secure its obligations for certain capital requirements. On October 23, 2023, the Company used its line of credit to partially finance the acquisition of two properties located in the greater Boston area and, as of the date of this filing, has approximately $194 million drawn under the Agreement in conjunction with these acquisitions. These transactions have further reduced the available balance of the facility to approximately $579.7 million.
On August 15, 2022, we entered into an equity distribution agreement with various financial institutions, pursuant to which we may offer and sell common shares, par value $0.01 per share, with an aggregate gross sales price of up to $250 million (the “ATM Program”). The ATM Program replaced the Company’s previous at-the-market program established in June 2021. As of September 30, 2023 we have not issued any common shares under the ATM Program. Refer to Note 14, Equity and Noncontrolling Interest, in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information related to this program.

Contractual Obligations
We have contractual obligations related to our mortgage loans that are both fixed and variable. As of September 30, 2023, our variable rate loans bear interest at a floating rate based on SOFR plus an applicable margin of 2.00% to 2.26%. In connection with reference rate reform and the discontinuation of LIBOR, all of our LIBOR-indexed debt has been transitioned to SOFR effective July 2023. We do not anticipate that the transition to SOFR or the discontinuation of LIBOR will have a material impact on our results, our ability to borrow, or maintain already outstanding borrowings. Further information on our mortgage loans can be found in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business.
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

Cybersecurity
Cybersecurity is an integral part of the Board of Trustees’, Audit Committee’s and the Corporate Governance and Nominating Committee’s risk analysis and discussions with management. In February 2023, the Board of Trustees assigned cybersecurity oversight responsibility to the Corporate Governance and Nominating Committee via an amendment to the Committee’s Charter. As we see increased reliance on information technology in the workplace and our business operations, and a shift to remote and hybrid work schedules, Urban Edge has employed several measures to mitigate cyber risks.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. Our exposure to a change in interest rates is summarized in the table below. As of September 30, 2023, our variable rate debt outstanding had rates indexed to SOFR.

	2023					2022
(Amounts in thousands)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate mortgages	$128,695		6.49%	$1,287		$159,198		6.11%
Fixed rate mortgages	1,526,745		4.79%	—	(2)	1,540,293		4.09%
	$1,655,440	(1)		$1,287		$1,699,491	(1)
(1) Excludes unamortized debt issuance costs of $12.1 million and $7.8 million as of September 30, 2023 and December 31, 2022, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $15.3 million based on outstanding balances as of September 30, 2023.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of September 30, 2023, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivative instruments are assessed quarterly and as of September 30, 2023, both meet the criteria of an effective hedge.

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

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2023, the estimated fair value of our consolidated debt was $1.5 billion.

Other Market Risks
As of September 30, 2023, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2023 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2023, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
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

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended September 30, 2023, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: October 31, 2023

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: October 31, 2023