Form 10-K
period 2023-12-31
Urban Edge Properties; Urban Edge Properties LP
filed 2024-02-14
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
        Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒

As of June 30, 2023, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Shares held by non-affiliates of the Registrant was approximately $1.9 billion based upon the last reported sale price of $15.43 per share on the New York Stock Exchange on such date.

As of February 2, 2024, Urban Edge Properties had 117,727,117 common shares outstanding. There is no public trading market for the common units of Urban Edge Properties LP. As a result, the aggregate market value of the common units held by non-affiliates of Urban Edge Properties LP cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Urban Edge Properties’ definitive proxy statement for the 2024 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of December 31, 2023, UE owned an approximate 95.4% ownership interest in UELP. The remaining approximate 4.6% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2023

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) macroeconomic conditions, including geopolitical conditions and instability, which may lead to rising inflation and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (ii) the economic, political and social impact of, and uncertainty relating to, epidemics and pandemics; (iii) the loss or bankruptcy of major tenants; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (v) the impact of e-commerce on our tenants’ business; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors; (ix) the Company’s ability to pay down, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2023. A reader should also review carefully our audited consolidated financial statements and the notes thereto included in this Report.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    BUSINESS
The Company
Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland REIT that owns, manages, acquires, develops, and redevelops retail real estate, primarily in the Washington, D.C. to Boston corridor. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate and other assets. Our portfolio is currently comprised of 71 shopping centers, two outlet centers, two malls and one industrial property totaling approximately 17.1 million square feet (“sf”) with a consolidated occupancy rate of 91%.
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
Maximize the value of existing properties through proactive management. We intend to maximize the value of each of our assets through comprehensive, proactive management encompassing: continuous asset evaluation for highest-and-best-use; targeted leasing to desirable tenants; and efficient and cost-conscious day-to-day operations that minimize operating expenses and enhance property quality. Repurposing retail real estate with high-quality retailers, with a focus on grocers, department stores, discounters, entertainment offerings, and elevated food offerings is increasingly important to our business plan. Leasing and asset management add value through:
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

Develop and redevelop assets to their highest and best use. Our existing portfolio presents considerable opportunity to generate additional income at attractive returns by redeveloping underutilized existing space, developing new space through expanding our properties and developing pad sites. As of December 31, 2023, we had $168.1 million of active development, redevelopment, and anchor repositioning projects, of which $112.2 million remains to be funded. These projects are expected to generate an approximate 15% unleveraged yield. We will continue to explore opportunities throughout our portfolio to achieve similar upgrades in tenancy, to densify sites where feasible and to repurpose certain retail space to its highest and best use.
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

Environmental, Social and Governance Achievements, Initiatives, and Objectives
We seek to drive financial performance while engaging in environmentally and socially responsible business practices grounded in sound corporate governance. We believe that disclosure of our ESG practices allows our stakeholders to see our company holistically and understand its trajectory beyond fundamentals and financial metrics. The Company’s Board of Trustees oversees our ESG program with initial oversight responsibilities delegated to the Corporate Governance and Nominating Committee. Internally, we have an ESG Steering Committee (the “Steering Committee”) comprised of executives, senior leadership and other personnel of the Company. The Steering Committee meets periodically and is focused on setting, implementing, tracking, measuring, and communicating our progress related to ESG initiatives. The Steering Committee has developed a comprehensive suite of ESG policies that inform and guide our ESG approach and drive our ESG goals forward. We have aligned our sustainability practices in accordance with the Global Reporting Initiative standards as well as the Sustainability Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures frameworks. On an annual basis, we publish an ESG Report and complete a Global Real Estate Sustainability Benchmarks submission to continue to measure our progress against peers. Additionally, we have conducted a materiality assessment to determine which ESG issues matter most to our stakeholders, tenants and employees. We routinely reassess our plans and policies to evaluate compliance with regional and national requirements as well as industry best practices.

Environmental
From an environmental perspective, we have implemented and plan to continue to implement policies and practices with the goal of supporting the continued reduction of energy, reducing greenhouse gas emissions and water consumption, and improving waste recycling across the portfolio. Initiatives we have taken include the installation of energy-efficient roofing, LED lighting retrofits, high efficiency HVAC systems, electric vehicle charging stations and waste recycling and management programs. We are also exploring solar and alternative energy opportunities to further reduce our consumption and greenhouse gas emissions.
We recognize that climate change poses a material risk to the real estate industry and understand the importance of assessing the physical and transitional risks that can affect each property. We have completed a climate-related risk assessment of our portfolio, which our management team uses to identify asset-level exposure to climate-related risks and assess application of adaptation tactics and resilience measures to mitigate various risks.
Our tenants also play a vital role in maximizing the impact we make, and as part of our initiatives we have created a tenant criteria manual focused on improving building energy and water efficiency that serves as a guideline for tenants undertaking construction projects at our properties to ensure they align with sustainable practices and our ESG objectives. Further, we have implemented green lease language into all new leases which includes several clauses designed to promote sustainability measures. The Green Lease Leaders program recognized these efforts as we received a Green Lease Leader award, developed by the Institute for Market Transformation and the U.S. Department of Energy’s Better Buildings Alliance. We are committed to maintaining sustainable operations and believe that our long-term sustainability goals will align with positive outcomes for shareholders, tenants, employees and the communities in which we invest.
We are subject to federal, state and local regulations, including environmental regulations. Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs for remediation for environmental contamination at certain properties. As of the date of this Report on Form 10-K, we are not aware of any material costs of complying with government regulations, including environmental regulations, that would have a material adverse effect on our overall business, financial condition or results of operations. See “Risks Related to Environmental Liability and Regulatory Compliance” in Part 1, Item 1A “Risk Factors” for further information regarding our risks related to government regulations.

Social
Our community involvement includes donations to various charitable organizations, hospitals, and relief funds as well as hosting community focused events at our properties that often include food and clothing drives. Many of these organizations and drives directly benefit the people and neighborhoods in which our properties are located. During 2023, the Company launched UE Cares, our volunteer initiative, which has partnered with local organizations to give back to our communities. Some of these local organizations include Helping Hands Food Pantry, Hackensack River Keeper, and St. John’s Soup Kitchen. Additionally, this year the Company hosted a blood drive, partnering with Vitalant Blood Donation of Paramus, at Bergen Town Center, open to both employees and the general public. We continue to partner with Relief Access Program for the Bronx (“RAP4Bronx”) and Grassroots Grocery, two non-profit organizations focused on delivering meals to those affected by food insecurity in the five boroughs of NYC, by donating vacant space that serves as a warehouse and distribution hub for both organizations.
We believe that through our business, we are able to provide the communities in which we operate a welcoming and safe environment for our tenants and customers to connect and engage with one another. We are committed to providing a better shopping experience for our tenants’ customers and servicing nearby communities by spending capital to improve our centers, which also results in the creation of new jobs in construction and retail. Additionally, we are deliberate in our leasing approach by aiming to add necessary retailers to neighborhoods lacking vital resources and those that appeal to the respective communities where the properties are located.

Governance
Our corporate governance standards and policies aim to promote ethical conduct, fair dealing, transparency and accountability. The Company is governed by a nine-member board comprised primarily of independent trustees. The Board of Trustees is focused on independence, diversity of thought, experience and ethical leadership, and is critical in the oversight of our risk-management processes. Additionally, we have three board committees made up of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, each of which addresses risks specific to their respective functional responsibilities and works closely with the Board of Trustees. Our Corporate Governance Guidelines are re-evaluated annually, taking into account changing circumstances to ensure that the best interests of the Company and our shareholders are met. We maintain additional policies including our Code of Business Conduct and Ethics, Conflict of Interest Policy, Human Rights Policy, and Whistleblower Policy, on which all employees are trained.

Human Capital
As of December 31, 2023, we had 109 employees. We believe that our people are our most valuable asset. Our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. We provide professional training and development workshops and aim to provide a workplace environment where employees are informed, engaged, feel empowered, and can succeed. Additionally, the Company launched a mentorship program designed to provide members of the team an opportunity to expand their knowledge and experience through one-on-one mentorship with an employee from another department. The goal of this initiative is to promote a culture of learning while providing opportunities for professional and personal growth.
Our employees enjoy subsidized health and wellness benefits, professional training and development workshops, ergonomic office equipment, telecommuting opportunities and policies encouraging work/life balance. We have created an employee wellness program which spans the entire year and focuses on five pillars of health and wellness, both inside and outside of the office. The areas of focus for this program include financial, emotional, physical, social and community wellness. Each month there is a theme with associated activities, challenges, and webcasts to promote growth and learning, as well as employee incentives including the ability to earn additional money for health savings accounts.
We allow employees the flexibility to maintain a hybrid in-office and remote working schedule to promote a healthy work-life balance while continuing to maximize engagement, collaboration, and efficiency.
Diversity, equity and inclusion (“DE&I”) initiatives are an integral part of our culture. We believe that a diverse workforce and an inclusive culture promotes growth, both personally and professionally, and is an important aspect in our ability to attract and retain talented employees. All employees are required to complete trainings on DE&I which cover a range of topics including best practices and education on unconscious bias. We aim to create an equitable workplace for all, and our CEO has signed the CEO Diversity and Inclusion Action Pledge on behalf of our Company, joining thousands of other CEOs and peers across the country to cultivate a trusting environment where our employees feel comfortable and are empowered to have discussions about DE&I. As a part of this pledge, the Company has created a Days of Understanding initiative which provides different platforms such as a book club or a movie screening as a way to encourage our team to have open discussions on issues of DE&I. This program is designed to allow employees to not only gain a better understanding of culture issues tied to race, gender, and sexual orientation, but also drive engagement, build camaraderie, and learn from different perspectives.
Our efforts, like those mentioned above, are some of the many reasons Urban Edge Properties was named one of the best places to work in New Jersey by NJBIZ Magazine in 2023, the second consecutive year we have received this recognition. The annual program identifies and recognizes the best employers in the state of New Jersey.
Through our wellness programs, DE&I initiatives, and town hall meetings with all employees, among other initiatives, we continually strive to provide a workplace environment where employees are informed, engaged, feel empowered and can succeed.
Further information on our corporate responsibility practices can be found on our website in the ESG section. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
Our headquarters are located at 888 Seventh Avenue, New York, NY 10019.

Significant Tenants
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2023, 2022 and 2021. The Home Depot, Inc. is our largest tenant and accounted for approximately $21.5 million, or 5.2%, of our total revenue for the year ended December 31, 2023.

REIT Qualification
The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. So long as the Company qualifies as a REIT under the Code, the Company will not be subject to U.S. federal income tax on net taxable income that it distributes annually to its shareholders. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. The Company is subject to certain foreign, state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense in the consolidated statements of income and comprehensive income. In addition, the Company’s taxable REIT subsidiary (“TRS”) is subject to income tax at regular corporate rates.

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
The Treasury Regulations also provide new guidance regarding qualified foreign pension funds. Accordingly, the last two sentences of the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Non-U.S. Shareholders—Qualified Foreign Pension Funds” are hereby deleted and replaced with the following:
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

Available Information
Copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, including exhibits, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge through our website (www.uedge.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Also available on our website are copies of our Audit Committee Charter, Compensation Committee Charter, Corporate Governance and Nominating Committee Charter, Code of Business Conduct and Ethics and Corporate Governance Guidelines. In the event of any changes to these charters or the code or guidelines, changed copies will also be made available on our website. Our website also includes other financial information, including certain non-GAAP financial measures, none of which is a part of this Annual Report on Form 10-K. Copies of our charters, code, guidelines, and filings under the Exchange Act are also available free of charge from us, upon request.

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
Inflation in the United States accelerated during 2021 and 2022. During 2023, inflation decreased but remained at an elevated level relative to the years preceding 2021, and inflation may increase again in the future. Rising inflation, and any related impacts, including increased prices for consumer goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our results of operations, and could also negatively impact our tenants’ businesses. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. However, there can be no assurance that our tenants will be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. While our leases generally provide for fixed annual rent increases, high levels of inflation will likely outpace our contractual rent increases. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to shareholders could be adversely affected over time. The duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.
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

Actual or perceived threats associated with epidemics, pandemics or other public health crises have had, and could have in the future, a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.
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
If our tenants decide not to renew their leases upon their expiration, or if we exercise our right to replace an existing tenant, we may not be able to relet the space on terms comparable to prior leases or at all. Spaces that accounted for approximately 12.8% of physical occupancy were vacant as of December 31, 2023, excluding leases signed but not commenced. In addition, leases accounting for approximately 24% of our annualized base rent for the fiscal year ended December 31, 2023 are scheduled to expire within the next three years. Even if tenants do renew or we can relet the space, the terms of the renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, our cash flow and ability to service debt obligations and pay dividends and other distributions to security holders could be adversely affected.

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
Because a significant number of our properties are located in the New York metropolitan area, we are particularly susceptible to adverse economic and other developments in that area. Collectively, our New York metropolitan area properties in the aggregate generated approximately 67% of our annualized base rent as of December 31, 2023. Real estate markets are subject to economic downturns, and we cannot predict the economic conditions in the New York metropolitan area in either the short-term or long-term. Poor economic or market conditions in the New York metropolitan area may adversely affect our cash flow, financial condition and results of operations.

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
We may develop or redevelop properties when we believe that doing so is consistent with our business strategy. As of December 31, 2023, we had 23 active redevelopment projects in which we have invested a total of approximately $55.9 million, and based on our current plans and estimates, we anticipate it will cost an additional $112.2 million to complete. We anticipate engaging in additional development and redevelopment activities in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development and redevelopment activities include:
•expenditure of capital and time on projects that may never be completed;
•failure or inability to obtain financing on favorable terms or at all;
•inability to secure necessary zoning or regulatory approvals;
•higher than estimated construction or operating costs, including labor and material costs;

•increased costs related to inflation, including higher costs of construction and financing;
•inability to complete construction on schedule due to a number of factors, including inclement weather, labor disruptions, construction delays, supply chain issues, delays or failure to receive zoning or other regulatory approvals, acts of terror or other acts of violence, or natural disasters (such as fires, seismic activity or floods);
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

RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS
Risks related to our outstanding debt.
We have historically used moderate levels of leverage and expect to continue to incur indebtedness to support our activities. As of December 31, 2023, our outstanding indebtedness was $1.7 billion, of which $281 million was variable rate indebtedness. If we are unable to obtain debt financing or refinance existing debt upon maturity on terms favorable to us, or at all, our financial condition and results of operations would likely be adversely affected. As of the date of this filing, we have approximately $70.8 million of mortgage debt, with a weighted average interest rate of 4.0%, maturing within the next 12 months related to mortgage loans encumbering two of our properties. We are actively exploring our options to refinance them, however, there is no guarantee that we will be able to do so prior to their maturities or at rates that are favorable to us.
As of December 31, 2023, approximately 16% of our current outstanding debt bore interest at variable rates based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin per the respective loan agreements. We are exposed to risks related to a potential rising interest rate environment for our current or any future variable interest rate debt. Interest expense on our variable rate debt at December 31, 2023 would increase by approximately $2.3 million annually for every 100-basis-point increase in interest rates. While we may enter into interest rate hedging transactions with counterparties, there can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under such agreements.
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
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate the related debt obligations and foreclose and/or take control of the properties that secure their loans. As of December 31, 2023, we had $1.6 billion of secured debt outstanding and 32 of our properties were encumbered by secured debt. As of December 31, 2023, we were in compliance with all debt covenants, with the exception of those related to our mortgage on Kingswood Center which has been in default since May 2023. Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.

We may not be able to obtain capital to make investments.
We depend primarily on external financing to fund the growth of our business because one of the requirements of the Code for a REIT is that it distributes at least 90% of its taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on conditions in the capital markets generally and the willingness of third parties to lend to or to make equity investments. There can be no assurance that new financing or other capital will be available or available on acceptable terms. The failure to obtain financing or other capital could materially and adversely affect our business, results of operations and financial condition. For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Part II, Item 7 in this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in Part II, Item 8 in this Annual Report on Form 10-K.

RISKS RELATED TO BUSINESS CONTINUITY
Risks related to our properties in Puerto Rico.
Our two properties in Puerto Rico made up approximately 8% of our net operating income (“NOI”) for the year ended December 31, 2023. Puerto Rico has faced significant fiscal and economic challenges in previous years, including its government filing for bankruptcy protection in 2017, and continues to face challenges resulting from natural disasters such as hurricanes and earthquakes. Such events, individually or in the aggregate, can disrupt the local economy and could result in less disposable income for the purchase of goods sold at our properties and the inability of merchants to pay rent and other charges. Any of these events could negatively impact our ability to lease space on terms and conditions we seek and could have a material adverse effect on our business and results of operations.

Natural disasters could have a concentrated impact on us.
We own properties near the Atlantic Coast and in Puerto Rico which are subject to natural disasters such as hurricanes, floods, earthquakes and storm surges. We also have two properties in California that could be impacted by earthquakes. As a result, we could become subject to business interruption, significant losses and repair costs, such as those we experienced from Hurricane Maria in 2017, which damaged and caused the temporary closure of our two properties in Puerto Rico. We maintain comprehensive, all-risk property and rental value insurance coverage on our properties, however losses resulting from a natural disaster may be subject to a deductible or not fully covered and such losses could adversely affect our cash flow, financial condition and results of operations.

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
We continue to monitor the state of the insurance market and the scope and costs of available coverage. We cannot anticipate what coverage will be available on commercially reasonable terms in the future and expect premiums across most coverage lines to increase. The incurrence of uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Part II, Item 7. in this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in Part II, Item 8. in this Annual Report on Form 10-K.

Terrorist acts and shooting incidents could harm the demand for, and the value of, our properties.
Over the past several years, a number of highly publicized terrorist acts and shootings have occurred at domestic and international retail properties. In the event concerns regarding safety were to alter shopping habits or deter customers from visiting shopping centers, our tenants would be adversely affected, as would the general demand for retail space. Additionally, if such incidents were to continue, insurance for such acts may become limited or subject to substantial cost increases. Such an incident at one of our properties, particularly one in which we generate a significant amount of revenue, could materially and adversely affect our business, results of operations and financial condition.

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
See Part I, Item 1C. “Cybersecurity” in this Annual Report on Form 10-K for further information on our risk management, strategy and governance as it pertains to cyber risks.

RISKS RELATED TO ENVIRONMENTAL LIABILITY AND REGULATORY COMPLIANCE
We may be adversely affected by laws, regulations or other issues related to climate change.
We may become subject to laws or regulations related to climate change, which could cause our business, results of operations and financial condition to be impacted adversely. The federal government has enacted, and some of the states and localities in which we operate may enact, certain climate change laws and regulations or have begun regulating carbon footprints and greenhouse gas emissions. Although these laws and regulations have not had any known material adverse effects on our business to date, they could result in substantial costs, including compliance costs, increased energy costs, retrofit costs and construction costs, including monitoring and reporting costs, and capital expenditures for environmental control facilities and other new equipment. We have implemented strategies to support our continued effort to reduce energy and water consumption, greenhouse gas emissions, and waste production across our portfolio. We cannot predict how future laws and regulations, or future interpretations of current laws and regulations, related to climate change will affect our business, results of operations and financial condition. Additionally, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate. These may include changes to global weather patterns, which could include local changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperature averages or extremes. These impacts may adversely affect our properties, our business, financial condition and results of operations.

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
Companies across all industries are facing increasing scrutiny related to their ESG practices and reporting. Investors, customers, employees, and other stakeholders have begun to focus increasingly on ESG practices and to place more importance on the implications and social cost of their investments, purchases, and other interactions with companies. With this increased focus and demand, public reporting regarding ESG practices is becoming more broadly expected. If our ESG practices (including the speed of adoption of certain practices) and reporting do not meet investor, tenant, customer, or employee expectations, which continue to evolve, our reputation and tenant retention may be negatively impacted. Our failure, or perceived failure, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, could negatively impact our reputation, tenant and employee retention, and access to capital. In 2022, the SEC proposed extensive rules aimed at enhancing and standardizing climate-related disclosures in an effort to foster greater consistency, comparability and reliability of climate-related information among public issuers. The proposal, if adopted, would require public issuers to include prescribed climate-related information in their registration statements and annual reports, including information regarding greenhouse gas emissions and climate-related risks and opportunities and related financial impacts, governance and strategy. Additionally, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a “carbon tax”), which could increase our operating costs. All of these factors could result in additional costs and devoting additional resources to monitor, report and implement various ESG practices.

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
We may also choose to adopt other takeover defenses in the future. Any such actions could deter a transaction that may otherwise be in the interest of our shareholders.

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
Volatility in the financial markets could affect our ability to access the capital markets at a time when we desire, or impact the cost at which we are able to do so, which could slow or deter our future growth. To the extent our exposure to increases in interest rates on any of our debt is not eliminated through interest rate swaps and interest rate protection agreements, such increases will result in higher debt service costs, which will adversely affect our cash flows. Our exposure to increases in interest rates in the short term includes our variable-rate borrowings and our floating rate mortgages. See “Risks Related to Our Liquidity and Indebtedness – Risks related to our outstanding debt”. Increases in interest rates could increase our financing costs over time, either through near-term borrowings on our existing variable-rate borrowings or refinancing of our existing borrowings that may incur higher interest expenses related to the issuance of new debt. There is no guarantee we will be able to mitigate the impact of rising inflation.

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

ITEM 1C.     CYBERSECURITY

Governance
Cybersecurity is an integral part of the Board of Trustees’, Audit Committee’s and Corporate Governance and Nominating Committee’s risk analysis and discussions with management. In February 2023, the Board of Trustees assigned cybersecurity oversight responsibility to the Corporate Governance and Nominating Committee via an amendment to the Committee’s Charter. We also have a Cyber Steering Committee which works in conjunction with the Computer Incident Response Team (“CIRT”) to develop strategies to mitigate risks and to address any cyber issues that may arise. The Cyber Steering Committee and CIRT are made up of certain executives, management, members of our information technology team and third-party advisors. The committees are led by our SVP, Chief Information Officer.
Our policies outline processes for identifying, reporting, investigating, and responding to a cyber incident. In the event of such an incident, the CIRT coordinator will work with the Cyber Steering Committee to conduct a risk analysis. The committee may also engage other members of management to assess the tangible, intangible and financial impact of the incident. Any breach or cyber incident that meets certain criteria will be communicated by the Cyber Steering Committee to the Corporate Governance and Nominating Committee in a timely manner.
The SVP, Chief Information Officer researches the latest technologies and trends used by cybercriminals through publications, conferences and discussions with peers. Cyber threats identified are communicated to all members of the Company via email to promote awareness and assist with protecting us from potential risks or breaches. All employees are required to undergo quarterly security awareness trainings and we routinely conduct internal phishing and other exercises to gauge the effectiveness of the trainings and assess the need for continued education and/or areas where improvement may be needed.

Risk Management and Strategy
As we see increased reliance on information technology in the workplace and our business operations, and an ongoing shift to remote and hybrid work schedules, Urban Edge has employed several measures to mitigate cyber risks. The Cyber Steering Committee is responsible for the risk management program which includes, but is not limited to, identifying cyber risks, the risk severity, risk response and tracking risk remediation. The Cyber Steering Committee meets (i) at least quarterly to review emerging threats, controls, and procedures, (ii) at least annually with the Corporate Governance and Nominating Committee to discuss trends in cyber risks and our strategy to defend our information against cybersecurity incidents, and (iii) promptly following the occurrence of a material cyber incident.
In addition to a dedicated information technology and cybersecurity team monitoring our daily operations, the Company engages an independent third-party cybersecurity audit firm to periodically review cybersecurity risks and our Incident Response Program. The third-party firm evaluates our preparedness based on several factors including cyber risk assessment, vulnerability management, disaster recovery, and penetration testing. They also simulate attacks on the Company as part of their audit procedures to gauge if our incident response is repeatable and effective and provide recommendations for areas of improvement. We are in process of implementing a thorough vendor selection criteria and employing ongoing monitoring of our third-party service providers to ensure compliance with cybersecurity standards.
We utilize a risk-based approach that aligns with the National Institute of Standards and Technology Cybersecurity Framework, and Microsoft best practices. Our policies and procedures are reviewed and updated annually by the Cyber Steering Committee and incorporate third-party assessments to benchmark ourselves against industry standards. The Company utilizes advanced endpoint protection, firewalls, intrusion detection and prevention, threat intelligence, security event logging and correlation, and backup and redundancy systems.
We have formal policies and procedures addressing data retention, incident response, asset and device management and have a Disaster Recovery and Business Continuity Committee that meets biannually to review and update our plan, policies, and procedures to align with changes in risk assessment and emerging technologies. In addition, our Information Technology team conducts disaster recovery tests annually and reports results to the Cyber Steering Committee. A cybersecurity breach may result in disruption of our operations, damage to our reputation and cause us to lose revenue or incur significant expenses to remediate which could have a material adverse effect on our results of operations or consolidated financial position.
As of the date of this report, we have not experienced any material cyber breaches and are periodically reviewing our policies and procedures to respond to, and mitigate the impact of, emerging trends and technologies affecting our industry.
Additionally, as a public company, we are subject to the Sarbanes-Oxley Act requirements and must undergo independent audits of information technology general controls in support of internal control over financial reporting. These audits, which are conducted by our independent public accounting firm, assess key information security and cybersecurity risks in the environment that may affect the confidentiality, integrity and availability of systems and data. Any control deficiencies that represent cybersecurity risks, as well as any recommended changes to our processes, if appropriate, would be reported to senior management and the Board.

ITEM 2.    PROPERTIES
As of December 31, 2023, our portfolio was comprised of 71 shopping centers, two outlet centers, two malls and one industrial building totaling approximately 17.1 million sf. We own our two outlet centers, one mall, one industrial building and 56 shopping centers 100% in fee simple. We own a 95% interest in Walnut Creek (Mt. Diablo), an 82.5% interest in Sunrise Mall in Massapequa, NY and lease 14 of our shopping centers under ground and/or building leases. As of December 31, 2023, we had $1.6 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2023.

Property	Total Square Feet (1)	Percent Leased(1)	Weighted Average Annual Rent per sq ft (2)	Major Tenants

RETAIL PORTFOLIO:
California:
Walnut Creek (Mt. Diablo)(4)	7,000	100.0%	$69.26	Sweetgreen
Walnut Creek (Olympic)	31,000	100.0%	80.50	Anthropologie

Connecticut:
Newington Commons	189,000	90.0%	9.50	Walmart, Staples

Maryland:
Goucher Commons	155,000	92.5%	26.52	Sprouts, HomeGoods, Five Below, Ulta, Kirkland's, DSW, Golf Galaxy
Rockville Town Center	98,000	100.0%	16.51	Regal Entertainment Group
Wheaton (leased through 2060)(3)	66,000	100.0%	18.35	Best Buy
Woodmore Towne Centre	712,000	97.7%	18.07	Costco, Wegmans, At Home, Best Buy, LA Fitness, Nordstrom Rack

Massachusetts:
Cambridge (leased through 2033)(3)	48,000	100.0%	28.06	PetSmart, Central Rock Gym
Gateway Center(6)	640,000	100.0%	9.69	Costco, Target, Home Depot, Total Wine
Shoppers World(6)	752,000	100.0%	22.50	T.J. Maxx, Marshalls, Home Sense, Sierra Trading, Public Lands, Golf Galaxy, Nordstrom Rack, Hobby Lobby, AMC, Kohl's, Best Buy
The Shops at Riverwood	79,000	100.0%	24.95	Price Rite, Planet Fitness, Goodwill
Wonderland Marketplace	140,000	100.0%	14.05	Big Lots, Planet Fitness, Marshalls, Get Air

Missouri:
Manchester Plaza	131,000	100.0%	11.91	Pan-Asia Market, Academy Sports, Bob's Discount Furniture

New Hampshire:
Salem (leased through 2102)(3)	39,000	100.0%	10.40	Fun City

New Jersey:
Bergen Town Center - East	253,000	92.1%	21.97	Lowe's, Best Buy, REI

Bergen Town Center - West	1,018,000	96.3%	32.05	Target, Whole Foods Market, Burlington, Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, H&M, Bloomingdale's Outlet, Nike Factory Store, Old Navy, Kohl's
Briarcliff Commons	180,000	94.8%	24.65	Uncle Giuseppe's, Kohl's
Brick Commons	273,000	98.7%	21.07	ShopRite, Kohl's, Marshalls, Old Navy
Brunswick Commons	427,000	100.0%	15.16	Lowe's, Kohl's, Dick's Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness
Carlstadt Commons (leased through 2050)(3)	78,000	98.3%	24.26	Stop & Shop
Garfield Commons	298,000	100.0%	16.28	Walmart, Burlington, Marshalls, PetSmart, Ulta
Greenbrook Commons	170,000	95.9%	18.64	BJ's Wholesale Club, Aldi
Hackensack Commons	275,000	99.2%	25.89	The Home Depot, 99 Ranch, Staples, Petco
Hanover Commons	343,000	99.3%	21.86	The Home Depot, Dick's Sporting Goods, Saks Off Fifth, Marshalls
Hazlet	95,000	100.0%	3.96	Stop & Shop(5)
Hudson Mall	381,000	83.0%	18.34	Marshalls, Big Lots, Retro Fitness, Staples, Old Navy
Hudson Commons	236,000	100.0%	14.02	Lowe's, P.C. Richard & Son
Kearny Commons	121,000	100.0%	24.47	LA Fitness, Marshalls, Ulta
Kennedy Commons	62,000	100.0%	15.56	Food Bazaar
Lodi Commons	43,000	100.0%	20.69	Dollar Tree
Manalapan Commons	200,000	93.7%	23.17	Best Buy, Raymour & Flanigan, PetSmart, Avalon Flooring, Atlantic Health (lease not commenced), national apparel retailer (lease not commenced)
Marlton Commons	214,000	100.0%	16.69	ShopRite, Kohl's, PetSmart
Millburn	104,000	89.5%	29.05	Trader Joe's, CVS, PetSmart
Montclair	18,000	100.0%	32.00	Whole Foods Market
Paramus (leased through 2033)(3)	63,000	100.0%	49.97	24 Hour Fitness
Plaza at Cherry Hill	417,000	83.1%	13.42	Aldi, Total Wine, LA Fitness, Raymour & Flanigan, Guitar Center, Sam Ash Music
Plaza at Woodbridge	331,000	81.2%	20.36	Best Buy, Raymour & Flanigan, Lincoln Tech, UFC Gym (lease not commenced), and buybuy Baby
Rockaway River Commons	189,000	96.8%	15.25	ShopRite, T.J. Maxx
Rutherford Commons	196,000	100.0%	13.32	Lowe's
Stelton Commons (leased through 2039)(3)	56,000	100.0%	21.77	Staples, Party City
Tonnelle Commons	410,000	100.0%	22.04	BJ's Wholesale Club, Walmart, PetSmart
Totowa Commons	272,000	93.4%	21.74	The Home Depot, Staples, national tenant (lease not commenced)
Town Brook Commons	231,000	97.0%	13.45	Stop & Shop, Kohl's
Union (Vauxhall)	232,000	100.0%	17.85	The Home Depot
West Branch Commons	279,000	96.1%	16.07	Lowe's, Burlington
West End Commons	241,000	100.0%	11.80	Costco, The Tile Shop, La-Z-Boy, Petco, Da Vita Dialysis
Woodbridge Commons	225,000	100.0%	13.59	Walmart, Dollar Tree, Advance Auto Parts

New York:
Amherst Commons	312,000	90.1%	10.74	BJ's Wholesale Club, Burlington, LA Fitness
Bruckner Commons(6)	351,000	85.5%	35.55	ShopRite, Burlington
Shops at Bruckner(6)	113,000	100.0%	39.04	Aldi, Marshalls, Five Below, Old Navy
Burnside Commons	100,000	89.3%	17.40	Bingo Wholesale (leased not commenced)
Cross Bay Commons	44,000	95.8%	40.80	Northwell Health
Dewitt (leased through 2041)(3)	46,000	100.0%	19.36	Best Buy
Forest Commons	165,000	96.6%	25.02	Western Beef, Planet Fitness, Advance Auto Parts, NYC Public School
Gun Hill Commons	81,000	100.0%	38.03	Aldi, Planet Fitness
Henrietta Commons(leased through 2056)(3)	165,000	97.9%	4.69	Kohl's
Huntington Commons	208,000	96.5%	21.81	ShopRite, Marshalls, Old Navy, Petco, Burlington
Kingswood Crossing	107,000	84.4%	44.42	Target, Marshalls, Maimonides Medical, Visiting Nurse Services (lease not commenced)
Meadowbrook Commons (leased through 2040)(3)	44,000	100.0%	22.31	Bob's Discount Furniture

Mount Kisco Commons	189,000	100.0%	17.63	Target, Stop & Shop
New Hyde Park (leased through 2029)(3)	101,000	100.0%	21.93	Stop & Shop
Yonkers Gateway	448,000	94.9%	20.16	Burlington, Marshalls, Homesense, Best Buy, DSW, PetSmart, Alamo Drafthouse Cinema

Pennsylvania:
Broomall Commons(6)	168,000	75.8%	16.40	Amazon Fresh, Planet Fitness, PetSmart, Nemours Children's Hospital
Lincoln Plaza	228,000	100.0%	5.27	Lowe's, Community Aid, Mattress Firm
MacDade Commons	102,000	100.0%	12.96	Walmart
Marten Commons	185,000	100.0%	15.14	Kohl's, Ross Dress for Less, Staples, Petco
Springfield (leased through 2025)(3)	41,000	100.0%	25.29	PetSmart
Wilkes-Barre Commons	184,000	100.0%	13.12	Bob's Discount Furniture, Ross Dress for Less, Marshalls, Petco, Wren Kitchen
Wyomissing (leased through 2065)(3)	76,000	100.0%	14.83	LA Fitness, PetSmart

South Carolina:
Charleston (leased through 2063)(3)	45,000	100.0%	15.96	Best Buy

Virginia:
Norfolk (leased through 2069)(3)	114,000	100.0%	7.79	BJ's Wholesale Club

Puerto Rico:
Shops at Caguas	356,000	90.6%	30.02	Sector Sixty6, Forever 21, Old Navy
The Outlets at Montehiedra(6)	531,000	95.4%	21.75	The Home Depot, Marshalls, Caribbean Cinemas, Old Navy, Ralph's Food Warehouse (lease not commenced), T.J. Maxx (lease not commenced), Burlington (lease not commenced)
Total Retail Portfolio	15,522,000	95.9%	$19.93

INDUSTRIAL:
Lodi Route 17	127,000	100.0%	13.35	AAA Wholesale Group
Total Industrial	127,000	100.0%	$13.35

Kingswood Center(6)	129,000	73.5%	26.61	T.J. Maxx, Visiting Nurse Service of NY
Sunrise Mall(4)(6)(7)	1,228,000	30.5%	10.55	Macy's, Dick's Sporting Goods, Dave & Busters, Home Goods
Total Urban Edge Properties	17,006,000	91.0%	$19.69
(1) Percent leased is expressed as the percentage of gross leasable area subject to a lease, excluding temporary tenants. The Company also excludes 58,000 sf of self-storage from the report above.
(2) Weighted average annual rent per square foot including ground leases and executed leases for which rent has not commenced is calculated by annualizing tenants’ current base rent (excluding any free rent periods), and excluding tenant reimbursements, concessions and storage rent. Excluding the ground leases where the Company is the lessor, the weighted average annual rent per square foot for our retail portfolio is $22.47 per square foot.
(3) The Company is a lessee under a ground or building lease. The total square feet disclosed for the building will revert to the lessor upon lease expiration.
(4) We own 95% of Walnut Creek (Mt. Diablo) and 82.5% of Sunrise Mall with the remaining portions in each case owned by joint venture partners.
(5) The tenant never commenced operations at this location but continues to pay rent.
(6) Not included in the same-property pool for the purposes of calculating same-property NOI for the quarter ended December 31, 2023 and 2022.
(7) A portion of the property is under a ground lease through 2069.

As of December 31, 2023, we had approximately 1,000 leases. Tenant leases under 10,000 square feet generally have lease terms of five years or less. Tenant leases comprising 10,000 square feet or more generally have lease terms of 10 to 25 years and are considered anchor leases with one or more renewal options available upon expiration of the initial lease term. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for approximately 1% of our total revenues for the year ended December 31, 2023.

Occupancy
The following table sets forth the consolidated retail portfolio leased occupancy rate (excluding industrial and self-storage space), square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2023(1)	2022(1)	2021(1)	2020	2019
Total square feet	15,522,000	14,495,000	14,469,000	15,221,000	14,277,000
Occupancy rate	95.9%	94.3%	91.1%	88.7%	92.4%
Average annual base rent per sf	$19.93	$19.89	$19.70	$18.97	$19.22
(1) Excludes Sunrise Mall and Kingswood Center for the year ended December 31, 2023, and also excludes Sunrise Mall for the years ended December 31, 2022 and 2021.

The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our industrial properties as of December 31 for the last five years:

	December 31,
	2023	2022	2021	2020	2019
Total square feet	127,000	1,345,000	1,345,000	1,070,000	943,000
Occupancy rate	100.0%	100.0%	100.0%	100.0%	100.0%
Average annual base rent per sf	$13.35	$8.89	$6.04	$6.34	$5.70

Major Tenants
The following table sets forth information for our ten largest tenants by total revenues for the year ended December 31, 2023:

Tenant	Number of Stores	Square Feet	% of Total Square Feet	2023 Revenues(1) (in thousands)	% of Total Revenues
The Home Depot	6	770,742	4.6%	$21,513	5.2%
The TJX Companies(2)	22	723,350	4.3%	18,476	4.4%
Lowe's Companies	6	976,415	5.8%	14,200	3.4%
Walmart	5	708,435	4.2%	12,915	3.1%
Kohl’s	9	855,561	5.1%	11,910	2.9%
Best Buy	9	409,641	2.4%	11,026	2.6%
Burlington	8	441,270	2.6%	10,639	2.6%
ShopRite	5	361,683	2.1%	9,926	2.4%
BJ's Wholesale Club	4	454,297	2.7%	8,719	2.1%
PetSmart	12	278,451	1.6%	8,044	1.9%
(1) Based on contractual revenues as determined by the tenants’ operating lease agreements.
(2) Includes Marshalls (14), T.J. Maxx (3), HomeGoods (3) and Homesense (2).

Lease Expirations
The following table sets forth the anticipated expirations of tenant leases in our consolidated retail portfolio for each year from 2023 through 2034 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	35	122,000	0.8%	$3,612,420	$29.61
2024	61	679,000	4.4%	12,262,740	18.06
2025	110	1,518,000	9.8%	29,509,920	19.44
2026	114	1,070,000	6.9%	26,632,300	24.89
2027	118	1,387,000	8.9%	23,842,530	17.19
2028	101	1,287,000	8.3%	32,059,170	24.91
2029	120	2,376,000	15.3%	53,958,960	22.71
2030	53	1,438,000	9.3%	19,628,700	13.65
2031	36	1,143,000	7.4%	18,139,410	15.87
2032	52	459,000	3.0%	10,006,200	21.80
2033	53	808,000	5.2%	15,448,960	19.12
2034	54	901,000	5.8%	20,317,550	22.55
Thereafter	49	1,691,000	10.8%	31,046,760	18.36
Subtotal/Average	956	14,879,000	95.9%	$296,538,470	$19.93
Vacant	148	643,000	4.1%	N/A	N/A
Total(1)	1,104	15,522,000	100.0%	$296,538,470	N/A
(1) Total lease count excludes industrial tenant leases, temporary tenant leases, cart and kiosk leases, Sunrise Mall and Kingswood Center.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Urban Edge Properties

Market Information and Dividends
Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of February 2, 2024, there were approximately 1,177 holders of record of our common shares.
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
Our Board of Trustees declared a quarterly dividend of $0.16 per share/unit for each of the four quarters in 2023 and 2022. During the years ended December 31, 2023 and 2022, the Company declared distributions on common shares and OP units of $0.64 per share/unit in the aggregate. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. However, current law provides a deduction of 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2023 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

We have determined the dividends paid on our common shares during 2023 and 2022 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2023	$0.64	$0.56	$0.08	$—
2022	0.64	0.64	—	—

Total Shareholder Return Performance
The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, Dow Jones Equity All REIT (previously SNL U.S. REIT Equity Index) and the Dow Jones US Real Estate Strip Centers (previously SNL REIT Retail Shopping Center Index) as provided by SNL Financial LC, for the five years commencing December 31, 2018 and ending December 31, 2023, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Historical stock performance is not necessarily indicative of future results.
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
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
UE
Dow Jones Equity All REIT (preivously SNL U.S. REIT Equity)
Dow Jones US Real Estate Strip Centers (previously SNL US REIT Retail Shopping Center)
Russell 2000
S&P 500

(1) $100 invested on December 31, 2018 in stock or index, including reinvestment of dividends.

	Cumulative(1) Total Return %	Total Return $ as of
Stock/Index		12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
UE	35.8	100.0	120.8	85.8	130.1	100.4	135.8
S&P 500	109.0	100.0	132.6	157.0	202.1	165.5	209.0
Russell 2000	62.1	100.0	126.5	151.8	174.3	138.7	162.1
Dow Jones Equity All REIT	44.8	100.0	129.0	122.8	173.4	130.1	144.8
Dow Jones US Real Estate Strip Centers	24.1	100.0	126.2	86.6	124.7	112.5	124.1
(1) Cumulative total return is for the five years commencing December 31, 2018 and ending December 31, 2023.

Operating Partnership
Market Information and Distributions
There is no established public market for our general and common limited partnership interests in the operating partnership (“OP Units”). As of February 2, 2024, there were 117,727,117 general partnership units outstanding and 5,659,781 common limited partnership units outstanding, held by approximately 1,177 and 43 holders of record, respectively.
Under the limited partnership agreement of UELP, unitholders may present their common units for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. During the year ended December 31, 2023, 70,000 units were redeemed for common shares and no units were redeemed for cash.

Recent Sales of Unregistered Shares
During the year ended December 31, 2023, the Company issued an aggregate of 70,000 common shares in exchange for 70,000 common limited partnership units held by certain limited partners of the Operating Partnership. All common shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.
Each time the Company issues common shares (other than in exchange for common limited partnership units when such units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the year ended, December 31, 2023, in connection with issuances of common shares by the Company pursuant to the Urban Edge Properties 2015 Employee Share Purchase Plan, the Operating Partnership issued an aggregate of 26,054 common limited partnership units to the Company in exchange for approximately $0.3 million, the aggregate proceeds of such common share issuances to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2023, 10,178 restricted common shares were forfeited by former employees in connection with their departure from the Company. We did not repurchase any of our equity securities during the year ended December 31, 2023. Our employees will at times surrender common shares owned by them to satisfy statutory minimum federal, state and local tax obligations associated with the vesting of their restricted common shares. During the year ended December 31, 2023, 7,637 restricted common shares were surrendered.
In March 2020, our Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. During the years ended December 31, 2023 and 2022, no shares were repurchased. As of December 31, 2023, the Company has repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. All share repurchases by the Company were completed between March and April of 2020. There is approximately $145.9 million remaining for share repurchases under this program.

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
This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and provides a year-to-year comparison between 2023 and 2022. A discussion of 2021 items and year-to-year comparisons between 2022 and 2021 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2023, Urban Edge owned approximately 95.4% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary that consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of December 31, 2023, our portfolio was comprised of 17.1 million square feet including 71 shopping centers, two outlet centers, two malls and one industrial building.

Economic Considerations
Microeconomic and macroeconomic conditions have caused volatility in the financial markets, and a rapid rise in inflation since the beginning of 2022. The Federal Reserve took measures to mitigate the impact of inflation by raising its benchmark interest rate several times throughout 2022. While the rate hikes enacted by the Federal Reserve had a significant impact on interest rates and increased the cost of borrowing, we continued to see consumer confidence remain strong providing support for retail real estate. The demand for retail spaces was strong as evidenced by the record number of new leases we executed in 2022.
In 2023, the Federal Reserve continued its interest rate hikes raising the benchmark rate to above 5%. These rate increases proved to be successful in reducing inflation beginning in the second quarter of 2023. While inflation has decreased compared to the prior year, it remains at an elevated level relative to the years preceding 2021. Despite the volatility in interest rates, we were able to complete the largest single asset refinancing in Company history with a new $290 million, 6.3% mortgage on Bergen Town Center on favorable terms compared to similar assets in the market. Our leasing activity remained strong in 2023, signing a record volume of leases in the fourth quarter and generating an average cash rent spread of 24% on new leases for the year. We expect to continue to add value to our portfolio through executing our leasing pipeline, active development, redevelopment and anchor repositioning projects, commencing leases signed but not yet opened and identifying additional capital recycling opportunities.

2023 Highlights
Set forth below are highlights of our leasing activities, completed and activated development, redevelopment and anchor repositioning projects, and property acquisitions:
•Signed 64 new leases totaling approximately 486,201 square feet, including 49 new leases on a same-space(1) basis totaling 418,322 square feet at an average rental rate of $29.64 per square foot on a GAAP basis and $27.86 per square foot on a cash basis, resulting in average rent spreads of 39.0% on a GAAP basis and 24.2% on a cash basis;
•Renewed or extended 110 leases totaling 1,519,738 square feet, all of which are on a same-space(1) basis, at an average rental rate of $24.35 per square foot on a GAAP basis and $23.95 per square foot on a cash basis, generating average rent spreads of 10.2% on a GAAP basis and 8.4% on a cash basis;

•Completed 11 development, redevelopment and anchor repositioning projects, aggregating $58.6 million, seven of which stabilized during the fourth quarter, highlighted by the opening of Sector Sixty6 at Shops at Caguas in October 2023;
•Activated 12 development, redevelopment, and anchor repositioning projects aggregating $60.9 million, expected to generate an approximate 20% unleveraged yield;
•Refinanced the $300 million mortgage secured by the Outlets at Bergen Town Center with a 7-year, $290 million loan at a fixed rate of 6.3%;
•Refinanced the $117 million outstanding mortgage secured by Shops at Caguas (formerly Las Catalinas Mall) with a 10-year, $82 million loan at a fixed rate of 6.6%. The proceeds were used in conjunction with exercising the discounted payoff option of the previous mortgage on the property which had a carrying value of $117 million and resulted in the recognition of a $43 million gain on the extinguishment of debt;
•Acquired two properties, Shoppers World and Gateway Center, for a total purchase price of $312.2 million inclusive of transaction costs. The properties, located in the greater Boston area, total 1,392,000 square feet and provide us with critical mass in the Boston market; and
•Sold two properties and one property parcel for an aggregate sales price of $318 million. The two property sales were structured as part of a 1031 exchange with the Boston acquisitions to allow for the deferral of capital gains for income tax purposes.

(1) Same-space leases represent those leases signed on spaces for which there was a previous lease.

2024 Outlook
We intend to create value and grow earnings, funds from operations, and cash flows by:
•Adding essential tenants to our properties and positioning our retail environments with a mix of high-quality tenants including grocers, discounters, premium healthcare operators and elevated food offerings;
•Managing our balance sheet to allow for flexibility and execution on financing, refinancing, or prepayment opportunities when identified;
•Managing and monitoring property operating and general and administrative expenses and identifying opportunities for savings;
•Leasing vacant spaces, proactively extending leases, managing the exercise of tenant options and, when possible, replacing underperforming tenants with operators that can pay higher rents and positively impact our properties;
•Expediting the delivery of space to tenants and the collection of rents from executed leases that have not yet commenced;
•Generating additional income from our existing assets by redeveloping underutilized existing space, repositioning anchors, and monetizing unused land by developing new spaces and pad sites and researching additional income producing uses; and
•Recycling capital by divesting non-retail and smaller assets in non-core markets and acquiring assets that meet our investment criteria in our target markets.
There can be no assurance that we will be able to execute on our growth strategy. See “Forward-Looking Statements” in this Annual Report on Form 10-K.

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
Since the assessment of fair value and allocation of these amounts is made at the time of acquisition, they are subject to future changes in market conditions and tenants’ ability to continue operations and their exercise of options and renewals. In the case that these assumptions change materially, they could have a material impact on our results and financial statements. During 2023, we acquired two properties and utilized the above factors, including the use of a third party, to allocate the purchase price of these properties among various assets and liabilities. Further information on these allocations can be found in Part II, Item 8, Note 4 of this Annual Report on Form 10-K. We have had no changes to our methods of fair value assessment and allocations during the year ended December 31, 2023.

Real Estate - Estimates Related to Impairments
Our properties are individually evaluated for impairment quarterly, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The carrying value of a property may also be individually reassessed in the event a casualty occurs at that property. Casualty events may include property damage from a natural disaster or fire. When such an event occurs, management estimates the net book value of assets damaged over the property’s total gross leasable area and adjusts the property’s carrying value to reflect the damages. Estimates are subjective and may change if additional damage is later assessed or if future cash flows are revised.
During 2023, we recognized a $34.1 million impairment charge related to one of our properties located in Brooklyn, NY. Further information on impairments can be found in Part II, Item 8, Note 9 of this Annual Report on Form 10-K. We have had no changes to the methods or assumptions used in our analyses of fair value of our real estate assets during the year ended December 31, 2023. We operate in a business that has significant investments in real estate and our estimates of valuation are subject to current market conditions and tenant operations, which drive future cash flows, and are beyond our control. As these factors can result in changes to our estimates and result in material impairment losses, this is deemed a critical accounting estimate.

Recent Accounting Pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01 Reference Rate Reform (ASC 848): Scope which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848, which extended the final sunset date from December 31, 2022 to December 31, 2024. During June 2023, the Company entered into loan amendments to transition its four LIBOR-based loans to SOFR. The amendments went into effect July 2023 and did not have a material impact on the loans affected.
In August 2023, FASB issued ASU 2023-05 Business Combinations - Joint Venture Formation (Subtopic 805-60): Recognition and Initial Measurement, which provides an update to the accounting treatment of joint ventures upon formation. This update requires companies to measure assets and liabilities contributed to joint ventures at fair value at the time of formation and has an effective date of January 1, 2025. The update is to be applied prospectively, with a retrospective option for previously formed joint ventures. The Company has not elected retrospective application for its previously formed joint ventures and has no new joint ventures impacted by this update.
In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the Chief Operating Decision Maker and how these measures are used to allocate resources and assess segment performance. The amendments in this ASU will also apply to entities with a single reportable segment and is effective for all public entities for fiscal years beginning after December 15, 2023. The Company is evaluating the impact of this update on its disclosures and will apply the required amendments in its December 31, 2024 Annual report on Form 10-K.
In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this update and will adopt the amendments in our December 31, 2025 Annual Report on Form 10-K.
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
On July 26, 2023, the SEC issued Final Rule Release No. 33-11216, Cybersecurity Risk Management, Strategy Governance, and Incident Disclosure. This rule, effective on December 15, 2023, adopts amendments to Regulation S-K and adds Item 1C. Cybersecurity be provided in Part I of Form 10-K. The main provisions of the amendments require companies to provide disclosure around their risk management, strategy and governance as it relates to cybersecurity to give investors insight into the processes and policies in place. These amendments were adopted in our Annual Report on Form 10-K for the year ended December 31, 2023.
See Note 3 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recent accounting pronouncements that may affect us. Additionally, see Note 7 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information regarding recent amendments to the Code.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. During 2021 and 2022, inflation levels were elevated resulting in increased costs for certain goods and services. Inflation began to decrease in the second quarter of 2023 but still remains at elevated levels compared to the years preceding 2021. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. Throughout 2022 and the first half of 2023, the Federal Reserve raised the benchmark interest rate to mitigate rising inflation, resulting in an increase in the cost of borrowing. As of December 31, 2023, approximately 84% of our outstanding debt is fixed rate, with the remaining 16% indexed to SOFR, plus an applicable margin per the respective loan agreements. We occasionally utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of December 31, 2023, we were counterparty to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for, and are designated as, hedging instruments. We are actively managing our business to respond to the economic and social impact from events such as those described above. See “Risk Factors” in Part I, Item 1A for more information.
The following provides an overview of our key non-GAAP measures based on our consolidated results of operations (refer to NOI, same-property NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Net income	$259,876	$47,339
FFO applicable to diluted common shareholders(1)	184,438	145,172
NOI(2)	250,129	240,898
Same-property NOI(2)	207,952	205,676
(1) Refer to page 36 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 35 for a reconciliation to the nearest GAAP measure.

Comparison of the Year Ended December 31, 2023 to December 31, 2022
Net income for the year ended December 31, 2023 was $259.9 million, compared to net income of $47.3 million for the year ended December 31, 2022. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items which changed significantly in the year ended December 31, 2023 as compared to the same period of 2022:

	For the Year Ended December 31,
(Amounts in thousands)	2023	2022	$ Change
Total revenue	$416,922	$397,938	$18,984
Depreciation and amortization	108,979	98,432	10,547
Real estate taxes	64,889	61,864	3,025
Property operating expenses	68,563	74,334	(5,771)
General and administrative	37,070	43,087	(6,017)
Real estate impairment loss	34,055	—	34,055
Gain on sale of real estate	217,708	353	217,355
Interest income	3,037	1,107	1,930
Interest and debt expense	74,945	58,979	15,966
Gain on extinguishment of debt	41,144	—	41,144
Income tax expense	17,800	2,903	14,897
Total revenue increased by $19.0 million to $416.9 million in the year ended December 31, 2023 from $397.9 million in the year ended December 31, 2022. The increase is primarily attributable to:
•$9.7 million increase as a result of property acquisitions net of dispositions;
•$9.7 million increase in other income primarily driven by a litigation settlement payment received in the fourth quarter of 2023;
•$1.6 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases, partially offset by tenant vacates; and
•$1.2 million increase in non-cash revenues driven by accelerated amortization of below-market intangible liabilities in connection with certain lease terminations in 2023; offset by
•$3.2 million increase in rental revenue deemed uncollectible.
Depreciation and amortization increased by $10.5 million to $109.0 million in the year ended December 31, 2023 from $98.4 million in the year ended December 31, 2022. The increase is primarily attributable to:
•$6.3 million increase as a result of property acquisitions net of dispositions; and
•$4.2 million increase due to assets placed in service for completion of redevelopment projects during the year.
Real estate tax expense increased by $3.0 million to $64.9 million in the year ended December 31, 2023 from $61.9 million in the year ended December 31, 2022. The increase is primarily attributable to:
•$2.3 million increase as a result of successful tax appeals and lowered assessments in 2022 and higher assessments, net of successful appeals in 2023; and
•$1.3 million increase as a result of property acquisitions net of dispositions; offset by
•$0.6 million increase in capitalized real estate taxes due to the commencement of development, redevelopment and anchor repositioning projects, offset by project completions.
Property operating expenses decreased by $5.8 million to $68.6 million in the year ended December 31, 2023 from $74.3 million in the year ended December 31, 2022. The decrease is primarily attributable to:
•$7.0 million lower common area maintenance expenses across the portfolio as a result of lower snow removal, utilities, and repairs and maintenance at our properties in 2023; offset by
•$1.2 million increase as a result of property acquisitions net of dispositions.
General and administrative expenses decreased by $6.0 million to $37.1 million in the year ended December 31, 2023 from $43.1 million in the year ended December 31, 2022. The decrease is primarily attributable to lower employment expenses, professional fees and transaction costs.
We recognized a real estate impairment loss of $34.1 million in the first quarter of 2023, reducing the carrying value of an office and retail property located in Brooklyn, NY.

A gain on sale of real estate of $217.7 million was recognized in 2023 related to the sale of two properties and one property parcel. We recognized a gain on sale of real estate of $0.4 million in 2022 in connection with the release of escrow funds related to a property disposed of in a prior period.
Interest income increased by $1.9 million to $3.0 million in the year ended December 31, 2023 from $1.1 million in the year ended December 31, 2022. The increase is attributable to higher average cash balances and higher interest rates on our deposits.
Interest and debt expense increased by $16.0 million to $74.9 million in the year ended December 31, 2023 from $59.0 million in the year ended December 31, 2022. The increase is primarily attributable to:
•$11.0 million increase due to financings and refinancings of mortgage loans, net of repayments;
•$3.7 million increase due to higher rates on our variable rate mortgage loans;
•$3.2 million increase due to a draw on our line of credit to finance the acquisition of two properties in the fourth quarter of 2023; and
•$0.7 million increase in amortization of deferred financing costs related to debt transactions during 2023; offset by
•$2.6 million increase in capitalized interest expense due to an increase in active development, redevelopment and anchor repositioning projects.
We recognized a $41.1 million gain on the extinguishment of debt for the year ended December 31, 2023 attributable to the Shops at Caguas loan refinancing in August 2023, partially offset by a loss on extinguishment of debt related to the early payoff of three mortgage loans during the year.
Income tax expense increased by $14.9 million to $17.8 million in the year ended December 31, 2023 from $2.9 million in the year ended December 31, 2022. The increase was primarily driven by an income tax expense recognized in the third quarter of 2023 related to the Shops at Caguas loan refinancing in August 2023.

Comparison of the Year Ended December 31, 2022 to December 31, 2021
Discussions of 2022 items and comparisons between the year ended December 31, 2022 and 2021, respectively, that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 66 properties for the years ended December 31, 2023 and 2022. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.
Same-property NOI increased by $2.3 million, or 1.1%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. Same-property NOI, including properties in redevelopment, increased by $5.6 million, or 2.5%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022.
The following table reconciles net income to NOI and same-property NOI for the years ended December 31, 2023 and 2022.

	For the year ended December 31,
(Amounts in thousands)	2023	2022
Net income	$259,876	$47,339
Other income	(9,097)	(125)
Depreciation and amortization	108,979	98,432
General and administrative expense	37,070	43,087
Real estate impairment loss	34,055	—
Gain on sale of real estate	(217,708)	(353)
Interest income	(3,037)	(1,107)
Interest and debt expense	74,945	58,979
Gain on extinguishment of debt	(41,144)	—
Income tax expense	17,800	2,903
Non-cash revenue and expenses	(11,610)	(8,257)
NOI	250,129	240,898
Adjustments:
Sunrise Mall net operating loss	2,427	2,544
Tenant bankruptcy settlement income and lease termination income	(1,428)	(822)
Real estate tax settlements related to prior periods	—	(1,441)
Non-same property NOI and other(1)	(43,176)	(35,503)
Same-property NOI	$207,952	$205,676
Adjustments:
NOI related to properties being redeveloped	23,686	20,364
Same-property NOI including properties in redevelopment	$231,638	$226,040
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process during the periods being compared.

Funds From Operations
FFO applicable to diluted common shareholders for the year ended December 31, 2023 was $184.4 million compared to $145.2 million for the year ended December 31, 2022.
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
The following table reflects the reconciliation of net income to FFO for the years ended December 31, 2023 and 2022.

	For the year ended December 31,
(Amounts in thousands)	2023	2022
Net income	$259,876	$47,339
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(11,899)	(1,895)
Consolidated subsidiaries	520	726
Net income attributable to common shareholders	248,497	46,170
Adjustments:
Rental property depreciation and amortization	107,695	97,460
Gain on sale of real estate	(217,708)	(353)
Real estate impairment loss	34,055	—
Limited partnership interests in operating partnership(1)	11,899	1,895
FFO applicable to diluted common shareholders	$184,438	$145,172
(1) Represents earnings allocated to Long-Term Incentive Plan (“LTIP”) and OP unitholders for unissued common shares, which have been excluded for purposes of calculating earnings per diluted share for the periods presented because they are anti-dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.16 per common share and OP unit for each of the four quarters in 2023, or an annual rate of $0.64. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
We have an $800 million revolving credit agreement with certain financial institutions which has a maturity date of February 9, 2027 and includes two six-month extension options. During the year ended December 31, 2023, the Company obtained five letters of credit issued under the Agreement, aggregating $30.1 million, and provided them to mortgage lenders to secure its obligations for certain capital requirements per the respective mortgage agreements. On October 23, 2023, the Company used its line of credit to partially finance the acquisition of two properties located in the greater Boston area. As of December 31, 2023 there was approximately $153 million drawn under the Agreement with an available remaining balance of $616.9 million under the facility. The letters of credit issued under the Agreement have reduced the amount available under the facility but remain undrawn and no separate liability has been recorded in association with them. See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on our revolving credit agreement.
In August 2022, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). As of December 31, 2023, no common shares had been issued under the ATM Program. On January 2, 2024, the Company issued 73,550 common shares at a weighted average price of $18.30 per share under the ATM Program, generating net cash proceeds of $1.3 million. See Note 14 in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the ATM Program.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. As of the date of this filing, we have approximately $70.8 million of debt maturing within the next 12 months related to mortgage loans encumbering two of our properties and are actively exploring our options to refinance or pay at maturity.
At December 31, 2023, we had cash and cash equivalents, including restricted cash, of $174.2 million and $616.9 million available under our revolving credit agreement. These amounts are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $174.2 million at December 31, 2023, compared to $128.8 million as of December 31, 2022, an increase of $45.5 million.
Our cash flow activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Net cash provided by operating activities	$163,015	$139,618
Net cash used in investing activities	(117,702)	(151,913)
Net cash provided by (used in) financing activities	161	(78,767)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities for the year ended December 31, 2023 increased by $23.4 million as compared to December 31, 2022. The increase is attributed to a $10 million litigation settlement received in the fourth quarter of 2023, higher rental revenue from new tenant rent commencements and the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities for the year ended December 31, 2023 decreased by $34.2 million compared to December 31, 2022. The increase is attributed to (i) $312.6 million increase in cash provided by the sale of properties and operating leases, and (ii) $0.3 million decrease in cash used for real estate development and capital improvements, offset by (iii) $278.7 million increase in cash used for acquisitions.
The Company has 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $168.1 million, of which $55.9 million has been incurred and $112.2 million remains to be funded as of December 31, 2023.
The following summarizes capital expenditures presented on a cash basis for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
(Amounts in thousands)	2023	2022
Capital expenditures:
Development and redevelopment costs	$83,397	$77,360
Capital improvements	27,487	36,285
Tenant improvements and allowances	4,840	2,399
Total capital expenditures	$115,724	$116,044
Financing Activities
Net cash provided by or used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash provided by financing activities for the year ended December 31, 2023, increased by $78.9 million from net cash used in financing activities of $78.8 million for the year ended December 31, 2022. The increase is primarily due to (i) $366.3 million increase in proceeds from borrowings under mortgage loans, (ii) $309.0 million increase in borrowings under the Company’s unsecured line of credit, and (iii) $0.3 million increase in cash contributed by noncontrolling interests, offset by (iv) $595.6 million increase in debt repayments related to mortgage loans and our unsecured line of credit, and (v) $1.2 million increase of deferred financing fees paid in connection with the financing and refinancing of mortgages during the year.
Financing activity for the year included:
•On December 29, 2023, the Company completed the sale of Freeport Commons and repaid the $43.1 million mortgage secured by the property at closing. We recognized a $0.8 million loss on extinguishment of debt as a result of the early payoff.
•On November 29, 2023, the Company paid off the $20.6 million mortgage secured by its property, Hudson Mall, which had a maturity date of December 1, 2023 and a fixed interest rate of 5.07%.
•On November 20, 2023, the Company obtained a 6-year, $43.7 million non-recourse mortgage secured by its property Huntington Commons, bearing interest at a fixed rate of 6.29%.
•On October 23, 2023, the Company closed on the acquisitions of Shoppers World and Gateway Center and used its line of credit to partially finance the acquisitions. As of December 31, 2023, there was $153 million drawn on the credit facility bearing interest at 6.56%.
•On October 20, 2023, the Company completed the sale of its East Hanover Warehouses portfolio and repaid the $40.1 million mortgage secured by the property at closing. We recognized a $0.6 million loss on extinguishment of debt as a result of the early payoff.

•On August 30, 2023, the Company refinanced its mortgage secured by Shops at Caguas with a new 10-year, $82 million loan at a fixed interest rate of 6.6%. The proceeds from the new loan were used to pay off the Company’s previous loan, at a discounted amount of $72.5 million, resulting in a gain on extinguishment of debt of $43 million for the year ended December 31, 2023.
•On June 23, 2023, the Company refinanced its mortgage secured by the Shops at Bruckner with a new 6-year, $38 million loan at a fixed interest rate of 6.0%. The proceeds from the refinancing were used to pay off the outstanding principal balance on the previous loan of approximately $8.7 million.
•On June 23, 2023, the Company used the remaining funds from the Shops at Bruckner refinancing to pay off the $29 million mortgage secured by the Plaza at Cherry Hill, which had a maturity date of June 15, 2025.
•On June 7, 2023, the Company obtained a 10-year, $16 million non-recourse mortgage at fixed interest rate of 6.0% secured by its property, Newington Commons.
•On April 6, 2023, the Company refinanced the mortgage secured by its property, Bergen Town Center, with a 7-year, $290 million loan at a fixed interest rate of 6.30%. The proceeds from the loan were used to pay off the Company’s previous mortgage on the property which had an outstanding balance of $300 million.
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
On January 2, 2024, the Company repaid three variable rate loans aggregating $75.7 million with interest rates of 7.34% on the payoff date. The loans were secured by Hudson Commons, Greenbrook Commons and Gun Hill Commons and were due to mature in the fourth quarter of 2024.

Contractual Obligations
We have contractual obligations related to our mortgage loans and unsecured line of credit that are both fixed and variable. Our variable rate loans bear interest at a floating rate based on SOFR plus an applicable margin ranging from 1.10% to 2.26%. In connection with reference rate reform and the discontinuation of LIBOR, all of our LIBOR-indexed debt has been transitioned to SOFR effective July 2023. The discontinuation of LIBOR did not have an impact on our ability to borrow or maintain already outstanding borrowings, but it could result in higher interest rates and accordingly, higher costs of borrowing to us. Further information on our mortgage loans can be found in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. Below is a summary of our contractual obligations as of December 31, 2023:

	Commitments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual cash obligations
Long-term debt obligations(1)	$2,133,088	$241,469	$309,697	$808,630	$773,292
Operating lease obligations(2)	72,480	9,429	12,780	11,798	38,473
Finance lease obligations(2)	6,641	109	233	254	6,045
	$2,212,209	$251,007	$322,710	$820,682	$817,810
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2023. See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of December 31, 2023, our variable rate debt outstanding had rates indexed to SOFR.

	2023					2022
(Amounts in thousands)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$280,969		6.53%	$2,287	(3)	$159,198		6.11%
Fixed Rate	1,462,766		4.88%	—	(2)	1,540,293		4.09%
	$1,743,735	(1)		$2,287		$1,699,491	(1)
(1) Excludes unamortized mortgage debt issuance costs of $12.6 million and $7.8 million as of December 31, 2023 and December 31, 2022, respectively. Debt issuance costs related to our unsecured credit facility are included within prepaid expenses and other assets on the consolidated balance sheets.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would increase by approximately $14.6 million based on outstanding balances as of December 31, 2023.
(3) Excludes the impact of a 1% increase on our $52.3 million variable rate mortgage on Plaza at Woodbridge as the loan is hedged with an interest rate cap to limit the maximum SOFR to 3.0%. See Note 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information on the Plaza at Woodbridge interest rate cap.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of December 31, 2023, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivatives are assessed quarterly for hedge effectiveness and as of December 31, 2023, both meet the criteria of an effective hedge.
On June 23, 2022, in connection with the refinancing of one of our variable rate loans, we entered into a one-year interest rate cap agreement for a purchase price of approximately $0.3 million, to limit the maximum SOFR of our Plaza at Woodbridge floating rate debt to 3%. In May 2023, the Company entered into a new two-year interest rate cap agreement for a purchase price of $1.1 million, to replace the previous interest rate cap agreement which expired on July 1, 2023. The new cap went into effect July 3, 2023 and expires on July 1, 2025, and is included in the prepaid expenses and other assets line item of the consolidated balance sheets.

Discontinuation of LIBOR
The LIBOR benchmark has been the subject of national, international and other regulatory guidance and proposals for reform and replacement, with LIBOR “settings” relevant to the Company no longer being published after June 30, 2023. As a result, we have entered into loan amendments with our lenders to transition all of our LIBOR-indexed debt to SOFR effective July 2023. The transitions did not have a material impact on the loans affected and the Company was able to maintain rates comparable to the rates in place prior to the SOFR transition.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2023, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks
As of December 31, 2023, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2023 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2023, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
The Company’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of the projected undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. An impairment exists when the carrying amount of an asset exceeds the projected undiscounted future cash flows, taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. The estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates. The Company’s determination of an estimated fair value requires management to make significant estimates, including appropriate discount and capitalization rates.
Given that the Company’s estimated discount and capitalization rates used in the evaluation of impairment of real estate assets is a significant assumption made by management for certain properties, performing audit procedures to evaluate the reasonableness of management’s estimated fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s estimated discount and capitalization rates used in the evaluation of impairment of real estate assets included the following, among others:
•We tested the effectiveness of the Company’s internal controls over management’s evaluation of the estimated fair value of real estate, including internal controls over management’s determination of the reasonableness of the applicable discount and capitalization rates.
•We inquired with management regarding their determination of the discount and capitalization rates and evaluated the consistency in determining the rates with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s estimated discount and capitalization rates by:
◦Testing the source information underlying the determination of the discount and capitalization rates by evaluating the reasonableness of the discount and capitalization rates used by management with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of discount and capitalization rates and comparing those to the discount and capitalization rates selected by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2024
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties LP and subsidiaries (the "Operating Partnership") as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2024, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.

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
The Operating Partnership’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Operating Partnership’s evaluation of the recoverability of real estate assets involves the comparison of the projected undiscounted future cash flows expected to be generated by each real estate asset over the Operating Partnership’s estimated holding period to the respective carrying amount. An impairment exists when the carrying amount of an asset exceeds the projected undiscounted future cash flows, taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. The estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates. The Operating Partnership’s determination of an estimated fair value requires management to make significant estimates, including appropriate discount and capitalization rates.
Given that the Operating Partnership’s estimated discount and capitalization rates used in the evaluation of impairment of real estate assets is a significant assumption made by management for certain properties, performing audit procedures to evaluate the reasonableness of management’s estimated fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Operating Partnership's estimated discount and capitalization rates used in the evaluation of impairment of real estate assets included the following, among others:
•We tested the effectiveness of the Operating Partnership’s internal controls over management’s evaluation of the estimated fair value of real estate, including internal controls over management’s determination of the reasonableness of the applicable discount and capitalization rates.
•We inquired with management regarding their determination of the discount and capitalization rates and evaluated the consistency in determining the rates with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Operating Partnership's estimated discount and capitalization rates by:
◦Testing the source information underlying the determination of the discount and capitalization rates by evaluating the reasonableness of the discount and capitalization rates used by management with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of discount and capitalization rates and comparing those to the discount and capitalization rates selected by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 14, 2024
We have served as the Operating Partnership’s auditor since 2016.

URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land	$635,905	$535,770
Buildings and improvements	2,678,076	2,468,385
Construction in progress	262,275	314,190
Furniture, fixtures and equipment	9,923	8,539
Total	3,586,179	3,326,884
Accumulated depreciation and amortization	(819,243)	(791,485)
Real estate, net	2,766,936	2,535,399
Operating lease right-of-use assets	56,988	64,161
Cash and cash equivalents	101,123	85,518
Restricted cash	73,125	43,256
Tenant and other receivables	14,712	17,523
Receivables arising from the straight-lining of rents	60,775	64,713
Identified intangible assets, net of accumulated amortization of $51,399 and $40,983, respectively	113,897	62,856
Deferred leasing costs, net of accumulated amortization of $21,428 and $20,107, respectively	27,698	26,799
Prepaid expenses and other assets	64,555	77,207
Total assets	$3,279,809	$2,977,432

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,578,110	$1,691,690
Unsecured credit facility borrowings	153,000	—
Operating lease liabilities	53,863	59,789
Accounts payable, accrued expenses and other liabilities	102,997	102,519
Identified intangible liabilities, net of accumulated amortization of $46,610 and $40,816, respectively	170,411	93,328
Total liabilities	2,058,381	1,947,326
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 117,652,656 and 117,450,951 shares issued and outstanding, respectively	1,175	1,173
Additional paid-in capital	1,011,942	1,011,293
Accumulated other comprehensive income	460	629
Accumulated earnings (deficit)	137,113	(36,104)
Noncontrolling interests:
Operating partnership	55,355	39,209
Consolidated subsidiaries	15,383	13,906
Total equity	1,221,428	1,030,106
Total liabilities and equity	$3,279,809	$2,977,432

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Rental revenue	$406,112	$396,376	$422,467
Other income	10,810	1,562	2,615
Total revenue	416,922	397,938	425,082
EXPENSES
Depreciation and amortization	108,979	98,432	92,331
Real estate taxes	64,889	61,864	63,844
Property operating	68,563	74,334	68,531
General and administrative	37,070	43,087	39,152
Real estate impairment loss	34,055	—	468
Lease expense	12,634	12,460	12,872
Total expenses	326,190	290,177	277,198
Gain on sale of real estate	217,708	353	18,648
Interest income	3,037	1,107	360
Interest and debt expense	(74,945)	(58,979)	(57,938)
Gain on extinguishment of debt	41,144	—	—
Income before income taxes	277,676	50,242	108,954
Income tax expense	(17,800)	(2,903)	(1,139)
Net income	259,876	47,339	107,815
Less net (income) loss attributable to NCI in:
Operating partnership	(11,899)	(1,895)	(4,296)
Consolidated subsidiaries	520	726	(833)
Net income attributable to common shareholders	$248,497	$46,170	$102,686

Earnings per common share - Basic:	$2.11	$0.39	$0.88
Earnings per common share - Diluted:	$2.11	$0.39	$0.88
Weighted average shares outstanding - Basic	117,506	117,366	117,029
Weighted average shares outstanding - Diluted	117,597	121,640	121,447

Net Income	$259,876	$47,339	$107,815
Effective portion of change in fair value of derivatives	(179)	656	—
Comprehensive income	259,697	47,995	107,815
Less comprehensive loss (income) attributable to NCI in:
Operating partnership	10	(27)	—
Less net (income) loss attributable to NCI in:
Operating partnership	(11,899)	(1,895)	(4,296)
Consolidated subsidiaries	520	726	(833)
Comprehensive income attributable to common shareholders	$248,328	$46,799	$102,686

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, January 1, 2021	117,014,317	$1,169	$989,863	$—	$(39,467)	$38,456	$5,872	$995,893
Net income attributable to common shareholders	—	—	—	—	102,686	—	—	102,686
Net income attributable to noncontrolling interests	—	—	—	—	—	4,296	833	5,129
Limited partnership interests:
Units redeemed for common shares	100,000	—	840	—	—	(6,302)	—	(5,462)
Reallocation of noncontrolling interests	—	—	8,206	—	—	(2,744)	—	5,462
Common shares issued	46,731	1	509	—	(144)	—	—	366
Dividends to common shareholders ($0.60 per share)	—	—	—	—	(70,166)	—	—	(70,166)
Distributions to redeemable NCI ($0.60 per unit)	—	—	—	—	—	(2,864)	—	(2,864)
Contributions from noncontrolling interests	—	—	—	—	—	—	6,241	6,241
Share-based compensation expense	—	—	2,045	—	—	8,774	—	10,819
Share-based awards retained for taxes	(13,062)	—	(210)	—	—	—	—	(210)
Balance, December 31, 2021	117,147,986	$1,170	$1,001,253	$—	$(7,091)	$39,616	$12,946	$1,047,894
Net income attributable to common shareholders	—	—	—	—	46,170	—	—	46,170
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	1,895	(726)	1,169
Other comprehensive income	—	—	—	629	—	27	—	656
Limited partnership interests:
Units redeemed for common shares	250,000	3	2,121	—	—	2,124	—	4,248
Reallocation of noncontrolling interests	—	—	6,126	—	—	(10,374)	—	(4,248)
Common shares issued	60,193	—	466	—	(84)	—	—	382
Dividends to common shareholders ($0.64 per share)	—	—	—	—	(75,099)	—	—	(75,099)
Distributions to redeemable NCI ($0.64 per unit)	—	—	—	—	—	(3,109)	—	(3,109)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,686	1,686
Share-based compensation expense	—	—	1,456	—	—	9,030	—	10,486
Share-based awards retained for taxes	(7,228)	—	(129)	—	—	—	—	(129)
Balance, December 31, 2022	117,450,951	$1,173	$1,011,293	$629	$(36,104)	$39,209	$13,906	$1,030,106
Net income attributable to common shareholders	—	—	—	—	248,497	—	—	248,497
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	11,899	(520)	11,379
Other comprehensive loss	—	—	—	(169)	—	(10)	—	(179)
Limited partnership interests:
Units redeemed for common shares	70,000	1	572	—	—	572	—	1,145
Reallocation of noncontrolling interests	—	—	(1,137)	—	—	(8)	—	(1,145)
Common shares issued	139,342	1	459	—	(88)	—	—	372
Dividends to common shareholders ($0.64 per share)	—	—	—	—	(75,192)	—	—	(75,192)
Distributions to redeemable NCI ($0.64 per unit)	—	—	—	—	—	(3,244)	—	(3,244)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,997	1,997
Share-based compensation expense	—	—	874	—	—	6,937	—	7,811
Share-based awards retained for taxes	(7,637)	—	(119)	—	—	—	—	(119)
Balance, December 31, 2023	117,652,656	$1,175	$1,011,942	$460	$137,113	$55,355	$15,383	$1,221,428
See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$259,876	$47,339	$107,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,768	100,787	94,135
Gain on sale of real estate	(217,708)	(353)	(18,648)
Amortization of below market leases, net	(11,602)	(6,660)	(55,173)
Noncash lease expense	6,590	7,051	6,802
Straight-lining of rent	(3,687)	(2,020)	(878)
Share-based compensation expense	7,811	10,486	10,819
Real estate impairment loss	34,055	—	468
Gain on extinguishment of debt	(41,144)	—	—
Change in operating assets and liabilities:
Tenant and other receivables	2,811	(1,712)	(139)
Deferred leasing costs	(8,059)	(8,660)	(5,818)
Prepaid and other assets	12,387	854	5,661
Lease liabilities	(6,330)	(6,641)	(6,227)
Accounts payable, accrued expenses and other liabilities	15,247	(853)	(3,544)
Net cash provided by operating activities	163,015	139,618	135,273
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(115,724)	(116,044)	(95,377)
Acquisitions of real estate	(314,886)	(36,222)	(252,632)
Proceeds from sale of operating properties	312,908	353	34,482
Proceeds from sale of operating lease	—	—	2,367
Net cash used in investing activities	(117,702)	(151,913)	(311,160)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage loan borrowings	469,704	103,413	117,200
Debt repayments	(693,891)	(98,334)	(18,192)
Borrowings under unsecured credit facility	309,000	—	—
Dividends paid to common shareholders	(75,192)	(75,099)	(123,998)
Distributions paid to redeemable noncontrolling interests	(3,244)	(3,109)	(4,937)
Taxes withheld for vested restricted shares	(119)	(129)	(210)
Debt issuance costs	(8,466)	(7,292)	—
Purchase of interest rate cap	—	(285)	—
Proceeds related to the issuance of common shares	372	382	366
Contributions from noncontrolling interests	1,997	1,686	6,241
Net cash provided by (used in) financing activities	161	(78,767)	(23,530)
Net increase (decrease) in cash and cash equivalents and restricted cash	45,474	(91,062)	(199,417)
Cash and cash equivalents and restricted cash at beginning of year	128,774	219,836	419,253
Cash and cash equivalents and restricted cash at end of year	$174,248	$128,774	$219,836

See notes to consolidated financial statements.

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $11,209, $8,512 and $2,023, respectively	$69,040	$55,740	$58,621
Cash payments for income taxes	52	913	4,663
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	21,628	34,673	18,702
Write-off of fully depreciated and impaired assets	41,954	8,733	10,706
Forgiveness of mortgage debt	44,105	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$85,518	$164,478	$384,572
Restricted cash at beginning of year	43,256	55,358	34,681
Cash and cash equivalents and restricted cash at beginning of year	$128,774	$219,836	$419,253

Cash and cash equivalents at end of year	$101,123	$85,518	$164,478
Restricted cash at end of year	73,125	43,256	55,358
Cash and cash equivalents and restricted cash at end of year	$174,248	$128,774	$219,836

 See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except unit and per unit amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Real estate, at cost:
Land	$635,905	$535,770
Buildings and improvements	2,678,076	2,468,385
Construction in progress	262,275	314,190
Furniture, fixtures and equipment	9,923	8,539
Total	3,586,179	3,326,884
Accumulated depreciation and amortization	(819,243)	(791,485)
Real estate, net	2,766,936	2,535,399
Operating lease right-of-use assets	56,988	64,161
Cash and cash equivalents	101,123	85,518
Restricted cash	73,125	43,256
Tenant and other receivables	14,712	17,523
Receivables arising from the straight-lining of rents	60,775	64,713
Identified intangible assets, net of accumulated amortization of $51,399 and $40,983, respectively	113,897	62,856
Deferred leasing costs, net of accumulated amortization of $21,428 and $20,107, respectively	27,698	26,799
Prepaid expenses and other assets	64,555	77,207
Total assets	$3,279,809	$2,977,432

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,578,110	$1,691,690
Unsecured credit facility borrowings	153,000	—
Operating lease liabilities	53,863	59,789
Accounts payable, accrued expenses and other liabilities	102,997	102,519
Identified intangible liabilities, net of accumulated amortization of $46,610 and $40,816, respectively	170,411	93,328
Total liabilities	2,058,381	1,947,326
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 117,652,656 and 117,450,951 units outstanding, respectively	1,013,117	1,012,466
Limited partners: 5,659,781 and 4,713,558 units outstanding, respectively	49,311	41,810
Accumulated other comprehensive income	460	629
Accumulated earnings (deficit)	143,157	(38,705)
Total partners’ capital	1,206,045	1,016,200
Noncontrolling interest in consolidated subsidiaries	15,383	13,906
Total equity	1,221,428	1,030,106
Total liabilities and equity	$3,279,809	$2,977,432

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except unit and per unit amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Rental revenue	$406,112	$396,376	$422,467
Other income	10,810	1,562	2,615
Total revenue	416,922	397,938	425,082
EXPENSES
Depreciation and amortization	108,979	98,432	92,331
Real estate taxes	64,889	61,864	63,844
Property operating	68,563	74,334	68,531
General and administrative	37,070	43,087	39,152
Real estate impairment loss	34,055	—	468
Lease expense	12,634	12,460	12,872
Total expenses	326,190	290,177	277,198
Gain on sale of real estate	217,708	353	18,648
Interest income	3,037	1,107	360
Interest and debt expense	(74,945)	(58,979)	(57,938)
Gain on extinguishment of debt	41,144	—	—
Income before income taxes	277,676	50,242	108,954
Income tax expense	(17,800)	(2,903)	(1,139)
Net income	259,876	47,339	107,815
Less: net loss (income) attributable to NCI in consolidated subsidiaries	520	726	(833)
Net income attributable to unitholders	$260,396	$48,065	$106,982

Earnings per unit - Basic:	$2.13	$0.40	$0.88
Earnings per unit - Diluted:	$2.13	$0.39	$0.88
Weighted average units outstanding - Basic	121,901	121,374	120,966
Weighted average units outstanding - Diluted	121,992	121,640	122,107

Net Income	$259,876	$47,339	$107,815
Effective portion of change in fair value of derivatives	(179)	656	—
Comprehensive income	259,697	47,995	107,815
Less net loss (income) attributable to NCI in consolidated subsidiaries	520	726	(833)
Comprehensive income attributable to unitholders	$260,217	$48,721	$106,982

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2021	117,014,317	$991,032	4,729,010	$41,302	$—	$(42,313)	$5,872	$995,893
Net income attributable to unitholders	—	—	—	—	—	106,982	—	106,982
Net income attributable to noncontrolling interests	—	—	—	—	—	—	833	833
Common units issued as a result of common shares issued by Urban Edge	46,731	510	33,644	—	—	(144)	—	366
Equity redemption of OP Units	100,000	840	(100,000)	(6,302)	—	—	—	(5,462)
Reallocation of noncontrolling interests	—	8,206	—	(2,744)	—	—	—	5,462
Distributions to Partners ($0.60 per unit)	—	—	—	—	—	(73,030)	—	(73,030)
Contributions from noncontrolling interests	—	—	—	—	—	—	6,241	6,241
Share-based compensation expense	—	2,045	—	8,774	—	—	—	10,819
Share-based awards retained for taxes	(13,062)	(210)	—	—	—	—	—	(210)
Balance, December 31, 2021	117,147,986	$1,002,423	4,662,654	$41,030	$—	$(8,505)	$12,946	$1,047,894
Net income attributable to unitholders	—	—	—	—	—	48,065	—	48,065
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(726)	(726)
Other comprehensive income	—	—	—	—	629	27	—	656
Common units issued as a result of common shares issued by Urban Edge	60,193	466	300,904	—	—	(84)	—	382
Equity redemption of OP Units	250,000	2,124	(250,000)	2,124	—	—	—	4,248
Reallocation of noncontrolling interests	—	6,126	—	(10,374)	—	—	—	(4,248)
Distributions to Partners ($0.64 per unit)	—	—	—	—	—	(78,208)	—	(78,208)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,686	1,686
Share-based compensation expense	—	1,456	—	9,030	—	—	—	10,486
Share-based awards retained for taxes	(7,228)	(129)	—	—	—	—	—	(129)

Balance, December 31, 2022	117,450,951	$1,012,466	4,713,558	$41,810	$629	$(38,705)	$13,906	$1,030,106
Net income attributable to unitholders	—	—	—	—	—	260,396	—	260,396
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(520)	(520)
Other comprehensive loss	—	—	—	—	(169)	(10)	—	(179)
Common units issued as a result of common shares issued by Urban Edge	139,342	460	1,016,223	—	—	(88)	—	372
Equity redemption of OP units	70,000	573	(70,000)	572	—	—	—	1,145
Reallocation of noncontrolling interests	—	(1,137)	—	(8)	—	—	—	(1,145)
Distributions to Partners ($0.64 per unit)	—	—	—	—	—	(78,436)	—	(78,436)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,997	1,997
Share-based compensation expense	—	874	—	6,937	—	—	—	7,811
Share-based awards retained for taxes	(7,637)	(119)	—	—	—	—	—	(119)
Balance, December 31, 2023	117,652,656	$1,013,117	5,659,781	$49,311	$460	$143,157	$15,383	$1,221,428
(1) Limited partners have a 4.6% common limited partnership interest in the Operating Partnership as of December 31, 2023 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$259,876	$47,339	$107,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	112,768	100,787	94,135
Gain on sale of real estate	(217,708)	(353)	(18,648)
Amortization of below market leases, net	(11,602)	(6,660)	(55,173)
Noncash lease expense	6,590	7,051	6,802
Straight-lining of rent	(3,687)	(2,020)	(878)
Share-based compensation expense	7,811	10,486	10,819
Real estate impairment loss	34,055	—	468
Gain on extinguishment of debt	(41,144)	—	—
Change in operating assets and liabilities:
Tenant and other receivables	2,811	(1,712)	(139)
Deferred leasing costs	(8,059)	(8,660)	(5,818)
Prepaid and other assets	12,387	854	5,661
Lease liabilities	(6,330)	(6,641)	(6,227)
Accounts payable, accrued expenses and other liabilities	15,247	(853)	(3,544)
Net cash provided by operating activities	163,015	139,618	135,273
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(115,724)	(116,044)	(95,377)
Acquisitions of real estate	(314,886)	(36,222)	(252,632)
Proceeds from sale of operating properties	312,908	353	34,482
Proceeds from sale of operating lease	—	—	2,367
Net cash used in investing activities	(117,702)	(151,913)	(311,160)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage loan borrowings	469,704	103,413	117,200
Debt repayments	(693,891)	(98,334)	(18,192)
Borrowings under unsecured credit facility	309,000	—	—
Distributions paid to partners	(78,436)	(78,208)	(128,935)
Taxes withheld for vested restricted units	(119)	(129)	(210)
Debt issuance costs	(8,466)	(7,292)	—
Purchase of interest rate cap	—	(285)	—
Proceeds related to the issuance of common shares	372	382	366
Contributions from noncontrolling interests	1,997	1,686	6,241
Net cash provided by (used in) financing activities	161	(78,767)	(23,530)
Net increase (decrease) in cash and cash equivalents and restricted cash	45,474	(91,062)	(199,417)
Cash and cash equivalents and restricted cash at beginning of year	128,774	219,836	419,253
Cash and cash equivalents and restricted cash at end of year	$174,248	$128,774	$219,836

See notes to consolidated financial statements.

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $11,209, $8,512 and $2,023, respectively	$69,040	$55,740	$58,621
Cash payments for income taxes	52	913	4,663
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	21,628	34,673	18,702
Write-off of fully depreciated and impaired assets	41,954	8,733	10,706
Forgiveness of mortgage debt	44,105	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$85,518	$164,478	$384,572
Restricted cash at beginning of year	43,256	55,358	34,681
Cash and cash equivalents and restricted cash at beginning of year	$128,774	$219,836	$419,253

Cash and cash equivalents at end of year	$101,123	$85,518	$164,478
Restricted cash at end of year	73,125	43,256	55,358
Cash and cash equivalents and restricted cash at end of year	$174,248	$128,774	$219,836

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2023, Urban Edge owned approximately 95.4% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of December 31, 2023, our portfolio consisted of 71 shopping centers, two outlet centers, two malls and one industrial building totaling approximately 17.1 million sf, which is inclusive of a 95% controlling interest in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and with the instructions of Form 10-K. The consolidated financial statements as of and for the years ended December 31, 2023, 2022 and 2021 reflect the consolidation of the Company, the Operating Partnership, wholly-owned subsidiaries and those entities in which we have a controlling financial interest. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.
Our primary business is the ownership, management, acquisition, development, and redevelopment of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s Chief Operating Decision Maker (“CODM”) reviews operating and financial information at the individual operating segment. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.

3.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The most critical accounting policies, which involve the use of estimates and assumptions as to future uncertainties and, therefore, may result in actual amounts that differ from estimates include acquisitions of real estate and valuation of real estate. For more information on these estimates and policies refer to Part II, Item 7 “Critical Accounting Estimates” of this Annual Report on Form 10-K.
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
Our properties and development projects are individually evaluated for impairment quarterly, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events and changes include macroeconomic conditions, operating performance, and environmental and regulatory changes, which may result in property operational disruption and could indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment analyses are based on our current plans, intended holding periods and available market information at the time the analyses are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

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
•Other income: Other income is generated in connection with certain services provided to tenants for which we earn a fee as well as management and development fee income from contractual property management agreements with third parties, and certain miscellaneous income that pertains to our operations. This revenue is recognized as the services are transferred in accordance with ASC 606 Revenue from Contracts with Customers.

Leases — We have approximately 1,000 operating leases at our properties, which generate rental income from tenants and operating cash flows for the Company. Our tenant leases are dependent on the Company, as lessor, agreeing to provide our tenants with the right to control the use of our real estate assets, as lessees. Our real estate assets are comprised of retail shopping centers, malls and an industrial building. Tenants agree to use and control their agreed upon space for their business purposes. Thus, our tenants obtain substantially all of the economic benefits from the use of our shopping center space and have the right to direct how and for what purpose the real estate space is used throughout the period of use. Given these contractual terms, the Company has determined that all tenant contracts of this nature contain a lease. The Company assesses lease classification for each new and modified lease. All new and modified leases which commenced in the year ended December 31, 2023 have been assessed and classified as operating leases.
Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent or the Consumer Price Index (“CPI”). Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales. Variable lease payments dependent on the CPI, will change in accordance with the corresponding increase or decrease in CPI if negotiated and agreed upon in the tenant's lease. Variable lease payments dependent on percentage rent and the CPI were $5.5 million and $9.2 million for the years ended December 31, 2023 and 2022, respectively. Variable lease payments also arise from tenant expense reimbursements, which provide for the recovery of all or a portion of the operating expenses, common area maintenance expenses, real estate taxes, insurance and capital improvements of the respective property and amounted to $103.7 million and $103.3 million for the years ended December 31, 2023 and 2022, respectively. The Company accounts for variable lease payments as rental revenue on the consolidated statements of income and comprehensive income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.
The Company also has twenty properties in its portfolio either completely or partially on land or in a building that are owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from one to 76 years and provide us the right to operate each such property. We also lease or sublease real estate for our two corporate offices with remaining terms of less than one year. Right-of-use (“ROU”) assets are recorded for these leases, which represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. As of December 31, 2023, no other contracts have been identified as leases. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and ROU asset.
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

Noncontrolling Interests — Noncontrolling interests in consolidated subsidiaries represent the portion of equity that we do not own in those entities that we consolidate. We identify our noncontrolling interests separately within the equity section on the consolidated balance sheets. Noncontrolling interests in the Operating Partnership include OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards classified as equity.

Variable Interest Entities — Certain entities that do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, or for which the equity owners as a group lack any one of the following characteristics: (i) the power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impacts the entity’s economic performance, (ii) the obligation to absorb the expected losses of the legal entity, or (iii) the right to receive the expected residual returns of the legal entity, qualify as VIEs. VIEs are required to be consolidated by their primary beneficiary. The primary beneficiary of a VIE has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The consolidated financial statements reflect the consolidation of VIEs in which the Company is the primary beneficiary.
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
Excluding the Operating Partnership, the Company had two entities that met the criteria of a VIE in which we held variable interests as of December 31, 2023 and 2022. These entities are VIEs primarily because the noncontrolling interests do not have substantive kick-out or participating rights and we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of these entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for these entities, they were consolidated in our financial statements as of December 31, 2023 and 2022. The majority of the operations of these VIEs are funded with cash flows generated by the properties and periodic cash contributions.
As of December 31, 2023 and 2022, excluding the Operating Partnership, the two consolidated VIEs had total assets of $47.2 million and $47.6 million, respectively and total liabilities of $20.3 million and $23.2 million, respectively.

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

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2023. As of December 31, 2023, The Home Depot, Inc. was our largest tenant with six stores which comprised an aggregate of 770,742 sf and accounted for approximately $21.5 million, or 5.2% of our total revenue for the year ended December 31, 2023.

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

Recently Issued Accounting Literature
In March 2020 and January 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04 Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01 Reference Rate Reform (ASC 848): Scope which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022. In December 2022, FASB issued ASU 2022-06 Reference Rate Reform (ASC 848): Deferral of the Sunset Date of Topic 848, which extended the final sunset date from December 31, 2022 to December 31, 2024. During June 2023, the Company entered into loan amendments to transition its four LIBOR-based loans to the Secured Overnight Rate (“SOFR”). The amendments went into effect in July 2023 and did not have a material impact on the loans affected.
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
In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the CODM and how these measures are used to allocate resources and assess segment performance. The amendments in this ASU will also apply to entities with a single reportable segment and is effective for all public entities for fiscal years beginning after December 15, 2023. The Company is evaluating the impact of this update on its disclosures and will apply the required amendments in its December 31, 2024 Annual report on Form 10-K.
In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this update and will adopt the amendments in our December 31, 2025 Annual Report on Form 10-K.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the years ended December 31, 2023 and December 31, 2022, we closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1)
					(in thousands)
October 23, 2023	Shoppers World	Framingham	MA	752,000	$243,587
October 23, 2023	Gateway Center	Everett	MA	640,000	68,585
June 21, 2023	Sunrise Mall (Ground Lease)(2)	Massapequa	NY	—	2,071
				2023 Total	$314,243

June 8, 2022	The Shops at Riverwood	Hyde Park	MA	78,000	$33,343
February 24, 2022	40 Carmans Road(3)	Massapequa	NY	12,000	4,260
				2022 Total	$37,603
(1) The total purchase price for the properties acquired in the years ended December 31, 2023 and December 31, 2022 include $3.2 million and $0.6 million of transaction costs incurred related to the transactions, respectively.

(2) Pertains to the buyout and termination of a ground lease for certain land parcels at our Sunrise Mall property in which the Company previously held a lessee position.
(3) This outparcel is included with Sunrise Mall in our total property count. The Company has an 82.5% controlling interest in the property with the remaining 17.5% owned by others.

On October 23, 2023, the Company closed on the acquisition of two properties, Shoppers World and Gateway Center, for a purchase price of $312.2 million, including transaction costs. The two centers comprise 1.4 million sf and are located in the greater Boston area. The acquisitions were partially funded using proceeds from the disposition of the East Hanover Warehouses portfolio in a forward Section 1031 exchange, with the balance being financed by drawing on the Company’s unsecured line of credit. We entered into a reverse Section 1031 agreement with third-party intermediaries for the portion financed by the Company’s unsecured line of credit, which, for a maximum of 180 days, allows us to defer, for tax purposes, gains on the sale of other properties identified and sold within the period. In addition to the VIEs mentioned in Note 3, pursuant to the exchange agreement, the properties are in possession of an Exchange Accommodation Titleholder (“EAT”) and are classified as VIEs until the earlier of the termination of the agreement or 180 days after the acquisition date. The EAT is the legal owner of the properties, however, we control the activities that most significantly impact the entities and retain all of the economic benefits and risks associated with the entities. Therefore, since the title of the properties will be transferred back to the Company and we have determined that we are the primary beneficiary of the VIEs, we have consolidated the VIEs and their operations as of the acquisition date. The reverse Section 1031 requirements were satisfied with the disposition of Freeport Commons on December 29, 2023 and the exchange agreements were terminated on January 2, 2024.
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
On February 24, 2022, the Company acquired a 12,000 sf outparcel, located at 40 Carmans Road, that is adjacent to the entrance of our Sunrise Mall property in Massapequa, NY.
On June 8, 2022, the Company closed on the acquisition of The Shops at Riverwood, a grocery-anchored shopping center located in the greater Boston area.
The aggregate purchase price of the above property acquisitions have been allocated as follows:

Property Name	Land	Buildings and improvements	Identified intangible assets(1)	Identified intangible liabilities(1)	Total Purchase Price
(in thousands)
Shoppers World	$42,861	$198,317	$41,374	$(38,965)	$243,587
Gateway Center	57,546	36,473	25,724	(51,158)	68,585
Sunrise Mall (Ground Lease)	2,071	—	—	—	2,071
2023 Total	$102,478	$234,790	$67,098	$(90,123)	$314,243

The Shops at Riverwood	10,866	19,441	4,024	(988)	$33,343
40 Carmans Road	$1,118	$3,142	$—	$—	4,260
2022 Total	$1,118	$3,142	$—	$—	$37,603
(1) As of December 31, 2023, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2023 were 5.7 years and 29.8 years, respectively, and the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2022 were 8.6 years and 15.3 years, respectively.

Subsequent to December 31, 2023, the Company acquired Heritage Square, an unencumbered 87,000 sf shopping center located in Watchung, NJ, for a purchase price of $34 million. The property is anchored by Ulta and two TJX Companies concepts, HomeSense and Sierra Trading, and includes three outparcels with a fourth currently under construction. The acquisition was funded using cash on hand.

Dispositions
During the year ended December 31, 2023, the Company disposed of two properties and one property parcel comprising 1.5 million sf for an aggregate sales price of $318 million. In connection with the dispositions and the release of escrow funds related to properties that were disposed of in prior periods, the Company recognized a gain on sale of real estate of $217.7 million for the year ended December 31, 2023.

On December 29, 2023, the Company completed the sale of Freeport Commons, located in Freeport, NY, for a price of $78.5 million. The $43.1 million mortgage loan secured by the property was repaid at closing using proceeds from the sale. The sale of this property satisfied the remaining requirements of the Section 1031 exchange agreement entered into with the acquisitions of Shoppers World and Gateway Center on October 23, 2023, allowing for the deferral of capital gains from the sale for income tax purposes.
On December 13, 2023, the Company sold a parcel of its Tonnelle Commons property located in North Bergen, NJ for a price of $22 million. The parcel comprised approximately 75,000 sf and included a self-storage facility.
On October 20, 2023, the Company completed the sale of its East Hanover Warehouses portfolio for a price of $217.5 million. The East Hanover Warehouses comprised seven buildings, totaling 1.2 million sf. The proceeds from the disposition were used to pay off the $40.1 million loan secured by the property at closing and to partially fund the purchase of two properties, Shoppers World and Gateway Center, located in the greater Boston area. In connection with the sale, we entered into a forward Section 1031 exchange agreement with third-party intermediaries which allows us to defer, for tax purposes, the gain on sale of the property until the earlier of the termination of the agreement or 180 days after the date of the disposition. The forward 1031 requirements were satisfied with the Boston acquisitions on October 23, 2023 and the exchange agreement was terminated.
During the year ended December 31, 2022, no dispositions were completed by the Company. We recognized a $0.4 million gain on sale of real estate in connection with the release of escrow funds related to properties that were disposed of in prior periods.
Subsequent to December 31, 2023, the Company is under contract to sell its 95,000 sf property located in Hazlet, NJ for a price of $8.7 million, and its 127,000 sf industrial property located in Lodi, NJ for a price of $29.2 million.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes our identified intangible assets and liabilities:

(Amounts in thousands)	December 31, 2023	December 31, 2022
In-place leases	$148,668	$93,191
Accumulated amortization	(45,877)	(36,196)
Above-market leases	14,993	9,013
Accumulated amortization	(3,897)	(3,396)
Other intangible assets	1,635	1,635
Accumulated amortization	(1,625)	(1,391)
Identified intangible assets, net of accumulated amortization	113,897	62,856
Below-market leases	217,021	134,144
Accumulated amortization	(46,610)	(40,816)
Identified intangible liabilities, net of accumulated amortization	$170,411	$93,328
Amortization of acquired below-market leases, net of acquired above-market leases resulted in rental income of $8.2 million, $6.7 million, and $55.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. On September 29, 2021, the Company entered into agreements to terminate certain leases, resulting in accelerated amortization of the related below-market intangible lease liabilities of $45.9 million which are included in rental revenue for the year ended December 31, 2021. The intangibles related to these leases were fully amortized and subsequently written-off in 2021.
Amortization of acquired in-place leases and customer relationships resulted in depreciation and amortization expense of $13.5 million, $10.9 million, and $8.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The following table sets forth the estimated annual amortization (expense) and income related to intangible assets and liabilities for the five succeeding years commencing January 1, 2024:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2024	$10,836	$(2,009)	$(25,969)
2025	10,641	(2,686)	(18,070)
2026	10,297	(1,479)	(12,195)
2027	10,019	(1,245)	(9,799)
2028	9,372	(1,211)	(8,316)

6.     MORTGAGES PAYABLE
The following is a summary of mortgages payable as of December 31, 2023 and December 31, 2022.

		Interest Rate at	December 31,	December 31,
(Amounts in thousands)	Maturity	December 31, 2023	2023	2022
First mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	7.34%	$26,930	$27,482
Greenbrook Commons(1)	11/15/2024	7.34%	25,065	25,581
Gun Hill Commons(1)	12/1/2024	7.34%	23,696	24,188
Plaza at Cherry Hill(2)	6/15/2025	—%	—	29,000
Plaza at Woodbridge(3)	6/8/2027	5.26%	52,278	52,947
Total variable rate debt			127,969	159,198
Fixed rate
Hudson Mall	12/1/2023	—%	—	21,380
Yonkers Gateway Center	4/6/2024	4.16%	23,148	24,996
Brick Commons	12/10/2024	3.87%	47,683	48,636
West End Commons	12/10/2025	3.99%	24,196	24,658
Town Brook Commons	12/1/2026	3.78%	30,229	30,825
Rockaway River Commons	12/1/2026	3.78%	26,763	27,291
Hanover Commons	12/10/2026	4.03%	61,324	62,453
Tonnelle Commons	4/1/2027	4.18%	97,115	98,870
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	22,015	22,489
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center(5)	2/6/2028	5.07%	69,054	69,935
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	36,725	37,400
East Hanover Warehouses(8)	12/1/2028	—%	—	40,700
Union (Vauxhall)	12/10/2028	4.01%	45,202	45,600
The Shops at Riverwood	6/24/2029	4.25%	21,326	21,466
Shops at Bruckner(6)	7/1/2029	6.00%	37,817	9,020
Huntington Commons	12/5/2029	6.29%	43,704	—
Freeport Commons(9)	12/10/2029	—%	—	43,100
Bergen Town Center(10)	4/10/2030	6.30%	290,000	300,000
The Outlets at Montehiedra	6/1/2030	5.00%	75,590	77,531
Montclair(4)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	39,607	40,300
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	15,920	—
Shops at Caguas(7)	8/1/2033	6.60%	82,000	119,633
Mount Kisco Commons	11/15/2034	6.40%	11,098	11,760
Total fixed rate debt			1,462,766	1,540,293
	Total mortgages payable		1,590,735	1,699,491
	Unamortized debt issuance costs		(12,625)	(7,801)
Total mortgages payable, net of unamortized debt issuance costs			$1,578,110	$1,691,690
(1)Bears interest at one month SOFR plus 200 bps. The Company paid off the loan prior to maturity on January 2, 2024.
(2)The Company paid off the loan prior to maturity on June 23, 2023. The loan had an interest rate of 8.75% on the payoff date.

(3)Bears interest at one month SOFR plus 226 bps. The variable component of the debt is hedged with an interest rate cap agreement to limit SOFR to a maximum of 3%, which expires July 1, 2025.
(4)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.
(5)In April 2023, the Company notified the servicer that the cash flows generated by the property are insufficient to cover the debt service and that it is unwilling to fund the shortfalls. In May 2023, the mortgage was transferred to special servicing at the Company's request.
(6)On June 23, 2023, the Company refinanced the mortgage on our Shops at Bruckner property with a new 6-year, $38 million loan.
(7)On August 30, 2023, the Company refinanced the mortgage on our Shops at Caguas property with a new 10-year, $82 million loan.
(8)On October 20, 2023, the Company completed the sale of East Hanover Warehouses for $217.5 million and used the proceeds to pay off the loan secured by the property at closing. In connection with the early payment, the Company recognized a $0.6 million loss on extinguishment of debt.
(9)On December 29, 2023, the Company completed the sale of Freeport Commons for $78.5 million and used the proceeds to pay off the loan secured by the property at closing. In connection with the early payment, the Company recognized a $0.8 million loss on extinguishment of debt.
(10) On April 6, 2023, the Company refinanced the mortgage on the Outlets at Bergen Town Center with a new 7-year, $290 million loan.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.5 billion as of December 31, 2023. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2023, we were in compliance with all debt covenants with the exception of those related to our mortgage on Kingswood Center which has been in default since May 2023.
As of December 31, 2023, the principal repayments for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2024	$160,402
2025	38,776
2026	127,275
2027	318,471
2028	391,414
Thereafter	707,397

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
During the year ended December 31, 2023, the Company obtained five letters of credit issued under the Agreement, aggregating $30.1 million. The letters of credit that were issued were provided to mortgage lenders to secure the Company’s obligations in relation to certain reserves and capital requirements per the respective loan agreements. On October 23, 2023, the Company used its line of credit to partially finance the acquisition of two properties located in the greater Boston area. As of December 31, 2023, there was $153 million drawn under the Agreement related to these acquisitions with an available remaining balance of $616.9 million under the facility. The letters of credit issued under the Agreement have reduced the amount available under the facility but remain undrawn and no separate liability has been recorded in association with them.
Financing costs associated with executing the Agreement of $5.1 million and $6.7 million as of December 31, 2023 and 2022, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Financing Activity
On November 20, 2023, the Company obtained a 6-year, $43.7 million non-recourse mortgage secured by its property Huntington Commons, located in Huntington, NY. The loan bears interest at a fixed rate of 6.29%. In connection with the financing, the Company obtained a letter of credit issued under our Revolving Credit Agreement for $3.8 million to serve as collateral to secure the Company’s obligation to the lender in relation to certain reserves and capital expenditures required per the loan agreement. As of December 31, 2023 the letter of credit remains undrawn and we have not recorded any liabilities associated with it.
On June 7, 2023, the Company obtained a 10-year, $16 million non-recourse mortgage secured by its property Newington Commons, located in Newington, CT. The loan bears interest at a fixed rate of 6.0%.

Refinancing Activity
In April 2020, we notified the servicer of the $129 million non-recourse mortgage loan on Shops at Caguas in Puerto Rico that cash flow would be insufficient to service the debt and that we were unwilling to fund the shortfalls. In December 2020, the non-recourse mortgage loan was modified to convert the mortgage from an amortizing 4.43% loan to interest only payments, starting at 3.00% in 2021 and increasing 50 basis points annually until returning to 4.43% in 2024 and thereafter. The terms of the modification enabled the Company, at its option, to repay the loan at a discounted value of $72.5 million, beginning in August 2023 through the extended maturity date of February 2026.
On August 30, 2023, the Company refinanced the mortgage secured by its property, Shops at Caguas, with a new 10-year, $82 million loan bearing interest at a fixed rate of 6.6%. The proceeds from the new loan were used to pay off the Company’s previous mortgage on the property. As a result of exercising the discounted payoff option, the Company recognized a gain on extinguishment of debt of $43 million for the year ended December 31, 2023. In connection with the refinancing, the Company incurred $1.0 million of financing costs which are amortized over the term of the loan and are included in the mortgages payable line item on the consolidated balance sheets as of December 31, 2023.
On June 23, 2023, the Company refinanced the mortgage secured by its property, the Shops at Bruckner, with a new 6-year, $38 million loan bearing interest at a fixed rate of 6.0%. The proceeds from the new loan were used to pay off the Company’s previous mortgage on the property which had an outstanding balance of approximately $8.7 million. In connection with the refinancing, the Company obtained a letter of credit issued under our Revolving Credit Agreement for $9.8 million to serve as collateral to secure the Company’s obligation to the lender in relation to certain reserves and capital expenditures required per the loan agreement. As of December 31, 2023 the letter of credit remains undrawn and we have not recorded any liabilities associated with it.
On April 6, 2023, the Company refinanced the mortgage loan secured by Bergen Town Center with a 7-year, $290 million loan at a fixed interest rate of 6.3%. The proceeds from the loan were used to pay down the Company’s previous mortgage on the property, which had an outstanding balance of $300 million, with the remainder paid using cash on hand. In connection with the refinancing, the Company obtained two letters of credit issued under our Revolving Credit Agreement aggregating $14.5 million to serve as collateral to secure the Company’s obligation to the lender in relation to certain leasing and capital expenditure reserves required per the loan agreement. As of December 31, 2023 the letters of credit remain undrawn and we have not recorded any liabilities associated with them.
Mortgage Repayments
On December 29, 2023, the Company completed the sale of Freeport Commons, located in Freeport, NY, for a price of $78.5 million and repaid the $43.1 million mortgage loan secured by the property at closing. As a result of the early payoff, the Company recognized a $0.8 million loss on extinguishment of debt for the year ended December 31, 2023.
On November 29, 2023, the Company paid off the $20.6 million mortgage secured by its property, Hudson Mall, which was due to mature on December 1, 2023 and had a fixed interest rate of 5.07%.
On October 20, 2023, the Company completed the sale of the East Hanover Warehouses portfolio for a sales price of $217.5 million and repaid the $40.1 million mortgage loan secured by the property at closing. As a result of the early payoff, the Company recognized a $0.6 million loss on extinguishment of debt for the year ended December 31, 2023.
On June 23, 2023, the Company paid off the outstanding principal balance of the mortgage loan secured by its property, the Plaza at Cherry Hill, using proceeds from the refinancing of the Shops at Bruckner mortgage. Prior to the payoff, the $29 million loan had an interest rate of 8.75% and a maturity date of June 15, 2025.
On January 2, 2024, the Company paid off three variable rate mortgage loans aggregating $75.7 million which were due to mature in the fourth quarter of 2024. The loans were secured by Hudson Commons, Greenbrook Commons, and Gun Hill Commons, and had interest rates of 7.34% on the payoff date.

Mortgage on Kingswood Center
In March 2023, an office tenant representing 50,000 sf (approximately 40% of the total gross leasable area) informed us that they intended to vacate in 2024, and a tenant representing 17,000 sf terminated their lease early effective April 17, 2023. As a result of these events, the Company notified the servicer that the projected cash flows generated by the property will be insufficient to cover debt service and that we were unwilling to fund the shortfalls. In May 2023, the loan was transferred to special servicing at the Company’s request, and per the terms of the loan agreement, we began to accrue default interest at a rate of 5% on the outstanding principal balance. As of December 31, 2023, the loan is in the foreclosure process and the Company has accrued default interest of $2.4 million which is included in the accounts payable, accrued expenses and other liabilities line item of the consolidated balance sheets.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 2.8 years. As of December 31, 2023, the remaining exposure under the guarantee is $6.1 million. There was no separate liability recorded related to this guarantee.

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
The Company satisfied its REIT distribution requirement by distributing $0.64, $0.64 and $0.60 per common share in 2023, 2022 and 2021, respectively. The distributions comprised a regular quarterly cash dividend of $0.16 per common share declared for each quarter of 2023 and 2022, respectively, as well as a regular quarterly cash dividend of $0.15 per common share declared for each quarter of 2021. The taxability of such dividends for the years ended December 31, 2023, 2022 and 2021 are as follows:

	Year Ended December 31,
	2023	2022	2021
Dividend paid per share	$0.64	$0.64	$0.60
Ordinary income	88%	100%	100%
Return of capital	—%	—%	—%
Capital gains	12%	—%	—%

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
During the year ended December 31, 2023, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of the Company’s Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of the Company’s Puerto Rico operating activities and such tax is included in income tax expense in the consolidated statements of income and comprehensive income.
On August 30, 2023, the Company completed a mortgage refinancing at its mall in Puerto Rico, the Shops at Caguas. As a result of the refinancing and the cancellation of indebtedness for tax purposes, the Company recognized a Puerto Rico income tax expense of $16.3 million, consisting of a current tax liability of $4.7 million and a deferred tax expense of $11.6 million. The deferred tax expense is attributable to a write-down of our Puerto Rico tax basis in the Shops at Caguas for a portion of the debt forgiven. Refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information on the Shops at Caguas refinancing.

A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Management’s determination of the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the underlying temporary differences become deductible. As of December 31, 2023, with the exception of certain state and local deferred tax assets, management determined that it is more likely than not that all deferred tax assets will be realized. The Company recorded a valuation allowance against certain state and local deferred tax assets because management determined it is not more likely than not that these state and local deferred tax assets will be realized. There has been no change to the valuation allowance recorded against these state and local deferred tax assets during 2023.
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
During the years ended December 31, 2023 and 2022, income before income taxes from the Company’s operating activities in the United States was $226.4 million and $41.2 million, respectively, and in Puerto Rico was $51.2 million and $9.1 million, respectively. For the year ended December 31, 2023, the Puerto Rico income tax expense was $18.5 million, as compared to a Puerto Rico income tax expense of $2.9 million for the year ended December 31, 2022 due to the gain previously noted on the mortgage refinancing at the Shops at Caguas. The Company recognized a $0.7 million state and local income tax benefit for the year ended December 31, 2023 related to an income tax refund from a prior period. Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax effect of temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities and for the tax effect of carried forward tax attributes such as net operating losses and tax credits.

Income tax expense (benefit) for the years ended December 31, 2023, 2022 and 2021 consists of the following:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Income tax expense (benefit):
Current:
U.S. federal income tax	$4	$11	$—
U.S. state and local income tax	(674)	10	(1,228)
Puerto Rico income tax	4,753	78	110
Total current	4,083	99	(1,118)
Deferred:
U.S. federal income tax	—	1	5
Puerto Rico income tax	13,717	2,803	2,252
Total deferred	13,717	2,804	2,257
Total income tax expense	$17,800	$2,903	$1,139

Provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to consolidated net income before income taxes as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Federal provision at statutory tax rate(1)	$58,312	$10,551	$22,880
REIT income before income taxes not subject to federal tax provision	(58,308)	(10,539)	(22,875)
State and local income tax provision, net of federal benefit	(674)	10	225
Puerto Rico income tax provision	18,470	2,881	2,362
Change in valuation allowance	—	—	(1,453)
Total income tax expense	$17,800	$2,903	$1,139
(1) Federal statutory tax rate of 21% for the years ended December 31, 2023, 2022 and 2021.

Below is a table summarizing the Company’s deferred tax assets and liabilities as of December 31, 2023 and 2022:

	Balance at
(Amounts in thousands)	December 31, 2023	December 31, 2022
Deferred tax assets:
Depreciation	$21,586	$37,404
Amortization of deferred financing costs	152	650
Rental revenue deemed uncollectible	410	525
Charitable contribution	7	7
Net operating loss	7	1,451
Total deferred tax assets	22,162	40,037

Deferred tax liabilities:
Mortgage liability	—	(3,021)
Straight line rent	(1,111)	(1,009)
Amortization of acquired leases	(152)	(178)
Accrued interest expense	—	(1,213)
Total deferred tax liabilities	(1,263)	(5,421)

Net deferred tax assets	$20,899	$34,616

8.     LEASES
Leases as lessor
We have approximately 1,000 operating leases at our retail shopping centers, malls and industrial properties which generate rental income from tenants and operating cash flows for the Company. Our tenant base comprises a diverse group of merchants including department stores, supermarkets, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. Tenant leases under 10,000 sf generally have lease terms of 5 years or less. Tenant leases 10,000 sf or more are considered anchor leases and generally have lease terms of 10 to 25 years, with one or more renewal options available upon expiration of the initial lease term. Contractual rent increases for the renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal.
The components of rental revenue for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Rental Revenue
Fixed lease revenue	$304,050	$290,784	$318,585
Variable lease revenue	102,062	105,592	103,882
Total rental revenue	$406,112	$396,376	$422,467

Property, plant and equipment under operating leases as lessor
As of December 31, 2023, 2022 and 2021, substantially all of the Company’s real estate assets are subject to operating leases.

Maturity analysis of lease payments as lessor
The Company’s operating leases, including those with revenue recognized on a cash basis, are disclosed in the aggregate due to their consistent nature as real estate leases. As of December 31, 2023, the undiscounted cash flows to be received from lease payments of our operating leases on an annual basis for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2024	$290,015
2025	276,241
2026	252,429
2027	231,902
2028	204,814
Thereafter	756,644
Total undiscounted cash flows	$2,012,045

Leases as lessee
As of December 31, 2023, the Company had twenty properties in its portfolio either completely or partially on land or in a building owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from one to 76 years and provide us the right to operate the property. We also lease or sublease real estate for our two corporate offices with remaining terms of less than one year.
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
The components of lease expense for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Lease expense
Operating lease cost(1)	$9,732	$9,707	$10,162
Variable lease cost	2,902	2,753	2,710
Total lease expense	$12,634	$12,460	$12,872
(1) During the years ended December 31, 2023, 2022, and 2021 the Company recognized sublease income of $18.7 million, $18.6 million and $19.1 million, respectively, included in rental revenue on the consolidated statements of income and comprehensive income in relation to certain ground and building lease arrangements. Operating lease cost includes amortization of below-market ground lease intangibles and straight-line lease expense.

Supplemental balance sheet information related to leases as of December 31, 2023 and December 31, 2022 was as follows:

	December 31, 2023		December 31, 2022
Supplemental noncash information	Operating leases	Finance lease	Operating leases	Finance lease
Weighted-average remaining lease term	13.8 years	32.2 years	14.3 years	33.2 years
Weighted-average discount rates	4.39%	4.01%	4.30%	4.01%

Supplemental cash information related to leases for the years ended December 31, 2023 and 2022 was as follows:

(Amounts in thousands)	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2023	2022
Operating cash flows from operating leases	$9,476	$9,284
Operating cash flows from finance lease	121	121
Financing cash flows from finance lease	12	12

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$810	$1,852

Maturity analysis of lease payments as lessee
The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented in the table below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability on the consolidated balance sheet by considering the present value discount.

(Amounts in thousands)	Operating	Finance
Year Ending December 31,	leases	lease
2024	$9,429	$109
2025	6,519	109
2026	6,261	124
2027	6,000	127
2028	5,798	127
Thereafter	38,473	6,045
Total undiscounted cash flows	72,480	6,641
Present value discount	(18,617)	(3,613)
Discounted cash flows	$53,863	$3,028

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

	As of December 31, 2023
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$2,515	$—	$2,515

	As of December 31, 2022
	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,976	$—	$1,976
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in OCI until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of December 31, 2023, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
On June 23, 2022, in conjunction with the refinancing of one of our variable rate loans, we entered into a one-year interest rate cap agreement (the “Cap Agreement”) with a third party to limit the maximum SOFR of our floating rate debt to 3%. The purchase price of the interest rate cap was approximately $0.3 million and is included in the prepaid expenses and other assets line item of the consolidated balance sheet as of December 31, 2022.
In May 2023, the Company entered into a new two-year interest rate cap agreement for a purchase price of $1.1 million, to replace the previous interest rate cap agreement which expired on July 1, 2023. The new cap went into effect July 3, 2023, and expires on July 1, 2025, and is included in the prepaid expenses and other assets line item of the consolidated balance sheets. On the date of the respective Cap Agreements, the Company elected to designate cash flow hedge accounting for each of these derivative instruments.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of December 31, 2023 and 2022:

(Amounts in thousands)	As of December 31, 2023
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$1,259	$52,278	SOFR + 2.26%	7.49%	5.26%	7/1/2025
Montclair interest rate swap	$1,256	$7,250	SOFR + 2.57%	7.76%	3.15%	8/15/2030

	As of December 31, 2022
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$509	$52,947	SOFR + 2.26%	6.27%	5.26%	7/1/2023
Montclair interest rate swap	$1,467	$7,250	LIBOR + 2.57%	6.89%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the years ended December 31, 2023 and 2022:

(Amounts in thousands)	Unrealized Gain Recognized in OCI on Derivatives
	Years ended December 31,
Hedged Instrument	2023	2022
Plaza at Woodbridge interest rate cap	$32	$370
Montclair interest rate swap	(211)	286
Total	$(179)	$656

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2023 and December 31, 2022.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our level 2 financial instruments as of December 31, 2023 and December 31, 2022.

	As of December 31, 2023		As of As of December 31, 2022
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,590,735	$1,489,601	$1,699,491	$1,542,869
Unsecured credit facility	153,000	145,882	—	—
(1) Carrying amounts exclude unamortized debt issuance costs of $12.6 million and $7.8 million as of December 31, 2023 and 2022, respectively.

Nonfinancial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
We assess the carrying value of our properties for impairment quarterly, and when events or changes in circumstances indicate that the carrying value may not be recoverable. Such events and changes include macroeconomic conditions, operating performance, and environmental and regulatory changes, which may result in property operational disruption and could indicate that the carrying amount may not be recoverable.
During the first quarter of 2023, the Company recognized an impairment charge of $34.1 million on our property, Kingswood Center. The property, an office and retail center comprising 129,000 sf, was acquired in February 2020 and is located in Brooklyn, NY. In March of 2023, an office tenant representing 50,000 sf informed us that they intended to vacate in 2024, and a tenant representing 17,000 sf terminated their lease early effective April 17, 2023. As a result of these events and the uncertainty of the office market, we determined that the undiscounted future cash flows and future terminal value were less than the carrying value of the property.
The impairment charge of $34.1 million was calculated as the difference between the asset’s individual carrying value and the estimated fair value of $49 million less estimated selling costs, which was based on the discounted future cash flows and future terminal value. The discounted cash flows and terminal value utilized a discount rate of 8% and capitalization rates of 6% for retail and 7% for office, which were corroborated by third-party valuations and market data. The impairment charge is recorded within the real estate impairment loss line item on our consolidated statements of income and comprehensive income.
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
Aggregate impairment charges of $34.1 million and $0.5 million are included as an expense within real estate impairment loss on our consolidated statements of income and comprehensive income for the years ended December 31, 2023 and 2021, respectively.

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
During the fourth quarter of 2023, the Company settled an ongoing litigation matter pursuant to which it received a $10 million settlement payment related to unpaid rental income during the period of March 2020 through March 2021. The terms of the settlement are subject to a confidentiality agreement.

Redevelopment and Anchor Repositioning
The Company has 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $168.1 million, of which $112.2 million remains to be funded as of December 31, 2023. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

Insurance
The Company maintains numerous insurance policies including for general liability, property, pollution, acts of terrorism, trustees’ and officers’, cyber, workers’ compensation and automobile-related liabilities. However, all such policies are subject to terms, conditions, exclusions, deductibles and sub-limits, among other limiting factors. For example, the Company’s terrorism insurance excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act.

Insurance premiums are typically charged directly to each of the properties but not all of the cost of such premiums are recovered. The Company is responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
We continue to monitor the state of the insurance market and the scope and costs of available coverage. Certain insurance premiums have increased significantly and may continue to do so in the future. We cannot anticipate what coverage will be available on commercially reasonable terms and expect premiums across most coverage lines to continue to increase in light of recent events including hurricanes and flooding in our core markets. The incurrence of uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and consolidated financial position.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.4 million and $1.6 million on our consolidated balance sheets as of December 31, 2023 and 2022, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Letters of Credit
As of December 31, 2023, the Company had five letters of credit issued under our Revolving Credit Agreement aggregating $30.1 million. These letters were provided to mortgage lenders to secure the Company’s obligations for certain capital requirements per the respective mortgage agreements. If a lender were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the lender or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the Revolving Credit Agreement. As of December 31, 2023, the letters remain undrawn and there is no separate liability recorded in connection with their issuance.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2023	December 31, 2022
Other assets	$22,729	$18,386
Deferred tax asset, net	20,899	34,616
Deferred financing costs, net of accumulated amortization of $8,920 and $7,269, respectively	5,098	6,749
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	10,411	12,080
Insurance	1,792	1,391
Rent, licenses/fees	902	1,261
Total Prepaid expenses and other assets	$64,555	$77,207

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the composition of accounts payable, accrued expenses and other liabilities in the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2023	December 31, 2022
Accrued capital expenditures and leasing costs	$23,044	$35,732
Deferred tenant revenue	34,840	28,468
Accrued interest payable	11,190	10,789
Accrued payroll expenses	9,371	9,527
Security deposits	7,279	8,048
Other liabilities and accrued expenses	14,245	6,939
Finance lease liability	3,028	3,016
Total accounts payable, accrued expenses and other liabilities	$102,997	$102,519

13.     INTEREST AND DEBT EXPENSE
The following table sets forth the details of interest and debt expense:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Interest expense	$70,820	$55,557	$54,946
Amortization of deferred financing costs	4,125	3,422	2,992
Total Interest and debt expense	$74,945	$58,979	$57,938

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
As of December 31, 2023, the Company has not issued any common shares under the ATM Program. Future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.
On January 2, 2024, the Company issued 73,550 common shares at a weighted average price of $18.30 per share under its ATM Program, generating net cash proceeds of $1.3 million.

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
During the years ended December 31, 2023 and 2022, no shares were repurchased by the Company. All share repurchases by the Company were completed between March and April of 2020, and aggregated 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. As of December 31, 2023 there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of December 31, 2023, Urban Edge owned approximately 95.4% of the outstanding common OP units with the remaining limited OP units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the years ended December 31, 2023 and 2022, the Company declared distributions on our common shares and OP units of $0.64 per share/unit. This comprised regular quarterly dividends of $0.16 per common share and OP unit declared for each quarter in 2023 and 2022.
During the year ended December 31, 2021 the Company declared distributions on our common shares and OP units of $0.60 per share/unit. This comprised regular quarterly dividends of $0.15 per common share and OP unit declared for each quarter in 2021.
We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the years ended December 31, 2023, 2022 and 2021, 5,421, 5,512 and 4,442 shares were issued under the DRIP, respectively.

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
The total of the OP units and LTIP units represent a 4.3% weighted-average interest in the Operating Partnership for the year ended December 31, 2023. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. During the years ended December 31, 2023, 2022 and 2021, 70,000, 250,000 and 100,000 units, respectively, were redeemed for an equivalent amount of common shares of the Company.

Noncontrolling Interests in Consolidated Subsidiaries
The Company’s noncontrolling interests relate to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo) and 17.5% held by others in our property in Massapequa, NY. The net income attributable to noncontrolling interests is presented separately in our consolidated statements of income and comprehensive income.

15.     SHARE-BASED COMPENSATION
Omnibus Share Plan
On January 7, 2015, our board and initial shareholders approved the Urban Edge Properties Omnibus Share Plan (the “Omnibus Share Plan”), under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. Pursuant to the Omnibus Share Plan, stock options, LTIP units, operating partnership units and restricted shares were granted.

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
Under the Absolute TSR component, 40% of the LTIP units will be earned if the Company’s TSR over the Performance Period is equal to 18%, 100% will be earned if the Company’s TSR over the Performance Period is equal to 27%, and 165% will be earned if the Company’s TSR over the Performance Period is equal to or greater than 36%. The Relative TSR component is based on the Company’s performance compared to a peer group comprised of 13 companies. Under the Relative TSR Component, 40% of the LTIP units will be earned if the Company’s TSR over the Performance Period is equal to the 35th percentile of the peer group, 100% will be earned if the Company’s TSR over the Performance Period is equal to the 55th percentile, and 165% will be earned if the Company’s TSR over the Performance Period is equal to or above the 75th percentile, with earning determined using linear interpolation if in between such relative and absolute TSR thresholds. During the years ended December 31, 2023, 2022, and 2021, respectively, we recognized $0.7 million, $0.9 million and $1.0 million of compensation expense related to the performance-based awards under the 2021 LTI Plan.

Time-based awards
The time-based awards granted under the 2021 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratably over four years. As of December 31, 2023, the Company granted time-based awards under the 2021 LTI Plan that represent 273,615 LTIP units with a grant date fair value of $3.9 million. During the years ended December 31, 2023, 2022, and 2021, respectively, we recognized $0.8 million, $1.3 million and $1.0 million of compensation expense related to the time-based awards under the 2021 LTI Plan.

2022 Long-Term Incentive Plan
On February 11, 2022, the Company established the 2022 Long-Term Incentive Plan (“2022 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time, and with respect to the other half of the program, are earned and vest if certain relative and absolute TSR and/or FFO growth targets are achieved by the Company over a three-year performance period. The total grant date fair value under the 2022 LTI Plan was $8.6 million, comprising both performance-based and time-based awards as described further below:

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
Under the absolute TSR component, 50% of the LTIP units will be earned if the Company’s TSR over the TSR Performance Period is equal to 18%, 100% will be earned if the Company’s TSR over the TSR Performance Period is equal to 27%, and 200% will be earned if the Company’s TSR over the TSR Performance Period is equal to or greater than 36%. The relative TSR component is based on the Company’s performance compared to a peer group comprised of 13 companies. Under the relative TSR Component, 50% of the LTIP units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 35th percentile of the peer group, 100% will be earned if the Company’s TSR over the TSR Performance Period is equal to the 55th percentile, and 200% will be earned if the Company’s TSR over the TSR Performance Period is equal to or above the 75th percentile. Under the FFO growth component, 50% of the LTIP units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 3%, 100% will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 5%, and 200% will be earned if the Company’s FFO growth over the FFO Performance Period is equal to or greater than 7%. If the Company’s performance-based awards are between such thresholds, earnings will be determined using linear interpolation. During the year ended December 31, 2023 and 2022, we recognized $0.8 million and $0.7 million of compensation expense related to the performance-based awards under the 2022 LTI Plan.

Time-based awards
The time-based awards granted under the 2022 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of December 31, 2023, the Company granted time-based awards under the 2022 LTI Plan that represent 266,766 LTIP units with a grant date fair value of $4.3 million. During the years ended December 31, 2023 and 2022, we recognized $0.9 million and $1.5 million, respectively, of compensation expense related to the time-based awards under the 2022 LTI Plan.

2023 Long-Term Incentive Plan
On February 10, 2023, the Company established the 2023 Long-Term Incentive Plan (“2023 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time. With respect to the other half of the program, the awards are earned and vest if certain relative and absolute TSR and/or FFO and same-property net operating income (“SP NOI”) growth targets are achieved by the Company over a three-year performance period. The total grant date fair value under the 2023 LTI Plan was $7.4 million, comprising both performance-based and time-based awards as described further below:

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
Under the absolute TSR component, 50% of the LTIP units will be earned if the Company’s TSR over the TSR Performance Period is equal to 12%, 100% will be earned if the Company’s TSR over the TSR Performance Period is equal to 21%, and 200% will be earned if the Company’s TSR over the TSR Performance Period is equal to or greater than 30%. The relative TSR component is based on the Company’s performance compared to a peer group comprised of 11 companies. Under the relative TSR Component, 50% of the LTIP units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 35th percentile of the peer group, 100% will be earned if the Company’s TSR over the TSR Performance Period is equal to the 55th percentile, and 200% will be earned if the Company’s TSR over the TSR Performance Period is equal to or above the 75th percentile. Under the FFO growth component, 50% of the LTIP units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 1%, 100% will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 3.5%, and 200% will be earned if the Company’s FFO growth over the FFO Performance Period is equal to or greater than 6%. Under the SP NOI Performance component, 50% of the LTIP units will be earned if the Company’s SP NOI Performance component is equal to the 35th percentile of the peer group, 100% will be earned if the Company’s SP NOI growth over the SP NOI Performance Period is equal to the 55th percentile, and 200% will be earned if the Company’s SP NOI growth over the SP NOI Performance Period is equal to or above the 75th percentile. If the Company’s performance-based awards are between such thresholds, earnings will be determined using linear interpolation. During the year ended December 31, 2023, we recognized $0.9 million of compensation expense related to the performance-based awards under the 2023 LTI Plan.

Time-based awards
The time-based awards granted under the 2023 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of December 31, 2023, the Company granted time-based awards under the 2023 LTI Plan that represent 257,561 LTIP units with a grant date fair value of $3.7 million. During the year ended December 31, 2023, we recognized $1.1 million of compensation expense related to the time-based awards under the 2023 LTI Plan.

2024 Long-Term Incentive Plan
On February 9, 2024, the Company established the 2024 Long-Term Incentive Plan (“2024 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time, and with respect to the other half of the program, are earned and vest if certain relative and absolute TSR and/or FFO and SP NOI growth targets are achieved by the Company over a three year performance period (one-half of the program). As part of the 2024 LTI Plan, participants other than our named executive officers may receive restricted stock awards subject to a three-year vesting period. The total grant date fair value under the 2024 LTI Plan was $8.5 million, comprising both performance-based and time-based awards.

Other Long Term Incentive Plans
The Company has several long-term incentive plans that were previously established under the Omnibus Share Plan but remain active for the years presented in this Annual Report on Form 10-K, including the 2017 Outperformance Plan (“2017 OPP”), 2018 Long-Term Incentive Plan (“2018 LTI Plan”), 2019 Long-Term Incentive Plan (“2019 LTI Plan”), and 2020 Long-Term Incentive Plan (“2020 LTI Plan”). The plans are multi-year, equity compensation programs under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time and performance goals tied to our relative and absolute TSR during the performance period following their grant date. The aggregate fair values of these plans on the date of their grants was $30.7 million.
In the years ending December 31, 2023, 2022, and 2021 we recognized $0.8 million, $2.6 million and $4.1 million, respectively, of compensation expense related to the 2017 OPP, 2018 LTI Plan, 2019 LTI Plan, and 2020 LTI Plan. As of December 31, 2023, there was less than $0.1 million of unrecognized compensation cost related to the 2019 LTI Plan.

2023 Equity Matching Award
The Compensation Committee approved a one-time equity matching award (“Matching Award”) pursuant to which officers of the Company may elect to forgo all or a portion (in 25% increments) of their 2023 cash bonuses, and instead, receive LTIP units with a grant date fair value equal to the cash forgone, that are matched on a one-for-one basis by the Company and all of which vest ratably over four years. The program is designed to enhance retention and increase employee ownership in the

Company to further align with shareholder interests. On February 9, 2024, the Compensation Committee approved the grant of $12.6 million under the Matching Award, which reflects both the cash bonus forgone and the portion matched by the Company.

Units, Deferred Share Units, and Restricted Share Units Granted to Trustees
All trustees are granted annual awards in the form of LTIP units, Deferred Share Units (“DSU”), or Restricted Share Units (“RSU”). The following table presents trustee awards granted over the last three years:

Award Date	Award Type	# of Units Granted	Weighted Average Grant Date Fair Value
May 3, 2023	LTIP	56,556	$12.73
May 3, 2023	DSU	10,050	11.94
May 3, 2023	RSU	8,293	14.47
March 15, 2023	RSU	8,352	13.94
October 3, 2022	LTIP	15,566	10.97
September 1, 2022	LTIP	14,194	12.74
June 10, 2022	DSU	8,645	13.88
June 10, 2022	LTIP	51,498	13.99
November 22, 2021	LTIP	10,208	14.17
July 1, 2021	LTIP	12,254	15.02
May 5, 2021	DSU	6,476	15.44
May 5, 2021	LTIP	39,756	15.09

Shares Under Option
All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. As of December 31, 2023 and 2022, the Company had 2,930,762 and 3,930,762, respectively, of shares under options with a weighted average exercise price per share of $23.69 and $23.19, respectively. No options were granted or exercised during the year ended December 31, 2023. 1,000,000 options were forfeited during the year ended December 31, 2023 with a weighted average exercise price per share of $21.72. As of December 31, 2023, the remaining average contractual term of shares under options was 1.69 years. There are 2,930,762 shares under options exercisable with a weighted average price per share of $23.69 with no intrinsic value as of December 31, 2023.

Restricted Shares
The following table presents information regarding restricted share activity during the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2023	53,378	$17.54
Granted	80,520	15.24
Vested	(31,118)	16.62
Forfeited	(10,178)	16.60
Unvested at December 31, 2023	92,602	$15.95
During the year ended December 31, 2023, we granted 80,520 restricted shares that are subject to forfeiture and vest over periods ranging from one to four years. The total grant date value of the 31,118 restricted shares vested during the year ended December 31, 2023 was $0.5 million.

Restricted Units
During the years ended December 31, 2023, 2022 and 2021, respectively, there were 314,117, 431,330, and 335,833 LTIP units issued. During the years ended December 31, 2023, 2022 and 2021, 277,133, 498,298, and 271,635, units vested, respectively. During the years ended December 31, 2023, 2022 and 2021, 825, 75,962, and 2,886 units were forfeited, respectively. During the year ended December 31, 2023, there were 20,000 restricted units converted to common shares. There were no restricted units converted to common shares during the years ended December 31, 2022 and 2021. As of December 31, 2023 the remaining 523,160 units vest over a weighted average period of approximately two years.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Share-based compensation expense components:
LTIP expense(1)	$4,052	$5,862	$4,909
Performance-based LTI expense(2)	2,883	3,170	3,865
Stock option expense	20	977	1,435
Restricted share expense	732	367	461
DSU expense	124	110	149
Total Share-based compensation expense	$7,811	$10,486	$10,819
(1) LTIP expense includes the time-based portion of the 2023, 2022, 2021, 2020, and 2019 LTI Plans.
(2) Performance-based LTI expense includes the 2017 OPP plan and the performance-based portion of the 2023, 2022, 2021, 2020, 2019 and 2018 LTI Plans.

As of December 31, 2023, we had a total of $10.4 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including LTIP units, deferred share units, and restricted share awards which were granted under our Omnibus Share Plan. This expense is expected to be recognized over a weighted average period of two years.

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
Diluted EPS was computed using the treasury stock method for LTIP and OP units. This calculation reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the years ended December 31, 2023, 2022, and 2021, there were options outstanding for 2,930,762, 3,930,762, and 3,930,762 shares, respectively, that potentially could be exercised for common shares. During the years ended December 31, 2023, 2022 and 2021, no options were included in the diluted EPS calculation as their exercise prices were higher than the average market prices of our common shares. In addition, as of December 31, 2023 there were 92,602 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the years ended December 31, 2023, 2022 and 2021 included 90,804, 59,459, and 54,988 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.
The effect of the redemption of OP and vested LTIP units is not reflected in the computation of basic earnings per share, as they are redeemable for common shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. The assumed redemption of OP and vested LTIP units is included in the determination of diluted earnings per share when they have a dilutive effect on the calculation.

The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2023	2022	2021
Numerator:
Net income attributable to common shareholders	$248,497	$46,170	$102,686
Less: Earnings allocated to unvested participating securities	(200)	(23)	(47)
Net income available for common shareholders - basic	$248,297	$46,147	$102,639
Impact of assumed conversions:
OP and LTIP units	134	1,635	3,675
Net income available for common shareholders - dilutive	$248,431	$47,782	$106,314

Denominator:
Weighted average common shares outstanding - basic	117,506	117,366	117,029
Effect of dilutive securities:
Restricted share awards	91	59	55
Assumed conversion of OP and LTIP units	—	4,215	4,363
Weighted average common shares outstanding - diluted	117,597	121,640	121,447

Earnings per share available to common shareholders:
Earnings per common share - Basic	$2.11	$0.39	$0.88
Earnings per common share - Diluted	$2.11	$0.39	$0.88

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2023	2022	2021
Numerator:
Net income attributable to unitholders	$260,396	$48,065	$106,982
Less: net income attributable to participating securities	(200)	(23)	(47)
Net income available for unitholders	$260,196	$48,042	$106,935

Denominator:
Weighted average units outstanding - basic	121,901	121,374	120,966
Effect of dilutive securities issued by Urban Edge	91	59	55
Unvested LTIP units	—	207	1,086
Weighted average units outstanding - diluted	121,992	121,640	122,107

Earnings per unit available to unitholders:
Earnings per unit - Basic	$2.13	$0.40	$0.88
Earnings per unit - Diluted	$2.13	$0.39	$0.88

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

Management’s Annual Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company, defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Trustees, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management’s Annual Report on Internal Control over Financial Reporting
The Operating Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Operating Partnership, defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as a process designed by, or under the supervision of, the Operating Partnership’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Board of Trustees, management and other personnel of the Operating Partnership’s general partner, to provide reasonable assurance regarding the reliability of financial reporting, which requires the use of certain estimates and judgments, and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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
The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2023, the Operating Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 14, 2024, expressed an unqualified opinion on those consolidated financial statements.

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
February 14, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Edge Properties LP and subsidiaries (the “Operating Partnership”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Operating Partnership and our report dated February 14, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 14, 2024

ITEM 9B.     OTHER INFORMATION
During the three months ended December 31, 2023, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Amendment and Restatement of Bylaws
On February 12, 2023, the Board of Trustees amended and restated the Company’s Amended and Restated Bylaws (as so amended and restated, the “Bylaws”), effective immediately, to, among other changes: (i) address the universal proxy rules adopted by the SEC, by clarifying that no person may solicit proxies in support of a trustee nominee other than the Board’s nominees unless such person has complied with Rule 14a-19 under the Exchange Act, including applicable notice and solicitation requirements; (ii) enhance procedural and disclosure requirements in connection with shareholder nominations of trustees and submissions of proposals regarding other business at shareholder meetings, including requiring additional background information and disclosures regarding proposing shareholders, proposed nominees and business proposals, and other persons related to a shareholder’s solicitation of proxies; and (iii) require that a shareholder directly or indirectly soliciting proxies from other shareholders use a proxy card color other than white. The Bylaws also include certain additional modernizing and clarifying changes, including updates to provisions relating to virtual meetings.
In order for a shareholder to nominate a candidate for election as a trustee or a shareholder to propose other business to be presented at our 2024 annual meeting of shareholders, including pursuant to Rule 14a-19, notice of such nomination or proposal must have been delivered to us not earlier than October 23, 2023 and not later than 5:00 p.m., Eastern Time, on November 22, 2023.
The foregoing summary of the Bylaws does not purport to be complete and is qualified in its entirety by reference to the full text of the Bylaws, a copy of which is attached hereto as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2023, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	2,979,723	(1)	N/A	3,780,034	(3)
Equity compensation plans not approved by security holders	170,628	(4)	N/A	N/A
Total	3,150,351		N/A	3,780,034
(1) Includes an aggregate of 2,979,723 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”). The LTIP Units outstanding as of December 31, 2022 include 1,017,792 LTIP Units issued pursuant to our 2021 LTI Plan, 2022 LTI Plan, and 2023 LTI Plan which remain subject to performance-based vesting criteria. Excludes 2,939,263 common shares issuable upon exercise of outstanding vested options, which have no intrinsic value as of December 31, 2023.
(2) The LTIP Units do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.
(3) Includes (i) 1,584,191 common shares remaining available for issuance under the Urban Edge Properties 2015 Omnibus Incentive Plan (the “Plan”) and (ii) 2,195,843 common shares remaining available under the Urban Edge Properties 2015 Employee Share Purchase Plan (“ESPP”). The number of common shares remaining available for issuance under the Plan is based on awards being granted as “Full Value Awards,” as defined in the Plan, including awards such as restricted stock, LTIP units or performance units that do not require the payment of an exercise price. If we were to grant awards other than “Full Value Awards,” as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance under the Plan would be 3,168,381. Pursuant to the terms of the ESPP, on each January 1 prior to the tenth anniversary of the ESPP’s effective date, an additional number of common shares will be added to the maximum number of shares authorized for issuance under the ESPP equal to the lesser of (a) 0.1% of the total number of common shares outstanding on December 31 of the preceding calendar year and (b) 150,000 common shares; provided that the Compensation Committee of our Board of Trustees may act prior to January 1 of any calendar year to provide that there will be no increase in the share reserve for that calendar year, or that the increase in the share reserve for that calendar year shall be less than the increase that would otherwise occur.
(4) Relates to the Urban Edge Properties 2018 Inducement Equity Plan, which is an omnibus equity plan pursuant to which we may grant a variety of equity awards pursuant to the employment inducement award exemption provided by Section 303A.08 of the New York Stock Exchange Listed Company Manual, including options, share appreciation rights, performance shares, restricted shares and other share-based awards including LTIP Units. A total of 170,628 common shares are authorized to be issued under the 2018 Inducement Equity Plan. The 2018 Inducement Equity Plan has a ten-year term expiring on September 20, 2028 and generally may be amended at any time by our Board of Trustees. Included in the common shares authorized to be issued under the 2018 Inducement Equity Plan are 170,628 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”).
Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2024 Annual Meeting of Shareholders and is incorporated herein by reference.

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

3.1	Declaration of Trust of Urban Edge Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 21, 2015)
3.2*	Amended and Restated Bylaws of Urban Edge Properties
4.1	Description of Urban Edge Properties’ Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Form 10-K filed on February 14, 2023)
10.1	Limited Partnership Agreement of Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 21, 2015)
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

10.5†	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.6†	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.7†	Urban Edge Properties 2018 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed September 26, 2018)
10.8†	Employment Agreement between Urban Edge Properties and Jeffrey S. Olson (incorporated by reference to Exhibit 10.1 to Form 8-K filed August 9, 2019)
10.9†	Retention Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 24, 2019)
10.10†	Employment Agreement between Urban Edge Properties and Jeffrey Mooallem (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2022)
10.11†	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)
10.12†	Urban Edge Properties Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.17 to Form 10-K filed on February 16, 2022)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties
23.2*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties LP
24.1*	Power of Attorney (included on signature page)
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

97.1*†	Compensation Recovery Policy (Adopted October 19, 2023)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.LAB*	Inline XBRL Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
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

Date: February 14, 2024

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: February 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Urban Edge Properties in its own capacity and in its capacity as the sole general partner of Urban Edge Properties LP, and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 14, 2024
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark J. Langer	Chief Financial Officer	February 14, 2024
	Mark J. Langer	(Principal Financial Officer)

By:	/s/ Andrea R. Drazin	Chief Accounting Officer	February 14, 2024
	Andrea R. Drazin	(Principal Accounting Officer)

By:	/s/ Mary L. Baglivo	Trustee	February 14, 2024
Mary L. Baglivo

By:	/s/ Steven H. Grapstein	Trustee	February 14, 2024
Steven H. Grapstein

By:	/s/ Steven J. Guttman	Trustee	February 14, 2024
Steven J. Guttman

By:	/s/ Norman K. Jenkins	Trustee	February 14, 2024
Norman K. Jenkins

By:	/s/ Kevin P. O’Shea	Trustee	February 14, 2024
Kevin P. O’Shea

By:	/s/ Catherine D. Rice	Trustee	February 14, 2024
Catherine D. Rice

By:	/s/ Katherine M. Sandstrom	Trustee	February 14, 2024
Katherine M. Sandstrom

By:	/s/ Douglas W. Sesler	Trustee	February 14, 2024
Douglas W. Sesler

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Baltimore (Towson), MD	$—	$581	$3,227	$20,379	$581	$23,606	$24,187	$(9,792)	1968	1968
Bensalem, PA	—	2,727	6,698	1,610	2,727	8,308	11,035	(4,992)	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	6,824	43,179	6,305	50,003	56,308	(14,710)	1957/ 2009	2003/ 2019
Bergen Town Center - West, Paramus, NJ	290,000	22,930	89,358	429,552	33,579	508,261	541,840	(160,872)	1957/ 2009	2003/ 2020
Brick, NJ	47,683	1,391	11,179	16,441	1,382	27,629	29,011	(19,822)	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	23,493	38,792	310,304	349,096	(49,721)	N/A	2007
Bronx (Shops at Bruckner), NY	37,817	—	32,979	17,970	—	50,949	50,949	(5,262)	N/A	2017
Bronx (1750-1780 Gun Hill Road), NY	23,696	6,427	11,885	23,993	6,428	35,877	42,305	(15,421)	2009	2005
Brooklyn (Kingswood Center), NY	69,054	15,690	76,766	(43,522)	9,238	39,696	48,934	(835)	N/A	2020
Brooklyn (Kingswood Crossing), NY	—	8,150	64,159	1,134	6,931	66,512	73,443	(7,012)	N/A	2020
Broomall, PA	—	850	2,171	11,727	850	13,898	14,748	(2,818)	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	13,298	4,202	18,895	23,097	(8,742)	1968	1968
Cambridge (leased through 2033)(3), MA	—	—	—	504	—	504	504	(90)	N/A	2007
Carlstadt (leased through 2050)(3), NJ	—	—	16,458	215	—	16,673	16,673	(6,760)	N/A	2007
Charleston (leased through 2063)(3), SC	—	—	3,634	308	—	3,942	3,942	(1,654)	N/A	2006
Cherry Hill (Plaza at Cherry Hill), NJ	—	14,602	33,666	3,195	14,602	36,861	51,463	(7,301)	N/A	2017
Dewitt (leased through 2041)(3), NY	—	—	7,116	—	—	7,116	7,116	(3,241)	N/A	2006
Rockaway, NJ	26,763	559	6,363	5,111	559	11,474	12,033	(7,888)	1964	1964
East Brunswick, NJ	63,000	2,417	17,169	7,567	2,417	24,736	27,153	(20,552)	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	61,324	2,232	18,241	17,541	2,671	35,343	38,014	(23,989)	1962	1962/ 1998
East Rutherford, NJ	23,000	—	36,727	1,798	—	38,525	38,525	(12,067)	2007	2007
Everett (Gateway Center), MA	—	57,546	36,473	—	57,546	36,473	94,019	(591)	2000	2023
Framingham (Shopper's World), MA	—	42,861	198,317	—	42,861	198,317	241,178	(1,504)	1951	2023
Freeport (Meadowbrook Commons) (leased through 2040)(3), NY	—	—	—	927	—	927	927	(224)	N/A	2005
Garfield, NJ	39,607	45	8,068	46,790	44	54,859	54,903	(25,607)	2009	1998
Glenarden, MD (Woodmore Towne Centre)	117,200	28,397	144,834	1,894	28,397	146,728	175,125	(10,613)	N/A	2021
Glenolden, PA	—	850	1,820	873	850	2,693	3,543	(2,432)	1975	1975

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Hackensack, NJ	66,400	692	10,219	7,722	692	17,941	18,633	(13,603)	1963	1963
Hazlet, NJ	—	7,400	9,413	(8,005)	5,211	3,597	8,808	(170)	N/A	2007
Huntington, NY	43,704	21,200	33,667	38,840	19,711	73,996	93,707	(8,237)	N/A	2007
Hyde Park (Shops at Riverwood), MA	21,326	10,867	19,441	134	10,867	19,575	30,442	(947)	N/A	2022
Inwood, NY	—	12,419	19,097	1,360	4,777	28,099	32,876	(5,008)	N/A	2004
Jersey City (Hudson Commons), NJ	26,930	652	7,495	1,185	652	8,680	9,332	(4,661)	1965	1965
Jersey City (Hudson Mall), NJ	—	15,824	37,593	3,695	14,289	42,823	57,112	(9,663)	N/A	2017
Kearny, NJ	—	309	3,376	19,210	296	22,599	22,895	(8,967)	1938	1959
Lancaster, PA	—	3,140	63	2,138	3,140	2,201	5,341	(1,341)	1966	1966
Shops at Caguas, Puerto Rico	82,000	15,280	64,370	24,499	15,280	88,869	104,149	(38,757)	1996	2002
Lodi (Washington Street), NJ	—	7,606	13,125	(8,786)	3,823	8,122	11,945	(3,709)	N/A	2004
Manalapan, NJ	—	725	7,189	6,090	826	13,178	14,004	(10,051)	1971	1971
Manchester, MO	12,500	4,409	13,756	(6,738)	2,858	8,569	11,427	(1,291)	N/A	2017
Marlton, NJ	36,725	1,611	3,464	15,389	1,385	19,079	20,464	(14,045)	1973	1973
Massapequa, (portion leased through 2069)(3)(4), NY	—	45,153	6,226	40,765	34,253	57,891	92,144	(317)	N/A	2020
Middletown, NJ	30,229	283	5,248	2,992	283	8,240	8,523	(7,275)	1963	1963
Millburn, NJ	22,015	15,783	25,837	(459)	15,783	25,378	41,161	(6,101)	N/A	2017
Montclair, NJ	7,250	66	419	472	66	891	957	(805)	1972	1972
Montehiedra, Puerto Rico	75,590	9,182	66,751	34,624	8,122	102,435	110,557	(47,734)	1996/ 2015	1997
Morris Plains, NJ	—	1,104	6,411	23,045	1,104	29,456	30,560	(11,273)	1961	1985
Mount Kisco, NY	11,098	22,700	26,700	4,975	23,297	31,078	54,375	(11,744)	N/A	2007
New Hyde Park (leased through 2029)(3), NY	—	—	4	—	—	4	4	(4)	1970	1976
Newington, CT	15,920	2,421	1,200	2,600	2,421	3,800	6,221	(1,638)	1965	1965
Norfolk (leased through 2069)(3), VA	—	—	3,927	15	—	3,942	3,942	(3,939)	N/A	2005
North Bergen (Kennedy Boulevard), NJ	—	2,308	636	276	2,308	912	3,220	(783)	1993	1959
North Bergen (Tonnelle Avenue), NJ	97,115	24,978	10,462	58,024	33,988	59,476	93,464	(24,190)	2009	2006
North Plainfield, NJ	24,196	6,577	13,983	1,241	6,577	15,224	21,801	(6,435)	1955	1989
Paramus (leased through 2033)(3), NJ	—	—	—	12,569	—	12,569	12,569	(7,378)	1957/ 2009	2003
Queens, NY	—	14,537	12,304	4,563	14,537	16,867	31,404	(4,026)	N/A	2015
Rochester (Henrietta) (leased through 2056)(3), NY	—	—	2,647	1,165	—	3,812	3,812	(3,634)	1971	1971
Rockville, MD	—	3,470	20,599	1,939	3,470	22,538	26,008	(10,676)	N/A	2005
Revere (Wonderland), MA	—	6,323	17,130	585	6,323	17,715	24,038	(3,813)	N/A	2019
Salem (leased through 2102)(3), NH	—	6,083	—	(1,821)	2,994	1,268	4,262	(229)	N/A	2006
South Plainfield (leased through 2039)(3), NJ	—	—	10,044	1,950	—	11,994	11,994	(5,105)	N/A	2007

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Springfield (leased through 2025)(3), PA	—	—	—	80	—	80	80	(80)	N/A	2005
Staten Island, NY	—	11,446	21,262	5,544	11,446	26,806	38,252	(13,761)	N/A	2004
Totowa, NJ	50,800	120	11,994	(600)	45	11,469	11,514	(10,154)	1957/ 1999	1957
Union (2445 Springfield Avenue), NJ	45,202	19,700	45,090	—	19,700	45,090	64,790	(18,693)	N/A	2007
Union (Route 22 and Morris Avenue), NJ	—	3,025	7,470	7,377	3,025	14,847	17,872	(7,564)	1962	1962
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	(1,003)	2,699	18,927	21,626	(4,897)	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	3,291	2,589	6,611	9,200	(144)	N/A	2007
Watchung, NJ	25,065	4,178	5,463	3,212	4,441	8,412	12,853	(6,736)	1994	1959
Wheaton (leased through 2060)(3), MD	—	—	5,367	—	—	5,367	5,367	(2,315)	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	(11,797)	3,133	17,769	20,902	(1,103)	N/A	2007
Woodbridge (Woodbridge Commons), NJ	22,100	1,509	2,675	6,293	1,539	8,938	10,477	(4,699)	1959	1959
Woodbridge (Plaza at Woodbridge), NJ	52,278	21,547	75,017	6,614	21,547	81,631	103,178	(15,924)	N/A	2017
Wyomissing (leased through 2065)(3), PA	—	—	2,646	1,144	—	3,790	3,790	(2,866)	N/A	2005
Yonkers, NY	23,148	63,341	110,635	15,986	65,208	124,754	189,962	(23,284)	N/A	2017

INDUSTRIAL:
Lodi (Route 17 North), NJ	—	238	9,446	4,487	238	13,933	14,171	(1,336)	1999	1975

TOTAL UE PROPERTIES	$1,590,735	$689,270	$1,914,128	$972,858	$635,905	$2,940,351	$3,576,256	$(815,617)

Leasehold Improvements, Equipment and Other	—	—	—	9,923	—	9,923	9,923	(3,626)

TOTAL	$1,590,735	$689,270	$1,914,128	$982,781	$635,905	$2,950,274	$3,586,179	$(819,243)
(1)Depreciation of the buildings and improvements are calculated over lives ranging from one to forty years.
(2)Adjusted tax basis for federal income tax purposes was $1.9 billion as of December 31, 2023.
(3)The Company is a lessee under a ground or building lease. The building will revert to the lessor upon lease expiration.
(4)The increase in initial cost to the Company is due to the acquisitions of 40 Carmans Road.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2023	2022	2021
Real Estate
Balance at beginning of period	$3,326,884	$3,205,450	$2,946,817
Additions during the period:
Land	103,466	11,984	33,473
Buildings & improvements	255,463	54,082	200,289
Construction in progress	83,703	101,696	97,401
	3,769,516	3,373,212	3,277,980
Less: Impairments, assets sold, written-off or reclassified as held for sale	(183,337)	(46,328)	(72,530)
Balance at end of period	$3,586,179	$3,326,884	$3,205,450
Accumulated Depreciation
Balance at beginning of period	$791,485	$753,947	$730,366
Additions charged to operating expenses	91,407	83,866	80,288
	882,892	837,813	810,654
Less: Accumulated depreciation on assets sold, written-off or reclassified as held for sale	(63,649)	(46,328)	(56,707)
Balance at end of period	$819,243	$791,485	$753,947