Form 10-Q
period 2024-03-31
Urban Edge Properties; Urban Edge Properties LP
filed 2024-05-07
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
As of April 26, 2024, Urban Edge Properties had 118,815,093 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2024

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2024 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of March 31, 2024, UE owned an approximate 94.8% interest in UELP. The remaining approximate 5.2% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land	$645,435	$635,905
Buildings and improvements	2,692,470	2,678,076
Construction in progress	254,525	262,275
Furniture, fixtures and equipment	10,200	9,923
Total	3,602,630	3,586,179
Accumulated depreciation and amortization	(837,790)	(819,243)
Real estate, net	2,764,840	2,766,936
Operating lease right-of-use assets	50,711	56,988
Cash and cash equivalents	67,303	101,123
Restricted cash	27,748	73,125
Tenant and other receivables	16,373	14,712
Receivable arising from the straight-lining of rents	60,062	60,775
Identified intangible assets, net of accumulated amortization of $55,976 and $51,399, respectively	110,486	113,897
Deferred leasing costs, net of accumulated amortization of $21,074 and $21,428, respectively	27,333	27,698
Prepaid expenses and other assets	89,209	64,555
Total assets	$3,214,065	$3,279,809

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,525,345	$1,578,110
Unsecured credit facility	153,000	153,000
Operating lease liabilities	47,639	53,863
Accounts payable, accrued expenses and other liabilities	97,385	102,997
Identified intangible liabilities, net of accumulated amortization of $46,397 and $46,610, respectively	168,313	170,411
Total liabilities	1,991,682	2,058,381
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 118,815,093 and 117,652,656 shares issued and outstanding, respectively	1,186	1,175
Additional paid-in capital	1,022,710	1,011,942
Accumulated other comprehensive income	739	460
Accumulated earnings	119,513	137,113
Noncontrolling interests:
Operating partnership	63,128	55,355
Consolidated subsidiaries	15,107	15,383
Total equity	1,222,383	1,221,428
Total liabilities and equity	$3,214,065	$3,279,809

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
REVENUE
Rental revenue	$109,547	$99,354
Other income	79	87
Total revenue	109,626	99,441
EXPENSES
Depreciation and amortization	38,574	25,084
Real estate taxes	17,003	15,677
Property operating	20,506	17,426
General and administrative	9,046	9,058
Real estate impairment loss	—	34,055
Lease expense	3,128	3,155
Total expenses	88,257	104,455
Gain on sale of real estate	1,902	356
Interest income	688	511
Interest and debt expense	(20,577)	(15,293)
Loss on extinguishment of debt	(272)	—
Income (loss) before income taxes	3,110	(19,440)
Income tax expense	(665)	(706)
Net income (loss)	2,445	(20,146)
Less net (income) loss attributable to NCI in:
Operating partnership	(118)	788
Consolidated subsidiaries	276	240
Net income (loss) attributable to common shareholders	$2,603	$(19,118)

Earnings (loss) per common share - Basic:	$0.02	$(0.16)
Earnings (loss) per common share - Diluted:	$0.02	$(0.16)
Weighted average shares outstanding - Basic	118,072	117,450
Weighted average shares outstanding - Diluted	122,814	117,450

Net income (loss)	$2,445	$(20,146)
Effective portion of change in fair value of derivatives	293	(300)
Comprehensive income (loss)	2,738	(20,446)
Less comprehensive (income) loss attributable to NCI in:
Operating partnership	(14)	12
Less net (income) loss attributable to NCI in:
Operating partnership	(118)	788
Consolidated subsidiaries	276	240
Comprehensive income (loss) attributable to common shareholders	$2,882	$(19,406)

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2022	117,450,951	$1,173	$1,011,293	$629	$(36,104)	$39,209	$13,906	$1,030,106
Net loss attributable to common shareholders	—	—	—	—	(19,118)	—	—	(19,118)
Net loss attributable to NCI	—	—	—	—	—	(788)	(240)	(1,028)
Other comprehensive loss	—	—	—	(288)	—	(12)	—	(300)
Limited partnership interests:
Units redeemed for common shares	20,000	—	161	—	—	161	—	322
Reallocation of NCI	—	—	(1,108)	—	—	786	—	(322)
Common shares issued	107,936	1	21	—	(22)	—	—	—
Dividends to common shareholders ($0.16 per share)	—	—	—	—	(18,790)	—	—	(18,790)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	—	(809)	—	(809)
Contributions from noncontrolling interests	—	—	—	—	—	—	558	558
Share-based compensation expense	—	—	292	—	—	1,715	—	2,007
Share-based awards retained for taxes	(7,637)	—	(137)	—	—	—	—	(137)
Balance, March 31, 2023	117,571,250	$1,174	$1,010,522	$341	$(74,034)	$40,262	$14,224	$992,489

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,175	$1,011,942	$460	$137,113	$55,355	$15,383	$1,221,428
Net income attributable to common shareholders	—	—	—	—	2,603	—	—	2,603
Net income (loss) attributable to NCI	—	—	—	—	—	118	(276)	(158)
Other comprehensive income	—	—	—	279	—	14	—	293
Limited partnership interests:
Units redeemed for common shares	32,333	—	304	—	—	304	—	608
Reallocation of NCI	—	—	(6,819)	—	—	6,211	—	(608)
Common shares issued	1,141,221	11	17,241	—	(23)	—	—	17,229
Dividends to common shareholders ($0.17 per share)	—	—	—	—	(20,180)	—	—	(20,180)
Distributions to redeemable NCI ($0.17 per unit)	—	—	—	—	—	(1,279)	—	(1,279)
Share-based compensation expense	—	—	237	—	—	2,184	—	2,421
Issuance of accrued LTIP units	—	—	—	—	—	221	—	221
Share-based awards retained for taxes	(11,117)	—	(195)	—	—	—	—	(195)
Balance, March 31, 2024	118,815,093	$1,186	$1,022,710	$739	$119,513	$63,128	$15,107	$1,222,383

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,445	$(20,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,495	25,812
Gain on sale of real estate	(1,902)	(356)
Real estate impairment loss	—	34,055
Loss on extinguishment of debt	272	—
Amortization of below market leases, net	(1,490)	(1,508)
Noncash lease expense	1,796	1,775
Straight-lining of rent	(1,086)	(830)
Share-based compensation expense	2,421	2,007
Change in operating assets and liabilities:
Tenant and other receivables	(1,661)	1,723
Deferred leasing costs	(2,415)	(1,928)
Prepaid expenses and other assets	(11,037)	(3,489)
Lease liabilities	(1,743)	(1,686)
Accounts payable, accrued expenses and other liabilities	(2,173)	(6,007)
Net cash provided by operating activities	22,922	29,422
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(20,194)	(23,153)
Proceeds from sale of real estate	8,230	356
Acquisitions of real estate	(32,338)	—
Net cash used in investing activities	(44,302)	(22,797)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(102,141)	(5,028)
Dividends to common shareholders	(20,180)	(18,790)
Distributions to redeemable noncontrolling interests	(1,279)	(809)
Taxes withheld for vested restricted shares	(195)	(137)
Contributions from noncontrolling interests	—	558
Proceeds from mortgage loan borrowings	50,000	—
Debt issuance costs	(1,251)	(7)
Proceeds related to the issuance of common shares	17,229	—
Net cash used in financing activities	(57,817)	(24,213)
Net decrease in cash and cash equivalents and restricted cash	(79,197)	(17,588)
Cash and cash equivalents and restricted cash at beginning of period	174,248	128,774
Cash and cash equivalents and restricted cash at end of period	$95,051	$111,186

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $2,678 and $2,669, respectively	$17,881	$14,582
Cash payments for income taxes	9	9
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	18,407	32,579
Write-off of fully depreciated and impaired assets	7,493	35,088
Transfer of assets held for sale included in prepaid expenses and other assets	15,137	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$101,123	$85,518
Restricted cash at beginning of period	73,125	43,256
Cash and cash equivalents and restricted cash at beginning of period	$174,248	$128,774

Cash and cash equivalents at end of period	$67,303	$62,142
Restricted cash at end of period	27,748	49,044
Cash and cash equivalents and restricted cash at end of period	$95,051	$111,186

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	March 31,	December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land	$645,435	$635,905
Buildings and improvements	2,692,470	2,678,076
Construction in progress	254,525	262,275
Furniture, fixtures and equipment	10,200	9,923
Total	3,602,630	3,586,179
Accumulated depreciation and amortization	(837,790)	(819,243)
Real estate, net	2,764,840	2,766,936
Operating lease right-of-use assets	50,711	56,988
Cash and cash equivalents	67,303	101,123
Restricted cash	27,748	73,125
Tenant and other receivables	16,373	14,712
Receivable arising from the straight-lining of rents	60,062	60,775
Identified intangible assets, net of accumulated amortization of $55,976 and $51,399, respectively	110,486	113,897
Deferred leasing costs, net of accumulated amortization of $21,074 and $21,428, respectively	27,333	27,698
Prepaid expenses and other assets	89,209	64,555
Total assets	$3,214,065	$3,279,809

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,525,345	$1,578,110
Unsecured credit facility	153,000	153,000
Operating lease liabilities	47,639	53,863
Accounts payable, accrued expenses and other liabilities	97,385	102,997
Identified intangible liabilities, net of accumulated amortization of $46,397 and $46,610, respectively	168,313	170,411
Total liabilities	1,991,682	2,058,381
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 118,815,093 and 117,652,656 units outstanding, respectively	1,023,896	1,013,117
Limited partners: 6,555,570 and 5,659,781 units outstanding, respectively	58,231	49,311
Accumulated other comprehensive income	739	460
Accumulated earnings	124,410	143,157
Total partners’ capital	1,207,276	1,206,045
Noncontrolling interest in consolidated subsidiaries	15,107	15,383
Total equity	1,222,383	1,221,428
Total liabilities and equity	$3,214,065	$3,279,809

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2024	2023
REVENUE
Rental revenue	$109,547	$99,354
Other income	79	87
Total revenue	109,626	99,441
EXPENSES
Depreciation and amortization	38,574	25,084
Real estate taxes	17,003	15,677
Property operating	20,506	17,426
General and administrative	9,046	9,058
Real estate impairment loss	—	34,055
Lease expense	3,128	3,155
Total expenses	88,257	104,455
Gain on sale of real estate	1,902	356
Interest income	688	511
Interest and debt expense	(20,577)	(15,293)
Loss on extinguishment of debt	(272)	—
Income (loss) before income taxes	3,110	(19,440)
Income tax expense	(665)	(706)
Net income (loss)	2,445	(20,146)
Less net loss attributable to NCI in consolidated subsidiaries	276	240
Net income (loss) attributable to unitholders	$2,721	$(19,906)

Earnings (loss) per unit - Basic:	$0.02	$(0.16)
Earnings (loss) per unit - Diluted:	$0.02	$(0.16)
Weighted average units outstanding - Basic	122,646	121,752
Weighted average units outstanding - Diluted	122,814	121,752

Net income (loss)	$2,445	$(20,146)
Effective portion of change in fair value of derivatives	293	(300)
Comprehensive income (loss)	2,738	(20,446)
Less net loss attributable to NCI in consolidated subsidiaries	276	240
Comprehensive income (loss) attributable to unitholders	$3,014	$(20,206)

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2022	117,450,951	$1,012,466	4,713,558	$41,810	$629	$(38,705)	$13,906	$1,030,106
Net loss attributable to unitholders	—	—	—	—	—	(19,906)	—	(19,906)
Net loss attributable to NCI	—	—	—	—	—	—	(240)	(240)
Other comprehensive loss	—	—	—	—	(288)	(12)	—	(300)
Common units issued as a result of common shares issued by Urban Edge	107,936	22	352,943	—	—	(22)	—	—
Equity redemption of OP units	20,000	161	(20,000)	161	—	—	—	322
Reallocation of NCI	—	(1,108)	—	786	—	—	—	(322)
Distributions to Partners ($0.16 per unit)	—	—	—	—	—	(19,599)	—	(19,599)
Contributions from noncontrolling interests	—	—	—	—	—	—	558	558
Share-based compensation expense	—	292	—	1,715	—	—	—	2,007
Share-based awards retained for taxes	(7,637)	(137)	—	—	—	—	—	(137)
Balance, March 31, 2023	117,571,250	$1,011,696	5,046,501	$44,472	$341	$(78,244)	$14,224	$992,489
(1) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of March 31, 2023 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,013,117	5,659,781	$49,311	$460	$143,157	$15,383	$1,221,428
Net income attributable to unitholders	—	—	—	—	—	2,721	—	2,721
Net loss attributable to NCI	—	—	—	—	—	—	(276)	(276)
Other comprehensive income	—	—	—	—	279	14	—	293
Common units issued as a result of common shares issued by Urban Edge	1,141,221	17,252	928,122	—	—	(23)	—	17,229
Equity redemption of OP units	32,333	304	(32,333)	304	—	—	—	608
Reallocation of noncontrolling interests	—	(6,819)	—	6,211	—	—	—	(608)
Distributions to Partners ($0.17 per unit)	—	—	—	—	—	(21,459)	—	(21,459)
Share-based compensation expense	—	237	—	2,184	—	—	—	2,421
Issuance of accrued LTIP units	—	—	—	221	—	—	—	221
Share-based awards retained for taxes	(11,117)	(195)	—	—	—	—	—	(195)
Balance, March 31, 2024	118,815,093	$1,023,896	6,555,570	$58,231	$739	$124,410	$15,107	$1,222,383
(2) Limited partners have a 5.2% common limited partnership interest in the Operating Partnership as of March 31, 2024 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,445	$(20,146)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	39,495	25,812
Gain on sale of real estate	(1,902)	(356)
Real estate impairment loss	—	34,055
Loss on extinguishment of debt	272	—
Amortization of below market leases, net	(1,490)	(1,508)
Noncash lease expense	1,796	1,775
Straight-lining of rent	(1,086)	(830)
Share-based compensation expense	2,421	2,007
Change in operating assets and liabilities:
Tenant and other receivables	(1,661)	1,723
Deferred leasing costs	(2,415)	(1,928)
Prepaid expenses and other assets	(11,037)	(3,489)
Lease liabilities	(1,743)	(1,686)
Accounts payable, accrued expenses and other liabilities	(2,173)	(6,007)
Net cash provided by operating activities	22,922	29,422
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(20,194)	(23,153)
Proceeds from sale of real estate	8,230	356
Acquisitions of real estate	(32,338)	—
Net cash used in investing activities	(44,302)	(22,797)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(102,141)	(5,028)
Distributions to partners	(21,459)	(19,599)
Taxes withheld for vested restricted units	(195)	(137)
Contributions from noncontrolling interests	—	558
Proceeds from mortgage loan borrowings	50,000	—
Debt issuance costs	(1,251)	(7)
Proceeds related to the issuance of common shares	17,229	—
Net cash used in financing activities	(57,817)	(24,213)
Net decrease in cash and cash equivalents and restricted cash	(79,197)	(17,588)
Cash and cash equivalents and restricted cash at beginning of period	174,248	128,774
Cash and cash equivalents and restricted cash at end of period	$95,051	$111,186

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $2,678 and $2,669, respectively	$17,881	$14,582
Cash payments for income taxes	9	9
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	18,407	32,579
Write-off of fully depreciated and impaired assets	7,493	35,088
Transfer of assets held for sale included in prepaid expenses and other assets	15,137	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$101,123	$85,518
Restricted cash at beginning of period	73,125	43,256
Cash and cash equivalents and restricted cash at beginning of period	$174,248	$128,774

Cash and cash equivalents at end of period	$67,303	$62,142
Restricted cash at end of period	27,748	49,044
Cash and cash equivalents and restricted cash at end of period	$95,051	$111,186

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2024, Urban Edge owned approximately 94.8% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of March 31, 2024, our portfolio consisted of 71 shopping centers, two outlet centers, two malls and one industrial building totaling approximately 17.1 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”).
The consolidated balance sheets as of March 31, 2024 and December 31, 2023 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of March 31, 2024 and December 31, 2023, excluding the Operating Partnership, we consolidated two VIEs with total assets of $43.6 million and $47.2 million, respectively, and total liabilities of $17.3 million and $20.3 million, respectively. The consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023, include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
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
None of our tenants accounted for more than 10% of our revenue or property operating income as of March 31, 2024.

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
In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the CODM and how these measures are used to allocate resources and assess segment performance. The amendments in this ASU will also apply to entities with a single reportable segment and is effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this update on its disclosures and will apply the required amendments in its December 31, 2024 Annual report on Form 10-K.
In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The Company will adopt and incorporate any required disclosures in our December 31, 2025 Annual Report on Form 10-K.
In March 2024, FASB issued ASU 2024-01 Compensation - Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards which provides clarity on how an entity determines whether a profits interest or similar award is within the scope of ASC 718. It also offers guidance on identifying whether such an award is not a share-based payment arrangement and therefore within the scope of other guidance. The Company has reviewed the update and determined it does not issue any profits interest or similar awards and therefore is not impacted by this ASU.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements or disclosures.

Recent SEC Reporting Updates — On March 6, 2024, the SEC issued its final ruling on The Enhancement and Standardization of Climate-Related Disclosures for Investors (Release No. 34-99678). Provisions of the final rule require registrants to include climate-related disclosures that are both qualitative and quantitative in their annual reports and registration statements. These disclosures include, but are not limited to, governance, risk management, strategy, emissions, capital expenditures, and climate-related targets and goals. The disclosure requirements will be effective for the Company’s Annual Report on Form 10-K beginning with the year ended December 31, 2025, with certain provisions being phased in in later periods. Subsequent to issuance, the rules became the subject of litigation, and the SEC has issued a stay to allow the legal process to proceed. The Company is continuing to review the final rule and monitoring the litigation progress for possible impacts on the disclosure requirements and will adopt the required disclosures in their effective periods.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the three months ended March 31, 2024, we closed on the following acquisition:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
February 8, 2024	Heritage Square	Watchung	NJ	87,000	$33,838
(1) The total purchase price for the property acquired during the three months ended March 31, 2024 includes $0.7 million of transaction costs.

On February 8, 2024, the Company acquired Heritage Square, an unencumbered 87,000 sf shopping center located in Watchung, NJ, for a purchase price of $33.8 million, including transaction costs. The property is anchored by Ulta and two TJX Companies concepts, HomeSense and Sierra Trading, and includes three outparcels with a fourth currently under construction. The acquisition was funded using cash on hand.
During the three months ended March 31, 2023, no acquisitions were completed by the Company.

The aggregate purchase price of the above property acquisition has been allocated as follows:

(amounts in thousands) Property Name	Land	Buildings and Improvements	Identified Intangible Assets(1)	Identified Intangible Liabilities(1)	Total Purchase Price
Heritage Square	$7,343	$24,643	$4,763	$(2,911)	$33,838
(1) As of March 31, 2024, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2024 were 7.5 years and 25.4 years, respectively.

Dispositions
On March 14, 2024, the Company completed the sale of its 95,000 sf property located in Hazlet, NJ for a price of $8.7 million and recognized a gain on sale of real estate of $1.5 million. The total gain on sale of real estate of $1.9 million includes amounts related to properties disposed of in prior periods.
During the three months ended March 31, 2023, no dispositions were completed by the Company, however, we recognized a gain on sale of real estate of $0.4 million in connection with the release of escrow funds related to a property that was disposed of in a prior period.

Real Estate Held for Sale
As of March 31, 2024, our property in Lodi, NJ was classified as held for sale based on an executed contract of sale with a third-party buyer. The aggregate carrying amount of this property was $15.1 million and is included in prepaid expenses and other assets on our consolidated balance sheets as of March 31, 2024. The property was sold on April 26, 2024 and was structured as part of a Section 1031 exchange with the acquisition of Heritage Square which closed on February 8, 2024, allowing for the deferral of capital gains resulting from the sale for income tax purposes.

Subsequent Events
On April 5, 2024, the Company closed on the acquisition of Ledgewood Commons, located in Roxbury Township, NJ, for a gross purchase price of $83.2 million. The center, aggregating 448,000 sf, is anchored by a grocer and includes two pre-approved but undeveloped outparcels. On May 3, 2024, the Company obtained a 5-year, $50 million mortgage secured by the property that bears interest at a rate of 6.03%.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

Our identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $110.5 million and $168.3 million, respectively, as of March 31, 2024 and $113.9 million and $170.4 million, respectively, as of December 31, 2023.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $1.5 million for the three months ended March 31, 2024 and 2023.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $6.9 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively.
The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2024 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2024(1)	$7,714	$(2,865)	$(19,847)
2025	10,092	(2,465)	(18,682)
2026	9,748	(1,258)	(12,807)
2027	9,633	(1,023)	(10,426)
2028	9,472	(990)	(8,988)
2029	9,189	(931)	(7,790)
(1) Remainder of 2024.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2024 and December 31, 2023.

(Amounts in thousands)	Maturity	Interest Rate at March 31, 2024	March 31, 2024	December 31, 2023
Mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	—%	$—	$26,930
Greenbrook Commons(1)	11/15/2024	—%	—	25,065
Gun Hill Commons(1)	12/1/2024	—%	—	23,696
Plaza at Woodbridge(2)	6/8/2027	5.26%	51,938	52,278
Total variable rate debt			51,938	127,969
Fixed rate
Brick Commons	12/10/2024	3.87%	47,437	47,683
West End Commons	12/10/2025	3.99%	24,078	24,196
Town Brook Commons	12/1/2026	3.78%	30,076	30,229
Rockaway River Commons	12/1/2026	3.78%	26,628	26,763
Hanover Commons	12/10/2026	4.03%	61,035	61,324
Tonnelle Commons	4/1/2027	4.18%	96,664	97,115
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	21,893	22,015
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center(3)	2/6/2028	5.07%	68,833	69,054
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	36,552	36,725
Union (Vauxhall)	12/10/2028	4.01%	45,000	45,202
Yonkers Gateway Center(4)	4/10/2029	6.30%	50,000	23,148
The Shops at Riverwood	6/24/2029	4.25%	21,241	21,326
Shops at Bruckner	7/1/2029	6.00%	37,700	37,817
Huntington Commons	12/5/2029	6.29%	43,704	43,704
Bergen Town Center	4/10/2030	6.30%	290,000	290,000
The Outlets at Montehiedra	6/1/2030	5.00%	75,093	75,590
Montclair(5)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	39,429	39,607
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	15,871	15,920
Shops at Caguas	8/1/2033	6.60%	82,000	82,000
Mount Kisco Commons	11/15/2034	6.40%	10,926	11,098
Total fixed rate debt			1,486,410	1,462,766
Total mortgages payable			1,538,348	1,590,735
	Unamortized debt issuance costs		(13,003)	(12,625)
Total mortgages payable, net			$1,525,345	$1,578,110

(1)The Company paid off the loan prior to maturity on January 2, 2024.
(2)Bears interest at one month SOFR plus 226 bps. The variable component of the debt is hedged with an interest rate cap agreement to limit SOFR to a maximum of 3%, which expires July 1, 2025.
(3)In April 2023, the Company notified the servicer that the cash flows generated by the property are insufficient to cover the debt service and that it is unwilling to fund the shortfalls. In May 2023, the mortgage was transferred to special servicing at the Company's request.
(4)On March 28, 2024, the Company refinanced the mortgage secured by the property with a new 5-year, $50 million loan.
(5)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.4 billion as of March 31, 2024. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2024, we were in compliance with all debt covenants with the exception of those related to our mortgage on Kingswood Center which has been in default since May 2023. Additional information regarding the status of this loan can be found under “Mortgage on Kingswood Center.”
As of March 31, 2024, the principal repayments of the Company’s total outstanding debt for the remainder of 2024 and the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2024(1)	$58,015
2025	38,776
2026	127,417
2027	319,061
2028	392,042
2029	152,402
Thereafter	603,635
(1) Remainder of 2024.

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
The Company has obtained five letters of credit issued under the Agreement, aggregating $30.1 million. The letters of credit were provided to mortgage lenders to secure the Company’s obligations in relation to certain reserves and capital requirements per the respective loan agreements. The letters of credit issued under the Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn as of March 31, 2024 and no separate liability has been recorded in association with them.
As of March 31, 2024, there was $153 million drawn under the Agreement with an available remaining balance of $616.9 million under the facility, including undrawn letters of credit.
Financing costs associated with executing the Agreement of $4.7 million and $5.1 million as of March 31, 2024 and December 31, 2023, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Variable Rate Loans
On January 2, 2024, the Company paid off three variable rate mortgage loans aggregating $75.7 million, which were due to mature in the fourth quarter of 2024. The loans were secured by Hudson Commons, Greenbrook Commons, and Gun Hill Commons, and bearing interest at a rate of 7.34% on the pay off date. In connection with the prepayment, the Company recognized a $0.3 million loss on extinguishment of debt.

Yonkers Gateway Center
On March 28, 2024, the Company refinanced the mortgage secured by its property, Yonkers Gateway Center, with a new 5-year, $50 million mortgage loan bearing interest at a fixed rate of 6.30%. The proceeds from the new loan were used to pay off the previous mortgage on the property which had an outstanding balance of $22.7 million.

Mortgage on Kingswood Center
In March 2023, an office tenant representing 50,000 sf (approximately 40% of the total gross leasable area) informed us that they intended to vacate in 2024, and a tenant representing 17,000 sf terminated their lease early, effective April 17, 2023. As a result of these events, the Company notified the servicer that the projected cash flows generated by the property would be insufficient to cover debt service and that we were unwilling to fund the shortfalls. In May 2023, the loan was transferred to special servicing at the Company’s request, and per the terms of the loan agreement, we began to accrue default interest at a rate of 5% on the outstanding principal balance. As of March 31, 2024, the loan is in the foreclosure process and the Company has accrued default interest of $3.3 million which is included in the accounts payable, accrued expenses and other liabilities line item of the consolidated balance sheets.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 2.5 years. As of March 31, 2024, the remaining exposure under the guarantee is $5.6 million. There was no separate liability recorded related to this guarantee.

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
For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the three months ended March 31, 2024 and 2023, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the three months ended March 31, 2024, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For both the three months ended March 31, 2024 and 2023, the Puerto Rico income tax expense was $0.7 million. The REIT was not subject to any material state and local income tax expense or benefit for the three months ended March 31, 2024 and 2023. All amounts for the three months ended March 31, 2024 and 2023 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three months ended March 31, 2024 and 2023. The components of rental revenue for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Rental Revenue
Fixed lease revenue	$80,122	$73,499
Variable lease revenue(1)	29,425	25,855
Total rental revenue	$109,547	$99,354
(1) Percentage rents for the three months ended March 31, 2024 and 2023 were $0.9 million and $0.8 million, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$2,665	$—	$2,665

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$2,515	$—	$2,515
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of March 31, 2024, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.

The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of March 31, 2024 and December 31, 2023:

(Amounts in thousands)	As of March 31, 2024
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$1,305	$51,939	SOFR + 2.26%	7.48%	5.26%	7/1/2025
Montclair interest rate swap	1,360	7,250	SOFR + 2.57%	8.01%	3.15%	8/15/2030

	As of December 31, 2023
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$1,259	$52,278	SOFR + 2.26%	7.49%	5.26%	7/1/2025
Montclair interest rate swap	1,256	7,250	SOFR + 2.57%	7.76%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three months ended March 31, 2024 and 2023:

	Unrealized Gain (Loss) Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended March 31,
Hedged Instrument	2024	2023
Plaza at Woodbridge interest rate cap	$189	$(108)
Montclair interest rate swap	104	(192)
Total	$293	$(300)

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our Level 2 financial instruments as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024		As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,538,348	$1,430,921	$1,590,735	$1,489,601
Unsecured credit facility	153,000	146,279	153,000	145,882
(1) Carrying amounts exclude unamortized debt issuance costs of $13.0 million and $12.6 million as of March 31, 2024 and December 31, 2023, respectively.

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
No impairment charges were recognized during the three months ended March 31, 2024.
During the three months ended March 31, 2023, the Company recognized an impairment charge of $34.1 million on our property, Kingswood Center. The property, an office and retail center comprising 129,000 sf, was acquired in February 2020 and is located in Brooklyn, NY. In March of 2023, an office tenant representing 50,000 sf informed us that they intended to vacate in 2024, and a tenant representing 17,000 sf terminated their lease early, effective April 17, 2023. As a result of these events and the uncertainty of the office market, we determined that the undiscounted future cash flows and future terminal value were less than the carrying value of the property.
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
The Company believes the inputs utilized to measure these fair values were reasonable in the context of applicable market conditions, however, due to the significance of the unobservable inputs in the overall fair value measures, including market conditions and expectations for growth, the Company determined that such fair value measurements are classified as Level 3.

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

Redevelopment and Anchor Repositioning
The Company has 22 active development, redevelopment or anchor repositioning projects with total estimated costs of $166.4 million, of which $99.7 million remains to be funded as of March 31, 2024. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.4 million on our consolidated balance sheets as of March 31, 2024 and December 31, 2023, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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

Letters of Credit
As of March 31, 2024, the Company had five letters of credit issued under our Revolving Credit Agreement aggregating $30.1 million. These letters were provided to mortgage lenders to secure the Company’s obligations for certain capital requirements per the respective mortgage agreements. If a lender were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the lender or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the Revolving Credit Agreement. As of March 31, 2024, the letters remain undrawn and there is no separate liability recorded in connection with their issuance.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2024	December 31, 2023
Deferred tax asset, net	$20,998	$20,899
Other assets	24,544	22,729
Deferred financing costs, net of accumulated amortization of $9,332 and $8,920, respectively	4,685	5,098
Finance lease right-of-use asset	2,724	2,724
Real estate held for sale	15,137	—
Prepaid expenses:
Real estate taxes	7,258	10,411
Insurance	11,879	1,792
Licenses/fees	1,984	902
Total prepaid expenses and other assets	$89,209	$64,555

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2024	December 31, 2023
Accrued capital expenditures and leasing costs	$20,044	$23,044
Deferred tenant revenue	27,791	34,840
Accrued interest payable	12,250	11,190
Security deposits	7,264	7,279
Other liabilities and accrued expenses	17,764	14,245
Finance lease liability	3,031	3,028
Accrued payroll expenses	9,241	9,371
Total accounts payable, accrued expenses and other liabilities	$97,385	$102,997

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Interest expense	$19,558	$14,337
Amortization of deferred financing costs	1,019	956
Total interest and debt expense	$20,577	$15,293

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
During the three months ended March 31, 2024, the Company issued 1,082,945 common shares at a weighted average price of $17.31 per share under the ATM Program, generating net cash proceeds of $18.5 million. In addition, we incurred $1.3 million of offering expenses related to the issuance of these common shares. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the three months ended March 31, 2024 and 2023, no shares were repurchased by the Company. All share repurchases by the Company were completed between March and April of 2020, and aggregated 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. As of March 31, 2024, there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of March 31, 2024, Urban Edge owned approximately 94.8% of the outstanding common OP units with the remaining limited OP units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended March 31, 2024 and 2023, the Company declared distributions on common shares and OP units of $0.17 and $0.16 per share/unit, respectively.

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
The total of the OP units and LTIP units represent a 4.9% weighted-average interest in the Operating Partnership for the three months ended March 31, 2024. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,186	$987
Performance-based LTIP expense(2)	998	728
Restricted share expense	207	239
Deferred share unit (“DSU”) expense	30	33
Stock option expense	—	20
Total Share-based compensation expense	$2,421	$2,007
(1) Expense for the three months ended March 31, 2024 includes the 2024, 2023, 2022, 2021, and 2020 LTI Plans.
(2) Expense for the three months ended March 31, 2024 includes the 2024, 2023, 2022, 2021, 2020, and 2019 LTI Plans.

Equity award activity during the three months ended March 31, 2024 included: (i) 1,003,518 LTIP units granted, (ii) 280,105 LTIP units vested, (iii) 155,513 LITP units earned upon completion of the 2021 LTI Plan, (iv) 56,005 restricted shares granted, and (v) 33,744 restricted shares vested.

2024 Long-Term Incentive Plan
On February 9, 2024, the Company established the 2024 Long-Term Incentive Plan (“2024 LTI Plan”) under the Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time. With respect to the other half of the program, the awards are earned and vest if certain relative and absolute total shareholder return (“TSR”) and/or funds from operations (“FFO”) and same-property net operating income (“SP NOI”) growth targets are achieved by the Company over a three-year performance period. The total grant date fair value under the 2024 LTI Plan was $7.5 million, comprising both performance-based and time-based awards as described further below:

Performance-based awards
For the performance-based awards under the 2024 LTI plan, participants have the opportunity to earn awards in the form of LTIP units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period beginning on February 9, 2024 and ending on February 8, 2027. Participants also have the opportunity to earn awards in the form of LTIP units if Urban Edge’s FFO growth component and SP NOI growth component meets certain criteria over the three-year performance measurement period beginning January 1, 2024 and ending on December 31, 2026. The Company granted performance-based awards under the 2024 LTI Plan representing 295,852 units. The fair value of the performance-based award portion of the 2024 LTI Plan on the grant date was $3.8 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise. Assumptions include historical volatility (29.9%), risk-free interest rates (4.3%), and historical daily return as compared to certain peer companies.

Time-based awards
The time-based awards granted under the 2024 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of March 31, 2024, the Company granted time-based awards under the 2024 LTI Plan that represent 232,808 LTIP units with a grant date fair value of $3.7 million.

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
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. The effect of the redemption of OP and vested LTIP units is not reflected in the computation of basic and diluted EPS, as they are redeemable for common shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements.
The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$2,603	$(19,118)
Less: (earnings) loss allocated to unvested participating securities	(2)	13
Net income (loss) available for common shareholders - basic	$2,601	$(19,105)
Impact of assumed conversions:
OP and LTIP Units	91	—
Net income (loss) available for common shareholders - dilutive	$2,692	$(19,105)

Denominator:
Weighted average common shares outstanding - basic	118,072	117,450
Effect of dilutive securities(1):
Restricted share awards	106	—
Assumed conversion of OP and LTIP Units	4,636	—
Weighted average common shares outstanding - diluted	122,814	117,450

Earnings per share available to common shareholders:
Earnings (loss) per common share - Basic	$0.02	$(0.16)
Earnings (loss) per common share - Diluted	$0.02	$(0.16)
(1) For the three months ended March 31, 2023, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2024	2023
Numerator:
Net income (loss) attributable to unitholders	$2,721	$(19,906)
Less: net (income) loss attributable to participating securities	(2)	13
Net income (loss) available for unitholders	$2,719	$(19,893)

Denominator:
Weighted average units outstanding - basic	122,646	121,752
Effect of dilutive securities issued by Urban Edge	106	—
Unvested LTIP Units	62	—
Weighted average units outstanding - diluted	122,814	121,752

Earnings per unit available to unitholders:
Earnings (loss) per unit - Basic	$0.02	$(0.16)
Earnings (loss) per unit - Diluted	$0.02	$(0.16)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) macroeconomic conditions, including geopolitical conditions and instability, which may lead to rising inflation and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (ii) the economic, political and social impact of, and uncertainty relating to, epidemics and pandemics; (iii) the loss or bankruptcy of major tenants; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (v) the impact of e-commerce on our tenants’ business; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors; (ix) the Company’s ability to pay down, refinance, hedge, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (“ESG”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting ESG metrics and meeting ESG goals and targets, and the impact of governmental regulation on our ESG efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”), including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of March 31, 2024, Urban Edge owned approximately 94.8% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of March 31, 2024, our portfolio consisted of 71 shopping centers, two outlet centers, two malls and one industrial building totaling approximately 17.1 million square feet.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 contains a description of our critical accounting estimates, including valuing acquired assets and liabilities and impairments. For the three months ended March 31, 2024, there were no material changes to these estimates.

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
Our primary cash expenditures consist of property operating and capital costs, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance and utilities; general and administrative expenses include: payroll, professional fees, information technology, office expenses and other administrative expenses; and interest and debt expense primarily consists of interest on our mortgage debt and line of credit. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. In recent years, inflation levels were elevated resulting in increased costs for certain goods and services. Inflation began to decrease in the second quarter of 2023 but still remains at elevated levels compared to the years preceding 2021. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. In response to the rising rate of inflation, the Federal Reserve raised benchmark interest rates, resulting in an increase in the cost of borrowing, which could remain at elevated levels in the near-term and long-term. As of March 31, 2024, approximately 88% of our outstanding debt is fixed rate, with the remaining 12% indexed to SOFR, plus an applicable margin per the respective loan agreements. We occasionally utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of March 31, 2024, we were counterparty to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for, and are designated as, hedging instruments. We are actively managing our business to respond to the economic and social impact from events such as those described above. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Net income (loss)	$2,445	$(20,146)
FFO applicable to diluted common shareholders(1)	39,050	38,602
NOI(1)	66,692	61,146
Same-property NOI(1)	54,673	53,498
(1) Refer to pages 31-32 for a reconciliation to the most directly comparable generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Net income for the three months ended March 31, 2024 was $2.4 million, compared to net loss of $20.1 million for the three months ended March 31, 2023. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended March 31, 2024 as compared to the same period in 2023:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023	$ Change
Total revenue	$109,626	$99,441	$10,185
Depreciation and amortization	38,574	25,084	13,490
Real estate taxes	17,003	15,677	1,326
Property operating expenses	20,506	17,426	3,080
Real estate impairment loss	—	34,055	(34,055)
Gain on sale of real estate	1,902	356	1,546
Interest and debt expense	20,577	15,293	5,284
Loss on extinguishment of debt	272	—	272
Total revenue increased by $10.2 million to $109.6 million in the first quarter of 2024 from $99.4 million in the first quarter of 2023. The increase is primarily attributable to:
•$4.9 million increase as a result of property acquisitions, net of dispositions;
•$4.4 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases; and
•$0.9 million decrease in rental revenue deemed uncollectible driven by the recovery of amounts previously deemed uncollectible in the first quarter of 2024.
Depreciation and amortization increased by $13.5 million to $38.6 million in the first quarter of 2024 from $25.1 million in the first quarter of 2023. The increase is primarily attributable to:
•$6.8 million increase as a result of property acquisitions, net of dispositions; and
•$6.7 million increase due to assets placed in service for completion of redevelopment projects since the first quarter of 2023.
Real estate tax expense increased by $1.3 million to $17.0 million in the first quarter of 2024 from $15.7 million in the first quarter of 2023. The increase is primarily attributable to the impact of property acquisitions, net of dispositions.
Property operating expenses increased by $3.1 million to $20.5 million in the first quarter of 2024 from $17.4 million in the first quarter of 2023. The increase is primarily attributable to:
•$2.1 million higher expenses incurred for snow removal and insurance as compared to the first quarter of 2023; and
•$0.9 million increase as a result of property acquisitions, net of dispositions.
We recognized a real estate impairment loss of $34.1 million in the first quarter of 2023, reducing the carrying value of an office and retail property located in Brooklyn, NY.
We recognized a gain on sale of real estate of $1.9 million in the first quarter of 2024 primarily related to the sale of a property located in Hazlet, NJ. In the first quarter of 2023, we recognized a gain on sale of $0.4 million related to the release of escrow funds from a property disposed of in a prior period.
Interest and debt expense increased by $5.3 million to $20.6 million in the first quarter of 2024 from $15.3 million in the first quarter of 2023. The increase is primarily attributable to:
•$4.4 million increase in interest expense due to new debt and loan refinancings, net of loan repayments, since the first quarter of 2023; and
•$2.7 million increase due to outstanding borrowings under our line of credit to finance the acquisition of two properties in the fourth quarter of 2023; offset by
•$1.8 million decrease in interest expense due to the pay off of four variable rate loans since the first quarter of 2023.
In the first quarter of 2024, we recognized a $0.3 million loss on extinguishment of debt as a result of the early pay off of three variable rate mortgage loans.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 66 properties for the three months ended March 31, 2024 and 2023. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $1.2 million, or 2.2% for the three months ended March 31, 2024, compared to the three months ended March 31, 2023. Same-property NOI, including properties in redevelopment, increased by $2.2 million, or 3.7%, for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
The following table reconciles net income to NOI and same-property NOI for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Net income (loss)	$2,445	$(20,146)
Other expense	225	226
Depreciation and amortization	38,574	25,084
General and administrative expense	9,046	9,058
Gain on sale of real estate	(1,902)	(356)
Interest income	(688)	(511)
Interest and debt expense	20,577	15,293
Loss on extinguishment of debt	272	—
Income tax expense	665	706
Real estate impairment loss	—	34,055
Non-cash revenue and expenses	(2,522)	(2,263)
NOI	66,692	61,146
Adjustments:
Non-same property NOI and other(1)	(12,494)	(8,654)
Sunrise Mall net operating loss	522	1,014
Tenant bankruptcy settlement income and lease termination income	(47)	(8)
Same-property NOI	$54,673	$53,498
NOI related to properties being redeveloped	5,813	4,803
Same-property NOI including properties in redevelopment	$60,486	$58,301
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process in the periods being compared.

Funds From Operations
FFO applicable to diluted common shareholders was $39.1 million for the three months ended March 31, 2024 compared to $38.6 million for the three months ended March 31, 2023.
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

The following table reflects the reconciliation of net income to FFO for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Net income (loss)	$2,445	$(20,146)
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(118)	788
Consolidated subsidiaries	276	240
Net income (loss) attributable to common shareholders	2,603	(19,118)
Adjustments:
Rental property depreciation and amortization	38,231	24,809
Limited partnership interests in operating partnership(1)	118	(788)
Gain on sale of real estate(2)	(1,902)	(356)
Real estate impairment loss(3)	—	34,055
FFO applicable to diluted common shareholders	$39,050	$38,602
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares, which have been included for purposes of calculating earnings per diluted share for the periods presented because they are dilutive.
(2) The gain on sale of real estate for the three months ended March 31, 2023 relates to the release of escrow funds from a property disposed of in a prior period.
(3) During the first quarter of 2023, the Company recognized a non-cash impairment charge reducing the carrying value of Kingswood Center, an office and retail property located in Brooklyn, NY.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.17 per common share and OP unit for the first quarter of 2024, or an annual rate of $0.68. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
We have an $800 million revolving credit agreement (the “Agreement”) with certain financial institutions which has a maturity date of February 9, 2027 and includes two six-month extension options. The Company obtained five letters of credit issued under the Agreement, aggregating $30.1 million, and provided them to mortgage lenders to secure its obligations for certain capital requirements per the respective mortgage agreements. The letters of credit issued under the Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn. As of March 31, 2024 there was approximately $153 million drawn under the Agreement with an available remaining balance of $616.9 million under the facility. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding our Revolving Credit Agreement.
In August 2022, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). During the three months ended March 31, 2024, the Company issued 1,082,945 common shares at a weighted average price of $17.31 per share under the ATM Program, generating cash proceeds of $18.5 million, net of commissions paid to distribution agents. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. We have approximately $47 million of debt maturing within the next 12 months related to a mortgage loan encumbering one of our properties.
At March 31, 2024, we had cash and cash equivalents, including restricted cash, of $95.1 million and approximately $616.9 million available under our Revolving Credit Agreement. The available balance under our Revolving Credit Agreement and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $95.1 million at March 31, 2024, compared to $174.2 million at December 31, 2023 and $111.2 million at March 31, 2023, a decrease of $79.2 million and $16.1 million, respectively. Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$22,922	$29,422	$(6,500)
Net cash used in investing activities	(44,302)	(22,797)	(21,505)
Net cash used in financing activities	(57,817)	(24,213)	(33,604)

Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $22.9 million for the three months ended March 31, 2024 decreased by $6.5 million from $29.4 million for the three months ended March 31, 2023. The decrease is due to the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $44.3 million for the three months ended March 31, 2024 increased by $21.5 million compared to net cash used in investing activities of $22.8 million for the three months ended March 31, 2023. The increase is primarily due to (i) $32.3 million increase in cash used for the acquisition of real estate, offset by (ii) $7.9 million increase in cash provided by the sale of properties, and (iii) $2.9 million decrease in cash used for real estate development and capital improvements.
The Company has 22 active development, redevelopment or anchor repositioning projects with total estimated costs of $166.4 million, of which $66.7 million has been incurred and $99.7 million remains to be funded as of March 31, 2024.
The following summarizes capital expenditures presented on a cash basis for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023
Capital expenditures:
Development and redevelopment costs	$12,246	$15,515
Capital improvements	6,029	6,683
Tenant improvements and allowances	1,919	1,516
Total capital expenditures	$20,194	$23,714

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $57.8 million for the three months ended March 31, 2024 increased by $33.6 million from cash used in financing activities of $24.2 million for the three months ended March 31, 2023. The increase is primarily due to (i) $97.1 million increase in cash used for debt repayments, (ii) $1.9 million increase in distributions to shareholders and unitholders of the Operating Partnership, (iii) $1.2 million increase in debt issuance costs driven by the refinancing of our mortgage secured by Yonkers Gateway Center, and (iv) $0.6 million decrease in cash contributed by noncontrolling interests, offset by (v) $50.0 million increase in proceeds from mortgage refinancings, and (vi) $17.2 million increase in cash for proceeds from the issuance of common shares under our ATM program.
On March 28, 2024, the Company refinanced the mortgage secured by its property, Yonkers Gateway Center, with a new 5-year, $50 million mortgage loan bearing interest at a fixed rate of 6.30%. The proceeds from the new loan were used to pay off the previous mortgage on the property which had an outstanding balance of $22.7 million.
On January 2, 2024, the Company repaid three variable rate loans aggregating $75.7 million with interest rates of 7.34% on the pay off date. The loans were secured by Hudson Commons, Greenbrook Commons and Gun Hill Commons and were due to mature in the fourth quarter of 2024.
During the three months ended March 31, 2024, the Company issued 1,082,945 common shares at a weighted average price of $17.31 per share under its ATM Program, generating cash proceeds of $18.5 million, net of commissions paid to distribution agents. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.

Contractual Obligations
We have contractual obligations related to our mortgage loans that are both fixed and variable. As of March 31, 2024, our variable rate loans bear interest at a floating rate based on SOFR plus an applicable margin of 1.10% to 2.26%.
In connection with reference rate reform and the discontinuation of LIBOR, all of our LIBOR-indexed debt has been transitioned to SOFR effective July 2023. The discontinuation of LIBOR did not have an impact on our ability to borrow or maintain already outstanding borrowings. Further information on our mortgage loans can be found in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of March 31, 2024, our variable rate debt outstanding had rates indexed to SOFR.

	2024					2023
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate debt	$204,938		6.21%	$2,049		$280,969		6.53%
Fixed rate debt	1,486,410		4.95%	—	(2)	1,462,766		4.88%
	$1,691,348	(1)		$2,049		$1,743,735	(1)
(1) Excludes unamortized debt issuance costs of $13.0 million and $12.6 million as of March 31, 2024 and December 31, 2023, respectively. Debt issuance costs related to our unsecured credit facility are included within prepaid expenses and other assets on the consolidated balance sheets.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $14.9 million based on outstanding balances as of March 31, 2024.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of March 31, 2024, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivative instruments are assessed quarterly and as of March 31, 2024, both meet the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2024, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks
As of March 31, 2024, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2024 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2024, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS
Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 14, 2024.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2024 - January 31, 2024	—		$—	—	$145,900,000
February 1, 2024 - February 29, 2024	11,117	(2)	17.66	—	$145,900,000
March 1, 2024 - March 31, 2024	—		—	—	$145,900,000
Total	11,117		$17.66	—
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

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Each time the Company issues common shares (other than in exchange for common units of the Operating Partnership when such common units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended March 31, 2024, in connection with shares issued under the ATM Program, the Operating Partnership issued an aggregate of 1,082,945 common units to the Company in exchange for approximately $18.7 million, the aggregate proceeds of such issuance of common shares to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Units Purchased		(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Units that May Yet be Purchased Under the Plans or Programs
January 1, 2024 - January 31, 2024	—		$—	—	$—
February 1, 2024 - February 29, 2024	11,117	(1)	17.66	—	$—
March 1, 2024 - March 31, 2024	—		—	—	$—
Total	11,117		$17.66	—
(1) Represents OP Units previously held by the Company that were redeemed in connection with the surrender of restricted common shares by employees to the Company to satisfy such employees’ tax withholding obligations in connection with the vesting of restricted common shares.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended March 31, 2024, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: May 7, 2024

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: May 7, 2024