Form 10-Q
period 2024-06-30
Urban Edge Properties; Urban Edge Properties LP
filed 2024-07-31
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
As of July 26, 2024, Urban Edge Properties had 121,334,116 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2024

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2024 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of June 30, 2024, UE owned an approximate 94.7% interest in UELP. The remaining approximate 5.3% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land	$666,774	$635,905
Buildings and improvements	2,741,636	2,678,076
Construction in progress	232,690	262,275
Furniture, fixtures and equipment	10,446	9,923
Total	3,651,546	3,586,179
Accumulated depreciation and amortization	(864,210)	(819,243)
Real estate, net	2,787,336	2,766,936
Operating lease right-of-use assets	55,575	56,988
Cash and cash equivalents	78,615	101,123
Restricted cash	22,591	73,125
Tenant and other receivables	25,077	14,712
Receivable arising from the straight-lining of rents	60,159	60,775
Identified intangible assets, net of accumulated amortization of $58,266 and $51,399, respectively	114,526	113,897
Deferred leasing costs, net of accumulated amortization of $21,628 and $21,428, respectively	27,223	27,698
Prepaid expenses and other assets	64,594	64,555
Total assets	$3,235,696	$3,279,809

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,503,030	$1,578,110
Unsecured credit facility	150,000	153,000
Operating lease liabilities	52,556	53,863
Accounts payable, accrued expenses and other liabilities	88,523	102,997
Identified intangible liabilities, net of accumulated amortization of $48,718 and $46,610, respectively	175,837	170,411
Total liabilities	1,969,946	2,058,381
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 120,444,011 and 117,652,656 shares issued and outstanding, respectively	1,203	1,175
Additional paid-in capital	1,052,199	1,011,942
Accumulated other comprehensive income	689	460
Accumulated earnings	130,033	137,113
Noncontrolling interests:
Operating partnership	66,092	55,355
Consolidated subsidiaries	15,534	15,383
Total equity	1,265,750	1,221,428
Total liabilities and equity	$3,235,696	$3,279,809

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Rental revenue	$106,358	$98,773	$215,905	$198,127
Other income	188	292	267	379
Total revenue	106,546	99,065	216,172	198,506
EXPENSES
Depreciation and amortization	39,679	25,513	78,253	50,597
Real estate taxes	17,472	16,121	34,475	31,798
Property operating	18,260	15,708	38,766	33,134
General and administrative	9,368	9,907	18,414	18,965
Real estate impairment loss	—	—	—	34,055
Lease expense	3,115	3,156	6,243	6,311
Total expenses	87,894	70,405	176,151	174,860
Gain on sale of real estate	13,447	—	15,349	356
Interest income	661	564	1,349	1,075
Interest and debt expense	(21,896)	(18,131)	(42,473)	(33,424)
Gain (loss) on extinguishment of debt, net	21,699	(489)	21,427	(489)
Income (loss) before income taxes	32,563	10,604	35,673	(8,836)
Income tax expense	(539)	(41)	(1,204)	(747)
Net income (loss)	32,024	10,563	34,469	(9,583)
Less net (income) loss attributable to NCI in:
Operating partnership	(1,739)	(444)	(1,857)	344
Consolidated subsidiaries	474	143	750	383
Net income (loss) attributable to common shareholders	$30,759	$10,262	$33,362	$(8,856)

Earnings (loss) per common share - Basic:	$0.26	$0.09	$0.28	$(0.08)
Earnings (loss) per common share - Diluted:	$0.26	$0.09	$0.28	$(0.08)
Weighted average shares outstanding - Basic	118,859	117,482	118,466	117,466
Weighted average shares outstanding - Diluted	118,971	117,578	118,575	117,466

Net income (loss)	$32,024	$10,563	$34,469	$(9,583)
Effective portion of change in fair value of derivatives	(53)	(21)	240	(321)
Comprehensive income (loss)	31,971	10,542	34,709	(9,904)
Less comprehensive loss (income) attributable to NCI in:
Operating partnership	3	1	(11)	13
Less net (income) loss attributable to NCI in:
Operating partnership	(1,739)	(444)	(1,857)	344
Consolidated subsidiaries	474	143	750	383
Comprehensive income (loss) attributable to common shareholders	$30,709	$10,242	$33,591	$(9,164)

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2023	117,571,250	$1,174	$1,010,522	$341	$(74,034)	$40,262	$14,224	$992,489
Net income attributable to common shareholders	—	—	—	—	10,262	—	—	10,262
Net income (loss) attributable to NCI	—	—	—	—	—	444	(143)	301
Other comprehensive loss	—	—	—	(20)	—	(1)	—	(21)
Limited partnership interests:
Units redeemed for common shares	50,000	1	411	—	—	411	—	823
Reallocation of NCI	—	—	1,453	—	—	(2,276)	—	(823)
Common shares issued	18,352	—	217	—	(22)	—	—	195
Dividends to common shareholders ($0.16 per share)	—	—	—	—	(18,794)	—	—	(18,794)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	—	(817)	—	(817)
Contributions from noncontrolling interests	—	—	—	—	—	—	663	663
Share-based compensation expense	—	—	204	—	—	1,998	—	2,202
Share-based awards retained for taxes	—	—	18	—	—	—	—	18
Balance, June 30, 2023	117,639,602	$1,175	$1,012,825	$321	$(82,588)	$40,021	$14,744	$986,498

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2024	118,815,093	$1,186	$1,022,710	$739	$119,513	$63,128	$15,107	$1,222,383
Net income attributable to common shareholders	—	—	—	—	30,759	—	—	30,759
Net income (loss) attributable to NCI	—	—	—	—	—	1,739	(474)	1,265
Other comprehensive loss	—	—	—	(50)	—	(3)	—	(53)
Limited partnership interests:
Units redeemed for common shares	6,500	—	64	—	—	64	—	128
Reallocation of NCI	—	—	238	—	—	(366)	—	(128)
Common shares issued	1,622,418	17	28,944	—	(23)	—	—	28,938
Dividends to common shareholders ($0.17 per share)	—	—	—	—	(20,216)	—	—	(20,216)
Distributions to redeemable NCI ($0.17 per unit)	—	—	—	—	—	(1,057)	—	(1,057)
Contributions from noncontrolling interests	—	—	—	—	—	—	901	901
Share-based compensation expense	—	—	243	—	—	2,199	—	2,442
Issuance of accrued LTIP units	—	—	—	—	—	388	—	388
Balance, June 30, 2024	120,444,011	$1,203	$1,052,199	$689	$130,033	$66,092	$15,534	$1,265,750

See notes to consolidated financial statements (unaudited).

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2022	117,450,951	$1,173	$1,011,293	$629	$(36,104)	$39,209	$13,906	$1,030,106
Net loss attributable to common shareholders	—	—	—	—	(8,856)	—	—	(8,856)
Net loss attributable to NCI	—	—	—	—	—	(344)	(383)	(727)
Other comprehensive loss	—	—	—	(308)	—	(13)	—	(321)
Limited partnership interests:
Units redeemed for common shares	70,000	1	572	—	—	572	—	1,145
Reallocation of NCI	—	—	345	—	—	(1,490)	—	(1,145)
Common shares issued	126,288	1	238	—	(44)	—	—	195
Dividends to common shareholders ($0.32 per share)	—	—	—	—	(37,584)	—	—	(37,584)
Distributions to redeemable NCI ($0.32 per unit)	—	—	—	—	—	(1,626)	—	(1,626)
Contributions from NCI	—	—	—	—	—	—	1,221	1,221
Share-based compensation expense	—	—	496	—	—	3,713	—	4,209
Share-based awards retained for taxes	(7,637)	—	(119)	—	—	—	—	(119)
Balance, June 30, 2023	117,639,602	$1,175	$1,012,825	$321	$(82,588)	$40,021	$14,744	$986,498

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,175	$1,011,942	$460	$137,113	$55,355	$15,383	$1,221,428
Net income attributable to common shareholders	—	—	—	—	33,362	—	—	33,362
Net income (loss) attributable to NCI	—	—	—	—	—	1,857	(750)	1,107
Other comprehensive income	—	—	—	229	—	11	—	240
Limited partnership interests:
Units redeemed for common shares	38,833	—	368	—	—	368	—	736
Reallocation of NCI	—	—	(6,581)	—	—	5,845	—	(736)
Common shares issued	2,763,639	28	46,185	—	(46)	—	—	46,167
Dividends to common shareholders ($0.34 per share)	—	—	—	—	(40,396)	—	—	(40,396)
Distributions to redeemable NCI ($0.34 per unit)	—	—	—	—	—	(2,336)	—	(2,336)
Contributions from NCI	—	—	—	—	—	—	901	901
Share-based compensation expense	—	—	480	—	—	4,383	—	4,863
Issuance of accrued LTIP units	—	—	—	—	—	609	—	609
Share-based awards retained for taxes	(11,117)	—	(195)	—	—	—	—	(195)
Balance, June 30, 2024	120,444,011	$1,203	$1,052,199	$689	$130,033	$66,092	$15,534	$1,265,750

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34,469	$(9,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,151	52,148
Gain on sale of real estate	(15,349)	(356)
Real estate impairment loss	—	34,055
(Gain) loss on extinguishment of debt, net	(21,427)	489
Amortization of below market leases, net	(2,143)	(3,481)
Noncash lease expense	3,569	3,575
Straight-lining of rent	(1,503)	(1,711)
Share-based compensation expense	4,863	4,209
Change in operating assets and liabilities:
Tenant and other receivables	(1,475)	1,612
Deferred leasing costs	(3,626)	(4,303)
Prepaid expenses and other assets	(2,887)	(1,103)
Lease liabilities	(3,463)	(3,424)
Accounts payable, accrued expenses and other liabilities	(7,021)	(3,678)
Net cash provided by operating activities	64,158	68,449
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(41,564)	(54,739)
Proceeds from sale of real estate	35,183	356
Acquisitions of real estate	(115,549)	(2,071)
Net cash used in investing activities	(121,930)	(56,454)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(168,502)	(347,866)
Dividends to common shareholders	(40,396)	(37,584)
Distributions to redeemable noncontrolling interests	(2,336)	(1,626)
Taxes withheld for vested restricted shares	(195)	(119)
Contributions from noncontrolling interests	901	1,221
Borrowings under unsecured credit facility	60,000	—
Proceeds from mortgage loan borrowings	100,000	344,000
Debt issuance costs	(2,012)	(5,564)
Proceeds related to the issuance of common shares	37,270	195
Net cash used in financing activities	(15,270)	(47,343)
Net decrease in cash and cash equivalents and restricted cash	(73,042)	(35,348)
Cash and cash equivalents and restricted cash at beginning of period	174,248	128,774
Cash and cash equivalents and restricted cash at end of period	$101,206	$93,426

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $5,307 and $5,541, respectively	$44,430	$29,606
Cash payments for income taxes	8,901	32
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	17,510	23,926
Write-off of fully depreciated and impaired assets	10,084	35,963
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	47,518	—
Mortgages payable, net	68,613	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$101,123	$85,518
Restricted cash at beginning of period	73,125	43,256
Cash and cash equivalents and restricted cash at beginning of period	$174,248	$128,774

Cash and cash equivalents at end of period	$78,615	$48,930
Restricted cash at end of period	22,591	44,496
Cash and cash equivalents and restricted cash at end of period	$101,206	$93,426

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	June 30,	December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land	$666,774	$635,905
Buildings and improvements	2,741,636	2,678,076
Construction in progress	232,690	262,275
Furniture, fixtures and equipment	10,446	9,923
Total	3,651,546	3,586,179
Accumulated depreciation and amortization	(864,210)	(819,243)
Real estate, net	2,787,336	2,766,936
Operating lease right-of-use assets	55,575	56,988
Cash and cash equivalents	78,615	101,123
Restricted cash	22,591	73,125
Tenant and other receivables	25,077	14,712
Receivable arising from the straight-lining of rents	60,159	60,775
Identified intangible assets, net of accumulated amortization of $58,266 and $51,399, respectively	114,526	113,897
Deferred leasing costs, net of accumulated amortization of $21,628 and $21,428, respectively	27,223	27,698
Prepaid expenses and other assets	64,594	64,555
Total assets	$3,235,696	$3,279,809

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,503,030	$1,578,110
Unsecured credit facility	150,000	153,000
Operating lease liabilities	52,556	53,863
Accounts payable, accrued expenses and other liabilities	88,523	102,997
Identified intangible liabilities, net of accumulated amortization of $48,718 and $46,610, respectively	175,837	170,411
Total liabilities	1,969,946	2,058,381
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 120,444,011 and 117,652,656 units outstanding, respectively	1,053,402	1,013,117
Limited partners: 6,722,628 and 5,659,781 units outstanding, respectively	60,516	49,311
Accumulated other comprehensive income	689	460
Accumulated earnings	135,609	143,157
Total partners’ capital	1,250,216	1,206,045
Noncontrolling interest in consolidated subsidiaries	15,534	15,383
Total equity	1,265,750	1,221,428
Total liabilities and equity	$3,235,696	$3,279,809

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Rental revenue	$106,358	$98,773	$215,905	$198,127
Other income	188	292	267	379
Total revenue	106,546	99,065	216,172	198,506
EXPENSES
Depreciation and amortization	39,679	25,513	78,253	50,597
Real estate taxes	17,472	16,121	34,475	31,798
Property operating	18,260	15,708	38,766	33,134
General and administrative	9,368	9,907	18,414	18,965
Real estate impairment loss	—	—	—	34,055
Lease expense	3,115	3,156	6,243	6,311
Total expenses	87,894	70,405	176,151	174,860
Gain on sale of real estate	13,447	—	15,349	356
Interest income	661	564	1,349	1,075
Interest and debt expense	(21,896)	(18,131)	(42,473)	(33,424)
Gain (loss) on extinguishment of debt, net	21,699	(489)	21,427	(489)
Income (loss) before income taxes	32,563	10,604	35,673	(8,836)
Income tax expense	(539)	(41)	(1,204)	(747)
Net income (loss)	32,024	10,563	34,469	(9,583)
Less net loss attributable to NCI in consolidated subsidiaries	474	143	750	383
Net income (loss) attributable to unitholders	$32,498	$10,706	$35,219	$(9,200)

Earnings (loss) per unit - Basic:	$0.26	$0.09	$0.29	$(0.08)
Earnings (loss) per unit - Diluted:	$0.26	$0.09	$0.29	$(0.08)
Weighted average units outstanding - Basic	123,572	121,920	123,109	121,836
Weighted average units outstanding - Diluted	123,885	122,111	123,218	121,836

Net income (loss)	$32,024	$10,563	$34,469	$(9,583)
Effective portion of change in fair value of derivatives	(53)	(21)	240	(321)
Comprehensive income (loss)	31,971	10,542	34,709	(9,904)
Less net loss attributable to NCI in consolidated subsidiaries	474	143	750	383
Comprehensive income (loss) attributable to unitholders	$32,445	$10,685	$35,459	$(9,521)

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2023	117,571,250	$1,011,696	5,046,501	$44,472	$341	$(78,244)	$14,224	$992,489
Net income attributable to unitholders	—	—	—	—	—	10,706	—	10,706
Net loss attributable to NCI	—	—	—	—	—	—	(143)	(143)
Other comprehensive loss	—	—	—	—	(20)	(1)	—	(21)
Common units issued as a result of common shares issued by Urban Edge	18,352	217	56,556	—	—	(22)	—	195
Equity redemption of OP units	50,000	412	(50,000)	411	—	—	—	823
Reallocation of NCI	—	1,453	—	(2,276)	—	—	—	(823)
Distributions to Partners ($0.16 per unit)	—	—	—	—	—	(19,611)	—	(19,611)
Contributions from noncontrolling interests	—	—	—	—	—	—	663	663
Share-based compensation expense	—	204	—	1,998	—	—	—	2,202
Share-based awards retained for taxes	—	18	—	—	—	—	—	18
Balance, June 30, 2023	117,639,602	$1,014,000	5,053,057	$44,605	$321	$(87,172)	$14,744	$986,498
(1) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of June 30, 2023 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2024	118,815,093	$1,023,896	6,555,570	$58,231	$739	$124,410	$15,107	$1,222,383
Net income attributable to unitholders	—	—	—	—	—	32,498	—	32,498
Net loss attributable to NCI	—	—	—	—	—	—	(474)	(474)
Other comprehensive loss	—	—	—	—	(50)	(3)	—	(53)
Common units issued as a result of common shares issued by Urban Edge	1,622,418	28,961	173,558	—	—	(23)	—	28,938
Equity redemption of OP units	6,500	64	(6,500)	64	—	—	—	128
Reallocation of noncontrolling interests	—	238	—	(366)	—	—	—	(128)
Distributions to Partners ($0.17 per unit)	—	—	—	—	—	(21,273)	—	(21,273)
Contributions from noncontrolling interests	—	—	—	—	—	—	901	901
Share-based compensation expense	—	243	—	2,199	—	—	—	2,442
Issuance of accrued LTIP units	—	—	—	388	—	—	—	388
Balance, June 30, 2024	120,444,011	$1,053,402	6,722,628	$60,516	$689	$135,609	$15,534	$1,265,750
(2) Limited partners have a 5.3% common limited partnership interest in the Operating Partnership as of June 30, 2024 in the form of OP and LTIP Units.

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
(1) Limited partners have a 4.1% common limited partnership interest in the Operating Partnership as of June 30, 2023 in the form of OP Units and LTIP Units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,013,117	5,659,781	$49,311	$460	$143,157	$15,383	$1,221,428
Net income attributable to unitholders	—	—	—	—	—	35,219	—	35,219
Net loss attributable to NCI	—	—	—	—	—	—	(750)	(750)
Other comprehensive income	—	—	—	—	229	11	—	240
Common units issued as a result of common shares issued by Urban Edge	2,763,639	46,213	1,101,680	—	—	(46)	—	46,167
Equity redemption of OP units	38,833	368	(38,833)	368	—	—	—	736
Reallocation of NCI	—	(6,581)	—	5,845	—	—	—	(736)
Distributions to Partners ($0.34 per unit)	—	—	—	—	—	(42,732)	—	(42,732)
Contributions from NCI	—		—	—	—	—	901	901
Share-based compensation expense	—	480	—	4,383	—	—	—	4,863
Issuance of accrued LTIP units	—	—	—	609	—	—	—	609
Share-based awards retained for taxes	(11,117)	(195)	—	—	—	—	—	(195)
Balance, June 30, 2024	120,444,011	$1,053,402	6,722,628	$60,516	$689	$135,609	$15,534	$1,265,750
(2) Limited partners have a 5.3% common limited partnership interest in the Operating Partnership as of June 30, 2024 in the form of OP and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$34,469	$(9,583)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	80,151	52,148
Gain on sale of real estate	(15,349)	(356)
Real estate impairment loss	—	34,055
(Gain) loss on extinguishment of debt, net	(21,427)	489
Amortization of below market leases, net	(2,143)	(3,481)
Noncash lease expense	3,569	3,575
Straight-lining of rent	(1,503)	(1,711)
Share-based compensation expense	4,863	4,209
Change in operating assets and liabilities:
Tenant and other receivables	(1,475)	1,612
Deferred leasing costs	(3,626)	(4,303)
Prepaid expenses and other assets	(2,887)	(1,103)
Lease liabilities	(3,463)	(3,424)
Accounts payable, accrued expenses and other liabilities	(7,021)	(3,678)
Net cash provided by operating activities	64,158	68,449
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(41,564)	(54,739)
Proceeds from sale of real estate	35,183	356
Acquisitions of real estate	(115,549)	(2,071)
Net cash used in investing activities	(121,930)	(56,454)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(168,502)	(347,866)
Distributions to partners	(42,732)	(39,210)
Taxes withheld for vested restricted units	(195)	(119)
Contributions from noncontrolling interests	901	1,221
Borrowings under unsecured credit facility	60,000	—
Proceeds from mortgage loan borrowings	100,000	344,000
Debt issuance costs	(2,012)	(5,564)
Proceeds related to the issuance of common shares	37,270	195
Net cash used in financing activities	(15,270)	(47,343)
Net decrease in cash and cash equivalents and restricted cash	(73,042)	(35,348)
Cash and cash equivalents and restricted cash at beginning of period	174,248	128,774
Cash and cash equivalents and restricted cash at end of period	$101,206	$93,426

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $5,307 and $5,541, respectively	$44,430	$29,606
Cash payments for income taxes	8,901	32
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	17,510	23,926
Write-off of fully depreciated and impaired assets	10,084	35,963
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	47,518	—
Mortgages payable, net	68,613	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$101,123	$85,518
Restricted cash at beginning of period	73,125	43,256
Cash and cash equivalents and restricted cash at beginning of period	$174,248	$128,774

Cash and cash equivalents at end of period	$78,615	$48,930
Restricted cash at end of period	22,591	44,496
Cash and cash equivalents and restricted cash at end of period	$101,206	$93,426

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2024, Urban Edge owned approximately 94.7% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of June 30, 2024, our portfolio consisted of 71 shopping centers, two outlet centers and two malls totaling approximately 17.2 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (“SEC”).
The consolidated balance sheets as of June 30, 2024 and December 31, 2023 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of June 30, 2024 and December 31, 2023, excluding the Operating Partnership, we consolidated two VIEs with total assets of $49.3 million and $47.2 million, respectively, and total liabilities of $23.9 million and $20.3 million, respectively. The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024 and 2023, include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
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
None of our tenants accounted for more than 10% of our revenue or property operating income as of June 30, 2024.

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

In August 2023, FASB issued ASU 2023-05 Business Combinations - Joint Venture Formation (Subtopic 805-60): Recognition and Initial Measurement, which provides an update to the accounting treatment of joint ventures upon formation. This update requires companies to measure assets and liabilities contributed to joint ventures at fair value at the time of formation and has an effective date of January 1, 2025. The update is to be applied prospectively, with a retrospective option for previously formed joint ventures. The Company will adopt the provisions of this ASU for any future joint venture formations.
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
In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The Company will adopt and incorporate any required disclosures in its December 31, 2025 Annual Report on Form 10-K.
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

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the six months ended June 30, 2024 and 2023, the Company closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
February 8, 2024	Heritage Square	Watchung	NJ	87,000	$33,838
April 5, 2024	Ledgewood Commons	Roxbury Township	NJ	448,000	83,211
				2024 Total	$117,049

June 21, 2023	Sunrise Mall (Ground Lease)(2)	Massapequa	NY	—	$2,071
				2023 Total	$2,071
(1) The total purchase price for the properties acquired during the six months ended June 30, 2024 and 2023 includes $2.1 million and $0.1 million of transaction costs, respectively.
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
On April 5, 2024, the Company closed on the acquisition of Ledgewood Commons, located in Roxbury Township, NJ, for a purchase price of $83.2 million, including transaction costs. The center, aggregating 448,000 sf, is anchored by a grocer and includes two pre-approved but undeveloped outparcels. On May 3, 2024, the Company obtained a 5-year, $50 million mortgage secured by the property that bears interest at a fixed rate of 6.03%.
The aggregate purchase prices of the above property acquisitions have been allocated as follows:

(amounts in thousands) Property Name	Land	Buildings and Improvements	Identified Intangible Assets(1)	Identified Intangible Liabilities(1)	Total Purchase Price
Heritage Square	$7,343	$24,643	$4,763	$(2,911)	$33,838
Ledgewood Commons	24,313	56,352	15,137	(12,591)	83,211
2024 Total	$31,656	$80,995	$19,900	$(15,502)	$117,049

Sunrise Mall (Ground Lease)	$2,071	$—	$—	$—	$2,071
2023 Total	$2,071	$—	$—	$—	$2,071
(1) As of June 30, 2024, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2024 were 10.4 years and 18.3 years, respectively.

Dispositions
During the six months ended June 30, 2024, the Company disposed of two properties and received proceeds of $34.8 million, net of selling costs, resulting in a $15.3 million gain on sale of real estate.
On April 26, 2024, the Company completed the sale of its 127,000 sf industrial property located in Lodi, NJ for a gross price of $29.2 million and recognized a gain on sale of real estate of $13.1 million. The sale was structured as part of a Section 1031 exchange with the acquisition of Heritage Square which closed on February 8, 2024, allowing for the deferral of capital gains resulting from the sale for income tax purposes.
On March 14, 2024, the Company completed the sale of its 95,000 sf property located in Hazlet, NJ for a gross price of $8.7 million and recognized a gain on sale of real estate of $1.5 million.
The total gain on sale of real estate of $15.3 million for the six months ended June 30, 2024 includes amounts related to properties disposed of in prior periods.
During the six months ended June 30, 2023, no dispositions were completed by the Company, however, a gain on sale of real estate of $0.4 million was recognized in connection with the release of escrow funds related to a property that was disposed of in a prior period.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The Company’s identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $114.5 million and $175.8 million, respectively, as of June 30, 2024 and $113.9 million and $170.4 million, respectively, as of December 31, 2023.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.7 million and $2.1 million for the three and six months ended June 30, 2024, respectively, and $2.0 million and $3.5 million for the same periods in 2023.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $7.5 million and $14.4 million for the three and six months ended June 30, 2024, respectively, and $2.5 million and $4.9 million for the same periods in 2023.
The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2024 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2024(1)	$5,496	$(835)	$(13,705)
2025	10,817	(2,448)	(20,066)
2026	10,473	(1,254)	(14,209)
2027	10,358	(1,023)	(11,672)
2028	10,197	(990)	(10,173)
2029	9,914	(931)	(8,975)
(1) Remainder of 2024.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of June 30, 2024 and December 31, 2023.

(Amounts in thousands)	Maturity	Interest Rate at June 30, 2024	June 30, 2024	December 31, 2023
Mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	—%	$—	$26,930
Greenbrook Commons(1)	11/15/2024	—%	—	25,065
Gun Hill Commons(1)	12/1/2024	—%	—	23,696
Plaza at Woodbridge(2)	6/8/2027	5.26%	51,598	52,278
Total variable rate debt			51,598	127,969
Fixed rate
Brick Commons	12/10/2024	3.87%	47,190	47,683
West End Commons	12/10/2025	3.99%	23,959	24,196
Town Brook Commons	12/1/2026	3.78%	29,922	30,229
Rockaway River Commons	12/1/2026	3.78%	26,492	26,763
Hanover Commons	12/10/2026	4.03%	60,747	61,324
Tonnelle Commons	4/1/2027	4.18%	96,210	97,115
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	21,773	22,015
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center(3)	2/6/2028	—%	—	69,054
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	36,378	36,725
Union (Vauxhall)	12/10/2028	4.01%	44,798	45,202
Yonkers Gateway Center(4)	4/10/2029	6.30%	50,000	23,148
Ledgewood Commons	5/5/2029	6.03%	50,000	—
The Shops at Riverwood	6/24/2029	4.25%	21,142	21,326
Shops at Bruckner	7/1/2029	6.00%	37,587	37,817
Huntington Commons	12/5/2029	6.29%	43,704	43,704
Bergen Town Center	4/10/2030	6.30%	290,000	290,000
The Outlets at Montehiedra	6/1/2030	5.00%	74,595	75,590
Montclair(5)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	39,250	39,607
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	15,821	15,920
Shops at Caguas	8/1/2033	6.60%	82,000	82,000
Mount Kisco Commons	11/15/2034	6.40%	10,752	11,098
Total fixed rate debt			1,464,570	1,462,766
Total mortgages payable			1,516,168	1,590,735
	Unamortized debt issuance costs		(13,138)	(12,625)
Total mortgages payable, net			$1,503,030	$1,578,110

(1)The Company paid off the loan prior to maturity on January 2, 2024.
(2)Bears interest at one month SOFR plus 226 bps. The variable component of the debt is hedged with an interest rate cap agreement to limit SOFR to a maximum of 3%, which expires July 1, 2025.
(3)In April 2023, the Company notified the servicer that the cash flows generated by the property were insufficient to cover the debt service and that it was unwilling to fund the shortfalls. In May 2023, the mortgage was transferred to special servicing at the Company's request. On June 27, 2024, the property was foreclosed on and the lender took possession, discharging the Company of all assets and liabilities associated with it. As a result, the Company recognized a $21.7 million gain on extinguishment of debt.
(4)On March 28, 2024, the Company refinanced the mortgage secured by the property with a new 5-year, $50 million loan.

(5)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.4 billion as of June 30, 2024. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2024, we were in compliance with all debt covenants.
As of June 30, 2024, the principal repayments of the Company’s total outstanding debt for the remainder of 2024 and the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2024(1)	$54,040
2025	37,945
2026	126,607
2027	318,273
2028	323,629
2029	202,039
Thereafter	603,635
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
On August 9, 2022, we amended and restated the Agreement, in order to, among other things, increase the credit facility size by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the amended and restated Agreement are subject to interest at SOFR plus 1.03% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over SOFR and the facility fee are based on our current leverage ratio and are subject to change. The Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x.
The Company has obtained five letters of credit issued under the Agreement, aggregating $30.1 million. The letters of credit were provided to mortgage lenders to secure the Company’s obligations in relation to certain reserves and capital requirements per the respective loan agreements. The letters of credit issued under the Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn as of June 30, 2024 and no separate liability has been recorded in association with them.
As of June 30, 2024, $150 million was drawn under the Agreement with an available remaining balance of $619.9 million, including undrawn letters of credit. Subsequent to the quarter, the Company repaid an additional $45 million on the outstanding balance using proceeds generated from equity issuances under its at-the-market equity offering program (the “ATM Program”).
Financing costs associated with executing the Agreement of $4.3 million and $5.1 million as of June 30, 2024 and December 31, 2023, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

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

Ledgewood Commons
On May 3, 2024, the Company obtained a 5-year, $50 million mortgage loan secured by its property Ledgewood Commons, located in Roxbury Township, NJ. The loan bears interest at a fixed rate of 6.03%.

Mortgage on Kingswood Center
In March 2023, an office tenant representing 50,000 sf (approximately 40% of the total gross leasable area) informed us that they intended to vacate in 2024, and a tenant representing 17,000 sf terminated their lease early, effective April 17, 2023. As a result of these events, the Company notified the servicer that the projected cash flows generated by the property would be insufficient to cover debt service and that it was unwilling to fund the shortfalls. In May 2023, the loan was transferred to special servicing at the Company’s request, and per the terms of the loan agreement, the Company began to accrue default interest at a rate of 5% on the outstanding principal balance. On June 27, 2024, the foreclosure process was completed and the lender took possession of the property, eliminating the $68.6 million mortgage liability secured by the property and resulting in a $21.7 million gain on extinguishment of debt.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 2.25 years. As of June 30, 2024, the remaining exposure under the guarantee is $5.1 million. There was no separate liability recorded related to this guarantee.

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
For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the six months ended June 30, 2024 and 2023, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the six months ended June 30, 2024, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three and six months ended June 30, 2024, the Puerto Rico income tax expense was $0.5 million and $1.2 million, respectively, and $0.7 million and $1.4 million for the same periods in 2023. The REIT was not subject to any material state and local income tax expense or benefit for the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the REIT was not subject to any material state and local income tax expense and recognized a $0.7 million state and local income tax benefit related to an income tax refund from a prior period. All amounts for the three and six months ended June 30, 2024 and 2023 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three and six months ended June 30, 2024 and 2023. The components of rental revenue for the three and six months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Rental Revenue
Fixed lease revenue	$80,134	$74,423	$160,256	$147,922
Variable lease revenue(1)	26,224	24,350	55,649	50,205
Total rental revenue	$106,358	$98,773	$215,905	$198,127
(1) Percentage rents for the three and six months ended June 30, 2024 were $0.3 million and $1.3 million, respectively, and $0.3 million and $1.1 million for the same periods in 2023.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$2,469	$—	$2,469

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$2,515	$—	$2,515
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of June 30, 2024, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.

The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of June 30, 2024 and December 31, 2023:

(Amounts in thousands)	As of June 30, 2024
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$1,122	$51,598	SOFR + 2.26%	7.48%	5.26%	7/1/2025
Montclair interest rate swap	1,347	7,250	SOFR + 2.57%	8.02%	3.15%	8/15/2030

	As of December 31, 2023
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$1,259	$52,278	SOFR + 2.26%	7.49%	5.26%	7/1/2025
Montclair interest rate swap	1,256	7,250	SOFR + 2.57%	7.76%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2024 and 2023:

	Unrealized Gain (Loss) Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Hedged Instrument	2024	2023	2024	2023
Plaza at Woodbridge interest rate cap	$(40)	$(160)	$149	$(268)
Montclair interest rate swap	(13)	139	91	(53)
Total	$(53)	$(21)	$240	$(321)

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our Level 2 financial instruments as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024		As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,516,168	$1,415,139	$1,590,735	$1,489,601
Unsecured credit facility	150,000	143,926	153,000	145,882
(1) Carrying amounts exclude unamortized debt issuance costs of $13.1 million and $12.6 million as of June 30, 2024 and December 31, 2023, respectively.

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
No impairment charges were recognized during the three and six months ended June 30, 2024.
During the three months ended March 31, 2023, the Company recognized an impairment charge of $34.1 million on our property, Kingswood Center. The property, an office and retail center comprising 129,000 sf, was acquired in February 2020 and is located in Brooklyn, NY. In March of 2023, an office tenant representing 50,000 sf informed us that they intended to vacate in 2024, and a tenant representing 17,000 sf terminated their lease early, effective April 17, 2023. As a result of these events and the uncertainty of the office market, we determined that the undiscounted future cash flows and future terminal value were less than the carrying value of the property. On June 27, 2024, the property was foreclosed on and the Company no longer has possession.
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

Redevelopment and Anchor Repositioning
The Company has 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $170.1 million, of which $109.2 million remains to be funded as of June 30, 2024. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.3 million and $1.4 million on our consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
During the three months ended June 30, 2024, the Company had four tenants file for Chapter 11 bankruptcy protection, including Red Lobster, Express, Sam Ash, and Sticky’s. We have three leases with Red Lobster, and one lease with each of Express, Sam Ash Music and Sticky’s Finger Joint. The six leases total 54,100 sf and generate $2.5 million in annual rental revenue. Given the recent bankruptcy filings, it is uncertain whether these stores will continue to operate, close permanently, or whether they will be sold to other operators as part of the bankruptcy proceedings.

Letters of Credit
As of June 30, 2024, the Company had five letters of credit issued under our revolving credit agreement aggregating $30.1 million. These letters were provided to mortgage lenders to secure the Company’s obligations for certain capital requirements per the respective mortgage agreements. If a lender were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the lender or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the Revolving Credit Agreement. As of June 30, 2024, the letters remain undrawn and there is no separate liability recorded in connection with their issuance.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2024	December 31, 2023
Deferred tax asset, net	$24,622	$20,899
Other assets	17,054	22,729
Deferred financing costs, net of accumulated amortization of $9,745 and $8,920, respectively	4,273	5,098
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	6,357	10,411
Insurance	8,377	1,792
Licenses/fees	1,187	902
Total prepaid expenses and other assets	$64,594	$64,555

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2024	December 31, 2023
Accrued capital expenditures and leasing costs	$19,150	$23,044
Deferred tenant revenue	34,044	34,840
Accrued interest payable	5,934	11,190
Security deposits	5,722	7,279
Other liabilities and accrued expenses	9,516	14,245
Finance lease liability	3,034	3,028
Accrued payroll expenses	11,123	9,371
Total accounts payable, accrued expenses and other liabilities	$88,523	$102,997

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Interest expense	$20,858	$17,082	$40,416	$31,419
Amortization of deferred financing costs	1,038	1,049	2,057	2,005
Total interest and debt expense	$21,896	$18,131	$42,473	$33,424

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
On August 15, 2022, the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with various financial institutions acting as agents, forward sellers, and forward purchasers. Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million. Concurrently with the Equity Distribution Agreement, the Company entered into separate master forward confirmations (collectively, the “Master Confirmations”) with each of the forward purchasers. Sales under the ATM Program may be made from time to time, as needed, by means of ordinary brokers’ transactions or other transactions that are deemed to be “at the market” offerings, in privately negotiated transactions, which may include block trades, or as otherwise agreed with the sales agents. The ATM Program replaced the Company’s previous at-the-market program established on June 7, 2021.
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
During the six months ended June 30, 2024, the Company issued 2,690,298 common shares at a weighted average price of $17.85 per share under the ATM Program, generating net cash proceeds of $47.4 million. In addition, we incurred $1.5 million of offering expenses related to the issuance of these common shares. Subsequent to the quarter, we issued an additional 891,643 shares at a weighted average price of $18.23 per share under the ATM program, generating net cash proceeds of $16.0 million. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the six months ended June 30, 2024 and 2023, no shares were repurchased by the Company. All share repurchases by the Company were completed between March and April of 2020, and aggregated 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. As of June 30, 2024, there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of June 30, 2024, Urban Edge owned approximately 94.7% of the outstanding common OP units with the remaining limited OP units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended June 30, 2024 and 2023, the Company declared distributions on common shares and OP units of $0.17 and $0.16 per share/unit, respectively. During the six months ended June 30, 2024 and 2023, the Company declared distributions on common shares and OP units of $0.34 and $0.32 per share/unit in the aggregate, respectively.

Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. LTIP unit awards were granted to certain executives pursuant to the Company’s 2024 Omnibus Share Plan, 2015 Omnibus Share Plan and 2018 Inducement Equity Plan. OP units were issued to contributors in exchange for their property interests in connection with the Company’s property acquisitions in 2017.
The total of the OP units and LTIP units represent a 5.3% and 5.1% weighted-average interest in the Operating Partnership for the three and six months ended June 30, 2024, respectively. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,363	$1,262	$2,549	$2,249
Performance-based LTIP expense(2)	836	735	1,834	1,463
Restricted share expense	214	174	421	413
Deferred share unit (“DSU”) expense	29	31	59	64
Stock option expense	—	—	—	20
Total Share-based compensation expense	$2,442	$2,202	$4,863	$4,209
(1) Expense for the three and six months ended June 30, 2024 includes the 2024, 2023, 2022, 2021, and 2020 LTI Plans.
(2) Expense for the three and six months ended June 30, 2024 includes the 2024, 2023, 2022, 2021, 2020, and 2019 LTI Plans.

Equity award activity during the six months ended June 30, 2024 included: (i) 1,043,543 LTIP units granted, (ii) 336,661 LTIP units vested, (iii) 155,513 LITP units earned upon completion of the 2021 LTI Plan, (iv) 63,041 restricted shares granted, (v) 42,037 restricted shares vested, (vi) 5,838 LTIP units forfeited, and (vii) 5,254 restricted shares forfeited.

2024 Long-Term Incentive Plan
On February 9, 2024, the Company established the 2024 Long-Term Incentive Plan (“2024 LTI Plan”) under its 2015 Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time. With respect to the other half of the program, the awards are earned and vest if certain relative and absolute total shareholder return (“TSR”) and/or funds from operations (“FFO”) and same-property net operating income (“SP NOI”) growth targets are achieved by the Company over a three-year performance period. The total grant date fair value under the 2024 LTI Plan was $7.5 million, comprising both performance-based and time-based awards as described further below:

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

Time-based awards
The time-based awards granted under the 2024 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of June 30, 2024, the Company granted time-based awards under the 2024 LTI Plan that represent 232,808 LTIP units with a grant date fair value of $3.7 million.

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
The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to common shareholders	$30,759	$10,262	$33,362	$(8,856)
Less: (earnings) loss allocated to unvested participating securities	(29)	(8)	(31)	5
Net income (loss) available for common shareholders - basic	$30,730	$10,254	$33,331	$(8,851)
Impact of assumed conversions:
OP and LTIP Units	10	—	—	—
Net income (loss) available for common shareholders - dilutive	$30,740	$10,254	$33,331	$(8,851)

Denominator:
Weighted average common shares outstanding - basic	118,859	117,482	118,466	117,466
Effect of dilutive securities(1):
Restricted share awards	112	96	109	—
Weighted average common shares outstanding - diluted	118,971	117,578	118,575	117,466

Earnings per share available to common shareholders:
Earnings (loss) per common share - Basic	$0.26	$0.09	$0.28	$(0.08)
Earnings (loss) per common share - Diluted	$0.26	$0.09	$0.28	$(0.08)
(1) For the three and six months ended June 30, 2024 and 2023, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per unit amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to unitholders	$32,498	$10,706	$35,219	$(9,200)
Less: net (income) loss attributable to participating securities	(29)	(8)	(31)	5
Net income (loss) available for unitholders	$32,469	$10,698	$35,188	$(9,195)

Denominator:
Weighted average units outstanding - basic	123,572	121,920	123,109	121,836
Effect of dilutive securities issued by Urban Edge	112	96	109	—
Unvested LTIP Units	201	95	—	—
Weighted average units outstanding - diluted	123,885	122,111	123,218	121,836

Earnings per unit available to unitholders:
Earnings (loss) per unit - Basic	$0.26	$0.09	$0.29	$(0.08)
Earnings (loss) per unit - Diluted	$0.26	$0.09	$0.29	$(0.08)

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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of June 30, 2024, Urban Edge owned approximately 94.7% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of June 30, 2024, our portfolio consisted of 71 shopping centers, two outlet centers and two malls totaling approximately 17.2 million square feet.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 contains a description of our critical accounting estimates, including valuing acquired assets and liabilities and impairments. For the six months ended June 30, 2024, there were no material changes to these estimates.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty. In recent years, inflation levels were elevated resulting in increased costs for certain goods and services. Inflation began to decrease in the second quarter of 2023 but still remains at elevated levels compared to the years preceding 2021. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses resulting from inflation, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. In response to the rising rate of inflation, the Federal Reserve raised benchmark interest rates, resulting in an increase in the cost of borrowing, which could remain at elevated levels in the near-term and long-term. As of June 30, 2024, approximately 88% of our outstanding debt is fixed rate, with the remaining 12% indexed to SOFR, plus an applicable margin per the respective loan agreements. We occasionally utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of June 30, 2024, we were counterparty to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for, and are designated as, hedging instruments. We are actively managing our business to respond to the economic and social impact from events such as those described above. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income (loss)	$32,024	$10,563	$34,469	$(9,583)
FFO applicable to diluted common shareholders(1)	58,397	35,918	97,447	74,520
NOI(1)	66,702	61,537	133,394	122,683
Same-property NOI(1)	54,357	52,471	109,029	105,968
(1) Refer to pages 35-36 for a reconciliation to the most directly comparable generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
Net income for the three months ended June 30, 2024 was $32.0 million, compared to net income of $10.6 million for the three months ended June 30, 2023. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended June 30, 2024 as compared to the same period in 2023:

	Three Months Ended June 30,
(Amounts in thousands)	2024	2023	$ Change
Total revenue	$106,546	$99,065	$7,481
Depreciation and amortization	39,679	25,513	14,166
Real estate taxes	17,472	16,121	1,351
Property operating expenses	18,260	15,708	2,552
General and administrative expenses	9,368	9,907	(539)
Gain on sale of real estate	13,447	—	13,447
Interest and debt expense	21,896	18,131	3,765
Gain (loss) on extinguishment of debt, net	21,699	(489)	22,188
Income tax expense	539	41	498
Total revenue increased by $7.5 million to $106.5 million in the second quarter of 2024 from $99.1 million in the second quarter of 2023. The increase is primarily attributable to:
•$5.9 million increase as a result of property acquisitions, net of dispositions;
•$2.6 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases; and
•$0.9 million decrease in rental revenue deemed uncollectible; offset by
•$1.9 million decrease in non-cash revenues driven by accelerated amortization of above-market lease intangibles in the second quarter of 2024 related to a tenant termination.
Depreciation and amortization increased by $14.2 million to $39.7 million in the second quarter of 2024 from $25.5 million in the second quarter of 2023. The increase is primarily attributable to:
•$8.1 million increase as a result of property acquisitions, net of dispositions; and
•$6.1 million increase due to assets placed in service for completion of redevelopment projects since the second quarter of 2023.
Real estate tax expense increased by $1.4 million to $17.5 million in the second quarter of 2024 from $16.1 million in the second quarter of 2023. The increase is primarily attributable to the impact of property acquisitions, net of dispositions.
Property operating expenses increased by $2.6 million to $18.3 million in the second quarter of 2024 from $15.7 million in the second quarter of 2023. The increase is primarily attributable to:
•$2.0 million higher expenses incurred for increased insurance premiums and higher common area maintenance expenses across the portfolio as compared to the second quarter of 2023; and
•$0.6 million increase as a result of property acquisitions, net of dispositions.
General and administrative expenses decreased by $0.5 million to $9.4 million in the second quarter of 2024 from $9.9 million in the second quarter of 2023. The decrease is primarily attributable to lower employment expenses.
We recognized a gain on sale of real estate of $13.4 million in the second quarter of 2024 primarily related to the sale of a property located in Lodi, NJ.
Interest and debt expense increased by $3.8 million to $21.9 million in the second quarter of 2024 from $18.1 million in the second quarter of 2023. The increase is primarily attributable to:
•$3.2 million increase in interest expense due to new debt and loan refinancings since the second quarter of 2023; and
•$2.8 million increase due to outstanding borrowings under our line of credit to finance the acquisition of two properties in the fourth quarter of 2023; offset by
•$2.2 million decrease in interest expense due to the pay off of five loans since the second quarter of 2023.
In the second quarter of 2024, we recognized a $21.7 million gain on extinguishment of debt as a result of the foreclosure settlement of Kingswood Center. We recognized a $0.5 million loss on extinguishment of debt in the second quarter of 2023 related to the early pay off of the mortgage loan secured by the Plaza at Cherry Hill.
Income tax expense increased by $0.5 million as compared to the second quarter of 2023 driven by a $0.7 million income tax benefit recognized in June 2023 related to the tax planning measures implemented for the refinancing and debt restructuring that occurred in 2020.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023
Net income for the six months ended June 30, 2024 was $34.5 million, compared to net loss of $9.6 million for the six months ended June 30, 2023. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the six months ended June 30, 2024 as compared to the same period in 2023:

	Six Months Ended June 30,
(Amounts in thousands)	2024	2023	$ Change
Total revenue	$216,172	$198,506	$17,666
Depreciation and amortization	78,253	50,597	27,656
Real estate taxes	34,475	31,798	2,677
Property operating expenses	38,766	33,134	5,632
General and administrative expenses	18,414	18,965	(551)
Real estate impairment loss	—	34,055	(34,055)
Gain on sale of real estate	15,349	356	14,993
Interest and debt expense	42,473	33,424	9,049
Gain (loss) on extinguishment of debt, net	21,427	(489)	21,916
Income tax expense	1,204	747	457
Total revenue increased by $17.7 million to $216.2 million in the six months ended June 30, 2024 from $198.5 million in the six months ended June 30, 2023. The increase is primarily attributable to:
•$10.8 million increase as a result of property acquisitions, net of dispositions;
•$7.1 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases; and
•$1.7 million decrease in rental revenue deemed uncollectible; offset by
•$1.9 million decrease in non-cash revenues driven by accelerated amortization of above-market lease intangibles in the second quarter of 2024 related to a tenant termination.
Depreciation and amortization increased by $27.7 million to $78.3 million in the six months ended June 30, 2024 from $50.6 million in the six months ended June 30, 2023. The increase is primarily attributable to:
•$14.9 million increase as a result of property acquisitions, net of dispositions; and
•$12.8 million increase due to assets placed in service for completion of redevelopment projects since the first six months of 2023.
Real estate taxes increased by $2.7 million to $34.5 million in the six months ended June 30, 2024 from $31.8 million in the six months ended June 30, 2023. The increase is primarily attributable to the impact of property acquisitions, net of dispositions.
Property operating expenses increased by $5.6 million to $38.8 million in the six months ended June 30, 2024 from $33.1 million in the six months ended June 30, 2023. The increase is primarily attributable to:
•$4.1 million higher expenses incurred for increased insurance premiums and higher common area maintenance expenses across the portfolio as compared to the first six months of 2023; and
•$1.5 million increase as a result of property acquisitions, net of dispositions.
General and administrative expenses decreased by $0.6 million to $18.4 million in the six months ended June 30, 2024 from $19.0 million in the six months ended June 30, 2023. The decrease is primarily attributable to lower employment expenses and professional fees.
We recognized a real estate impairment loss of $34.1 million in the first quarter of 2023, reducing the carrying value of an office and retail property located in Brooklyn, NY.
We recognized a $15.3 million gain on sale of real estate during the six months ended June 30, 2024 primarily related to the sale of two properties. In the six months ended June 30, 2023, we recognized a gain on sale of real estate of $0.4 million related to the release of escrow funds from a property disposed of in a prior period.
Interest and debt expense increased by $9.0 million to $42.5 million in the six months ended June 30, 2024 from $33.4 million in the six months ended June 30, 2023. The increase is primarily attributable to:
•$7.3 million increase in interest expense due to new debt and loan refinancings since the second quarter of 2023; and
•$5.4 million increase due to outstanding borrowings under our line of credit to finance the acquisition of two properties in the fourth quarter of 2023; offset by
•$3.7 million decrease in interest expense due to the pay off of five loans since the second quarter of 2023.

We recognized a $21.7 million gain on extinguishment of debt for the six months ended June 30, 2024 attributable to the foreclosure settlement of Kingswood Center, partially offset by a $0.3 million loss on extinguishment of debt as a result of the early pay off of three variable rate mortgage loans in January 2024. During the six months ended June 30, 2023, we recognized a $0.5 million loss on extinguishment of debt related to the early pay off of the mortgage loan secured by the Plaza at Cherry Hill.
Income tax expense increased by $0.5 million to $1.2 million in the six months ended June 30, 2024 from $0.7 million in the six months ended June 30, 2023. The increase was driven by an income tax benefit recognized in the second quarter of 2023 related to the tax planning measures implemented for the refinancing and debt restructuring that occurred in 2020.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 66 properties for the three and six months ended June 30, 2024 and 2023. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $1.9 million, or 3.6% for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 and increased by $3.1 million, or 2.9%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023. Same-property NOI, including properties in redevelopment, increased by $2.3 million, or 4.0%, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 and increased by $4.5 million, or 3.9%, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
The following table reconciles net income to NOI and same-property NOI for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income (loss)	$32,024	$10,563	$34,469	$(9,583)
Other expense	22	244	247	470
Depreciation and amortization	39,679	25,513	78,253	50,597
General and administrative expense	9,368	9,907	18,414	18,965
Gain on sale of real estate	(13,447)	—	(15,349)	(356)
Interest income	(661)	(564)	(1,349)	(1,075)
Interest and debt expense	21,896	18,131	42,473	33,424
(Gain) loss on extinguishment of debt, net	(21,699)	489	(21,427)	489
Income tax expense	539	41	1,204	747
Real estate impairment loss	—	—	—	34,055
Non-cash revenue and expenses	(1,019)	(2,787)	(3,541)	(5,050)
NOI	66,702	61,537	133,394	122,683
Adjustments:
Non-same property NOI and other(1)	(12,817)	(9,270)	(25,312)	(17,925)
Sunrise Mall net operating loss	472	454	994	1,468
Tenant bankruptcy settlement income and lease termination income	—	(250)	(47)	(258)
Same-property NOI	$54,357	$52,471	$109,029	$105,968
NOI related to properties being redeveloped	5,248	4,815	11,061	9,618
Same-property NOI including properties in redevelopment	$59,605	$57,286	$120,090	$115,586
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process in the periods being compared.

Funds From Operations
FFO applicable to diluted common shareholders was $58.4 million for the three months ended June 30, 2024 compared to $35.9 million for the three months ended June 30, 2023, and $97.4 million for the six months ended June 30, 2024 compared to $74.5 million for the six months ended June 30, 2023.
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

The following table reflects the reconciliation of net income to FFO for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income (loss)	$32,024	$10,563	$34,469	$(9,583)
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(1,739)	(444)	(1,857)	344
Consolidated subsidiaries	474	143	750	383
Net income (loss) attributable to common shareholders	30,759	10,262	33,362	(8,856)
Adjustments:
Rental property depreciation and amortization	39,346	25,212	77,577	50,021
Limited partnership interests in operating partnership(1)	1,739	444	1,857	(344)
Gain on sale of real estate(2)	(13,447)	—	(15,349)	(356)
Real estate impairment loss(3)	—	—	—	34,055
FFO applicable to diluted common shareholders	$58,397	$35,918	$97,447	$74,520
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

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.17 per common share and OP unit for the first and second quarters of 2024, or an annual rate of $0.68. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
We have an $800 million revolving credit agreement (the “Agreement”) with certain financial institutions which has a maturity date of February 9, 2027 and includes two six-month extension options. The Company obtained five letters of credit issued under the Agreement, aggregating $30.1 million, and provided them to mortgage lenders to secure its obligations for certain capital requirements per the respective mortgage agreements. The letters of credit issued under the Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn. As of June 30, 2024 there was $150 million drawn under the Agreement with an available remaining balance of $619.9 million under the facility. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Agreement.
In August 2022, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). During the six months ended June 30, 2024, the Company issued 2,690,298 common shares at a weighted average price of $17.85 per share under the ATM Program, generating cash proceeds of $47.4 million, net of commissions paid to distribution agents. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.
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
At June 30, 2024, we had cash and cash equivalents, including restricted cash, of $101.2 million and approximately $619.9 million available under the Agreement. The available balance under the Agreement and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $101.2 million at June 30, 2024, compared to $174.2 million at December 31, 2023 and $93.4 million at June 30, 2023, a decrease of $73.0 million and an increase $7.8 million, respectively. Our cash flow activities are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$64,158	$68,449	$(4,291)
Net cash used in investing activities	(121,930)	(56,454)	(65,476)
Net cash used in financing activities	(15,270)	(47,343)	32,073

Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $64.2 million for the six months ended June 30, 2024 decreased by $4.3 million from $68.4 million for the six months ended June 30, 2023. The decrease is due to the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $121.9 million for the six months ended June 30, 2024 increased by $65.5 million compared to net cash used in investing activities of $56.5 million for the six months ended June 30, 2023. The increase is primarily due to (i) $113.5 million increase in cash used for the acquisition of real estate, offset by (ii) $34.8 million increase in cash provided by the sale of properties, and (iii) $13.2 million decrease in cash used for real estate development and capital improvements.
The Company had 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $170.1 million, of which $60.9 million had been incurred and $109.2 million remained to be funded as of June 30, 2024.
The following summarizes capital expenditures presented on a cash basis for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
(Amounts in thousands)	2024	2023
Capital expenditures:
Development and redevelopment costs	$26,604	$40,619
Capital improvements	10,806	11,661
Tenant improvements and allowances	3,254	2,830
Total capital expenditures	$40,664	$55,110

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $15.3 million for the six months ended June 30, 2024 decreased by $32.1 million from cash used in financing activities of $47.3 million for the six months ended June 30, 2023. The decrease is primarily due to (i) $179.4 million decrease in cash used for debt repayments, (ii) $60 million increase in borrowings under the credit facility, (iii) $37.1 million increase in cash for proceeds from the issuance of common shares under the ATM program, and (iv) $3.5 million decrease in debt issuance costs driven by the refinancing of the mortgage loan on the Outlets at Bergen Town Center in the second quarter of 2023, offset by (v) $244.0 million decrease in mortgage proceeds, (vi) $3.5 million increase in distributions to shareholders and unitholders of the Operating Partnership, (vii) $0.3 million decrease in cash contributed by noncontrolling interests, and (viii) $0.1 million increase in tax withholdings on vested restricted stock.
On May 3, 2024, the Company obtained a 5-year, $50 million mortgage loan secured by its property Ledgewood Commons, located in Roxbury Township, NJ. The loan bears interest at a fixed rate of 6.03%.
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
During the six months ended June 30, 2024, the Company issued 2,690,298 common shares at a weighted average price of $17.85 per share under its ATM Program, generating cash proceeds of $47.4 million, net of commissions paid to distribution agents. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.

Contractual Obligations
We have contractual obligations related to our mortgage loans and line of credit that are both fixed and variable. As of June 30, 2024, our variable rate loans bear interest at a floating rate based on SOFR plus an applicable margin of 1.03% to 2.26%.
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
We believe that cash flows from our current operations, cash on hand, the line of credit under the Agreement, the potential to refinance our loans and our general ability to access the capital markets will be sufficient to finance our operations and fund our obligations in both the short-term and long-term.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of June 30, 2024, our variable rate debt outstanding had rates indexed to SOFR.

	2024					2023
(Amounts in thousands)	June 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate debt	$201,598		6.18%	$1,500	(3)	$280,969		6.53%
Fixed rate debt	1,464,570		4.98%	—	(2)	1,462,766		4.88%
	$1,666,168	(1)		$1,500		$1,743,735	(1)
(1) Excludes unamortized debt issuance costs of $13.1 million and $12.6 million as of June 30, 2024 and December 31, 2023, respectively. Debt issuance costs related to our unsecured credit facility are included within prepaid expenses and other assets on the consolidated balance sheets.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $14.6 million based on outstanding balances as of June 30, 2024.
(3) Excludes the impact of a 1% increase on our $51.6 million variable rate mortgage on Plaza at Woodbridge as the loan is hedged with an interest rate cap to limit the maximum SOFR to 3.0%. See Note 9 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Plaza at Woodbridge interest rate cap.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of June 30, 2024, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivative instruments are assessed quarterly and as of June 30, 2024, both meet the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2024, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks
As of June 30, 2024, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2024 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2024, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2024 - April 30, 2024	—	$—	—	$145,900,000
May 1, 2024 - May 31, 2024	—	—	—	$145,900,000
June 1, 2024 - June 30, 2024	—	—	—	$145,900,000
Total	—	$—	—
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

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Each time the Company issues common shares (other than in exchange for common units of the Operating Partnership when such common units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended June 30, 2024, in connection with shares issued under the ATM Program, the Operating Partnership issued an aggregate of 1,607,353 common units to the Company in exchange for approximately $29.3 million, the aggregate proceeds of such issuance of common shares to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended June 30, 2024, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1	Urban Edge Properties 2024 Omnibus Share Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 6, 2024).
10.2	Employment Agreement between Urban Edge Properties and Jeffrey S. Olson, dated June 28, 2024 (incorporated by reference to Exhibit 10.1 to Form 8-K filed on July 2, 2024).
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

Date: July 31, 2024

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: July 31, 2024