Form 10-Q
period 2024-09-30
Urban Edge Properties; Urban Edge Properties LP
filed 2024-10-30
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of October 25, 2024, Urban Edge Properties had 124,871,347 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2024

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2024 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of September 30, 2024, UE owned an approximate 94.8% interest in UELP. The remaining approximate 5.2% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land	$646,276	$635,905
Buildings and improvements	2,703,798	2,678,076
Construction in progress	246,815	262,275
Furniture, fixtures and equipment	10,934	9,923
Total	3,607,823	3,586,179
Accumulated depreciation and amortization	(868,892)	(819,243)
Real estate, net	2,738,931	2,766,936
Operating lease right-of-use assets	56,928	56,988
Cash and cash equivalents	67,915	101,123
Restricted cash	21,729	73,125
Tenant and other receivables	19,567	14,712
Receivable arising from the straight-lining of rents	61,045	60,775
Identified intangible assets, net of accumulated amortization of $61,892 and $51,399, respectively	105,889	113,897
Deferred leasing costs, net of accumulated amortization of $21,866 and $21,428, respectively	27,910	27,698
Prepaid expenses and other assets	111,804	64,555
Total assets	$3,211,718	$3,279,809

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,515,379	$1,578,110
Unsecured credit facility	—	153,000
Operating lease liabilities	53,943	53,863
Accounts payable, accrued expenses and other liabilities	130,985	102,997
Identified intangible liabilities, net of accumulated amortization of $50,955 and $46,610, respectively	172,501	170,411
Total liabilities	1,872,808	2,058,381
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 124,871,347 and 117,652,656 shares issued and outstanding, respectively	1,247	1,175
Additional paid-in capital	1,135,191	1,011,942
Accumulated other comprehensive (loss) income	(34)	460
Accumulated earnings	117,880	137,113
Noncontrolling interests:
Operating partnership	69,255	55,355
Consolidated subsidiaries	15,371	15,383
Total equity	1,338,910	1,221,428
Total liabilities and equity	$3,211,718	$3,279,809

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Rental revenue	$112,262	$101,732	$328,167	$299,859
Other income	165	102	432	481
Total revenue	112,427	101,834	328,599	300,340
EXPENSES
Depreciation and amortization	34,653	26,922	112,906	77,519
Real estate taxes	17,667	16,182	52,142	47,980
Property operating	18,422	16,618	57,188	49,752
General and administrative	9,415	8,938	27,829	27,903
Real estate impairment loss	—	—	—	34,055
Lease expense	3,433	3,159	9,676	9,470
Total expenses	83,590	71,819	259,741	246,679
Gain on sale of real estate	—	—	15,349	356
Interest income	679	565	2,028	1,640
Interest and debt expense	(19,531)	(19,006)	(62,004)	(52,430)
Gain on extinguishment of debt, net	—	43,029	21,427	42,540
Income before income taxes	9,985	54,603	45,658	45,767
Income tax expense	(518)	(17,063)	(1,722)	(17,810)
Net income	9,467	37,540	43,936	27,957
Less net (income) loss attributable to NCI in:
Operating partnership	(550)	(1,555)	(2,407)	(1,211)
Consolidated subsidiaries	163	133	913	516
Net income attributable to common shareholders	$9,080	$36,118	$42,442	$27,262

Earnings per common share - Basic:	$0.07	$0.31	$0.35	$0.23
Earnings per common share - Diluted:	$0.07	$0.31	$0.35	$0.23
Weighted average shares outstanding - Basic	123,359	117,543	120,109	117,492
Weighted average shares outstanding - Diluted	123,471	122,205	120,222	117,627

Net income	$9,467	$37,540	$43,936	$27,957
Effective portion of change in fair value of derivatives	(763)	1,058	(523)	737
Comprehensive income	8,704	38,598	43,413	28,694
Less comprehensive loss (income) attributable to NCI in:
Operating partnership	40	(45)	29	(32)
Less net (income) loss attributable to NCI in:
Operating partnership	(550)	(1,555)	(2,407)	(1,211)
Consolidated subsidiaries	163	133	913	516
Comprehensive income attributable to common shareholders	$8,357	$37,131	$41,948	$27,967

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2023	117,639,602	$1,175	$1,012,825	$321	$(82,588)	$40,021	$14,744	$986,498
Net income attributable to common shareholders	—	—	—	—	36,118	—	—	36,118
Net income (loss) attributable to NCI	—	—	—	—	—	1,555	(133)	1,422
Other comprehensive income	—	—	—	1,013	—	45	—	1,058
Limited partnership interests:
Reallocation of NCI	—	—	265	—	—	(265)	—	—
Common shares forfeited	(425)	—	22	—	(22)	—	—	—
Dividends to common shareholders ($0.16 per share)	—	—	—	—	(18,803)	—	—	(18,803)
Distributions to redeemable NCI ($0.16 per unit)	—	—	—	—	—	(810)	—	(810)
Share-based compensation expense	—	—	194	—	—	1,620	—	1,814
Balance, September 30, 2023	117,639,177	$1,175	$1,013,306	$1,334	$(65,295)	$42,166	$14,611	$1,007,297

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2024	120,444,011	$1,203	$1,052,199	$689	$130,033	$66,092	$15,534	$1,265,750
Net income attributable to common shareholders	—	—	—	—	9,080	—	—	9,080
Net income (loss) attributable to NCI	—	—	—	—	—	550	(163)	387
Other comprehensive loss	—	—	—	(723)	—	(40)	—	(763)
Limited partnership interests:
Units redeemed for common shares	21,000	—	208	—	—	209	—	417
Reallocation of NCI	—	—	(1,056)	—	—	639	—	(417)
Common shares issued, net	4,406,336	44	83,593	—	(23)	—	—	83,614
Dividends to common shareholders ($0.17 per share)	—	—	—	—	(21,210)	—	—	(21,210)
Distributions to redeemable NCI ($0.17 per unit)	—	—	—	—	—	(1,053)	—	(1,053)
Share-based compensation expense	—	—	247	—	—	2,469	—	2,716
Issuance of LTIP Units	—	—	—	—	—	389	—	389
Balance, September 30, 2024	124,871,347	$1,247	$1,135,191	$(34)	$117,880	$69,255	$15,371	$1,338,910

See notes to consolidated financial statements (unaudited).

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2022	117,450,951	$1,173	$1,011,293	$629	$(36,104)	$39,209	$13,906	$1,030,106
Net income attributable to common shareholders	—	—	—	—	27,262	—	—	27,262
Net income (loss) attributable to NCI	—	—	—	—	—	1,211	(516)	695
Other comprehensive income	—	—	—	705	—	32	—	737
Limited partnership interests:
Units redeemed for common shares	70,000	1	572	—	—	572	—	1,145
Reallocation of NCI	—	—	610	—	—	(1,755)	—	(1,145)
Common shares issued	125,863	1	260	—	(66)	—	—	195
Dividends to common shareholders ($0.48 per share)	—	—	—	—	(56,387)	—	—	(56,387)
Distributions to redeemable NCI ($0.48 per unit)	—	—	—	—	—	(2,436)	—	(2,436)
Contributions from NCI	—	—	—	—	—	—	1,221	1,221
Share-based compensation expense	—	—	690	—	—	5,333	—	6,023
Share-based awards retained for taxes	(7,637)	—	(119)	—	—	—	—	(119)
Balance, September 30, 2023	117,639,177	$1,175	$1,013,306	$1,334	$(65,295)	$42,166	$14,611	$1,007,297

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,175	$1,011,942	$460	$137,113	$55,355	$15,383	$1,221,428
Net income attributable to common shareholders	—	—	—	—	42,442	—	—	42,442
Net income (loss) attributable to NCI	—	—	—	—	—	2,407	(913)	1,494
Other comprehensive loss	—	—	—	(494)	—	(29)	—	(523)
Limited partnership interests:
Units redeemed for common shares	59,833	—	576	—	—	577	—	1,153
Reallocation of NCI	—	—	(7,637)	—	—	6,484	—	(1,153)
Common shares issued, net	7,169,975	72	129,778	—	(69)	—	—	129,781
Dividends to common shareholders ($0.51 per share)	—	—	—	—	(61,606)	—	—	(61,606)
Distributions to redeemable NCI ($0.51 per unit)	—	—	—	—	—	(3,389)	—	(3,389)
Contributions from NCI	—	—	—	—	—	—	901	901
Share-based compensation expense	—	—	727	—	—	6,852	—	7,579
Issuance of LTIP Units	—	—	—	—	—	998	—	998
Share-based awards retained for taxes	(11,117)	—	(195)	—	—	—	—	(195)
Balance, September 30, 2024	124,871,347	$1,247	$1,135,191	$(34)	$117,880	$69,255	$15,371	$1,338,910

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,936	$27,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,092	79,985
Gain on sale of real estate	(15,349)	(356)
Real estate impairment loss	—	34,055
Gain on extinguishment of debt, net	(21,427)	(42,540)
Amortization of below market leases, net	(4,926)	(5,184)
Noncash lease expense	5,407	5,390
Straight-lining of rent	(2,389)	(2,786)
Share-based compensation expense	7,579	6,023
Change in operating assets and liabilities:
Tenant and other receivables	(4,862)	1,700
Deferred leasing costs	(5,369)	(5,004)
Prepaid expenses and other assets	(4,906)	2,458
Lease liabilities	(5,267)	(5,186)
Accounts payable, accrued expenses and other liabilities	(7,781)	6,340
Net cash provided by operating activities	100,738	102,852
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(65,978)	(84,760)
Proceeds from sale of real estate	35,183	356
Acquisitions of real estate	(115,549)	(2,071)
Net cash used in investing activities	(146,344)	(86,475)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(322,041)	(428,948)
Dividends to common shareholders	(61,606)	(56,387)
Distributions to redeemable noncontrolling interests	(3,389)	(2,436)
Taxes withheld for vested restricted shares	(195)	(119)
Contributions from noncontrolling interests	901	1,221
Borrowings under unsecured credit facility	60,000	—
Proceeds from mortgage loan borrowings	161,000	426,000
Debt issuance costs	(3,449)	(6,753)
Proceeds related to the issuance of common shares, net	129,781	195
Net cash used in financing activities	(38,998)	(67,227)
Net decrease in cash and cash equivalents and restricted cash	(84,604)	(50,850)
Cash and cash equivalents and restricted cash at beginning of period	174,248	128,774
Cash and cash equivalents and restricted cash at end of period	$89,644	$77,924

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $7,701 and $8,379, respectively	$62,668	$50,266
Cash payments for income taxes	9,539	41
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	16,715	18,306
Write-off of fully depreciated and impaired assets	12,440	38,311
Mortgage debt forgiven	—	44,105
Transfer of assets held for sale included in prepaid expenses and other assets	46,511	—
Transfer of liabilities held for sale included in accounts payable, accrued expenses and other liabilities	(44,403)	—
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	47,518	—
Mortgage debt, net	68,613	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$101,123	$85,518
Restricted cash at beginning of period	73,125	43,256
Cash and cash equivalents and restricted cash at beginning of period	$174,248	$128,774

Cash and cash equivalents at end of period	$67,915	$50,793
Restricted cash at end of period	21,729	27,131
Cash and cash equivalents and restricted cash at end of period	$89,644	$77,924

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	September 30,	December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land	$646,276	$635,905
Buildings and improvements	2,703,798	2,678,076
Construction in progress	246,815	262,275
Furniture, fixtures and equipment	10,934	9,923
Total	3,607,823	3,586,179
Accumulated depreciation and amortization	(868,892)	(819,243)
Real estate, net	2,738,931	2,766,936
Operating lease right-of-use assets	56,928	56,988
Cash and cash equivalents	67,915	101,123
Restricted cash	21,729	73,125
Tenant and other receivables	19,567	14,712
Receivable arising from the straight-lining of rents	61,045	60,775
Identified intangible assets, net of accumulated amortization of $61,892 and $51,399, respectively	105,889	113,897
Deferred leasing costs, net of accumulated amortization of $21,866 and $21,428, respectively	27,910	27,698
Prepaid expenses and other assets	111,804	64,555
Total assets	$3,211,718	$3,279,809

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,515,379	$1,578,110
Unsecured credit facility	—	153,000
Operating lease liabilities	53,943	53,863
Accounts payable, accrued expenses and other liabilities	130,985	102,997
Identified intangible liabilities, net of accumulated amortization of $50,955 and $46,610, respectively	172,501	170,411
Total liabilities	1,872,808	2,058,381
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 124,871,347 and 117,652,656 units outstanding, respectively	1,136,438	1,013,117
Limited partners: 6,894,784 and 5,659,781 units outstanding, respectively	64,222	49,311
Accumulated other comprehensive (loss) income	(34)	460
Accumulated earnings	122,913	143,157
Total partners’ capital	1,323,539	1,206,045
Noncontrolling interest in consolidated subsidiaries	15,371	15,383
Total equity	1,338,910	1,221,428
Total liabilities and equity	$3,211,718	$3,279,809

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Rental revenue	$112,262	$101,732	$328,167	$299,859
Other income	165	102	432	481
Total revenue	112,427	101,834	328,599	300,340
EXPENSES
Depreciation and amortization	34,653	26,922	112,906	77,519
Real estate taxes	17,667	16,182	52,142	47,980
Property operating	18,422	16,618	57,188	49,752
General and administrative	9,415	8,938	27,829	27,903
Real estate impairment loss	—	—	—	34,055
Lease expense	3,433	3,159	9,676	9,470
Total expenses	83,590	71,819	259,741	246,679
Gain on sale of real estate	—	—	15,349	356
Interest income	679	565	2,028	1,640
Interest and debt expense	(19,531)	(19,006)	(62,004)	(52,430)
Gain on extinguishment of debt, net	—	43,029	21,427	42,540
Income before income taxes	9,985	54,603	45,658	45,767
Income tax expense	(518)	(17,063)	(1,722)	(17,810)
Net income	9,467	37,540	43,936	27,957
Less net loss attributable to NCI in consolidated subsidiaries	163	133	913	516
Net income attributable to unitholders	$9,630	$37,673	$44,849	$28,473

Earnings per unit - Basic:	$0.07	$0.31	$0.35	$0.23
Earnings per unit - Diluted:	$0.07	$0.31	$0.35	$0.23
Weighted average units outstanding - Basic	128,074	121,964	124,776	121,879
Weighted average units outstanding - Diluted	128,186	122,205	124,889	122,014

Net income	$9,467	$37,540	$43,936	$27,957
Effective portion of change in fair value of derivatives	(763)	1,058	(523)	737
Comprehensive income	8,704	38,598	43,413	28,694
Less net loss attributable to NCI in consolidated subsidiaries	163	133	913	516
Comprehensive income attributable to unitholders	$8,867	$38,731	$44,326	$29,210

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2023	117,639,602	$1,014,000	5,053,057	$44,605	$321	$(87,172)	$14,744	$986,498
Net income attributable to unitholders	—	—	—	—	—	37,673	—	37,673
Net loss attributable to NCI	—	—	—	—	—	—	(133)	(133)
Other comprehensive income	—	—	—	—	1,013	45	—	1,058
Common units issued as a result of common shares issued by Urban Edge	(425)	22	165,585	—	—	(22)	—	—
Reallocation of NCI	—	265	—	(265)	—	—	—	—
Distributions to Partners ($0.16 per unit)	—	—	—	—	—	(19,613)	—	(19,613)
Share-based compensation expense	—	194	—	1,620	—	—	—	1,814
Balance, September 30, 2023	117,639,177	$1,014,481	5,218,642	$45,960	$1,334	$(69,089)	$14,611	$1,007,297
(1) Limited partners have a 4.2% common limited partnership interest in the Operating Partnership as of September 30, 2023 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2024	120,444,011	$1,053,402	6,722,628	$60,516	$689	$135,609	$15,534	$1,265,750
Net income attributable to unitholders	—	—	—	—	—	9,630	—	9,630
Net loss attributable to NCI	—	—	—	—	—	—	(163)	(163)
Other comprehensive loss	—	—	—	—	(723)	(40)	—	(763)
Common units issued as a result of common shares issued by Urban Edge, net	4,406,336	83,637	193,156	—	—	(23)	—	83,614
Equity redemption of OP Units	21,000	208	(21,000)	209	—	—	—	417
Reallocation of noncontrolling interests	—	(1,056)	—	639	—	—	—	(417)
Distributions to Partners ($0.17 per unit)	—	—	—	—	—	(22,263)	—	(22,263)
Share-based compensation expense	—	247	—	2,469	—	—	—	2,716
Issuance of LTIP Units	—	—	—	389	—	—	—	389
Balance, September 30, 2024	124,871,347	$1,136,438	6,894,784	$64,222	$(34)	$122,913	$15,371	$1,338,910
(2) Limited partners have a 5.2% common limited partnership interest in the Operating Partnership as of September 30, 2024 in the form of OP Units and LTIP Units.

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
(1) Limited partners have a 4.2% common limited partnership interest in the Operating Partnership as of September 30, 2023 in the form of OP Units and LTIP Units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,013,117	5,659,781	$49,311	$460	$143,157	$15,383	$1,221,428
Net income attributable to unitholders	—	—	—	—	—	44,849	—	44,849
Net loss attributable to NCI	—	—	—	—	—	—	(913)	(913)
Other comprehensive loss	—	—	—	—	(494)	(29)	—	(523)
Common units issued as a result of common shares issued by Urban Edge, net	7,169,975	129,850	1,294,836	—	—	(69)	—	129,781
Equity redemption of OP Units	59,833	576	(59,833)	577	—	—	—	1,153
Reallocation of NCI	—	(7,637)	—	6,484	—	—	—	(1,153)
Distributions to Partners ($0.51 per unit)	—	—	—	—	—	(64,995)	—	(64,995)
Contributions from NCI	—		—	—	—	—	901	901
Share-based compensation expense	—	727	—	6,852	—	—	—	7,579
Issuance of LTIP Units	—	—	—	998	—	—	—	998
Share-based awards retained for taxes	(11,117)	(195)	—	—	—	—	—	(195)
Balance, September 30, 2024	124,871,347	$1,136,438	6,894,784	$64,222	$(34)	$122,913	$15,371	$1,338,910
(2) Limited partners have a 5.2% common limited partnership interest in the Operating Partnership as of September 30, 2024 in the form of OP Units and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,936	$27,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,092	79,985
Gain on sale of real estate	(15,349)	(356)
Real estate impairment loss	—	34,055
Gain on extinguishment of debt, net	(21,427)	(42,540)
Amortization of below market leases, net	(4,926)	(5,184)
Noncash lease expense	5,407	5,390
Straight-lining of rent	(2,389)	(2,786)
Share-based compensation expense	7,579	6,023
Change in operating assets and liabilities:
Tenant and other receivables	(4,862)	1,700
Deferred leasing costs	(5,369)	(5,004)
Prepaid expenses and other assets	(4,906)	2,458
Lease liabilities	(5,267)	(5,186)
Accounts payable, accrued expenses and other liabilities	(7,781)	6,340
Net cash provided by operating activities	100,738	102,852
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(65,978)	(84,760)
Proceeds from sale of real estate	35,183	356
Acquisitions of real estate	(115,549)	(2,071)
Net cash used in investing activities	(146,344)	(86,475)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(322,041)	(428,948)
Distributions to partners	(64,995)	(58,823)
Taxes withheld for vested restricted units	(195)	(119)
Contributions from noncontrolling interests	901	1,221
Borrowings under unsecured credit facility	60,000	—
Proceeds from mortgage loan borrowings	161,000	426,000
Debt issuance costs	(3,449)	(6,753)
Proceeds related to the issuance of common shares, net	129,781	195
Net cash used in financing activities	(38,998)	(67,227)
Net decrease in cash and cash equivalents and restricted cash	(84,604)	(50,850)
Cash and cash equivalents and restricted cash at beginning of period	174,248	128,774
Cash and cash equivalents and restricted cash at end of period	$89,644	$77,924

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $7,701 and $8,379, respectively	$62,668	$50,266
Cash payments for income taxes	9,539	41
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	16,715	18,306
Write-off of fully depreciated and impaired assets	12,440	38,311
Mortgage debt forgiven	—	44,105
Transfer of assets held for sale included in prepaid expenses and other assets	46,511	—
Transfer of liabilities held for sale included in accounts payable, accrued expenses and other liabilities	(44,403)	—
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	47,518	—
Mortgage debt, net	68,613	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$101,123	$85,518
Restricted cash at beginning of period	73,125	43,256
Cash and cash equivalents and restricted cash at beginning of period	$174,248	$128,774

Cash and cash equivalents at end of period	$67,915	$50,793
Restricted cash at end of period	21,729	27,131
Cash and cash equivalents and restricted cash at end of period	$89,644	$77,924

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2024, Urban Edge owned approximately 94.8% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of September 30, 2024, our portfolio consisted of 71 shopping centers, two outlet centers and two malls totaling approximately 17.2 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”).
The consolidated balance sheets as of September 30, 2024 and December 31, 2023 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of September 30, 2024 and December 31, 2023, excluding the Operating Partnership, we consolidated two VIEs with total assets of $45.3 million and $47.2 million, respectively, and total liabilities of $19.8 million and $20.3 million, respectively. The consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023, include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
Our primary business is the ownership, management, acquisition, development, and redevelopment of retail shopping centers and malls. We do not distinguish from our primary business or group our operations on a geographical basis for purposes of measuring performance. The Company’s Chief Operating Decision Maker (“CODM”) reviews operating and financial information on a consolidated basis. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance.
None of our tenants accounted for more than 10% of our revenue or property operating income as of September 30, 2024.

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
In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the CODM and how these measures are used to allocate resources and assess segment performance. The amendments in this ASU will also apply to entities with a single reportable segment and are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this update on its disclosures and will apply the required amendments in its December 31, 2024 Annual Report on Form 10-K.
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

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the nine months ended September 30, 2024 and 2023, the Company closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
February 8, 2024	Heritage Square	Watchung	NJ	87,000	$33,838
April 5, 2024	Ledgewood Commons	Roxbury Township	NJ	448,000	83,211
				2024 Total	$117,049

June 21, 2023	Sunrise Mall (Ground Lease)(2)	Massapequa	NY	—	$2,071
				2023 Total	$2,071
(1) The total purchase price for the properties acquired during the nine months ended September 30, 2024 and 2023 includes $2.1 million and $0.1 million of transaction costs, respectively.
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
(1) As of September 30, 2024, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2024 were 10.2 years and 18.1 years, respectively.

On October 29, 2024, the Company closed on the acquisition of The Village at Waugh Chapel, located in Gambrills, MD, for a gross purchase price of $125.6 million. The grocery-anchored center, aggregates 382,000 sf and includes national tenants such as Safeway, Marshalls, HomeGoods, T.J. Maxx, and LA Fitness.

Dispositions
During the nine months ended September 30, 2024, the Company disposed of two properties and received proceeds of $34.8 million, net of selling costs, resulting in a $15.3 million gain on sale of real estate.
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
The total gain on sale of real estate of $15.3 million for the nine months ended September 30, 2024 includes amounts related to properties disposed of in prior periods.
During the nine months ended September 30, 2023, no dispositions were completed by the Company, however, a gain on sale of real estate of $0.4 million was recognized in connection with the release of escrow funds related to a property that was disposed of in a prior period.

Real Estate Held for Sale
As of September 30, 2024, a single-tenant property in Union, NJ met the criteria to be classified as held for sale based on an executed contract with a third-party buyer. The aggregate carrying amount of this property was $46.5 million, and is included in prepaid expenses and other assets on our consolidated balance sheets as of September 30, 2024. The mortgage debt at the property was $44.4 million, including deferred financing costs, and is included in the accounts payable, accrued expenses and other liabilities line item on our consolidated balance sheets as of September 30, 2024. The property was sold on October 29, 2024 for a gross price of $71 million and the mortgage secured by the property was assumed by the buyer. The transaction was structured as part of a Section 1031 exchange with the acquisition of The Village at Waugh Chapel, allowing for the deferral of capital gains resulting from the sale for income tax purposes.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The Company’s identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $105.9 million and $172.5 million, respectively, as of September 30, 2024 and $113.9 million and $170.4 million, respectively, as of December 31, 2023.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $2.8 million and $4.9 million for the three and nine months ended September 30, 2024, respectively, and $1.7 million and $5.2 million for the same periods in 2023.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $7.0 million and $21.5 million for the three and nine months ended September 30, 2024, respectively, and $2.3 million and $7.2 million for the same periods in 2023.
The following table sets forth the estimated annual amortization income and expense related to intangible assets and liabilities for the remainder of 2024 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2024(1)	$3,770	$(400)	$(7,107)
2025	10,780	(2,448)	(19,958)
2026	10,435	(1,254)	(14,102)
2027	10,320	(1,023)	(11,564)
2028	10,159	(990)	(10,065)
2029	9,876	(931)	(8,867)
(1) Remainder of 2024.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of September 30, 2024 and December 31, 2023.

(Amounts in thousands)	Maturity	Interest Rate at September 30, 2024	September 30, 2024	December 31, 2023
Mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	—%	$—	$26,930
Gun Hill Commons(1)	12/1/2024	—%	—	23,696
Plaza at Woodbridge(2)	6/8/2027	5.26%	51,253	52,278
Total variable rate debt			51,253	102,904
Fixed rate
Brick Commons	12/10/2024	3.87%	46,941	47,683
West End Commons	12/10/2025	3.99%	23,839	24,196
Town Brook Commons	12/1/2026	3.78%	29,767	30,229
Rockaway River Commons	12/1/2026	3.78%	26,354	26,763
Hanover Commons	12/10/2026	4.03%	60,453	61,324
Tonnelle Commons	4/1/2027	4.18%	95,750	97,115
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	21,651	22,015
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center(3)	2/6/2028	—%	—	69,054
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	36,202	36,725
Union (Vauxhall)(7)	12/10/2028	4.01%	44,592	45,202
Yonkers Gateway Center(4)	4/10/2029	6.30%	50,000	23,148
Ledgewood Commons	5/5/2029	6.03%	50,000	—
The Shops at Riverwood	6/24/2029	4.25%	21,051	21,326
Shops at Bruckner	7/1/2029	6.00%	37,473	37,817
Greenbrook Commons(5)	9/1/2029	6.03%	31,000	25,065
Huntington Commons	12/5/2029	6.29%	43,704	43,704
Bergen Town Center	4/10/2030	6.30%	290,000	290,000
The Outlets at Montehiedra	6/1/2030	5.00%	74,073	75,590
Montclair(6)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	39,069	39,607
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	15,770	15,920
Shops at Caguas	8/1/2033	6.60%	81,876	82,000
Briarcliff Commons	10/1/2034	5.47%	30,000	—
Mount Kisco Commons	11/15/2034	6.40%	10,571	11,098
Total fixed rate debt			1,522,386	1,487,831
Total mortgages payable			1,573,639	1,590,735
Less: Union (Vauxhall - held for sale)(7)	12/10/2028	(4.01)%	(44,592)	—
Total mortgages payable, excluding held for sale			1,529,047	1,590,735
Total unamortized debt issuance costs			(13,858)	(12,625)
Less: Union (Vauxhall - held for sale) unamortized debt issuance costs(7)			190	—
Total mortgages payable, net excluding held for sale			$1,515,379	$1,578,110

(1)The Company paid off the loan prior to maturity on January 2, 2024.
(2)Bears interest at one month SOFR plus 226 bps. The variable component of the debt is hedged with an interest rate cap agreement to limit SOFR to a maximum of 3%, which expires July 1, 2025.

(3)On June 27, 2024, the property was foreclosed on and the lender took possession, discharging the Company of all assets and liabilities associated with it. As a result, the Company recognized a $21.7 million gain on extinguishment of debt in the second quarter of 2024.
(4)On March 28, 2024, the Company refinanced the mortgage secured by the property with a new 5-year, $50 million loan.
(5)The Company paid off the previous variable rate loan in January 2024. On August 29, 2024, the Company obtained a new 5-year, $31 million fixed rate loan.
(6)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.
(7)The mortgage is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2024 as the property securing it is classified as held for sale.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.4 billion as of September 30, 2024. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2024, we were in compliance with all debt covenants.
As of September 30, 2024, the principal repayments of the Company’s total outstanding debt for the remainder of 2024 and the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2024(1)	$50,302
2025	37,082
2026	125,672
2027	317,348
2028	131,901
2029	233,092
Thereafter	633,650
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
The Company has obtained five letters of credit issued under the Agreement, aggregating $30.1 million. The letters of credit were provided to mortgage lenders to secure the Company’s obligations in relation to certain reserves and capital requirements per the respective loan agreements. The letters of credit issued under the Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn as of September 30, 2024 and no separate liability has been recorded in association with them.
As of September 30, 2024, there were no amounts drawn under the Agreement which had an available remaining balance of $769.9 million, including undrawn letters of credit. Subsequent to the quarter, the Company used its line of credit to partially finance the acquisition of The Village at Waugh Chapel, located in Gambrills, MD, increasing the outstanding balance to $65 million.
Financing costs associated with executing the Agreement of $3.9 million and $5.1 million as of September 30, 2024 and December 31, 2023, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

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

Greenbrook Commons
On August 29, 2024, the Company obtained a 5-year, $31 million mortgage loan secured by its property Greenbrook Commons, located in Watchung, NJ. The loan bears interest at a fixed rate of 6.03%.

Briarcliff Commons
On September 13, 2024, the Company obtained a 10-year, $30 million mortgage loan secured by its property Briarcliff Commons, located in Morris Plains, NJ. The loan bears interest at a fixed rate of 5.47%.

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

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 2 years. As of September 30, 2024, the remaining exposure under the guarantee is $4.6 million. There was no separate liability recorded related to this guarantee.

Mortgage on The Village at Waugh Chapel
In connection with the acquisition of The Village at Waugh Chapel on October 29, 2024, the Company assumed a $60 million fixed rate mortgage secured by the property with a below-market rate of 3.76% and remaining term of approximately 7 years.

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

For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the nine months ended September 30, 2024 and 2023, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRS, which is subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the nine months ended September 30, 2024, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three and nine months ended September 30, 2024, the Puerto Rico income tax expense was $0.5 million and $1.7 million, respectively, and $17.1 million and $18.5 million for the same periods in 2023. The REIT was not subject to any material state and local income tax expense or benefit for the three and nine months ended September 30, 2024. During the three and nine months ended September 30, 2023, the REIT was not subject to any material state and local income tax expense and recognized a $0.7 million state and local income tax benefit in the second quarter of 2023, related to an income tax refund from a prior period. All amounts for the three and nine months ended September 30, 2024 and 2023 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three and nine months ended September 30, 2024 and 2023. The components of rental revenue for the three and nine months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Rental Revenue
Fixed lease revenue	$83,098	$75,956	$243,354	$223,878
Variable lease revenue(1)	29,164	25,776	84,813	75,981
Total rental revenue	$112,262	$101,732	$328,167	$299,859
(1) Percentage rents for the three and nine months ended September 30, 2024 were $1.1 million and $2.3 million, respectively, and $1.3 million and $2.4 million for the same periods in 2023.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,562	$—	$1,562

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$2,515	$—	$2,515
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of September 30, 2024, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of September 30, 2024 and December 31, 2023:

(Amounts in thousands)	As of September 30, 2024
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$517	$51,253	SOFR + 2.26%	7.35%	5.26%	7/1/2025
Montclair interest rate swap	1,045	7,250	SOFR + 2.57%	7.69%	3.15%	8/15/2030

	As of December 31, 2023
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$1,259	$52,278	SOFR + 2.26%	7.49%	5.26%	7/1/2025
Montclair interest rate swap	1,256	7,250	SOFR + 2.57%	7.76%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2024 and 2023:

	Unrealized (Loss) Gain Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedged Instrument	2024	2023	2024	2023
Plaza at Woodbridge interest rate cap	$(461)	$875	$(312)	$607
Montclair interest rate swap	(302)	183	(211)	130
Total	$(763)	$1,058	$(523)	$737

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents and mortgages payable. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2. The table below summarizes the carrying amounts and fair value of our Level 2 financial instruments as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024		As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,529,047	$1,480,467	$1,590,735	$1,489,601
Unsecured credit facility	—	—	153,000	145,882

(1) Carrying amounts exclude unamortized debt issuance costs of $13.7 million and $12.6 million as of September 30, 2024 and December 31, 2023, respectively.

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
No impairment charges were recognized during the three and nine months ended September 30, 2024.
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

Redevelopment and Anchor Repositioning
The Company has 22 active development, redevelopment or anchor repositioning projects with total estimated costs of $159.2 million, of which $95.2 million remains to be funded as of September 30, 2024. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.3 million and $1.4 million on our consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
During the nine months ended September 30, 2024, the Company had seven tenants file for Chapter 11 bankruptcy protection: Big Lots, Red Lobster, Lumber Liquidators, Blink Fitness, Express, Sam Ash Music, and Sticky’s Finger Joint. We have three leases with Big Lots, two leases with each of Red Lobster and Lumber Liquidators, and one lease with each of Blink Fitness, Express, Sam Ash Music and Sticky’s Finger Joint that were impacted by the bankruptcy filings. One of the Company’s leases with Lumber Liquidators and its sole lease with Sam Ash Music were rejected in the bankruptcy proceedings and the tenants vacated in September 2024 and July 2024, respectively. The nine active leases total 138,000 sf and generate $4.1 million in annual rental revenue. Given the recent bankruptcy filings, it is uncertain whether these stores will continue to operate, close permanently, or whether they will be sold to other operators as part of the bankruptcy proceedings.

Letters of Credit
As of September 30, 2024, the Company had five letters of credit issued under our revolving credit agreement aggregating $30.1 million. These letters were provided to mortgage lenders to secure the Company’s obligations for certain capital requirements per the respective mortgage agreements. If a lender were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the lender or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the revolving credit agreement. As of September 30, 2024, the letters remain undrawn and there is no separate liability recorded in connection with their issuance.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2024	December 31, 2023
Deferred tax asset, net	$24,753	$20,899
Other assets	19,003	22,729
Deferred financing costs, net of accumulated amortization of $10,158 and $8,920, respectively	3,860	5,098
Finance lease right-of-use asset	2,724	2,724
Real estate held for sale	46,511	—
Prepaid expenses:
Real estate taxes	9,221	10,411
Insurance	4,828	1,792
Licenses/fees	904	902
Total prepaid expenses and other assets	$111,804	$64,555

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2024	December 31, 2023
Accrued capital expenditures and leasing costs	$18,524	$23,044
Deferred tenant revenue	31,580	34,840
Accrued interest payable	6,051	11,190
Security deposits	5,572	7,279
Other liabilities and accrued expenses	9,163	14,245
Finance lease liability	3,037	3,028
Liabilities held for sale	44,403	—
Accrued payroll expenses	12,655	9,371
Total accounts payable, accrued expenses and other liabilities	$130,985	$102,997

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Interest expense	$18,401	$17,932	$58,817	$49,351
Amortization of deferred financing costs	1,130	1,074	3,187	3,079
Total interest and debt expense	$19,531	$19,006	$62,004	$52,430

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
On August 15, 2022, the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with various financial institutions acting as agents, forward sellers, and forward purchasers. Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the

“ATM Program”). Concurrently with the Equity Distribution Agreement, the Company entered into separate master forward confirmations (each a “Master Confirmation” and collectively, the “Master Confirmations”) with each of the forward purchasers. Sales under the ATM Program may be made from time to time, as needed, by means of ordinary brokers’ transactions or other transactions that are deemed to be “at the market” offerings, in privately negotiated transactions, which may include block trades, or as otherwise agreed with the sales agents. The ATM Program replaced the Company’s previous at-the-market program established on June 7, 2021.
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
During the nine months ended September 30, 2024, the Company issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under the ATM Program, generating net cash proceeds of $131.1 million. In addition, we incurred $1.6 million of offering expenses related to the issuance of these common shares. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the nine months ended September 30, 2024 and 2023, no shares were repurchased by the Company. All share repurchases by the Company were completed between March and April of 2020, and aggregated 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. As of September 30, 2024, there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of September 30, 2024, Urban Edge owned approximately 94.8% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended September 30, 2024 and 2023, the Company declared distributions on common shares and OP Units of $0.17 and $0.16 per share/unit, respectively. During the nine months ended September 30, 2024 and 2023, the Company declared distributions on common shares and OP Units of $0.51 and $0.48 per share/unit in the aggregate, respectively.

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
The total of the OP Units and LTIP Units represent a 5.3% and 5.2% weighted-average interest in the Operating Partnership for the three and nine months ended September 30, 2024, respectively. Holders of outstanding vested LTIP Units may, from and after two years from the date of issuance, redeem their LTIP Units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP Units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,360	$909	$3,909	$3,158
Performance-based LTIP expense(2)	1,109	710	2,943	2,173
Restricted share expense	217	165	638	578
Deferred share unit (“DSU”) expense	30	30	89	94
Stock option expense	—	—	—	20
Total Share-based compensation expense	$2,716	$1,814	$7,579	$6,023
(1) Expense for the three and nine months ended September 30, 2024 includes the 2024, 2023, 2022, 2021, and 2020 LTI Plans.
(2) Expense for the three and nine months ended September 30, 2024 includes the 2024, 2023, 2022, 2021, 2020, and 2019 LTI Plans.

Equity award activity during the nine months ended September 30, 2024 included: (i) 1,043,543 LTIP Units granted, (ii) 336,661 LTIP Units vested, (iii) 155,513 LTIP Units earned upon completion of the 2021 LTI Plan, (iv) 63,041 restricted shares granted, (v) 42,037 restricted shares vested, (vi) 6,792 restricted shares forfeited, and (vii) 5,838 LTIP Units forfeited.

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

Time-based awards
The time-based awards granted under the 2024 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of September 30, 2024, the Company granted time-based awards under the 2024 LTI Plan that represent 232,808 LTIP Units with a grant date fair value of $3.7 million.

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
The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income attributable to common shareholders	$9,080	$36,118	$42,442	$27,262
Less: earnings allocated to unvested participating securities	(8)	(30)	(39)	(25)
Net income available for common shareholders - basic	$9,072	$36,088	$42,403	$27,237
Impact of assumed conversions:
OP and LTIP Units	—	1,375	—	10
Net income available for common shareholders - dilutive	$9,072	$37,463	$42,403	$27,247

Denominator:
Weighted average common shares outstanding - basic	123,359	117,543	120,109	117,492
Effect of dilutive securities(1):
Stock options using the treasury stock method	5	—	5	—
Restricted share awards	107	96	108	90
Assumed conversion of OP and LTIP Units	—	4,566	—	45
Weighted average common shares outstanding - diluted	123,471	122,205	120,222	117,627

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.07	$0.31	$0.35	$0.23
Earnings per common share - Diluted	$0.07	$0.31	$0.35	$0.23
(1) For the three and nine months ended September 30, 2024 and 2023, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2024	2023	2024	2023
Numerator:
Net income attributable to unitholders	$9,630	$37,673	$44,849	$28,473
Less: net income attributable to participating securities	(270)	(30)	(832)	(25)
Net income available for unitholders	$9,360	$37,643	$44,017	$28,448

Denominator:
Weighted average units outstanding - basic	128,074	121,964	124,776	121,879
Effect of dilutive securities issued by Urban Edge	112	96	113	90
Unvested LTIP Units	—	145	—	45
Weighted average units outstanding - diluted	128,186	122,205	124,889	122,014

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.07	$0.31	$0.35	$0.23
Earnings per unit - Diluted	$0.07	$0.31	$0.35	$0.23

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
The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of September 30, 2024, Urban Edge owned approximately 94.8% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of September 30, 2024, our portfolio consisted of 71 shopping centers, two outlet centers and two malls totaling approximately 17.2 million square feet.
Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 contains a description of our critical accounting estimates, including valuing acquired assets and liabilities and impairments. For the nine months ended September 30, 2024, there were no material changes to these estimates.
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
In response to the rising rate of inflation, the Federal Reserve raised benchmark interest rates several times between 2022 and 2023, resulting in an increase in the cost of borrowing. In September 2024, the Federal Reserve cut rates by 50 basis points, driven in part by positive economic reports and a decrease in inflation levels. Interest rates still remain at elevated levels compared to the years preceding 2021, and could remain at this level in the near-term and long-term. We occasionally utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of September 30, 2024, all of our outstanding mortgage debt is fixed rate or hedged with interest rate derivative agreements. Our only variable rate exposure is related to our line of credit, which has no outstanding balance as of September 30, 2024 and is indexed to SOFR, plus an applicable margin per the revolving credit agreement. As of September 30, 2024, we were counterparty to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for, and are designated as, hedging instruments. We are actively managing our business to respond to the economic and social impact from events such as those described above. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income	$9,467	$37,540	$43,936	$27,957
FFO applicable to diluted common shareholders(1)	43,935	64,242	141,382	138,762
NOI(1)	69,498	63,360	202,892	186,043
Same-property NOI(1)	54,354	51,873	161,459	155,882
(1) Refer to pages 35-36 for a reconciliation to the most directly comparable generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Net income for the three months ended September 30, 2024 was $9.5 million, compared to net income of $37.5 million for the three months ended September 30, 2023. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended September 30, 2024 as compared to the same period in 2023:

	Three Months Ended September 30,
(Amounts in thousands)	2024	2023	$ Change
Total revenue	$112,427	$101,834	$10,593
Depreciation and amortization	34,653	26,922	7,731
Real estate taxes	17,667	16,182	1,485
Property operating expenses	18,422	16,618	1,804
General and administrative expenses	9,415	8,938	477
Interest and debt expense	19,531	19,006	525
Gain on extinguishment of debt, net	—	43,029	(43,029)
Income tax expense	518	17,063	(16,545)
Total revenue increased by $10.6 million to $112.4 million in the third quarter of 2024 from $101.8 million in the third quarter of 2023. The increase is primarily attributable to:
•$5.9 million increase as a result of property acquisitions, net of dispositions;
•$4.3 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases;
•$0.6 million increase in lease termination income and other income; and
•$0.3 million increase in non-cash revenues driven by accelerated amortization of below-market lease intangibles in the third quarter of 2024; offset by
•$0.3 million increase in rental revenue deemed uncollectible; and
•$0.2 million decrease in percentage rent.
Depreciation and amortization increased by $7.7 million to $34.7 million in the third quarter of 2024 from $26.9 million in the third quarter of 2023. The increase is primarily attributable to the impact of property acquisitions, net of dispositions.
Real estate tax expense increased by $1.5 million to $17.7 million in the third quarter of 2024 from $16.2 million in the third quarter of 2023. The increase is primarily attributable to:
•$1.4 million increase as a result of property acquisitions, net of dispositions; and
•$0.1 million decrease in capitalized real estate taxes due to the completion of development, redevelopment, and anchor repositioning projects, offset by project commencements.
Property operating expenses increased by $1.8 million to $18.4 million in the third quarter of 2024 from $16.6 million in the third quarter of 2023. The increase is primarily attributable to:
•$1.1 million higher expenses incurred for increased insurance premiums and higher common area maintenance expenses across the portfolio as compared to the third quarter of 2023; and
•$0.7 million increase as a result of property acquisitions, net of dispositions.
General and administrative expenses increased by $0.5 million to $9.4 million in the third quarter of 2024 from $8.9 million in the third quarter of 2023. The increase is primarily attributable to higher employment expenses.
Interest and debt expense increased by $0.5 million to $19.5 million in the third quarter of 2024 from $19.0 million in the third quarter of 2023. The increase is primarily attributable to:
•$1.0 million increase due to outstanding borrowings under our line of credit to finance the acquisition of two properties in the fourth quarter of 2023;
•$0.4 million increase as a result of new financings and refinancings since the third quarter of 2023, net of loan repayments;
•$0.4 million decrease in capitalized interest expense due to the completion of development, redevelopment, and anchor repositioning projects, offset by project commencements; and
•$0.3 million increase in amortization of deferred financing costs for loan refinancings; offset by
•$1.6 million decrease in interest expense due to the mortgage debt forgiven in connection with the foreclosure of Kingswood Center.

In the third quarter of 2023, we recognized a $43.0 million gain on extinguishment of debt as a result of the refinancing of the mortgage loan secured by Shops at Caguas.
Income tax expense decreased by $16.5 million to $0.5 million in the third quarter of 2024 from $17.1 million in the third quarter of 2023. The decrease is primarily attributable to the income tax impact of the Shops at Caguas loan refinancing in August 2023.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023
Net income for the nine months ended September 30, 2024 was $43.9 million, compared to net income of $28.0 million for the nine months ended September 30, 2023. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the nine months ended September 30, 2024 as compared to the same period in 2023:

	Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	$ Change
Total revenue	$328,599	$300,340	$28,259
Depreciation and amortization	112,906	77,519	35,387
Real estate taxes	52,142	47,980	4,162
Property operating expenses	57,188	49,752	7,436
Real estate impairment loss	—	34,055	(34,055)
Gain on sale of real estate	15,349	356	14,993
Interest and debt expense	62,004	52,430	9,574
Gain on extinguishment of debt, net	21,427	42,540	(21,113)
Income tax expense	1,722	17,810	(16,088)
Total revenue increased by $28.3 million to $328.6 million in the nine months ended September 30, 2024 from $300.3 million in the nine months ended September 30, 2023. The increase is primarily attributable to:
•$16.7 million increase as a result of property acquisitions, net of dispositions;
•$11.4 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases;
•$1.4 million decrease in rental revenue deemed uncollectible; and
•$0.4 million increase in lease termination income; offset by
•$1.6 million decrease in non-cash revenues driven by accelerated amortization of above-market lease intangibles in the second quarter of 2024 related to a tenant termination.
Depreciation and amortization increased by $35.4 million to $112.9 million in the nine months ended September 30, 2024 from $77.5 million in the nine months ended September 30, 2023. The increase is primarily attributable to:
•$22.5 million increase as a result of property acquisitions, net of dispositions; and
•$12.9 million increase due to assets placed in service for completion of redevelopment projects since the first nine months of 2023.
Real estate taxes increased by $4.2 million to $52.1 million in the nine months ended September 30, 2024 from $48.0 million in the nine months ended September 30, 2023. The increase is primarily attributable to:
•$4.0 million increase as a result of property acquisitions, net of dispositions; and
•$0.2 million decrease in capitalized real estate taxes due to the completion of development, redevelopment, and anchor repositioning projects, offset by project commencements.
Property operating expenses increased by $7.4 million to $57.2 million in the nine months ended September 30, 2024 from $49.8 million in the nine months ended September 30, 2023. The increase is primarily attributable to:
•$5.2 million higher expenses incurred for increased insurance premiums, snow removal, and higher common area maintenance expenses across the portfolio as compared to the first nine months of 2023; and
•$2.2 million increase as a result of property acquisitions, net of dispositions.
We recognized a real estate impairment loss of $34.1 million in the first quarter of 2023, reducing the carrying value of an office and retail property located in Brooklyn, NY.
We recognized a $15.3 million gain on sale of real estate during the nine months ended September 30, 2024 primarily related to the sale of two properties. In the nine months ended September 30, 2023, we recognized a gain on sale of real estate of $0.4 million related to the release of escrow funds from a property disposed of in a prior period.

Interest and debt expense increased by $9.6 million to $62.0 million in the nine months ended September 30, 2024 from $52.4 million in the nine months ended September 30, 2023. The increase is primarily attributable to:
•$6.3 million increase due to outstanding borrowings under our line of credit to finance the acquisition of two properties in the fourth quarter of 2023;
•$2.8 million increase due to new financings and refinancings since the third quarter of 2023, net of loan repayments;
•$0.7 million decrease in capitalized interest expense due to the completion of development, redevelopment, and anchor repositioning projects, offset by project commencements; and
•$0.6 million increase in amortization of deferred financing costs; offset by
•$0.8 million decrease in interest expense due to the mortgage debt forgiven in connection with the foreclosure of Kingswood Center.
We recognized a $21.7 million gain on extinguishment of debt for the nine months ended September 30, 2024 attributable to the foreclosure settlement of Kingswood Center, partially offset by a $0.3 million loss on extinguishment of debt as a result of the early pay off of three variable rate mortgage loans in January 2024. During the nine months ended September 30, 2023, we recognized a $42.5 million gain on extinguishment of debt attributable to the refinancing of the Shops at Caguas loan in August 2023, partially offset by a $0.5 million loss on extinguishment of debt recognized in the second quarter of 2023 related to the early pay off of the mortgage loan secured by the Plaza at Cherry Hill.
Income tax expense decreased by $16.1 million to $1.7 million in the nine months ended September 30, 2024 from $17.8 million in the nine months ended September 30, 2023. The decrease is primarily attributable to the income tax impact of the Shops at Caguas loan refinancing in August 2023.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 65 properties for the three and nine months ended September 30, 2024 and 2023. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $2.5 million, or 4.8% for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 and increased by $5.6 million, or 3.6%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023. Same-property NOI, including properties in redevelopment, increased by $2.9 million, or 5.1%, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 and increased by $7.4 million, or 4.4%, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
The following table reconciles net income to NOI and same-property NOI for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income	$9,467	$37,540	$43,936	$27,957
Other expense	226	208	473	678
Depreciation and amortization	34,653	26,922	112,906	77,519
General and administrative expense	9,415	8,938	27,829	27,903
Gain on sale of real estate	—	—	(15,349)	(356)
Interest income	(679)	(565)	(2,028)	(1,640)
Interest and debt expense	19,531	19,006	62,004	52,430
Gain on extinguishment of debt, net	—	(43,029)	(21,427)	(42,540)
Income tax expense	518	17,063	1,722	17,810
Real estate impairment loss	—	—	—	34,055
Non-cash revenue and expenses	(3,633)	(2,723)	(7,174)	(7,773)
NOI	69,498	63,360	202,892	186,043
Adjustments:
Non-same property NOI and other(1)	(14,276)	(10,958)	(41,512)	(30,843)
Sunrise Mall net operating loss	687	458	1,681	1,926
Tenant bankruptcy settlement income and lease termination income	(1,555)	(987)	(1,602)	(1,244)
Same-property NOI	$54,354	$51,873	$161,459	$155,882
NOI related to properties being redeveloped	5,927	5,497	16,987	15,115
Same-property NOI including properties in redevelopment	$60,281	$57,370	$178,446	$170,997
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process in the periods being compared.

Funds From Operations
FFO applicable to diluted common shareholders was $43.9 million for the three months ended September 30, 2024 compared to $64.2 million for the three months ended September 30, 2023, and $141.4 million for the nine months ended September 30, 2024 compared to $138.8 million for the nine months ended September 30, 2023.
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

The following table reflects the reconciliation of net income to FFO for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023
Net income	$9,467	$37,540	$43,936	$27,957
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(550)	(1,555)	(2,407)	(1,211)
Consolidated subsidiaries	163	133	913	516
Net income attributable to common shareholders	9,080	36,118	42,442	27,262
Adjustments:
Rental property depreciation and amortization	34,305	26,569	111,882	76,590
Limited partnership interests in operating partnership(1)	550	1,555	2,407	1,211
Gain on sale of real estate(2)	—	—	(15,349)	(356)
Real estate impairment loss(3)	—	—	—	34,055
FFO applicable to diluted common shareholders	$43,935	$64,242	$141,382	$138,762
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

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.17 per common share and OP Unit for the first three quarters of 2024, or an annual rate of $0.68. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
We have an $800 million revolving credit agreement (the “Agreement”) with certain financial institutions which has a maturity date of February 9, 2027 and includes two six-month extension options. The Company obtained five letters of credit issued under the Agreement, aggregating $30.1 million, and provided them to mortgage lenders to secure its obligations for certain capital requirements per the respective mortgage agreements. The letters of credit issued under the Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn. As of September 30, 2024 there were no amounts drawn under the Agreement which had an available remaining balance of $769.9 million under the facility. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Agreement.
In August 2022, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). During the nine months ended September 30, 2024, the Company issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under the ATM Program, generating cash proceeds of $131.1 million, net of commissions paid to distribution agents. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.
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
At September 30, 2024, we had cash and cash equivalents, including restricted cash, of $89.6 million and approximately $769.9 million available under the Agreement. The available balance under the Agreement and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $89.6 million at September 30, 2024, compared to $174.2 million at December 31, 2023 and $77.9 million at September 30, 2023, a decrease of $84.6 million and an increase $11.7 million, respectively. Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	$ Change
Net cash provided by operating activities	$100,738	$102,852	$(2,114)
Net cash used in investing activities	(146,344)	(86,475)	(59,869)
Net cash used in financing activities	(38,998)	(67,227)	28,229

Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $100.7 million for the nine months ended September 30, 2024 decreased by $2.1 million from $102.9 million for the nine months ended September 30, 2023. The decrease is due to the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $146.3 million for the nine months ended September 30, 2024 increased by $59.9 million compared to net cash used in investing activities of $86.5 million for the nine months ended September 30, 2023. The increase is primarily due to (i) $113.5 million increase in cash used for the acquisition of real estate, offset by (ii) $34.8 million increase in cash provided by the sale of properties, and (iii) $18.8 million decrease in cash used for real estate development and capital improvements.
The Company had 22 active development, redevelopment or anchor repositioning projects with total estimated costs of $159.2 million, of which $64.0 million had been incurred and $95.2 million remained to be funded as of September 30, 2024.
The following summarizes capital expenditures presented on a cash basis for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
(Amounts in thousands)	2024	2023
Capital expenditures:
Development and redevelopment costs	$44,664	$63,860
Capital improvements	16,839	17,230
Tenant improvements and allowances	4,147	3,464
Total capital expenditures	$65,650	$84,554

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $39.0 million for the nine months ended September 30, 2024 decreased by $28.2 million from cash used in financing activities of $67.2 million for the nine months ended September 30, 2023. The decrease is primarily due to (i) $129.6 million increase in cash for proceeds from the issuance of common shares under the ATM program, (ii) $106.9 million decrease in cash used for debt repayments, (iii) $60.0 million increase in borrowings under the credit facility, and (iv) $3.3 million decrease in debt issuance costs driven by the refinancing of the mortgage loan on the Outlets at Bergen Town Center in the second quarter of 2023, offset by (v) $265.0 million decrease in mortgage proceeds, (vi) $6.2 million increase in distributions to shareholders and unitholders of the Operating Partnership, (vii) $0.3 million decrease in cash contributed by noncontrolling interests, and (viii) $0.1 million increase in tax withholdings on vested restricted stock.
On September 13, 2024, the Company obtained a 10-year, $30 million mortgage loan secured by its property Briarcliff Commons, located in Morris Plains, NJ. The loan bears interest at a fixed rate of 5.47%.
On August 29, 2024, the Company obtained a 5-year, $31 million mortgage loan secured by its property Greenbrook Commons, located in Watchung, NJ. The loan bears interest at a fixed rate of 6.03%.
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
During the nine months ended September 30, 2024, the Company issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under the ATM Program, generating cash proceeds of $131.1 million, net of commissions paid to distribution agents. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.

Contractual Obligations
We have contractual obligations related to our mortgage loans and line of credit that are both fixed and variable. As of September 30, 2024, our variable rate loans bear interest at a floating rate based on SOFR plus an applicable margin of 1.03% to 2.26%.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed-rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of September 30, 2024, our variable rate debt outstanding had rates indexed to SOFR.

	2024					2023
(Amounts in thousands)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate debt	$51,253		5.26%	$—	(3)	$280,969		6.53%
Fixed rate debt	1,477,794	(4)	5.03%	—	(2)	1,462,766		4.88%
	$1,529,047	(1)		$—		$1,743,735	(1)
(1) Excludes unamortized debt issuance costs of $13.7 million and $12.6 million as of September 30, 2024 and December 31, 2023, respectively. Debt issuance costs related to our unsecured credit facility are included within prepaid expenses and other assets on the consolidated balance sheets.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $14.7 million based on outstanding balances as of September 30, 2024.
(3) Excludes the impact of a 1% increase on our $51.3 million variable rate mortgage on Plaza at Woodbridge as the loan is hedged with an interest rate cap to limit the maximum SOFR to 3.0%. See Note 9 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Plaza at Woodbridge interest rate cap.
(4) Fixed rate debt excludes a $44.4 million mortgage, net of debt issuance costs, that is classified as held for sale and is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets as of September 30, 2024.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of September 30, 2024, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivative instruments are assessed quarterly and as of September 30, 2024, both meet the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2024, the estimated fair value of our consolidated debt was $1.5 billion.

Other Market Risks
As of September 30, 2024, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2024 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2024, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2024 - July 31, 2024	—	$—	—	$145,900,000
August 1, 2024 - August 31, 2024	—	—	—	$145,900,000
September 1, 2024 - September 30, 2024	—	—	—	$145,900,000
Total	—	$—	—
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

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Each time the Company issues common shares (other than in exchange for common units of the Operating Partnership when such common units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the three months ended September 30, 2024, in connection with shares issued under the ATM Program, the Operating Partnership issued an aggregate of 4,406,826 common units to the Company in exchange for approximately $84.8 million, the aggregate proceeds of such issuance of common shares to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended September 30, 2024, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: October 30, 2024

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: October 30, 2024