Form 10-K
period 2024-12-31
Urban Edge Properties; Urban Edge Properties LP
filed 2025-02-12
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 333-212951-01 (Urban Edge Properties LP)
URBAN EDGE PROPERTIES
URBAN EDGE PROPERTIES LP
(Exact name of Registrant as specified in its charter)

Maryland	(Urban Edge Properties)		47-6311266
Delaware	(Urban Edge Properties LP)		36-4791544
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

12 East 49th Street,	New York,	New York	10017
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code:	(212)	956‑0082
Securities registered pursuant to Section 12(b) of the Act:
Urban Edge Properties

Title of Each Class	Trading symbol	Name of Each Exchange on Which Registered
Common Shares, $.01 par value per share	UE	New York Stock Exchange
Urban Edge Properties LP

Title of Each Class	Trading symbol	Name of Each Exchange on Which Registered
None	N/A	N/A
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
        Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒

As of June 30, 2024, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Shares held by non-affiliates of the Registrant was approximately $2.3 billion based upon the last reported sale price of $18.47 per share on the New York Stock Exchange on such date.

As of February 6, 2025, Urban Edge Properties had 125,459,966 common shares outstanding. There is no public trading market for the common units of Urban Edge Properties LP. As a result, the aggregate market value of the common units held by non-affiliates of Urban Edge Properties LP cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Urban Edge Properties’ definitive proxy statement for the 2025 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of December 31, 2024, UE owned an approximate 95.2% ownership interest in UELP. The remaining approximate 4.8% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2024

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) macroeconomic conditions, including geopolitical conditions and instability, which may lead to rising inflation and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (ii) the economic, political and social impact of, and uncertainty relating to, epidemics and pandemics; (iii) the loss or bankruptcy of major tenants; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (v) the impact of e-commerce on our tenants’ business; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors; (ix) the Company’s ability to pay down, hedge, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (collectively, our Corporate Responsibility or “CR”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting CR metrics and meeting CR goals and targets, and the impact of governmental regulation on our CR efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2024. A reader should also review carefully our audited consolidated financial statements and the notes thereto included in this Report.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    BUSINESS
The Company
Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland REIT that owns, manages, acquires, develops, and redevelops retail real estate, primarily in the Washington, D.C. to Boston corridor. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate and other assets. Our portfolio is currently comprised of 71 shopping centers, two outlet centers and two malls totaling approximately 17.4 million square feet (“sf”) of gross leasable area with a consolidated occupancy rate of 91.7%.
For additional information on recent business developments, see Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K.

Company Strategies
We are a leading owner and operator of retail real estate focused on the Washington, D.C. to Boston corridor. Our goal is to generate industry leading growth while improving the communities we serve.
We believe urban markets offer attractive acquisition and redevelopment opportunities resulting from high population density, strong demand from consumers, above average retailer sales trends, a limited supply of institutional quality assets and a large number of older, undermanaged assets that remain privately owned. We seek to create value through the following strategies:
Maximize the value of existing properties through proactive management. We intend to maximize the value of each of our assets through comprehensive, proactive management encompassing: continuous asset evaluation for highest-and-best-use; targeted leasing to desirable credit tenants; and efficient and cost-conscious day-to-day operations that minimize operating expenses while enhancing property quality. Repurposing retail real estate with high-quality retailers, with a focus on grocers, discounters, entertainment offerings, and elevated food offerings is increasingly important to our business plan. Leasing and asset management add value through:
•Increasing rental rates through the negotiation of contractual rental increases during the term of leases with our tenants, the renewal of expiring leases or the leasing of space to new tenants at higher rental rates while limiting vacancy and downtime;
•Monitoring retailer sales, merchandising, store operations, timeliness of payments, overall financial condition and related factors to limit exposure to any single tenant’s financial or operating difficulties;
•Being consistently aware of each asset’s competitive position within its trade area and recommending physical improvements or adjusting tenant merchandising to maximize foot traffic and dwell time of customers, and ultimately generate higher rents and occupancy rates;
•Continuously canvassing trade areas to identify unique operators that can distinguish a property and enhance its offerings;
•Maintaining regular contact with the brokerage community to stay abreast of new merchants, potential relocations, new supply and overall trade area dynamics to capitalize on market and retail trends;
•Conducting regular portfolio reviews with key merchants;
•Building and nurturing deep relationships with tenant decision-makers;
•Focusing on spaces with below-market leases that might be recaptured;
•Understanding the impact of options, exclusives, co-tenancy and other restrictive lease provisions; and
•Optimizing required capital investment in every transaction.

Develop and redevelop assets to their highest and best use. Our existing portfolio presents considerable opportunity to generate additional income at attractive returns by redeveloping underutilized existing space, developing new space through expanding our properties and developing pad sites. As of December 31, 2024, we had $162.6 million of active development, redevelopment, and anchor repositioning projects, of which $89.5 million remains to be funded. These projects are expected to generate an approximate 15% unleveraged yield. We will continue to explore opportunities throughout our portfolio to achieve similar upgrades in tenancy, to densify sites where feasible and to repurpose certain retail space to its highest and best use.
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
•Environmental: We consider asset sustainability and characteristics that are consistent with our Corporate Responsibility plans and strategy for the future. Our due diligence process includes a full assessment of potential environmental risks associated with acquisitions.
•Product: We generally seek large properties that provide scale relative to the competition and optionality for redevelopment to meet the changing demands of the local community.

•Tenancy: We consider tenant mix, sales performance and related occupancy cost, lease term, lease provisions, omni-channel capabilities, susceptibility to e-commerce disruption and other factors. Our tenant base comprises a diverse group of merchants, including department stores, grocers, discounters, entertainment offerings, health clubs, do-it-yourself (“DIY”) stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers.
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
Maintain capital discipline. We intend to keep our balance sheet flexible and capable of supporting growth. We expect to generate increasing levels of cash flow from internally generated funds and to have substantial borrowing capacity under our $800 million revolving credit agreement (as amended, the “Revolving Credit Agreement”), general access to equity markets and from potential secured debt financing on our existing assets.

Corporate Responsibility Achievements, Initiatives, and Objectives
We seek to drive financial performance while engaging in environmentally and socially responsible business practices grounded in sound corporate governance. We believe that disclosure of our Corporate Responsibility practices allows our stakeholders to see our company holistically and understand its trajectory beyond fundamentals and financial metrics. The Company’s Board of Trustees oversees our Corporate Responsibility program with initial oversight responsibilities delegated to the Corporate Governance and Nominating Committee. Internally, we have a Corporate Responsibility Steering Committee (the “Steering Committee”) comprised of executives, senior leadership and other personnel of the Company. The Steering Committee meets periodically and is focused on setting, implementing, tracking, measuring, and communicating our progress related to Corporate Responsibility initiatives. The Steering Committee has developed a comprehensive suite of policies that inform and guide our approach and drive our Corporate Responsibility goals forward. We have aligned our sustainability practices in accordance with the Global Reporting Initiative standards as well as the Sustainability Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures frameworks. On an annual basis, we publish a Corporate Responsibility Report and complete a GRESB submission to continue to measure our progress against peers. Additionally, we have conducted a materiality assessment to determine which environmental, social and governance issues matter most to our stakeholders, tenants and employees. We routinely reassess our plans and policies to evaluate compliance with regional and national requirements as well as industry best practices.

Environmental
From an environmental perspective, we have implemented and plan to continue to implement policies and practices with the goal of supporting the continued reduction of energy, reducing greenhouse gas emissions and water consumption, and improving waste recycling across the portfolio. Initiatives we have taken include the installation of energy-efficient roofing, LED lighting retrofits, high efficiency HVAC systems, electric vehicle charging stations and waste recycling and management programs. We are also exploring solar energy to further reduce our consumption and greenhouse gas emissions.
We recognize that climate change poses a risk to the real estate industry and understand the importance of assessing the physical and transitional risks that can affect each property. Annually, we complete a climate-related risk assessment of our portfolio, which our management team uses to identify asset-level exposure to climate-related risks and assess application of adaptation tactics and resilience measures to mitigate various risks.
Our tenants also play a vital role in maximizing the impact we make, and as part of our initiatives we have created a tenant criteria manual focused on improving building energy and water efficiency that serves as a guideline for tenants undertaking construction projects at our properties to ensure they align with sustainable practices and our Corporate Responsibility objectives. Further, we have implemented green lease language into all new leases which includes several clauses designed to promote sustainability measures. We are committed to maintaining sustainable operations and believe that our long-term sustainability goals will align with positive outcomes for shareholders, tenants, employees and the communities in which we invest.
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

Social
Supporting the communities we serve is a core pillar of our Corporate Responsibility mission. Our community involvement includes donations to various charitable organizations, hospitals, and relief funds as well as hosting community focused events at our properties that often include food and clothing drives. Many of these organizations and drives directly benefit the people and neighborhoods in which our properties are located. The Company has a volunteer initiative that embodies our commitment to fostering a culture of compassion, spearheading fundraising efforts that make a positive impact and that empowers employees to engage in meaningful volunteer work.
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

Governance
Our corporate governance standards and policies aim to promote ethical conduct, fair dealing, transparency and accountability. The Company is governed by an eight-member board (the “Board of Trustees”) comprised primarily of independent trustees. The Board of Trustees is focused on independence, diversity of thought, experience and ethical leadership, and is critical in the oversight of our risk-management processes. Additionally, we have three board committees made up of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee, each of which addresses risks specific to their respective functional responsibilities and works closely with the Board of Trustees as a whole. Our Corporate Governance Guidelines are re-evaluated annually, taking into account changing circumstances to ensure that the best interests of the Company and our shareholders are met. We maintain additional policies including our Code of Business Conduct and Ethics, Conflict of Interest Policy, Human Rights Policy, and Whistleblower Policy, on which all employees are trained.

Human Capital
As of December 31, 2024, we had 109 employees. We believe that our people are our most valuable asset. Our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. We provide professional training and development workshops and aim to provide a workplace environment where employees are informed, engaged, feel empowered, and can succeed. The Company also has a mentorship program designed to provide members of the team an opportunity to expand their knowledge and experience through one-on-one mentorship with an employee from another department. The goal of this initiative is to promote a culture of learning while providing opportunities for professional and personal growth.
Further information on our Corporate Responsibility practices can be found on our website in the Corporate Responsibility section. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
Our headquarters is located at 12 East 49th Street, New York, NY 10017.

Significant Tenants
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2024, 2023 and 2022. The TJX Companies is our largest tenant and accounted for approximately $22.3 million, or 5.0%, of our total revenue for the year ended December 31, 2024.

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
On December 29, 2022, the Internal Revenue Service promulgated final Treasury Regulations under Sections 897, 1441, 1445, and 1446 of the Code that were, in part, intended to coordinate various withholding regimes for non-U.S. shareholders. The Treasury Regulations provide that:
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
The Treasury Regulations also provide guidance regarding qualified foreign pension funds. Accordingly, the last two sentences of the first paragraph under the heading “Certain United States Federal Income Tax Considerations—Taxation of Non-U.S. Shareholders—Qualified Foreign Pension Funds” are hereby deleted and replaced with the following:
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

Available Information
Copies of our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, including exhibits, and amendments to those reports, as well as Reports on Forms 3, 4 and 5 regarding officers, trustees or 10% beneficial owners of us, filed or furnished pursuant to Section 13(a), 15(d) or 16(a) of the Exchange Act, are available free of charge through our website (www.uedge.com) as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Copies of these reports and the other documents we file with the SEC may also be obtained from the SEC’s website at www.sec.gov.
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
Inflation in the United States accelerated during 2021 and 2022. During 2023 and 2024, inflation decreased but remained at an elevated level relative to the years preceding 2021, and inflation may increase again in the future. Rising inflation, and any related impacts, including increased prices for consumer goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our results of operations, and could also negatively impact our tenants’ businesses. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. However, there can be no assurance that our tenants will be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. While our leases generally provide for fixed annual rent increases, high levels of inflation would likely outpace our contractual rent increases. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to shareholders could be adversely affected over time. The duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations and financial condition, remain unknown at this time.
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

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, could adversely impact our business.
International trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods, and tariffs or other trade restrictions could materially increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants’ operations could be adversely impacted, which among other things, could weaken demand by those tenants for our real estate. If the operations of potential future tenants are similarly adversely impacted, overall demand for our real estate may also weaken. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our redevelopment projects. Trade disputes could also adversely impact global supply chains which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

Actual or perceived threats associated with epidemics, pandemics or other public health crises have had, and could have in the future, a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, cash flow, liquidity, and ability to access the capital markets and satisfy debt service obligations.
Epidemics, pandemics or other public health crises that impact economic and market conditions, particularly in the markets where our properties are located, and preventative measures taken to alleviate their impact, may have a material adverse effect on our and our tenants’ businesses, financial condition, results of operations, liquidity, and ability to access capital markets and satisfy debt service obligations.
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
E-commerce is a vital part of our tenants’ business and continues to gain popularity, with growth in internet sales likely to continue in the future. E-commerce could result in a downturn in the business of some of our current tenants and could affect the way other current and future tenants lease space. For example, the migration towards e-commerce has led many omnichannel retailers to prune the number and size of their traditional “brick and mortar” locations to increasingly rely on e-commerce and alternative distribution channels. Many tenants also permit merchandise purchased on their websites to be picked up at, or returned to, their physical store locations, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them (particularly with respect to those tenants who pay rent based on a percentage of their in-store sales). We cannot predict with certainty how growth in e-commerce will impact the demand for space at our properties or how much revenue will be generated at traditional store locations in the future. If the shift towards e-commerce causes declines in the “brick and mortar” sales generated by our tenants and/or causes our tenants to reduce the size or number of their retail locations in the future, our cash flow, financial condition and results of operations could be materially and adversely affected.

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
Our financial results depend significantly on leasing space in our properties to tenants on economically favorable terms. A majority of our income depends on the ability of our tenants to pay the full amount of rent and other charges due under their leases on a timely basis. Some of our leases provide for the payment, in addition to base rent, of additional rent above the base amount according to a specified percentage of the gross sales generated by the tenants and generally provide for reimbursement of real estate taxes, insurance and expenses of operating the property. Economic and/or competitive conditions may impact the success of our tenants’ retail operations and therefore the amount of rent and expense reimbursements we receive from our tenants. While demand for our retail spaces has been strong, there can be no assurance in our ability to maintain our occupancy levels on favorable terms. Any reduction in our tenants’ abilities to pay base rent, percentage rent or other charges on a timely basis, or at all, will decrease our income, funds available to pay indebtedness and funds available for distribution to shareholders. If a tenant does not pay its rent, we might not be able to enforce our rights as landlord without delays and might incur substantial legal and other costs. During periods of economic adversity, there may be an increase in the number of tenants that cannot pay their rent and an increase in vacancy rates, which could materially and adversely affect our cash flow, financial condition and results of operations.

We may be unable to renew leases or relet space as leases expire on terms comparable to prior leases or at all.
If our tenants decide not to renew their leases upon their expiration, or if we exercise our right to replace an existing tenant, we may not be able to relet the space on terms comparable to prior leases or at all. Spaces that accounted for approximately 11.5% of physical occupancy were vacant as of December 31, 2024, excluding leases signed but not commenced. In addition, leases accounting for approximately 22% of our annualized base rent for the fiscal year ended December 31, 2024 are scheduled to expire within the next three years. Even if tenants do renew or we can relet the space, the terms of the renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, or if we are unable to renew or relet the space at all, our cash flow and ability to service debt obligations and pay dividends and other distributions to security holders could be adversely affected.

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
Because a significant number of our properties are located in the New York metropolitan area, we are particularly susceptible to adverse economic and other developments in that area. Collectively, our New York metropolitan area properties in the aggregate generated approximately 65% of our annualized base rent as of December 31, 2024. Real estate markets are subject to economic downturns, and we cannot predict the economic conditions in the New York metropolitan area in either the short-term or long-term. Poor economic or market conditions in the New York metropolitan area may adversely affect our cash flow, financial condition and results of operations.

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
We may develop or redevelop properties when we believe that doing so is consistent with our business strategy. As of December 31, 2024, we had 26 active redevelopment projects in which we have invested a total of approximately $73.1 million, and based on our current plans and estimates, we anticipate it will cost an additional $89.5 million to complete. We anticipate engaging in additional development and redevelopment activities in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development and redevelopment activities include:
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
Our financial results depend primarily on leasing space in our properties to tenants on terms favorable to us. Costs associated with operating real estate, such as real estate taxes, insurance and maintenance costs, generally are not reduced even when a property is not fully occupied, rental rates decrease, or other circumstances cause a reduction in income from the property. As a result, cash flow from operations may be reduced.

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
Real estate is carried at cost, net of accumulated depreciation and amortization. Our properties are individually reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the property may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis, taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is based on the excess of the property’s carrying amount over its estimated fair value. Recording an impairment charge results in an immediate reduction in our income in the period in which the charge is taken, which could materially and adversely affect our results of operations and financial condition. For example, we recognized such an impairment in the first quarter of 2023 related to an office and retail property located in Brooklyn, NY.

RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS
Risks related to our outstanding debt.
We have historically used moderate levels of leverage and expect to continue to incur indebtedness to support our activities. As of December 31, 2024, our outstanding indebtedness was $1.6 billion, of which $100.9 million was variable rate indebtedness. If we are unable to obtain debt financing or refinance existing debt upon maturity on terms favorable to us, or at all, our financial condition and results of operations would likely be adversely affected. As of the date of this filing, we have approximately $23.7 million of mortgage debt, with an interest rate of 4.0%, maturing within the next 12 months related to a mortgage loan encumbering one of our properties. We are actively exploring our options to refinance; however, there is no guarantee that we will be able to do so prior to maturity or at a rate that is favorable to us.
As of December 31, 2024, approximately 6% of our current outstanding debt bore interest at variable rates based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin per the respective loan agreements. We are exposed to risks related to a potential rising interest rate environment for our current or any future variable interest rate debt. Interest expense on our variable rate debt at December 31, 2024, excluding the mortgage loan secured by Plaza at Woodbridge as the loan is hedged with an interest rate cap, would increase by approximately $0.5 million annually for every 100-basis-point increase in interest rates. While we may enter into interest rate hedging transactions with counterparties, there can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under such agreements.
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
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property or to reduce insurance coverage. The Revolving Credit Agreement contains, and any debt that we may obtain in the future may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants (i) that limit our ability to incur debt based upon (1) our ratio of total debt to total assets, (2) our ratio of secured debt to total assets, (3) our ratio of earnings before interest, tax, depreciation and amortization (“EBITDA”) to interest expense and (4) our ratio of EBITDA to fixed charges, and (ii) that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. Failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources or to give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms.

Defaults on secured indebtedness may result in foreclosure.
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate the related debt obligations and foreclose and/or take control of the properties that secure their loans. As of December 31, 2024, we had $1.6 billion of secured debt outstanding, encumbering 31 of our properties. As of December 31, 2024, we were in compliance with all debt covenants. Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.

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
Our two properties in Puerto Rico made up approximately 8% of our net operating income (“NOI”) for the year ended December 31, 2024. Puerto Rico has faced significant fiscal and economic challenges in previous years, including its government filing for bankruptcy protection in 2017, and continues to face challenges resulting from natural disasters such as hurricanes and earthquakes. Such events, individually or in the aggregate, can disrupt the local economy and could result in less disposable income for the purchase of goods sold at our properties and the inability of merchants to pay rent and other charges.

Any of these events could negatively impact our ability to lease space on terms and conditions we seek and could have a material adverse effect on our business and results of operations.

Natural disasters could have a concentrated impact on us.
We own properties near the Atlantic Coast and in Puerto Rico which are subject to natural disasters such as hurricanes, floods, earthquakes and storm surges. We also have two properties in California that could be impacted by earthquakes and wildfires. As a result, we could become subject to business interruption, significant losses and repair costs, such as those we experienced from Hurricane Maria in 2017, which damaged and caused the temporary closure of our two properties in Puerto Rico. We maintain comprehensive, all-risk property and rental value insurance coverage on our properties, however losses resulting from a natural disaster may be subject to a deductible or not fully covered and such losses could adversely affect our cash flow, financial condition and results of operations.

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
Certain insurance premiums are charged directly to each of the properties but not all of the cost of such premiums are recovered. We are responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
We continue to monitor the state of the insurance market and the scope and costs of available coverage. Certain premiums have increased significantly and may continue to do so in the future. We cannot anticipate what coverage will be available on commercially reasonable terms, or at all, and expect premiums across most coverage lines will continue to increase in light of recent events, including hurricanes and flooding in our core markets. The incurrence of uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Part II, Item 7. in this Annual Report on Form 10-K and the Notes to Consolidated Financial Statements included in Part II, Item 8. in this Annual Report on Form 10-K.

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

Increased scrutiny and changing expectations from investors, customers, employees, and others regarding our Corporate Responsibility practices and reporting could cause us to incur additional costs, devote additional resources and expose us to additional risks, which could adversely impact our reputation, customer acquisition and retention, access to capital and employee retention.
Companies across all industries are facing increasing scrutiny related to their Corporate Responsibility practices and reporting. Investors, customers, employees, and other stakeholders have begun to focus increasingly on Corporate Responsibility practices and to place more importance on the implications and social cost of their investments, purchases, and other interactions with companies. With this increased focus and demand, public reporting regarding Corporate Responsibility practices is becoming more broadly expected. If our Corporate Responsibility practices (including the speed of adoption of certain practices) and reporting do not meet investor, tenant, customer, or employee expectations, which continue to evolve, our reputation and tenant retention may be negatively impacted. Our failure, or perceived failure, to meet the standards included in any sustainability disclosure or the expectations of our various stakeholders, could negatively impact our reputation, tenant and employee retention, and access to capital.
In March 2024, the SEC issued their final ruling on the “Enhancement and Standardization of Climate-Related Disclosures for Investors” which includes extensive rules aimed at creating consistency, comparability and reliability of climate-related information among public issuers. In April 2024, in response to petitions and litigation from state officials, business and environmental groups alike, the SEC issued an order staying the rules until the litigation process is complete. As of the date of this filing, the timeline for resolution is not easily determinable and it is uncertain whether the rules will be upheld, amended or abolished. The rules would require public issuers to include prescribed climate-related information in their registration statements and annual reports, including information regarding greenhouse gas emissions and climate-related risks and opportunities and related financial impacts, capital expenditures, governance and strategy. Additionally, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a “carbon tax”), which could increase our operating costs. All of these factors could result in additional costs and devoting additional resources to monitor, report and implement various Corporate Responsibility practices.

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
To qualify to be taxed as a REIT, and assuming that certain other requirements are also satisfied, we generally must distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, to our shareholders each year. U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal income tax laws. We intend to distribute 100% of our REIT taxable income to our shareholders.
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

Risks related to Section 1031 Exchanges.
From time to time, we may dispose of properties in transactions that are intended to qualify as “like-kind exchanges” under Section 1031 of the Code (“Section 1031 Exchanges”). It is possible that the qualification of a transaction as a Section 1031 Exchange could be successfully challenged and determined to be currently taxable. In such case, our taxable income and earnings and profits would increase. In some circumstances, we may be required to pay additional dividends or, in lieu of that, corporate income tax, possibly including interest and penalties. As a result, we may be required to borrow funds in order to pay additional dividends or taxes, and the payment of such taxes could cause us to have less cash available to distribute to our shareholders. In addition, if a Section 1031 Exchange were later to be determined to be taxable, we may be required to amend our tax returns for the applicable year in question, including any information reports we sent our shareholders. We could also be subject to significant indemnity obligations if the applicable property was subject to a tax protection agreement. Moreover, it is possible that legislation could be enacted that could modify or repeal the laws with respect to Section 1031 Exchanges, which could make it more difficult or not possible for us to dispose of properties on a tax deferred basis.

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
•equity issuances or buybacks by us or the perception that such issuances or buybacks may occur or adverse market reaction to any indebtedness we incur;
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

ITEM 1C.     CYBERSECURITY

Governance
Cybersecurity is an integral part of the Board of Trustees’, Audit Committee’s and Corporate Governance and Nominating Committee’s risk analysis and discussions with management. The Board of Trustees has assigned cybersecurity oversight responsibility to the Corporate Governance and Nominating Committee as outlined in the Committee’s Charter, which is publicly available on the Company’s website. We also have a Cyber Steering Committee which works in conjunction with the Computer Incident Response Team (“CIRT”) to develop strategies to mitigate risks and to address any cyber issues that may arise. The Cyber Steering Committee and CIRT are made up of certain executives, management, members of our information technology team and third-party advisors. The committees are led by our SVP, Chief Information Officer.
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
The SVP, Chief Information Officer researches the latest technologies and trends used by cybercriminals through publications, conferences and discussions with peers. Cyber threats identified are communicated to all members of the Company via email to promote awareness and assist with protecting us from potential risks or breaches. All employees are required to undergo regular security awareness trainings and we routinely conduct internal phishing and other exercises to gauge the effectiveness of the trainings and assess the need for continued education and/or areas where improvement may be needed.

Risk Management and Strategy
As we see increased reliance on information technology in the workplace and our business operations, and more companies offering hybrid work schedules, Urban Edge has employed several measures to mitigate cyber risks. The Cyber Steering Committee is responsible for the risk management program which includes, but is not limited to, identifying cyber risks, the risk severity, risk response, and tracking risk remediation. The Cyber Steering Committee meets (i) at least quarterly to review emerging threats, controls, and procedures, (ii) at least annually with the Corporate Governance and Nominating Committee to discuss trends in cyber risks and our strategy to defend our information against cybersecurity incidents, and (iii) promptly following the occurrence of a material cyber incident.
In addition to a dedicated information technology and cybersecurity team monitoring our daily operations, the Company engages an independent third-party cybersecurity audit firm to periodically review cybersecurity risks and our Incident Response Program. The third-party firm evaluates our preparedness based on several factors including cyber risk assessment, vulnerability management, disaster recovery, and penetration testing. They also simulate attacks on the Company as part of their audit procedures to gauge if our incident response is repeatable and effective and provide recommendations for areas of improvement. Our vendor management program requires that critical and/or significant third-party service providers furnish information about their cyber policies to ensure compliance with cybersecurity standards.
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
Additionally, as a public company, we are subject to the Sarbanes-Oxley Act requirements and must undergo independent audits of information technology general controls in support of internal control over financial reporting. These audits, which are conducted by our independent public accounting firm, assess key information security and cybersecurity risks in the environment that may affect the confidentiality, integrity and availability of systems and data. Any control deficiencies that represent cybersecurity risks, as well as any recommended changes to our processes, if appropriate, would be reported to senior management and the Board of Trustees.

ITEM 2.    PROPERTIES
As of December 31, 2024, our portfolio was comprised of 71 shopping centers, two outlet centers and two malls totaling approximately 17.4 million sf. We own our two outlet centers, one mall and 55 shopping centers 100% in fee simple. We own a 95% interest in Walnut Creek (Mt. Diablo), an 82.5% interest in Sunrise Mall in Massapequa, NY and lease 15 of our shopping centers under ground and/or building leases. As of December 31, 2024, we had $1.6 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2024.

Property	Total Square Feet (1)	Percent Leased(1)	Weighted Average Annual Rent per sq ft (2)	Major Tenants

RETAIL PORTFOLIO:
California:
Walnut Creek (Mt. Diablo)(4)	7,000	100.0%	$69.90	Sweetgreen
Walnut Creek (Olympic)	31,000	100.0%	80.50	Anthropologie

Connecticut:
Newington Commons	189,000	90.0%	9.50	Walmart, Staples

Maryland:
Goucher Commons	155,000	92.5%	26.61	Sprouts, HomeGoods, Five Below, Ulta, Kirkland's, DSW, Golf Galaxy
Rockville Town Center	98,000	100.0%	16.41	Regal Entertainment Group
The Village at Waugh Chapel(5)	382,000	97.9%	24.09	Safeway, LA Fitness, Marshalls, Home Goods, T.J. Maxx
Wheaton (leased through 2060)(3)	66,000	100.0%	18.35	Best Buy
Woodmore Towne Centre	712,000	98.8%	18.44	Costco, Wegmans, At Home, Best Buy, LA Fitness, Nordstrom Rack

Massachusetts:
Cambridge (leased through 2033)(3)	48,000	100.0%	28.32	PetSmart, Central Rock Gym
Gateway Center(5)	640,000	100.0%	9.72	Costco, Target, Home Depot, Total Wine
Shoppers World(5)	752,000	99.8%	22.50	T.J. Maxx, Marshalls, Home Sense, Sierra Trading, Public Lands, Golf Galaxy, Nordstrom Rack, Hobby Lobby, AMC, Kohl's, Best Buy

The Shops at Riverwood	79,000	100.0%	25.80	Price Rite, Planet Fitness, Goodwill
Wonderland Marketplace	140,000	100.0%	14.22	Big Lots, Planet Fitness, Marshalls, Get Air

Missouri:
Manchester Plaza	131,000	100.0%	12.09	Pan-Asia Market, Academy Sports, Bob's Discount Furniture

New Hampshire:
Salem (leased through 2102)(3)	39,000	100.0%	10.61	Fun City

New Jersey:
Bergen Town Center - East(7)	253,000	92.1%	22.56	Lowe's, Best Buy, REI
Bergen Town Center - West	1,018,000	95.5%	33.58	Target, Whole Foods Market, Burlington, Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, H&M, Bloomingdale's Outlet, Nike Factory Store, Old Navy, Kohl's, World Market (lease not commenced)
Briarcliff Commons	180,000	100.0%	25.03	Uncle Giuseppe's, Kohl's
Brick Commons	277,000	100.0%	22.06	ShopRite, Kohl's, Marshalls, Old Navy
Brunswick Commons	427,000	100.0%	16.17	Lowe's, Kohl's, Dick's Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness
Carlstadt Commons (leased through 2050)(3)	78,000	98.3%	21.69	Food Bazaar
Garfield Commons	298,000	100.0%	16.38	Walmart, Burlington, Marshalls, PetSmart, Ulta
Greenbrook Commons	170,000	98.3%	20.00	BJ's Wholesale Club, Aldi
Hackensack Commons	275,000	100.0%	26.29	The Home Depot, 99 Ranch, Staples, Petco
Hanover Commons	343,000	100.0%	23.30	The Home Depot, Dick's Sporting Goods, Saks Off Fifth, Marshalls
Heritage Square(5)	87,000	100.0%	31.19	HomeSense, Sierra Trading Post, Ulta
Hudson Commons	236,000	100.0%	14.33	Lowe's, P.C. Richard & Son
Hudson Mall	381,000	73.5%	17.57	Marshalls, Big Lots, Retro Fitness, Staples, Old Navy
Kearny Commons	123,000	100.0%	25.33	LA Fitness, Marshalls, Ulta
Kennedy Commons	62,000	100.0%	15.67	Food Bazaar
Lodi Commons	43,000	100.0%	20.94	Dollar Tree
Ledgewood Commons(5)	447,000	99.3%	15.30	Walmart, Ashley Furniture, At Home, Barnes & Noble, Burlington, DSW, Marshalls, Old Navy, Ulta
Manalapan Commons	200,000	93.7%	23.44	Best Buy, Raymour & Flanigan, PetSmart, Avalon Flooring, Atlantic Health (lease not commenced), Nordstrom Rack (lease not commenced)
Marlton Commons	214,000	100.0%	17.50	ShopRite, Kohl's, PetSmart
Millburn	104,000	89.5%	29.93	Trader Joe's, CVS, PetSmart
Montclair	18,000	100.0%	32.00	Whole Foods Market
Paramus (leased through 2033)(3)	63,000	100.0%	49.97	24 Hour Fitness
Plaza at Cherry Hill	417,000	80.7%	13.86	Aldi, Total Wine, LA Fitness, Raymour & Flanigan, Guitar Center, Sam Ash Music
Plaza at Woodbridge	293,000	96.7%	21.54	Best Buy, Raymour & Flanigan, Lincoln Tech, UFC Gym, national grocer (lease not commenced)
Rockaway River Commons	189,000	96.8%	15.40	ShopRite, T.J. Maxx
Rutherford Commons (leased through 2099)(3)	196,000	100.0%	13.98	Lowe's
Stelton Commons (leased through 2039)(3)	56,000	100.0%	21.99	Staples, Party City
Tonnelle Commons	410,000	100.0%	23.29	BJ's Wholesale Club, Walmart, PetSmart
Totowa Commons	272,000	100.0%	21.49	The Home Depot, Staples, Tesla (lease not commenced), Lidl (lease not commenced), Boot Barn (lease not commenced)
Town Brook Commons	231,000	98.7%	14.45	Stop & Shop, Kohl's
West Branch Commons	279,000	98.7%	16.74	Lowe's, Burlington
West End Commons	241,000	100.0%	11.89	Costco, The Tile Shop, La-Z-Boy, Petco, Da Vita Dialysis
Woodbridge Commons	225,000	100.0%	14.04	Walmart, Dollar Tree, Advance Auto Parts

New York:

Amherst Commons	311,000	98.1%	11.35	BJ's Wholesale Club, Burlington, LA Fitness, Bob's Discount Furniture, Ross (lease not commenced)
Bruckner Commons(5)	335,000	82.0%	43.76	ShopRite, Burlington, BJ's Wholesale Club (lease not commenced)
Shops at Bruckner(5)	113,000	100.0%	39.72	Aldi, Marshalls, Five Below, Old Navy
Burnside Commons	100,000	91.4%	17.90	Bingo Wholesale
Cross Bay Commons	44,000	95.8%	41.62	Northwell Health
Dewitt (leased through 2041)(3)	46,000	100.0%	19.36	Best Buy
Forest Commons	165,000	89.5%	26.49	Western Beef, Planet Fitness, Advance Auto Parts, NYC Public School
Gun Hill Commons	81,000	100.0%	38.79	Aldi, Planet Fitness
Henrietta Commons (leased through 2056)(3)	165,000	97.9%	4.71	Kohl's
Huntington Commons	208,000	98.0%	22.19	ShopRite, Marshalls, Old Navy, Petco, Burlington
Kingswood Crossing	107,000	84.4%	47.58	Target, Marshalls, Maimonides Medical, Visiting Nurse Services
Meadowbrook Commons (leased through 2040)(3)	44,000	100.0%	22.31	Bob's Discount Furniture
Mount Kisco Commons	189,000	100.0%	18.08	Target, Stop & Shop
New Hyde Park (leased through 2029)(3)	101,000	100.0%	23.41	Stop & Shop
Yonkers Gateway	448,000	95.5%	20.55	Burlington, Marshalls, HomeSense, Best Buy, DSW, PetSmart, Alamo Drafthouse Cinema, Wren Kitchens

Pennsylvania:
Broomall Commons(5)	170,000	100.0%	15.43	Amazon Fresh, Planet Fitness, PetSmart, Nemours Children's Hospital, Picklr (lease not commenced)
Lincoln Plaza	228,000	100.0%	5.35	Lowe's, Community Aid, Mattress Firm
MacDade Commons	102,000	100.0%	13.00	Walmart
Marten Commons	185,000	100.0%	15.23	Kohl's, Ross Dress for Less, Staples, Petco
Springfield (leased through 2025)(3)	41,000	100.0%	25.29	PetSmart
Wilkes-Barre Commons	184,000	100.0%	13.34	Bob's Discount Furniture, Ross Dress for Less, Marshalls, Petco, Wren Kitchen
Wyomissing (leased through 2065)(3)	76,000	100.0%	14.83	LA Fitness, PetSmart

South Carolina:
Charleston (leased through 2063)(3)	45,000	100.0%	15.96	Best Buy

Virginia:
Norfolk (leased through 2069)(3)	114,000	100.0%	7.79	BJ's Wholesale Club

Puerto Rico:
Shops at Caguas	356,000	96.6%	33.46	Sector Sixty6, Forever 21, Old Navy
The Outlets at Montehiedra(5)	531,000	97.1%	24.21	The Home Depot, Marshalls, Caribbean Cinemas, Old Navy, Ralph's Food Warehouse, T.J. Maxx, Burlington (lease not commenced)
Total Retail Portfolio	16,064,000	96.8%	$20.79

Sunrise Mall(4)(5)(6)	1,228,000	25.6%	7.35	Macy's, Dick's Sporting Goods
Total Urban Edge Properties	17,292,000	91.7%	$20.52
(1) Percent leased is expressed as the percentage of gross leasable area subject to a lease, excluding temporary tenants. The Company also excludes 58,000 sf of self-storage from the report above.
(2) Weighted average annual rent per square foot including ground leases and executed leases for which rent has not commenced is calculated by annualizing tenants’ current base rent (excluding any free rent periods), and excluding tenant reimbursements, concessions and storage rent. Excluding the ground leases where the Company is the lessor, the weighted average annual rent per square foot for our retail portfolio is $23.32 per square foot.
(3) The Company is a lessee under a ground or building lease. The total square feet disclosed for the building will revert to the lessor upon lease expiration.
(4) We own 95% of Walnut Creek (Mt. Diablo) and 82.5% of Sunrise Mall with the remaining portions in each case owned by joint venture partners.
(5) Not included in the same-property pool for the purposes of calculating same-property metrics for the quarters ended December 31, 2024 and 2023. See “Non-GAAP Financial Measures” included in Part II, Item 7 of this Annual Report on Form 10-K for more information.
(6) A portion of the property is under a ground lease through 2069.
(7) A portion of the property is classified as held for sale as of December 31, 2024.

As of December 31, 2024, we had approximately 1,100 leases. Tenant leases under 10,000 square feet generally have lease terms of five years or less. Tenant leases comprising 10,000 square feet or more generally have lease terms of 10 to 25 years and are considered anchor leases with one or more renewal options available upon expiration of the initial lease term. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for approximately 1% of our total revenues for the year ended December 31, 2024.

Occupancy
The following table sets forth the consolidated retail portfolio leased occupancy rate (excluding industrial and self-storage space), square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2024(1)	2023(1)	2022(1)	2021(1)	2020
Total square feet	16,064,000	15,522,000	14,495,000	14,469,000	15,221,000
Occupancy rate	96.8%	95.9%	94.3%	91.1%	88.7%
Average annual base rent per sf	$20.79	$19.93	$19.89	$19.70	$18.97
(1) Excludes Sunrise Mall for the years ended December 31, 2024, 2023, 2022, and 2021 and excludes Kingswood Center for the year ended December 31, 2023. In June 2024, Kingswood Center was foreclosed on, and the lender took possession of the property.

The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our industrial properties as of December 31 for the last five years:

	December 31,
	2024	2023	2022	2021	2020
Total square feet	—	127,000	1,345,000	1,345,000	1,070,000
Occupancy rate	—%	100.0%	100.0%	100.0%	100.0%
Average annual base rent per sf	$—	$13.35	$8.89	$6.04	$6.34

Major Tenants
The following table sets forth information for our ten largest tenants by total revenues for the year ended December 31, 2024:

Tenant	Number of Stores	Square Feet	% of Total Square Feet	2024 Revenues(1) (in thousands)	% of Total Revenues
The TJX Companies(2)	28	873,159	5.0%	$22,338	5.0%
Walmart	6	872,522	5.0%	17,403	3.9%
Kohl’s	9	855,561	4.9%	15,261	3.4%
Best Buy	9	409,641	2.4%	15,069	3.4%
Lowe’s Companies	6	976,415	5.6%	13,731	3.1%
The Home Depot	5	538,742	3.1%	13,200	3.0%
Burlington	9	468,606	2.7%	12,077	2.7%
PetSmart	12	278,451	1.6%	11,390	2.6%
ShopRite	5	361,053	2.1%	9,459	2.1%
BJ's Wholesale Club	4	454,297	2.6%	9,422	2.1%
(1) Based on contractual revenues as determined by the tenants’ operating lease agreements.
(2) Includes Marshalls (16), T.J. Maxx (5), HomeGoods (3), HomeSense (3), and Sierra Trading Post (1).

Lease Expirations
The following table sets forth the anticipated expirations of tenant leases in our consolidated retail portfolio for each year from 2025 through 2035 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	38	185,000	1.2%	$3,200,500	$17.30
2025	76	549,000	3.4%	13,132,080	23.92
2026	125	1,055,000	6.6%	27,735,950	26.29
2027	141	1,374,000	8.6%	26,160,960	19.04
2028	108	1,220,000	7.6%	31,195,400	25.57
2029	160	2,840,000	17.7%	67,677,200	23.83
2030	91	2,372,000	14.8%	34,488,880	14.54
2031	57	1,403,000	8.7%	22,237,550	15.85
2032	59	492,000	3.1%	11,227,440	22.82
2033	61	859,000	5.3%	18,923,770	22.03
2034	67	1,022,000	6.4%	22,381,800	21.90
2035	48	831,000	5.2%	17,708,610	21.31
Thereafter	48	1,347,000	8.2%	27,168,990	20.17
Subtotal/Average	1,079	15,549,000	96.8%	$323,263,710	$20.79
Vacant	113	515,000	3.2%	N/A	N/A
Total(1)	1,192	16,064,000	100.0%	$323,263,710	N/A
(1) Total lease count excludes temporary tenant leases, cart and kiosk leases and Sunrise Mall.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Urban Edge Properties

Market Information and Dividends
Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of February 6, 2025, there were approximately 958 holders of record of our common shares.
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
Our Board of Trustees declared a quarterly dividend of $0.17 and $0.16 per share/unit for each of the four quarters in 2024 and 2023, respectively. During the years ended December 31, 2024 and 2023, respectively, the Company declared distributions on common shares and OP units of $0.68 and $0.64 per share/unit in the aggregate. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. However, current law provides a deduction of 20% of a non-corporate taxpayer’s ordinary REIT dividends with such deduction scheduled to expire for taxable years beginning after December 31, 2025. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2024 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

We have determined the dividends paid on our common shares during 2024 and 2023 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2024	$0.68	$0.62	$0.06	$—
2023	0.64	0.56	0.08	—

Total Shareholder Return Performance
The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, Dow Jones Equity All REIT (previously SNL U.S. REIT Equity Index) and the Dow Jones US Real Estate Strip Centers (previously SNL U.S. REIT Retail Shopping Center Index) as provided by SNL Financial LC, for the five years commencing December 31, 2019 and ending December 31, 2024, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Historical stock performance is not necessarily indicative of future results.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act, or the Exchange Act except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)
(1) $100 invested on December 31, 2019 in stock or index, including reinvestment of dividends.

	Cumulative(1) Total Return %	Total Return $ as of
Stock/Index		12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
UE	36.7	100.0	71.0	107.7	83.1	112.3	136.7
S&P 500	97.0	100.0	118.4	152.4	124.8	157.6	197.0
Russell 2000	42.9	100.0	120.0	137.7	109.6	128.1	142.9
Dow Jones Equity All REIT	17.7	100.0	95.2	134.4	100.8	112.2	117.7
Dow Jones US Real Estate Strip Centers	15.0	100.0	68.6	98.8	89.2	98.3	115.0
(1) Cumulative total return is for the five years commencing December 31, 2019 and ending December 31, 2024.

Urban Edge Properties and Urban Edge Properties LP
Market Information and Distributions
There is no established public market for our general and common limited partnership interests in the operating partnership (“OP Units”). As of February 6, 2025, there were 125,459,966 general partnership units outstanding and 6,959,895 common limited partnership units outstanding, held by approximately 958 and 57 holders of record, respectively.
Under the limited partnership agreement of UELP, unitholders may present their common units for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. During the year ended December 31, 2024, 301,583 units were redeemed for common shares and no units were redeemed for cash.

Recent Sales of Unregistered Shares
During the year ended December 31, 2024, the Company issued an aggregate of 301,583 common shares in exchange for 301,583 common limited partnership units held by certain limited partners of the Operating Partnership. All common shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.
Each time the Company issues common shares (other than in exchange for common limited partnership units when such units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the year ended December 31, 2024, in connection with issuances of common shares by the Company pursuant to the Urban Edge Properties 2015 Employee Share Purchase Plan, the Operating Partnership issued an aggregate of 21,551 common limited partnership units to the Company in exchange for approximately $0.3 million, the aggregate proceeds of such common share issuances to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2024, 6,792 restricted common shares were forfeited by former employees in connection with their departure from the Company. We did not repurchase any of our equity securities during the year ended December 31, 2024. Our employees will at times surrender common shares owned by them to satisfy statutory minimum federal, state and local tax obligations associated with the vesting of their restricted common shares. During the year ended December 31, 2024, 11,117 restricted common shares were surrendered.
In March 2020, our Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. During the years ended December 31, 2024 and 2023, no shares were repurchased. As of December 31, 2024, the Company has repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. All share repurchases by the Company were completed between March and April of 2020. There is approximately $145.9 million remaining for share repurchases under this program.

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
This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and provides a year-to-year comparison between 2024 and 2023. A discussion of 2022 items and year-to-year comparisons between 2023 and 2022 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2024, Urban Edge owned approximately 95.2% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary that consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of December 31, 2024, our portfolio was comprised of 17.4 million square feet including 71 shopping centers, two outlet centers and two malls.

Economic Considerations
In recent years, microeconomic and macroeconomic conditions have caused volatility in the financial markets. Inflation began to increase rapidly during 2021 through 2022, resulting in increased costs for certain goods and services. The Federal Reserve took measures to mitigate the impact of inflation by raising its benchmark interest rate several times between 2022 and 2023, resulting in significant increases in the cost of borrowing. These interest rate increases proved to be successful in reducing inflation as inflation rates began to fall beginning in the second quarter of 2023 and continued to fall through most of 2024.
In September 2024, the Federal Reserve cut rates by 50 basis points, driven in part by positive economic reports and the decrease in inflation levels. This was followed by additional rate cuts in November and December of 2024, lowering the target rate to a range of 4.25% to 4.50%. While interest rates and inflation have decreased compared to the prior year, both remain at elevated levels relative to the years preceding 2021 and could remain at these levels in the near-term and long-term. The current levels of inflation could also result in reduced discretionary spending by consumers, putting pricing pressure on rents and limiting the amounts we are able to charge new tenants or tenants up for renewals.
Notwithstanding the foregoing, the Company continued to see strong demand from grocers, discounters, quick-service restaurants and other tenants wanting to operate in our core market of the Washington, D.C. to Boston corridor. The Company was also able to pay off, finance and refinance several mortgage loans during the year and continues to maintain a strong balance sheet that we believe provides us with financial flexibility. Our debt consists primarily of well-laddered, single asset, non-recourse mortgages with approximately 9% of debt maturing through 2026. We expect to continue to add value to our portfolio through executing our leasing pipeline, active development, redevelopment and anchor repositioning projects, commencing leases signed but not yet opened and identifying additional accretive capital recycling opportunities.

2024 Highlights
Set forth below are highlights of our leasing activities, completed and activated development, redevelopment and anchor repositioning projects, financings, refinancings, and property acquisitions and dispositions:

•Signed 79 new leases totaling 485,153 square feet, including 55 new leases on a same-space(1) basis totaling 334,972 square feet at an average rental rate of $31.34 per square foot on a GAAP basis and $27.95 per square foot on a cash basis, generating average rent spreads of 47.3% on a GAAP basis and 25.7% on a cash basis;
•Renewed or extended 86 leases totaling 1,910,688 square feet, including 84 leases on a same-space(1) basis totaling 1,682,610 square feet, at an average rental rate of $19.92 per square foot on a GAAP basis and $19.60 per square foot on a cash basis, generating average rent spreads of 11.3% on a GAAP basis and 9.3% on a cash basis;
•Acquired three properties in our core market of the Washington, D.C. to Boston corridor, totaling 917,000 square feet, for an aggregate purchase price of $245.3 million, inclusive of transaction costs, at an average capitalization rate of 7%;
•Sold three single-tenant and non-core properties, totaling 454,000 square feet, for an aggregate gross price of $108.9 million at an average capitalization rate of 5%;
•Completed five development, redevelopment and anchor repositioning projects, aggregating $29.7 million, expected to generate an approximate 16% unleveraged yield;
•Activated eight development, redevelopment, and anchor repositioning projects aggregating $14.7 million, expected to generate an approximate 25% unleveraged yield;
•Paid off three single-asset, non-recourse, variable rate mortgage loans aggregating $75.7 million in January 2024 that were due to mature in the fourth quarter of 2024 and had interest rates of 7.34% on the date of repayment;
•Refinanced two single-asset, non-recourse mortgages with two new loans aggregating $100 million with a weighted average interest rate of 5.8%;
•Financed three assets with individual non-recourse mortgages aggregating $111 million with a weighted average interest rate of 5.9%;
•Assumed a $60 million fixed rate mortgage with a below-market interest rate of 3.76% in connection with the acquisition of The Village at Waugh Chapel, partially financing the purchase; and
•Issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under our $250 million at-the-market equity offering program (the “ATM program”), generating cash proceeds of $131.1 million, net of commissions paid to distribution agents.

(1) Same-space leases represent those leases signed on spaces for which there was a previous lease.

2025 Outlook
We intend to create value and grow earnings, funds from operations, and cash flows by:
•Adding essential tenants to our properties and positioning our retail assets with a mix of high-quality, credit tenants including grocers, discounters, premium healthcare operators and elevated food offerings;
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
•Expediting the delivery of space to tenants and the collection of rents from executed leases that have not yet rent commenced;
•Generating additional income from our existing assets by redeveloping underutilized existing space, repositioning anchors, and monetizing unused land by developing new spaces and pad sites and researching additional income producing uses; and
•Recycling capital by divesting non-retail and smaller assets in non-core markets and single-tenant assets with low growth, and acquiring assets that meet our investment criteria in our target markets.

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

Real Estate - Estimates Related to Valuing Acquired Assets and Liabilities
Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and acquired liabilities. We assess fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates and available market information, including market-based rental revenues. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities based on their relative fair values at date of acquisition.
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
Since the assessment of fair value and allocation of these amounts is made at the time of acquisition, they are subject to future changes in market conditions and tenants’ ability to continue operations and their exercise of options and renewals. In the case that these assumptions change materially, they could have a material impact on our results and financial statements. During 2024, we acquired three properties and utilized the above factors, including the use of a third party, to allocate the purchase price of these properties among various assets and liabilities. Further information on these allocations can be found in Part II, Item 8, Note 4 of this Annual Report on Form 10-K. We have had no changes to our methods of fair value assessment and allocations during the year ended December 31, 2024.

Real Estate - Estimates Related to Impairments
Our properties are individually evaluated for impairment quarterly, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates, future market rental rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment assessments are based on our current plans, intended holding periods and available market information at the time the assessments are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements. The carrying value of a property may also be individually reassessed in the event a casualty occurs at that property. Casualty events may include property damage from a natural disaster or fire. When such an event occurs, management estimates the net book value of assets damaged over the property’s total gross leasable area and adjusts the property’s carrying value to reflect the damages. Estimates are subjective and may change if additional damage is later assessed or if future cash flows are revised.
During the year ended December 31, 2024, we have had no changes to the methods or assumptions used in our assessment of fair value of our real estate assets and have not incurred any material impairments. During 2023, we recognized a $34.1 million impairment charge related to one of our properties located in Brooklyn, NY. Further information on impairments can be found in Part II, Item 8, Note 9 of this Annual Report on Form 10-K. We operate in a business that has significant investments in real estate and our estimates of valuation are subject to current market conditions and tenant operations, which drive future cash flows, and are beyond our control. As these factors can result in changes to our estimates and result in material impairment losses, this is deemed a critical accounting estimate.

Recent Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses which provides an update to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses, including purchase of inventory, employee compensation, depreciation and amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. The Company is evaluating the impact of this update and will adopt the amendments in our December 31, 2025 Annual Report on Form 10-K.
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
In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this update and will adopt the amendments in its December 31, 2025 Annual Report on Form 10-K.
In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the Chief Operating Decision Maker (the “CODM”) and how these measures are used to allocate resources and assess segment performance. The amendments in this ASU will also apply to entities with a single reportable segment and are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has evaluated the impact of this update on its disclosures and has applied the required amendments in this Annual report on Form 10-K for the year ended December 31, 2024.
In August 2023, FASB issued ASU 2023-05 Business Combinations - Joint Venture Formation (Subtopic 805-60): Recognition and Initial Measurement, which provides an update to the accounting treatment of joint ventures upon formation. This update requires companies to measure assets and liabilities contributed to joint ventures at fair value at the time of formation and has an effective date of January 1, 2025. The update is to be applied prospectively, with a retrospective option for previously formed joint ventures. The Company has not elected retrospective application for its previously formed joint ventures and will adopt the provisions of this ASU for any future joint venture formations.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

Recent SEC Reporting Updates
On March 6, 2024, the SEC issued its final ruling on The Enhancement and Standardization of Climate-Related Disclosures for Investors (Release No. 34-99678). Provisions of the final rule require registrants to include climate-related disclosures that are both qualitative and quantitative in their annual reports and registration statements. These disclosures include, but are not limited to, governance, risk management, strategy, emissions, capital expenditures, and climate-related targets and goals. Subsequent to issuance, the rules became the subject of litigation, and the SEC issued an order staying the rules to allow the legal process to proceed. At this time it is not easily determined what the timeline for resolution is and it is uncertain whether the rules will be upheld, amended or abolished. The Company is continuing to review the final rule and monitoring the litigation progress for possible impacts on the disclosure requirements.
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
Our primary cash expenditures consist of our property operating and capital costs, general and administrative expenses, and interest and debt expense. Property operating expenses include real estate taxes, repairs and maintenance, management expenses, insurance and utilities; general and administrative expenses, which include payroll, professional fees, information technology, office expenses and other administrative expenses; and interest and debt expense primarily consists of interest on our mortgage debt and our line of credit under the Revolving Credit Agreement (our “line of credit”). In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
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
In response to the rising rate of inflation, the Federal Reserve raised benchmark interest rates several times between 2022 and 2023, resulting in an increase in the cost of borrowing. In 2024, the Federal Reserve cut rates driven in part by positive economic reports and a decrease in inflation levels. Interest rates still remain at elevated levels compared to the years preceding 2021, and could remain at this level in the near-term and long-term. We occasionally utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of December 31, 2024, all of our outstanding mortgage debt is fixed rate or hedged with interest rate derivative agreements. Our only variable rate debt exposure is related to our line of credit which has an outstanding balance of $50 million as of December 31, 2024 and is indexed to SOFR, plus an applicable margin per the Revolving Credit Agreement. As of December 31, 2024, we were counterparty to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for, and are designated as, hedging instruments. We are actively managing our business to respond to the economic and social impacts from events and circumstances such as those described above. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for more information.
The following provides an overview of our key non-GAAP measures based on our consolidated results of operations (refer to NOI, same-property NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Net income	$75,442	$259,876
FFO applicable to diluted common shareholders(1)	186,732	184,438
NOI(2)	273,268	250,129
Same-property NOI(2)	216,836	207,841
(1) Refer to page 36 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 35 for a reconciliation to the nearest GAAP measure.

Comparison of the Year Ended December 31, 2024 to December 31, 2023
Net income for the year ended December 31, 2024 was $75.4 million, compared to net income of $259.9 million for the year ended December 31, 2023. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items which changed significantly in the year ended December 31, 2024 as compared to the same period in 2023:

	For the Year Ended December 31,
(Amounts in thousands)	2024	2023	$ Change
Total revenue	$444,966	$416,922	$28,044
Depreciation and amortization	150,389	108,979	41,410
Real estate taxes	68,651	64,889	3,762
Property operating expenses	78,776	68,563	10,213
General and administrative	37,474	37,070	404
Real estate impairment loss	—	34,055	(34,055)
Gain on sale of real estate	38,818	217,708	(178,890)
Interest income	2,667	3,037	(370)
Interest and debt expense	81,587	74,945	6,642
Gain on extinguishment of debt	21,423	41,144	(19,721)
Income tax expense	2,386	17,800	(15,414)
Total revenue increased by $28.0 million to $445.0 million in the year ended December 31, 2024 from $416.9 million in the year ended December 31, 2023. The increase is primarily attributable to:
•$20.6 million increase as a result of property acquisitions net of dispositions;
•$17.5 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases, partially offset by tenant vacates; and
•$1.2 million decrease in rental revenue deemed uncollectible; offset by
•$9.9 million decrease in other income primarily driven by a litigation settlement payment received in the fourth quarter of 2023; and
•$1.4 million decrease in non-cash revenues driven by accelerated amortization of below-market intangible liabilities in the fourth quarter of 2023 related to a tenant termination.
Depreciation and amortization increased by $41.4 million to $150.4 million in the year ended December 31, 2024 from $109.0 million in the year ended December 31, 2023. The increase is primarily attributable to:
•$26.4 million increase as a result of property acquisitions net of dispositions; and
•$15.0 million increase due to assets placed in service for completion of redevelopment projects during the year.
Real estate tax expense increased by $3.8 million to $68.7 million in the year ended December 31, 2024 from $64.9 million in the year ended December 31, 2023. The increase is primarily attributable to:
•$4.5 million increase as a result of property acquisitions net of dispositions; offset by
•$0.4 million increase in capitalized real estate taxes due to the commencement of development, redevelopment and anchor repositioning projects, offset by project completions; and
•$0.3 million decrease as a result of successful tax appeals and lower assessments.
Property operating expenses increased by $10.2 million to $78.8 million in the year ended December 31, 2024 from $68.6 million in the year ended December 31, 2023. The increase is primarily attributable to:
•$7.3 million higher expenses incurred for increased insurance premiums, snow removal, and higher common area maintenance expenses across the portfolio as compared to 2023; and
•$2.9 million increase as a result of property acquisitions net of dispositions.
General and administrative expenses increased by $0.4 million to $37.5 million in the year ended December 31, 2024 from $37.1 million in the year ended December 31, 2023. The increase is primarily attributable to higher employment expenses.
We recognized a real estate impairment loss of $34.1 million in the first quarter of 2023, reducing the carrying value of an office and retail property located in Brooklyn, NY.
We recognized a gain on sale of real estate of $38.8 million in 2024 primarily related to the sale of three properties. We recognized a gain on sale of real estate of $217.7 million in 2023 related to the sale of two properties and one property parcel.

Interest income decreased by $0.4 million to $2.7 million in the year ended December 31, 2024 from $3.0 million in the year ended December 31, 2023. The decrease is attributable to lower average cash balances and lower interest rates on our deposits.
Interest and debt expense increased by $6.6 million to $81.6 million in the year ended December 31, 2024 from $74.9 million in the year ended December 31, 2023. The increase is primarily attributable to:
•$4.1 million increase due to the balance on our line of credit, used to finance several acquisitions in 2023 and 2024;
•$3.3 million increase due to new financings and refinancings since the fourth quarter of 2023, net of loan repayments;
•$1.1 million increase in amortization of deferred financing costs; and
•$0.6 million decrease in capitalized interest expense due to the completion of development, redevelopment, and anchor repositioning projects, offset by project commencements; offset by
•$2.5 million decrease in interest expense due to the mortgage debt forgiven in connection with the foreclosure of Kingswood Center.
We recognized a $21.7 million gain on the extinguishment of debt for the year ended December 31, 2024 attributable to the foreclosure settlement of Kingswood Center; partially offset by a $0.3 million loss on extinguishment of debt as a result of the early payoff of three variable rate loans in January 2024. During the year ended December 31, 2023, we recognized a $41.1 million gain on the extinguishment of debt attributable to the refinancing of the Shops at Caguas loan in August 2023, partially offset by a $0.5 million loss on extinguishment of debt recognized in the second quarter of 2023 related to the early payoff of the mortgage loan secured by Plaza at Cherry Hill.
Income tax expense decreased by $15.4 million to $2.4 million in the year ended December 31, 2024 from $17.8 million in the year ended December 31, 2023. The decrease is primarily attributable to the income tax impact of the Shops at Caguas loan refinancing in August 2023.

Comparison of the Year Ended December 31, 2023 to December 31, 2022
Discussions of 2023 items and comparisons between the years ended December 31, 2023 and 2022 that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 65 properties for the years ended December 31, 2024 and 2023. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.
Same-property NOI increased by $9.0 million, or 4.3%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023. Same-property NOI, including properties in redevelopment, increased by $11.6 million, or 5.1%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
The following table reconciles net income to NOI, same-property NOI and same-property NOI including properties in redevelopment for the years ended December 31, 2024 and 2023.

	For the year ended December 31,
(Amounts in thousands)	2024	2023
Net income	$75,442	$259,876
Other expense (income)	897	(9,097)
Depreciation and amortization	150,389	108,979
General and administrative expense	37,474	37,070
Real estate impairment loss	—	34,055
Gain on sale of real estate	(38,818)	(217,708)
Interest income	(2,667)	(3,037)
Interest and debt expense	81,587	74,945
Gain on extinguishment of debt	(21,423)	(41,144)
Income tax expense	2,386	17,800
Non-cash revenue and expenses	(11,999)	(11,610)
NOI	273,268	250,129
Adjustments:
Sunrise Mall net operating loss	1,733	2,427
Tenant bankruptcy settlement income and lease termination income	(1,762)	(1,428)
Non-same property NOI and other(1)	(56,403)	(43,287)
Same-property NOI	$216,836	$207,841
NOI related to properties being redeveloped	22,668	20,017
Same-property NOI including properties in redevelopment	$239,504	$227,858
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process during the periods being compared.

Funds From Operations
FFO applicable to diluted common shareholders for the year ended December 31, 2024 was $186.7 million compared to $184.4 million for the year ended December 31, 2023.
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
The following table reflects the reconciliation of net income to FFO for the years ended December 31, 2024 and 2023.

	For the year ended December 31,
(Amounts in thousands)	2024	2023
Net income	$75,442	$259,876
Less: net (income) loss attributable to noncontrolling interests in:
Operating partnership	(3,978)	(11,899)
Consolidated subsidiaries	1,099	520
Net income attributable to common shareholders	72,563	248,497
Adjustments:
Rental property depreciation and amortization	149,009	107,695
Gain on sale of real estate	(38,818)	(217,708)
Real estate impairment loss	—	34,055
Limited partnership interests in operating partnership(1)	3,978	11,899
FFO applicable to diluted common shareholders	$186,732	$184,438
(1) Represents earnings allocated to Long-Term Incentive Plan (“LTIP”) and OP unitholders for unissued common shares. LTIP and OP units are excluded for purposes of calculating earnings per diluted share when their effect is anti-dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.17 per common share and OP unit for each of the four quarters in 2024, or an annual rate of $0.68. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
We have an $800 million line of credit under the Revolving Credit Agreement which has a maturity date of February 9, 2027 and includes two six-month extension options. The Company has obtained seven letters of credit issued under the Revolving Credit Agreement, aggregating $32.1 million, and provided them to mortgage lenders and other entities to secure its obligations in relation to certain reserves and capital requirements. The letters of credit issued under the Revolving Credit Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn and no separate liability has been recorded in association with them. As of December 31, 2024, there was $50 million drawn under the Revolving Credit Agreement with an available remaining balance of $717.9 million under the facility, including undrawn letters of credit. See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on our Revolving Credit Agreement.
In August 2022, in connection with the launch of the ATM Program, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million. During the year ended December 31, 2024, the Company issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under the ATM Program, generating cash proceeds of $131.1 million, net of commissions paid to distribution agents. See Note 14 in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the ATM Program.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. As of the date of this filing, we have approximately $23.7 million of debt maturing within the next 12 months related to a mortgage loan encumbering one of our properties and are actively exploring our options to refinance or pay at maturity.
At December 31, 2024, we had cash and cash equivalents, including restricted cash, of $90.6 million and $717.9 million available under our Revolving Credit Agreement. These amounts are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $90.6 million at December 31, 2024, compared to $174.2 million as of December 31, 2023, a decrease of $83.6 million.
Our cash flow activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Net cash provided by operating activities	$153,177	$163,015
Net cash used in investing activities	(234,697)	(117,702)
Net cash (used in) provided by financing activities	(2,088)	161

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities for the year ended December 31, 2024 decreased by $9.8 million as compared to December 31, 2023. The decrease is attributed to a $10 million litigation settlement payment received in the fourth quarter of 2023, offset by higher rental revenue from new tenant rent commencements and the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities for the year ended December 31, 2024 increased by $117.0 million compared to December 31, 2023. The increase is attributed to:
•$252.5 million decrease in proceeds from the sale of real estate; offset by
•$130.4 million decrease in cash used for acquisitions of real estate; and
•$5.1 million decrease in cash used for real estate development and capital improvements.

The Company has 26 active development, redevelopment or anchor repositioning projects with total estimated costs of $162.6 million, of which $73.1 million has been incurred and $89.5 million remains to be funded as of December 31, 2024.
The following summarizes capital expenditures presented on a cash basis for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
(Amounts in thousands)	2024	2023
Capital expenditures:
Development and redevelopment costs	$78,230	$83,397
Capital improvements	26,650	27,487
Tenant improvements and allowances	5,222	4,840
Total capital expenditures	$110,102	$115,724
Financing Activities
Net cash provided by or used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash provided by financing activities of $0.2 million for the year ended December 31, 2023 decreased by $2.3 million to $2.1 million used in financing activities for the year ended December 31, 2024. The decrease is primarily due to:
•$136.2 million decrease in proceeds from mortgage loan and credit facility borrowings, net of repayments; and
•$8.9 million increase in distributions to shareholders and unitholders of the Operating Partnership; offset by
•$136.2 million increase in proceeds from the issuance of common shares;
•$4.4 million decrease in deferred financing fees paid in connection with financings and refinancings; and
•$2.2 million increase in cash contributed by noncontrolling interests.

Financing activity for the year included:
•On November 21, 2024, the Company refinanced the mortgage secured by Brick Commons, with a new 7-year, $50 million mortgage loan bearing interest at a fixed rate of 5.20%. The proceeds from the refinancing were used to pay off the previous mortgage loan on the property, which had an outstanding balance of $46.8 million;
•On October 29, 2024, the Company assumed a $60 million mortgage loan in connection with the acquisition of The Village at Waugh Chapel. The mortgage bears interest at a fixed rate of 3.76% and has a remaining term of approximately 7 years;
•On September 13, 2024, the Company obtained a 10-year, $30 million mortgage loan secured by Briarcliff Commons, located in Morris Plains, NJ. The loan bears interest at a fixed rate of 5.47%;

•On August 29, 2024, the Company obtained a 5-year $31 million mortgage loan secured by Greenbrook Commons, located in Watchung, NJ. The loan bears interest at a fixed rate of 6.03%;
•On June 27, 2024, the foreclosure process for Kingswood Center was completed and the corresponding $68.6 million mortgage loan secured by the property was forgiven, resulting in a $21.7 million gain on extinguishment of debt;
•On May 3, 2024, the Company obtained a 5-year, $50 million mortgage loan secured by Ledgewood Commons located in Roxbury Township, NJ. The loan bears interest at a fixed rate of 6.03%;
•On March 28, 2024, the Company refinanced the mortgage secured by Yonkers Gateway Center, with a new 5-year, $50 million mortgage loan bearing interest at a fixed rate of 6.30%. The proceeds from the refinancing were used to pay off the previous mortgage loan on the property, which had an outstanding balance of $22.7 million;
•On January 2, 2024, the Company repaid three variable rate mortgage loans aggregating $75.7 million with interest rates of 7.34% on the payoff date. The loans were secured by Hudson Commons, Greenbrook Commons, and Gun Hill Commons and were due to mature in the fourth quarter of 2024; and
•During the year ended December 31, 2024, the Company issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under the ATM Program, generating cash proceeds of $131.1 million, net of commissions paid to distribution agents. See Note 14, Equity and Noncontrolling Interest in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the ATM Program.

Contractual Obligations
We have contractual obligations related to our mortgage loans and unsecured line of credit that are both fixed and variable. Our variable rate loans bear interest at a floating rate based on SOFR plus an applicable margin ranging from 1.03% to 2.26%. In connection with reference rate reform and the discontinuation of LIBOR, all of our LIBOR-indexed debt has been transitioned to SOFR effective July 2023. The discontinuation of LIBOR did not have an impact on our ability to borrow or maintain already outstanding borrowings. Further information on our mortgage loans can be found in Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. Below is a summary of our contractual obligations as of December 31, 2024:

	Commitments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual cash obligations
Long-term debt obligations(1)	$1,993,430	$112,055	$580,259	$503,614	$797,502
Operating lease obligations(2)	75,174	8,730	16,352	13,884	36,208
Finance lease obligations(2)	6,531	109	251	254	5,917
	$2,075,135	$120,894	$596,862	$517,752	$839,627
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2024. See Note 6 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
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
We believe that cash flows from our current operations, cash on hand, our line of credit, the potential to refinance our loans and our general ability to access the capital markets will be sufficient to finance our operations and fund our obligations in both the short-term and long-term.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of December 31, 2024, our variable rate debt outstanding had rates indexed to SOFR.

	2024					2023
(Amounts in thousands)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$100,905		5.36%	$500	(3)	$280,969		6.53%
Fixed Rate	1,532,915		5.02%	—	(2)	1,462,766		4.88%
	$1,633,820	(1)		$500		$1,743,735	(1)
(1) Excludes unamortized mortgage debt issuance costs of $14.1 million and $12.6 million as of December 31, 2024 and December 31, 2023, respectively. Debt issuance costs related to our Revolving Credit Agreement are included within prepaid expenses and other assets on the consolidated balance sheets.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would increase by approximately $15.3 million based on outstanding balances as of December 31, 2024.
(3) Excludes the impact of a 1% increase on our $50.9 million variable rate mortgage on Plaza at Woodbridge as the loan is hedged with an interest rate cap to limit the maximum SOFR to 3.0%. See Note 9 to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information on the Plaza at Woodbridge interest rate cap.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of December 31, 2024, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivatives are assessed quarterly for hedge effectiveness and as of December 31, 2024, both meet the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2024, the estimated fair value of our consolidated debt was $1.5 billion.

Other Market Risks
As of December 31, 2024, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2024 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2024, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Recoverability Assessment —Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Company’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of the projected undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. An impairment exists when the carrying amount of an asset exceeds the projected undiscounted future cash flows, taking into account the appropriate capitalization rate and future market rental rates in determining a future terminal value.
Given that the Company’s estimated capitalization rate and future market rental rates used in the evaluation of impairment of real estate assets are significant assumptions made by management within the evaluation of impairment of real estate assets, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s estimated capitalization rate and future market rental rates used in the evaluation of impairment of real estate assets included the following, among others:
•We tested the effectiveness of the Company’s internal controls over management’s evaluation of recoverability of real estate, including internal controls over management’s determination of the reasonableness of the applicable capitalization rate and future market rental rates.
•We inquired with management regarding their determination of the capitalization rate and future market rental rates and evaluated the consistency in determining the rates with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s estimated capitalization rate and future market rental rates by:
◦Testing the source information underlying the determination of the capitalization rate and future market rental rates by evaluating the reasonableness of the capitalization rate and future market rental rates used by management with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of capitalization rate and future market rental rates and comparing those to the capitalization rate and future market rental rates selected by management.

Acquisitions of Real Estate — Refer to Notes 3 and 4 to the financial statements
Critical Audit Matter Description
Upon the acquisition of real estate, the Company allocates the purchase price of the real estate acquired based on the relative fair value of the assets acquired and liabilities assumed at the date of acquisition. The Company assesses fair value based on estimated cash flow projections utilizing appropriate discount rates, capitalization rates, and market-based rental revenues and available market information. Based on these estimates, the Company allocates the purchase price to the applicable tangible and intangible assets and liabilities based on their relative fair value at date of acquisition. In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market, below-market, and in-place leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market renewal options, to be paid pursuant to the in-place leases and the estimate of the market lease rates and other lease provisions for comparable leases measured over a period equal to the estimated remaining term of the lease. The Company’s determination of an estimated fair value requires management to make significant estimates, including utilizing appropriate discount rates, capitalization rates, and market-based rental revenues.
Given that the Company’s estimated discount rates, capitalization rates, and market-based rental revenues are significant assumptions made by management within the Company’s evaluation of fair value for the purchase price allocation of real estate acquired, performing audit procedures to evaluate the reasonableness of management’s estimated fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s estimated discount rates, capitalization rates, and market-based rental revenues used in the evaluation of acquired real estate assets and liabilities included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation and the valuation methodology for estimating the fair value of assets acquired and liabilities assumed.
•For each acquisition, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company’s management, as well as assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.
•With the assistance of our fair value specialists, we:
◦Evaluated the reasonableness of the valuation and allocation methodology and related inputs, including discount rates, capitalization rates, and market-based rental revenues.
◦Tested the mathematical accuracy of the calculations and compared the key inputs used in the projections to external market sources.

◦Developed a range of independent estimates of discount rate, capitalization rate, and market-based rental revenues and compared those to the discount rate, capitalization rate, and future market rental rates selected by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 12, 2025
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP and the Board of Trustees of Urban Edge Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties LP and subsidiaries (the "Operating Partnership") as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2025, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Real Estate Recoverability Assessment —Refer to Note 3 to the financial statements
Critical Audit Matter Description
The Operating Partnership’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Operating Partnership’s evaluation of the recoverability of real estate assets involves the comparison of the projected undiscounted future cash flows expected to be generated by each real estate asset over the Operating Partnership’s estimated holding period to the respective carrying amount. An impairment exists when the carrying amount of an asset exceeds the projected undiscounted future cash flows, taking into account the appropriate capitalization rate and future market rental rates in determining a future terminal value.
Given that the Operating Partnership’s estimated capitalization rate and future market rental rates used in the evaluation of impairment of real estate assets are significant assumptions made by management within the evaluation of impairment of real estate assets, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Operating Partnership’s estimated capitalization rate and future market rental rates used in the evaluation of impairment of real estate assets included the following, among others:
•We tested the effectiveness of the Operating Partnership’s internal controls over management’s evaluation of recoverability of real estate, including internal controls over management’s determination of the reasonableness of the applicable capitalization rate and future market rental rates.
•We inquired with management regarding their determination of the capitalization rate and future market rental rates and evaluated the consistency in determining the rates with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Operating Partnership’s estimated capitalization rate and future market rental rates by:
◦Testing the source information underlying the determination of the capitalization rate and future market rental rates by evaluating the reasonableness of the capitalization rate and future market rental rates used by management with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of capitalization rate and future market rental rates and comparing those to the capitalization rate and future market rental rates selected by management.

Acquisitions of Real Estate — Refer to Notes 3 and 4 to the financial statements
Critical Audit Matter Description
Upon the acquisition of real estate, the Operating Partnership allocates the purchase price of the real estate acquired based on the relative fair value of the assets acquired and liabilities assumed at the date of acquisition. The Operating Partnership assesses fair value based on estimated cash flow projections utilizing appropriate discount rates, capitalization rates, and market-based rental revenues and available market information. Based on these estimates, the Operating Partnership allocates the purchase price to the applicable tangible and intangible assets and liabilities based on their relative fair value at date of acquisition. In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market, below-market, and in-place leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market renewal options, to be paid pursuant to the in-place leases and the estimate of the market lease rates and other lease provisions for comparable leases measured over a period equal to the estimated remaining term of the lease. The Operating Partnership’s determination of an estimated fair value requires management to make significant estimates, including utilizing appropriate discount rates, capitalization rates, and market-based rental revenues.
Given that the Operating Partnership’s estimated discount rates, capitalization rates, and market-based rental revenues are significant assumptions made by management within the Operating Partnership’s evaluation of fair value for the purchase price allocation of real estate acquired, performing audit procedures to evaluate the reasonableness of management’s estimated fair value required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Operating Partnership’s estimated discount rates, capitalization rates, and market-based rental revenues used in the evaluation of acquired real estate assets and liabilities included the following, among others:
•We tested the effectiveness of controls over the purchase price allocation and the valuation methodology for estimating the fair value of assets acquired and liabilities assumed.
•For each acquisition, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Operating Partnership’s management, as well as assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.
•With the assistance of our fair value specialists, we:
◦Evaluated the reasonableness of the valuation and allocation methodology and related inputs, including discount rates, capitalization rates, and market-based rental revenues.
◦Tested the mathematical accuracy of the calculations and compared the key inputs used in the projections to external market sources.

◦Developed a range of independent estimates of discount rate, capitalization rate, and market-based rental revenues and compared those to the discount rate, capitalization rate, and future market rental rates selected by management.

/s/ DELOITTE & TOUCHE LLP

New York, New York
February 12, 2025
We have served as the Operating Partnership’s auditor since 2016.

URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land	$660,198	$635,905
Buildings and improvements	2,791,728	2,678,076
Construction in progress	289,057	262,275
Furniture, fixtures and equipment	11,296	9,923
Total	3,752,279	3,586,179
Accumulated depreciation and amortization	(886,886)	(819,243)
Real estate, net	2,865,393	2,766,936
Operating lease right-of-use assets	65,491	56,988
Cash and cash equivalents	41,373	101,123
Restricted cash	49,267	73,125
Tenant and other receivables	20,672	14,712
Receivables arising from the straight-lining of rents	61,164	60,775
Identified intangible assets, net of accumulated amortization of $65,027 and $51,399, respectively	109,827	113,897
Deferred leasing costs, net of accumulated amortization of $22,488 and $21,428, respectively	27,799	27,698
Prepaid expenses and other assets	70,554	64,555
Total assets	$3,311,540	$3,279,809

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,569,753	$1,578,110
Unsecured credit facility	50,000	153,000
Operating lease liabilities	62,585	53,863
Accounts payable, accrued expenses and other liabilities	89,982	102,997
Identified intangible liabilities, net of accumulated amortization of $50,275 and $46,610, respectively	177,496	170,411
Total liabilities	1,949,816	2,058,381
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 125,450,684 and 117,652,656 shares issued and outstanding, respectively	1,253	1,175
Additional paid-in capital	1,149,981	1,011,942
Accumulated other comprehensive income	177	460
Accumulated earnings	126,670	137,113
Noncontrolling interests:
Operating partnership	65,069	55,355
Consolidated subsidiaries	18,574	15,383
Total equity	1,361,724	1,221,428
Total liabilities and equity	$3,311,540	$3,279,809

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Rental revenue	$444,465	$406,112	$396,376
Other income	501	10,810	1,562
Total revenue	444,966	416,922	397,938
EXPENSES
Depreciation and amortization	150,389	108,979	98,432
Real estate taxes	68,651	64,889	61,864
Property operating	78,776	68,563	74,334
General and administrative	37,474	37,070	43,087
Real estate impairment loss	—	34,055	—
Lease expense	13,169	12,634	12,460
Total expenses	348,459	326,190	290,177
Gain on sale of real estate	38,818	217,708	353
Interest income	2,667	3,037	1,107
Interest and debt expense	(81,587)	(74,945)	(58,979)
Gain on extinguishment of debt	21,423	41,144	—
Income before income taxes	77,828	277,676	50,242
Income tax expense	(2,386)	(17,800)	(2,903)
Net income	75,442	259,876	47,339
Less: net (income) loss attributable to NCI in:
Operating partnership	(3,978)	(11,899)	(1,895)
Consolidated subsidiaries	1,099	520	726
Net income attributable to common shareholders	$72,563	$248,497	$46,170

Earnings per common share - Basic:	$0.60	$2.11	$0.39
Earnings per common share - Diluted:	$0.60	$2.11	$0.39
Weighted average shares outstanding - Basic	121,324	117,506	117,366
Weighted average shares outstanding - Diluted	121,432	117,597	121,640

Net income	$75,442	$259,876	$47,339
Effective portion of change in fair value of derivatives	(301)	(179)	656
Comprehensive income	75,141	259,697	47,995
Less: comprehensive loss (income) attributable to NCI in:
Operating partnership	18	10	(27)
Less: net (income) loss attributable to NCI in:
Operating partnership	(3,978)	(11,899)	(1,895)
Consolidated subsidiaries	1,099	520	726
Comprehensive income attributable to common shareholders	$72,280	$248,328	$46,799

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, January 1, 2022	117,147,986	$1,170	$1,001,253	$—	$(7,091)	$39,616	$12,946	$1,047,894
Net income attributable to common shareholders	—	—	—	—	46,170	—	—	46,170
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	1,895	(726)	1,169
Other comprehensive income	—	—	—	629	—	27	—	656
Limited partnership interests:
Units redeemed for common shares	250,000	3	2,121	—	—	2,124	—	4,248
Reallocation of noncontrolling interests	—	—	6,126	—	—	(10,374)	—	(4,248)
Common shares issued	60,193	—	466	—	(84)	—	—	382
Dividends to common shareholders ($0.64 per share)	—	—	—	—	(75,099)	—	—	(75,099)
Distributions to redeemable NCI ($0.64 per unit)	—	—	—	—	—	(3,109)	—	(3,109)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,686	1,686
Share-based compensation expense	—	—	1,456	—	—	9,030	—	10,486
Share-based awards retained for taxes	(7,228)	—	(129)	—	—	—	—	(129)
Balance, December 31, 2022	117,450,951	$1,173	$1,011,293	$629	$(36,104)	$39,209	$13,906	$1,030,106
Net income attributable to common shareholders	—	—	—	—	248,497	—	—	248,497
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	11,899	(520)	11,379
Other comprehensive loss	—	—	—	(169)	—	(10)	—	(179)
Limited partnership interests:
Units redeemed for common shares	70,000	1	572	—	—	572	—	1,145
Reallocation of noncontrolling interests	—	—	(1,137)	—	—	(8)	—	(1,145)
Common shares issued	139,342	1	459	—	(88)	—	—	372
Dividends to common shareholders ($0.64 per share)	—	—	—	—	(75,192)	—	—	(75,192)
Distributions to redeemable NCI ($0.64 per unit)	—	—	—	—	—	(3,244)	—	(3,244)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,997	1,997
Share-based compensation expense	—	—	874	—	—	6,937	—	7,811
Share-based awards retained for taxes	(7,637)	—	(119)	—	—	—	—	(119)
Balance, December 31, 2023	117,652,656	$1,175	$1,011,942	$460	$137,113	$55,355	$15,383	$1,221,428
Net income attributable to common shareholders	—	—	—	—	72,563	—	—	72,563
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	3,978	(1,099)	2,879
Other comprehensive loss	—	—	—	(283)	—	(18)	—	(301)
Limited partnership interests:
Units redeemed for common shares	301,583	3	2,939	—	—	2,942	—	5,884
Reallocation of noncontrolling interests	—	—	(2,255)	—	—	(3,629)	—	(5,884)
Common shares issued	7,507,562	75	136,572	—	(91)	—	—	136,556
Dividends to common shareholders ($0.68 per share)	—	—	—	—	(82,915)	—	—	(82,915)
Distributions to redeemable NCI ($0.68 per unit)	—	—	—	—	—	(4,401)	—	(4,401)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,290	4,290
Issuance of accrued LTIP units	—	—	—	—	—	1,389	—	1,389
Share-based compensation expense	—	—	978	—	—	9,453	—	10,431
Share-based awards retained for taxes	(11,117)	—	(195)	—	—	—	—	(195)
Balance, December 31, 2024	125,450,684	$1,253	$1,149,981	$177	$126,670	$65,069	$18,574	$1,361,724
See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,442	$259,876	$47,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,989	112,768	100,787
Gain on sale of real estate	(38,818)	(217,708)	(353)
Amortization of above and below market leases, net	(9,669)	(11,602)	(6,660)
Noncash lease expense	7,333	6,590	7,051
Straight-lining of rent	(2,552)	(3,687)	(2,020)
Share-based compensation expense	10,431	7,811	10,486
Real estate impairment loss	—	34,055	—
Gain on extinguishment of debt	(21,423)	(41,144)	—
Change in operating assets and liabilities:
Tenant and other receivables	(5,967)	2,811	(1,712)
Deferred leasing costs	(6,417)	(8,059)	(8,660)
Prepaid and other assets	349	12,387	854
Lease liabilities	(7,116)	(6,330)	(6,641)
Accounts payable, accrued expenses and other liabilities	(3,405)	15,247	(853)
Net cash provided by operating activities	153,177	163,015	139,618
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(110,627)	(115,724)	(116,044)
Acquisitions of real estate	(184,467)	(314,886)	(36,222)
Proceeds from sale of real estate	60,397	312,908	353
Net cash used in investing activities	(234,697)	(117,702)	(151,913)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage loan borrowings	211,000	469,704	103,413
Debt repayments	(387,353)	(693,891)	(98,334)
Borrowings under unsecured credit facility	125,000	309,000	—
Dividends paid to common shareholders	(82,915)	(75,192)	(75,099)
Distributions paid to redeemable noncontrolling interests	(4,401)	(3,244)	(3,109)
Taxes withheld for vested restricted shares	(195)	(119)	(129)
Debt issuance costs	(4,070)	(8,466)	(7,292)
Purchase of interest rate cap	—	—	(285)
Proceeds related to the issuance of common shares, net	136,556	372	382
Contributions from noncontrolling interests	4,290	1,997	1,686
Net cash (used in) provided by financing activities	(2,088)	161	(78,767)
Net (decrease) increase in cash and cash equivalents and restricted cash	(83,608)	45,474	(91,062)
Cash and cash equivalents and restricted cash at beginning of year	174,248	128,774	219,836
Cash and cash equivalents and restricted cash at end of year	$90,640	$174,248	$128,774

See notes to consolidated financial statements.

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $10,553, $11,209 and $8,512, respectively	$80,711	$69,040	$55,740
Cash payments for income taxes	9,858	52	913
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assumption of debt through acquisition of real estate, net of debt mark-to-market	54,946	—	—
Assignment of debt through disposition of real estate	44,483	—	—
Accrued capital expenditures included in accounts payable and accrued expenses	16,133	21,628	34,673
Write-off of fully depreciated and impaired assets	17,223	41,954	8,733
Mortgage debt forgiven	—	44,105	—
Transfer of assets held for sale included in prepaid expenses and other assets	10,286	—	—
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	47,518	—	—
Mortgage debt, net	68,613	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$101,123	$85,518	$164,478
Restricted cash at beginning of year	73,125	43,256	55,358
Cash and cash equivalents and restricted cash at beginning of year	$174,248	$128,774	$219,836

Cash and cash equivalents at end of year	$41,373	$101,123	$85,518
Restricted cash at end of year	49,267	73,125	43,256
Cash and cash equivalents and restricted cash at end of year	$90,640	$174,248	$128,774

 See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and unit amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Real estate, at cost:
Land	$660,198	$635,905
Buildings and improvements	2,791,728	2,678,076
Construction in progress	289,057	262,275
Furniture, fixtures and equipment	11,296	9,923
Total	3,752,279	3,586,179
Accumulated depreciation and amortization	(886,886)	(819,243)
Real estate, net	2,865,393	2,766,936
Operating lease right-of-use assets	65,491	56,988
Cash and cash equivalents	41,373	101,123
Restricted cash	49,267	73,125
Tenant and other receivables	20,672	14,712
Receivables arising from the straight-lining of rents	61,164	60,775
Identified intangible assets, net of accumulated amortization of $65,027 and $51,399, respectively	109,827	113,897
Deferred leasing costs, net of accumulated amortization of $22,488 and $21,428, respectively	27,799	27,698
Prepaid expenses and other assets	70,554	64,555
Total assets	$3,311,540	$3,279,809

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,569,753	$1,578,110
Unsecured credit facility	50,000	153,000
Operating lease liabilities	62,585	53,863
Accounts payable, accrued expenses and other liabilities	89,982	102,997
Identified intangible liabilities, net of accumulated amortization of $50,275 and $46,610, respectively	177,496	170,411
Total liabilities	1,949,816	2,058,381
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 125,450,684 and 117,652,656 units outstanding, respectively	1,151,234	1,013,117
Limited partners: 6,386,837 and 5,659,781 units outstanding, respectively	59,466	49,311
Accumulated other comprehensive income	177	460
Accumulated earnings	132,273	143,157
Total partners’ capital	1,343,150	1,206,045
Noncontrolling interest in consolidated subsidiaries	18,574	15,383
Total equity	1,361,724	1,221,428
Total liabilities and equity	$3,311,540	$3,279,809

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Year Ended December 31,
	2024	2023	2022
REVENUE
Rental revenue	$444,465	$406,112	$396,376
Other income	501	10,810	1,562
Total revenue	444,966	416,922	397,938
EXPENSES
Depreciation and amortization	150,389	108,979	98,432
Real estate taxes	68,651	64,889	61,864
Property operating	78,776	68,563	74,334
General and administrative	37,474	37,070	43,087
Real estate impairment loss	—	34,055	—
Lease expense	13,169	12,634	12,460
Total expenses	348,459	326,190	290,177
Gain on sale of real estate	38,818	217,708	353
Interest income	2,667	3,037	1,107
Interest and debt expense	(81,587)	(74,945)	(58,979)
Gain on extinguishment of debt	21,423	41,144	—
Income before income taxes	77,828	277,676	50,242
Income tax expense	(2,386)	(17,800)	(2,903)
Net income	75,442	259,876	47,339
Less: net loss attributable to NCI in consolidated subsidiaries	1,099	520	726
Net income attributable to unitholders	$76,541	$260,396	$48,065

Earnings per unit - Basic:	$0.60	$2.13	$0.40
Earnings per unit - Diluted:	$0.60	$2.13	$0.39
Weighted average units outstanding - Basic	125,987	121,901	121,374
Weighted average units outstanding - Diluted	126,095	121,992	121,640

Net income	$75,442	$259,876	$47,339
Effective portion of change in fair value of derivatives	(301)	(179)	656
Comprehensive income	75,141	259,697	47,995
Less: net loss attributable to NCI in consolidated subsidiaries	1,099	520	726
Comprehensive income attributable to unitholders	$76,240	$260,217	$48,721

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2022	117,147,986	$1,002,423	4,662,654	$41,030	$—	$(8,505)	$12,946	$1,047,894
Net income attributable to unitholders	—	—	—	—	—	48,065	—	48,065
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(726)	(726)
Other comprehensive income	—	—	—	—	629	27	—	656
Common units issued as a result of common shares issued by Urban Edge	60,193	466	300,904	—	—	(84)	—	382
Equity redemption of OP Units	250,000	2,124	(250,000)	2,124	—	—	—	4,248
Reallocation of noncontrolling interests	—	6,126	—	(10,374)	—	—	—	(4,248)
Distributions to Partners ($0.64 per unit)	—	—	—	—	—	(78,208)	—	(78,208)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,686	1,686
Share-based compensation expense	—	1,456	—	9,030	—	—	—	10,486
Share-based awards retained for taxes	(7,228)	(129)	—	—	—	—	—	(129)
Balance, December 31, 2022	117,450,951	$1,012,466	4,713,558	$41,810	$629	$(38,705)	$13,906	$1,030,106
Net income attributable to unitholders	—	—	—	—	—	260,396	—	260,396
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(520)	(520)
Other comprehensive loss	—	—	—	—	(169)	(10)	—	(179)
Common units issued as a result of common shares issued by Urban Edge	139,342	460	1,016,223	—	—	(88)	—	372
Equity redemption of OP Units	70,000	573	(70,000)	572	—	—	—	1,145
Reallocation of noncontrolling interests	—	(1,137)	—	(8)	—	—	—	(1,145)
Distributions to Partners ($0.64 per unit)	—	—	—	—	—	(78,436)	—	(78,436)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,997	1,997
Share-based compensation expense	—	874	—	6,937	—	—	—	7,811
Share-based awards retained for taxes	(7,637)	(119)	—	—	—	—	—	(119)
Balance, December 31, 2023	117,652,656	$1,013,117	5,659,781	$49,311	$460	$143,157	$15,383	$1,221,428
Net income attributable to unitholders	—	—	—	—	—	76,541	—	76,541
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,099)	(1,099)
Other comprehensive loss	—	—	—	—	(283)	(18)	—	(301)
Common units issued as a result of common shares issued by Urban Edge	7,507,562	136,647	1,028,639	—	—	(91)	—	136,556
Equity redemption of OP units	301,583	2,942	(301,583)	2,942	—	—	—	5,884
Reallocation of noncontrolling interests	—	(2,255)	—	(3,629)	—	—	—	(5,884)
Distributions to Partners ($0.68 per unit)	—	—	—	—	—	(87,316)	—	(87,316)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,290	4,290
Issuance of accrued LTIP units	—	—	—	1,389	—	—	—	1,389
Share-based compensation expense	—	978	—	9,453	—	—	—	10,431
Share-based awards retained for taxes	(11,117)	(195)	—	—	—	—	—	(195)
Balance, December 31, 2024	125,450,684	$1,151,234	6,386,837	$59,466	$177	$132,273	$18,574	$1,361,724
(1) Limited partners have a 4.8% common limited partnership interest in the Operating Partnership as of December 31, 2024 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$75,442	$259,876	$47,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	154,989	112,768	100,787
Gain on sale of real estate	(38,818)	(217,708)	(353)
Amortization of above and below market leases, net	(9,669)	(11,602)	(6,660)
Noncash lease expense	7,333	6,590	7,051
Straight-lining of rent	(2,552)	(3,687)	(2,020)
Share-based compensation expense	10,431	7,811	10,486
Real estate impairment loss	—	34,055	—
Gain on extinguishment of debt	(21,423)	(41,144)	—
Change in operating assets and liabilities:
Tenant and other receivables	(5,967)	2,811	(1,712)
Deferred leasing costs	(6,417)	(8,059)	(8,660)
Prepaid and other assets	349	12,387	854
Lease liabilities	(7,116)	(6,330)	(6,641)
Accounts payable, accrued expenses and other liabilities	(3,405)	15,247	(853)
Net cash provided by operating activities	153,177	163,015	139,618
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(110,627)	(115,724)	(116,044)
Acquisitions of real estate	(184,467)	(314,886)	(36,222)
Proceeds from sale of real estate	60,397	312,908	353
Net cash used in investing activities	(234,697)	(117,702)	(151,913)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage loan borrowings	211,000	469,704	103,413
Debt repayments	(387,353)	(693,891)	(98,334)
Borrowings under unsecured credit facility	125,000	309,000	—
Distributions paid to partners	(87,316)	(78,436)	(78,208)
Taxes withheld for vested restricted units	(195)	(119)	(129)
Debt issuance costs	(4,070)	(8,466)	(7,292)
Purchase of interest rate cap	—	—	(285)
Proceeds related to the issuance of common shares, net	136,556	372	382
Contributions from noncontrolling interests	4,290	1,997	1,686
Net cash (used in) provided by financing activities	(2,088)	161	(78,767)
Net (decrease) increase in cash and cash equivalents and restricted cash	(83,608)	45,474	(91,062)
Cash and cash equivalents and restricted cash at beginning of year	174,248	128,774	219,836
Cash and cash equivalents and restricted cash at end of year	$90,640	$174,248	$128,774

See notes to consolidated financial statements.

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $10,553, $11,209 and $8,512, respectively	$80,711	$69,040	$55,740
Cash payments for income taxes	9,858	52	913
NON-CASH INVESTING AND FINANCING ACTIVITIES
Assumption of debt through acquisition of real estate, net of debt mark-to-market	54,946	—	—
Assignment of debt through disposition of real estate	44,483	—	—
Accrued capital expenditures included in accounts payable and accrued expenses	16,133	21,628	34,673
Write-off of fully depreciated and impaired assets	17,223	41,954	8,733
Mortgage debt forgiven	—	44,105	—
Transfer of assets held for sale included in prepaid expenses and other assets	10,286	—	—
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	47,518	—	—
Mortgage debt, net	68,613	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$101,123	$85,518	$164,478
Restricted cash at beginning of year	73,125	43,256	55,358
Cash and cash equivalents and restricted cash at beginning of year	$174,248	$128,774	$219,836

Cash and cash equivalents at end of year	$41,373	$101,123	$85,518
Restricted cash at end of year	49,267	73,125	43,256
Cash and cash equivalents and restricted cash at end of year	$90,640	$174,248	$128,774

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2024, Urban Edge owned approximately 95.2% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of December 31, 2024, our portfolio consisted of 71 shopping centers, two outlet centers and two malls totaling approximately 17.4 million sf, which is inclusive of a 95% controlling interest in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and with the instructions of Form 10-K. The consolidated financial statements as of and for the years ended December 31, 2024, 2023 and 2022 reflect the consolidation of the Company, the Operating Partnership, wholly-owned subsidiaries and those entities in which we have a controlling financial interest. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.
Our primary business is the ownership, management, acquisition, development, and redevelopment of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance and allocating resources. The Company’s Chief Operating Decision Maker (“CODM”) reviews operating and financial information at the individual operating segment. We aggregate all of our properties into a single reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance. See Note 17 to the consolidated financial statements for further information regarding Segment Reporting.

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

Real estate assets to be sold are reported at the lower of their carrying value or estimated fair value less costs to sell and are classified as real estate held for sale and included in prepaid expenses and other assets on the Company’s consolidated balance sheets. If the estimated fair value less costs to sell is less than the carrying value, the difference will be recorded as an impairment charge and included in real estate impairment loss on the consolidated statements of income and comprehensive income. Once a real estate asset is classified as held for sale, depreciation expense is no longer recorded.
The Company classifies real estate assets as held for sale in the period in which all of the following conditions are met: (i) the Company commits to a plan and has the authority to sell the asset; (ii) the asset is available for sale in its current condition; (iii) the Company has initiated an active marketing plan to locate a buyer for the asset; (iv) the sale of the asset is both probable and expected to qualify for full sales recognition within a period of 12 months; (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) the Company does not anticipate changes to its plan to sell the asset or that the plan will be withdrawn.
Upon the acquisition of real estate, we assess the fair value of acquired assets (including land, buildings and improvements, identified intangibles, such as acquired above and below-market leases, acquired in-place leases and tenant relationships) and assumption of liabilities and we allocate the purchase price based on these assessments on a relative fair value basis. We assess fair value based on estimated cash flow projections utilizing appropriate discount and capitalization rates, and available market information, including market-based rental revenues. Estimates of future cash flows are based on a number of factors including historical operating results, known trends, and market/economic conditions. We record acquired intangible assets (including acquired above-market leases, acquired in-place leases and tenant relationships) and acquired intangible liabilities (including below-market leases) at their estimated fair value. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired.
Our properties and development projects are individually evaluated for impairment quarterly, and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events and changes include macroeconomic conditions, operating performance, and environmental and regulatory changes, which may result in property operational disruption and could indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates, future market rental rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment assessments are based on our current plans, intended holding periods and available market information at the time the assessments are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.

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

Deferred Financing Costs — Deferred financing costs and debt issuance costs include fees associated with the issuance of our mortgage loans and our $800 million revolving credit agreement with certain financial institutions (as amended, the “Revolving Credit Agreement”). Such fees are amortized on a straight-line basis over the terms of the related agreements as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. Deferred financing costs associated with the revolving credit agreement are included in prepaid expenses and other assets on the consolidated balance sheets. Deferred financing costs associated with our mortgage loans are included in Mortgages payable, net on the consolidated balance sheets.

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

Leases — We have approximately 1,100 operating leases at our properties, which generate rental income from tenants and operating cash flows for the Company. Our tenant leases are dependent on the Company, as lessor, agreeing to provide our tenants with the right to control the use of our real estate assets, as lessees. Our real estate assets are comprised of retail shopping centers and malls. Tenants agree to use and control their agreed upon space for their business purposes. Thus, our tenants obtain substantially all of the economic benefits from the use of our shopping center space and have the right to direct how and for what purpose the real estate space is used throughout the period of use. Given these contractual terms, the Company has determined that all tenant contracts of this nature contain a lease. The Company assesses lease classification for each new and modified lease. All new and modified leases which commenced in the year ended December 31, 2024 have been assessed and classified as operating leases.
Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent or the Consumer Price Index (“CPI”). Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales. Variable lease payments dependent on the CPI will change in accordance with the corresponding increase or decrease in CPI if negotiated and agreed upon in the tenant's lease. Variable lease payments dependent on percentage rent and the CPI were $5.7 million, $5.5 million and $9.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Variable lease payments also arise from tenant expense reimbursements, which provide for the recovery of all or a portion of the operating expenses, common area maintenance expenses, real estate taxes, insurance and capital improvements of the respective property and amounted to $118.5 million, $103.7 million and $103.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. The Company accounts for variable lease payments as rental revenue on the consolidated statements of income and comprehensive income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.
The Company also has 20 properties in its portfolio either completely or partially on land or in a building that are owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from one to 75 years and provide us the right to operate each such property. We also lease or sublease real estate for our two corporate offices with remaining terms ranging between less than one year and four years. Right-of-use

(“ROU”) assets are recorded for these leases, which represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. As of December 31, 2024, no other contracts have been identified as leases. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and ROU asset.
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
Excluding the Operating Partnership, the Company had two entities that met the criteria of a VIE in which we held variable interests as of December 31, 2024 and 2023. These entities are VIEs primarily because the noncontrolling interests do not have substantive kick-out or participating rights and we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of these entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for these entities, they were consolidated in our financial statements as of December 31, 2024 and 2023. The majority of the operations of these VIEs are funded with cash flows generated by the properties and periodic cash contributions.
As of December 31, 2024 and 2023, excluding the Operating Partnership, the two consolidated VIEs had total assets of $38.9 million and $47.2 million, respectively, and total liabilities of $9.2 million and $20.3 million, respectively.

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
Compensation expense for restricted share awards is based on the fair value of our common shares at the date of the grant and is recognized ratably over the vesting period. For grants with a graded vesting schedule or a cliff vesting schedule, we have elected to recognize compensation expense on a straight-line basis. We reduce compensation expense related to forfeited awards in the period of forfeiture. Share-based compensation expense is included in general and administrative expenses on the consolidated statements of income and comprehensive income.
When the Company issues common shares as compensation, it receives a like number of common units from the Operating Partnership. Accordingly, the Company’s ownership in the Operating Partnership will increase based on the number of common shares awarded under our 2015 Omnibus Share Plan and 2024 Omnibus Share Plan. As a result of the issuance of common units to the Company for share-based compensation, the Operating Partnership accounts for share-based compensation in the same manner as the Company.

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
The Company applies the Financial Accounting Standards Board’s (“FASB”) guidance relating to uncertainty in income taxes recognized in a Company’s financial statements. Under this guidance the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods. The Company records interest and penalties relating to unrecognized tax benefits, if any, as income tax expense.

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2024. As of December 31, 2024, The TJX Companies was our largest tenant with twenty-eight stores which comprised an aggregate of 873,159 sf and accounted for approximately $22.3 million, or 5.0% of our total revenue for the year ended December 31, 2024.

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

Recently Issued Accounting Literature
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses which provides an update to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses, including purchase of inventory, employee compensation, depreciation and amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. The Company is evaluating the impact of this update and will adopt the amendments in our December 31, 2025 Annual Report on Form 10-K.
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
In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The Company is evaluating the impact of this update and will adopt the amendments in its December 31, 2025 Annual Report on Form 10-K.
In November 2023, FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which provides for additional disclosures as they relate to a Company’s segments. Additional requirements per the update include disclosures for significant segment expenses, measures of profit or loss used by the CODM and how these measures are used to allocate resources and assess segment performance. The amendments in this ASU will also apply to entities with a single reportable segment and are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has evaluated the impact of this update on its disclosures and has applied the required amendments in this Annual report on Form 10-K for the year ended December 31, 2024.
In August 2023, FASB issued ASU 2023-05 Business Combinations - Joint Venture Formation (Subtopic 805-60): Recognition and Initial Measurement, which provides an update to the accounting treatment of joint ventures upon formation. This update requires companies to measure assets and liabilities contributed to joint ventures at fair value at the time of formation and has an effective date of January 1, 2025. The update is to be applied prospectively, with a retrospective option for previously formed joint ventures. The Company has not elected retrospective application for its previously formed joint ventures and will adopt the provisions of this ASU for any future joint venture formations.

Recent SEC Reporting Updates
On March 6, 2024, the SEC issued its final ruling on The Enhancement and Standardization of Climate-Related Disclosures for Investors (Release No. 34-99678). Provisions of the final rule require registrants to include climate-related disclosures that are both qualitative and quantitative in their annual reports and registration statements. These disclosures include, but are not limited to, governance, risk management, strategy, emissions, capital expenditures, and climate-related targets and goals. Subsequent to issuance, the rules became the subject of litigation, and the SEC issued an order staying the rules to allow the legal process to proceed. At this time it is not easily determined what the timeline for resolution is and it is uncertain whether the rules will be upheld, amended or abolished. The Company is continuing to review the final rule and monitoring the litigation progress for possible impacts on the disclosure requirements.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the years ended December 31, 2024 and December 31, 2023, the Company closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
October 29, 2024	The Village at Waugh Chapel	Gambrills	MD	382,000	$128,230
April 5, 2024	Ledgewood Commons	Roxbury Township	NJ	448,000	83,211
February 8, 2024	Heritage Square	Watchung	NJ	87,000	33,838
				2024 Total	$245,279

October 23, 2023	Shoppers World	Framingham	MA	752,000	$243,587
October 23, 2023	Gateway Center	Everett	MA	640,000	68,585
June 21, 2023	Sunrise Mall (Ground Lease)(2)	Massapequa	NY	—	2,071
				2023 Total	$314,243
(1) The total purchase price for the properties acquired in the years ended December 31, 2024 and December 31, 2023 include $4.8 million and $3.2 million of transaction costs incurred related to the transactions, respectively.
(2) Pertains to the buyout and termination of a ground lease for certain land parcels at our Sunrise Mall property in which the Company previously held a lessee position.

On October 29, 2024, the Company closed on the acquisition of The Village at Waugh Chapel, located in Gambrills, MD, for a purchase price of $128.2 million, including transaction costs. The grocery-anchored center aggregates 382,000 sf and includes national tenants such as Safeway, Marshalls, HomeGoods, T.J. Maxx and LA Fitness. The acquisition was funded through the assumption of a $60 million mortgage with an interest rate of 3.76%, as well as proceeds from equity issuances under the Company’s at-the-market equity offering program and asset sales.
In conjunction with the acquisition, the Company entered into a forward Section 1031 Exchange with the disposition of its property in Union, NJ, allowing for the deferral of capital gains resulting from the sale for tax purposes. At the same time, the Company also entered into a reverse Section 1031 Exchange, which, for a maximum of 180 days, allows us to defer, for tax purposes, gains on the sale of other properties identified and sold within the period. In addition to the VIEs mentioned in Note 3, pursuant to the exchange agreements, the property, The Village at Waugh Chapel, is in possession of an Exchange Accommodation Titleholder (“EAT”) and is classified as a VIE until the earlier of the termination of the agreements or 180 days after the acquisition date. The EAT is the legal owner of the property, however, we control the activities that most significantly impact the entity and retain all of the economic benefits and risks associated with it. Therefore, since the title of the property will be transferred back to the Company and we have determined that we are the primary beneficiary of the VIE, we have consolidated the VIE and its operations as of the acquisition date.
On April 5, 2024, the Company closed on the acquisition of Ledgewood Commons, located in Roxbury Township, NJ, for a purchase price of $83.2 million, including transaction costs. The center, aggregating 448,000 sf, is anchored by a grocer and includes two pre-approved but undeveloped outparcels. The purchase was initially funded using cash on hand. On May 3, 2024, the Company obtained a 5-year, $50 million mortgage secured by the property that bears interest at a fixed rate of 6.03%.
On February 8, 2024, the Company acquired Heritage Square, an unencumbered 87,000 sf shopping center located in Watchung, NJ, for a purchase price of $33.8 million, including transaction costs. The property is anchored by Ulta and two TJX Companies concepts, HomeSense and Sierra Trading, and includes four outparcels occupied by Chick-Fil-A, CityMD, Miller’s Ale House and Starbucks. The acquisition was funded using cash on hand.
On October 23, 2023, the Company closed on the acquisition of two properties, Shoppers World and Gateway Center, for a purchase price of $312.2 million, including transaction costs. The two centers comprise 1.4 million sf and are located in the greater Boston area. The acquisitions were partially funded using proceeds from the disposition of the East Hanover Warehouses portfolio in a forward Section 1031 exchange, with the balance being financed by drawing on the Company’s unsecured line of credit. We entered into a reverse Section 1031 agreement with third-party intermediaries for the portion financed by the Company’s unsecured line of credit, which, for a maximum of 180 days, allows us to defer, for tax purposes, gains on the sale of other properties identified and sold within the period. The reverse Section 1031 Exchange requirements were satisfied with the disposition of Freeport Commons on December 29, 2023 and the exchange agreements were terminated on January 2, 2024.
In connection with the acquisition of Sunrise Mall, located in Massapequa, NY, in December 2020, the Company acquired a lessee position in a ground lease with Arzillo Trust comprising two outparcels of approximately 2.25 acres. On June 21, 2023, the Company purchased the underlying assets from Arzillo Trust for a purchase price of $2.1 million, including transaction costs, which was allocated to land. As a result of this transaction, the existing ground lease was terminated and the remaining balance of the right-of-use asset of $1.0 million was reclassified to land.
The aggregate purchase price of the above property acquisitions have been allocated as follows:

(amount in thousands) Property Name	Land	Buildings and Improvements	Identified Intangible Assets(1)	Identified Intangible Liabilities(1)	Debt Discount(2)	Total Purchase Price
(in thousands)
The Village at Waugh Chapel	$36,722	$91,207	$13,141	$(17,894)	$5,054	$128,230
Ledgewood Commons	24,313	56,352	15,137	(12,591)	—	83,211
Heritage Square	7,343	24,643	4,763	(2,911)	—	33,838
2024 Total	$68,378	$172,202	$33,041	$(33,396)	$5,054	$245,279

Shoppers World	$42,861	$198,317	$41,374	$(38,965)	$—	$243,587
Gateway Center	57,546	36,473	25,724	(51,158)	—	68,585
Sunrise Mall (Ground Lease)	2,071	—	—	—	—	2,071
2023 Total	$102,478	$234,790	$67,098	$(90,123)	$—	$314,243
(1) As of December 31, 2024, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2024 were 8.2 years and 16.7 years, respectively, and the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2023 were 5.8 years and 29.1 years, respectively.
(2) Included in mortgages payable, net on the consolidated balance sheets.

Dispositions
During the year ended December 31, 2024, the Company disposed of three properties comprising 454,000 sf and received proceeds of $59.9 million, net of selling costs, resulting in a $37.9 million gain on sale of real estate.
On October 29, 2024, the Company sold a single-tenant property located in Union, NJ for a gross price of $71 million and recognized a gain on sale of real estate of $23.3 million. The outstanding $44.5 million mortgage encumbering the property was assumed by the buyer at closing. This transaction was structured as part of a Section 1031 Exchange with the acquisition of The Village at Waugh Chapel which closed on October 29, 2024, allowing for the deferral of capital gains resulting from the sale for income tax purposes.
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
The total gain on sale of real estate of $38.8 million for the year ended December 31, 2024 includes amounts related to properties disposed of in prior periods.
During the year ended December 31, 2023, the Company disposed of two properties and one property parcel comprising 1.5 million sf for an aggregate gross sales price of $318 million. In connection with the dispositions and the release of escrow funds related to properties that were disposed of in prior periods, the Company recognized a gain on sale of real estate of $217.7 million.

On December 29, 2023, the Company completed the sale of Freeport Commons, located in Freeport, NY, for a gross price of $78.5 million. The $43.1 million mortgage loan secured by the property was repaid at closing using proceeds from the sale. The sale of this property satisfied the remaining requirements of the Section 1031 Exchange agreement entered into with the acquisitions of Shoppers World and Gateway Center on October 23, 2023, allowing for the deferral of capital gains from the sale for income tax purposes.
On December 13, 2023, the Company sold a parcel of its Tonnelle Commons property located in North Bergen, NJ for a gross price of $22 million. The parcel comprised approximately 75,000 sf and included a self-storage facility.
On October 20, 2023, the Company completed the sale of its East Hanover Warehouses portfolio for a gross price of $217.5 million. The East Hanover Warehouses comprised seven buildings, totaling 1.2 million sf. The proceeds from the disposition were used to pay off the $40.1 million loan secured by the property at closing and to partially fund the purchase of two properties, Shoppers World and Gateway Center, located in the greater Boston area. In connection with the sale, we entered into a forward Section 1031 Exchange agreement with third-party intermediaries which allows us to defer, for tax purposes, the gain on sale of the property until the earlier of the termination of the agreement or 180 days after the date of the disposition. The forward 1031 Exchange requirements were satisfied with the Boston acquisitions on October 23, 2023 and the Exchange agreement was terminated.

Real Estate Held for Sale
During the fourth quarter of 2024, the Company executed a contract with a third-party buyer to sell a portion of Bergen Town Center East, located in Paramus, NJ, for a gross purchase price of $25 million. As of December 31, 2024, the portion of the property under contract met the criteria to be classified as held for sale and the aggregate carrying value of $10.3 million was reclassified and included in prepaid expenses and other assets on our consolidated balance sheets.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes our identified intangible assets and liabilities:

(Amounts in thousands)	December 31, 2024	December 31, 2023
In-place leases	$164,291	$148,668
Accumulated amortization	(61,671)	(45,877)
Above-market leases	10,564	14,993
Accumulated amortization	(3,357)	(3,897)
Other intangible assets	—	1,635
Accumulated amortization	—	(1,625)
Identified intangible assets, net of accumulated amortization	109,827	113,897
Below-market leases	227,771	217,021
Accumulated amortization	(50,275)	(46,610)
Identified intangible liabilities, net of accumulated amortization	$177,496	$170,411
Amortization of acquired below-market leases, net of acquired above-market leases resulted in rental income of $9.7 million, $8.2 million, and $6.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Amortization of acquired in-place leases and customer relationships resulted in depreciation and amortization expense of $30.3 million, $13.5 million, and $10.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table sets forth the estimated annual amortization (expense) and income related to intangible assets and liabilities for the five succeeding years commencing January 1, 2025:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2025	$11,855	$(2,448)	$(23,755)
2026	11,373	(1,254)	(16,218)
2027	11,235	(1,023)	(13,238)
2028	11,059	(990)	(11,447)
2029	10,736	(931)	(9,897)

6.     MORTGAGES PAYABLE
The following is a summary of mortgages payable as of December 31, 2024 and December 31, 2023.

		Interest Rate at	December 31,	December 31,
(Amounts in thousands)	Maturity	December 31, 2024	2024	2023
Mortgages secured by:
Variable rate
Hudson Commons(1)	11/15/2024	—%	$—	$26,930
Gun Hill Commons(1)	12/1/2024	—%	—	23,696
Plaza at Woodbridge(2)	6/8/2027	5.26%	50,905	52,278
Total variable rate debt			50,905	102,904
Fixed rate
West End Commons	12/10/2025	3.99%	23,717	24,196
Town Brook Commons	12/1/2026	3.78%	29,610	30,229
Rockaway River Commons	12/1/2026	3.78%	26,215	26,763
Hanover Commons	12/10/2026	4.03%	60,155	61,324
Tonnelle Commons	4/1/2027	4.18%	95,286	97,115
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	21,525	22,015
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Kingswood Center(3)	2/6/2028	—%	—	69,054
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	36,024	36,725
Union (Vauxhall)(4)	12/10/2028	—%	—	45,202
Yonkers Gateway Center(5)	4/10/2029	6.30%	50,000	23,148
Ledgewood Commons	5/5/2029	6.03%	50,000	—
The Shops at Riverwood	6/24/2029	4.25%	20,958	21,326
Shops at Bruckner	7/1/2029	6.00%	37,350	37,817
Greenbrook Commons(6)	9/1/2029	6.03%	31,000	25,065
Huntington Commons	12/5/2029	6.29%	43,704	43,704
Bergen Town Center	4/10/2030	6.30%	290,000	290,000
The Outlets at Montehiedra	6/1/2030	5.00%	73,551	75,590
Montclair(7)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	38,886	39,607
The Village at Waugh Chapel(8)	12/1/2031	3.76%	55,071	—
Brick Commons(9)	12/10/2031	5.20%	50,000	47,683
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	15,719	15,920
Shops at Caguas	8/1/2033	6.60%	81,504	82,000
Briarcliff Commons	10/1/2034	5.47%	30,000	—
Mount Kisco Commons(10)	11/15/2034	6.40%	10,390	11,098
Total fixed rate debt			1,532,915	1,487,831
	Total mortgages payable		1,583,820	1,590,735
	Unamortized debt issuance costs		(14,067)	(12,625)
Total mortgages payable, net of unamortized debt issuance costs			$1,569,753	$1,578,110
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
(4)On October 29, 2024, the Company sold the property and the outstanding $44.5 million mortgage was assumed by the buyer at closing.
(5)On March 28, 2024, the Company refinanced the mortgage on Yonkers Gateway Center with a new 5-year, $50 million loan.
(6)The Company paid off the previous variable rate loan in January 2024. On August 29, 2024, the Company obtained a new 5-year, $31 million fixed rate loan.
(7)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.
(8)On October 29, 2024, the Company assumed the mortgage in connection with the acquisition of The Village at Waugh Chapel. The mortgage payable balance includes a $4.9 million debt mark-to-market discount.
(9)On November 21, 2024, the Company refinanced the mortgage secured by Brick Commons with a new 7-year, $50 million loan.
(10) Mortgage payable balance includes a $0.6 million debt mark-to-market discount.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.5 billion as of December 31, 2024. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2024, we were in compliance with all debt covenants.
As of December 31, 2024, the principal repayments of the Company’s total outstanding debt for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2025	$36,373
2026	124,959
2027	316,636
2028	181,188
2029	232,380
Thereafter	742,284

Revolving Credit Agreement
On January 15, 2015, we entered into a $500 million Revolving Credit Agreement with certain financial institutions. On March 7, 2017, we amended and extended the Revolving Credit Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. On July 29, 2019, we entered into a second amendment to the Revolving Credit Agreement to extend the maturity date to January 29, 2024 with two six-month extension options.
On June 3, 2020, we entered into a third amendment to the Revolving Credit Agreement, which among other things, modifies certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter period annualized.
On August 9, 2022, we restated and amended the Revolving Credit Agreement, in order to, among other things, increase the credit facility size by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the Revolving Credit Agreement are subject to interest at SOFR plus 1.03% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over SOFR and the facility fee are based on our current leverage ratio and are subject to change. The Revolving Credit Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x.
The Company has obtained seven letters of credit issued under the Revolving Credit Agreement, aggregating $32.1 million. The letters of credit that were issued were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. The letters of credit issued under the Revolving Credit Agreement have reduced the amount available under the facility commensurate with the face values but remain undrawn and no separate liability has been recorded in association with them.
On October 25, 2024, the Company borrowed $65 million under its Revolving Credit Agreement and subsequently repaid $15 million of the balance. As of December 31, 2024, $50 million was outstanding under the Revolving Credit Agreement with an available remaining balance of $717.9 million under the facility, including undrawn letters of credit.
Financing costs associated with executing the Revolving Credit Agreement of $3.4 million and $5.1 million as of December 31, 2024 and 2023, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Financing Activity
In connection with the acquisition of The Village at Waugh Chapel on October 29, 2024, the Company assumed a $60 million fixed rate mortgage secured by the property with an interest rate of 3.76% and remaining term of approximately 7 years.
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

Refinancing Activity
On November 21, 2024, the Company refinanced the mortgage secured by its property Brick Commons with a new 7-year, $50 million loan bearing interest at a fixed rate of 5.20%. The proceeds from the new loan were used to pay off the previous mortgage on the property which had an outstanding balance of $46.8 million.
On March 28, 2024, the Company refinanced the mortgage secured by its property, Yonkers Gateway Center, with a new 5-year, $50 million mortgage loan bearing interest at a fixed rate of 6.30%. The proceeds from the new loan were used to pay off the previous mortgage on the property which had an outstanding balance of $22.7 million.

Mortgage Repayments
On January 2, 2024, the Company paid off three variable rate mortgage loans aggregating $75.7 million which were due to mature in the fourth quarter of 2024. The loans were secured by Hudson Commons, Greenbrook Commons, and Gun Hill Commons, and had interest rates of 7.34% on the payoff date. As a result of the early payoff, the Company recognized a $0.3 million loss on extinguishment of debt.

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

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 1.8 years. As of December 31, 2024, the remaining exposure under the guarantee is $4.1 million. There was no separate liability recorded related to this guarantee.

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
The Company satisfied its REIT distribution requirement by distributing $0.68, $0.64 and $0.64 per common share in 2024, 2023 and 2022, respectively. The distributions comprised a regular quarterly cash dividend of $0.17 per common share declared for each quarter of 2024 and a regular quarterly cash dividend of $0.16 per common share declared for each quarter of 2023 and 2022. The taxability of such dividends for the years ended December 31, 2024, 2023 and 2022 are as follows:

	Year Ended December 31,
	2024	2023	2022
Dividend paid per share	$0.68	$0.64	$0.64
Ordinary income	91%	88%	100%
Return of capital	—%	—%	—%
Capital gains	9%	12%	—%

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
During the year ended December 31, 2024, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of the Company’s Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of the Company’s Puerto Rico operating activities and such tax is included in income tax expense in the consolidated statements of income and comprehensive income.
On August 30, 2023, the Company completed a mortgage refinancing at its mall in Puerto Rico, the Shops at Caguas. As a result of the refinancing and the cancellation of indebtedness for tax purposes, the Company recognized a Puerto Rico income tax expense of $16.3 million, consisting of a current tax liability of $4.7 million and a deferred tax expense of $11.6 million. The deferred tax expense is attributable to a write-down of our Puerto Rico tax basis in the Shops at Caguas for a portion of the debt forgiven. Refer to Note 6 to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2023 for further information on the Shops at Caguas refinancing.
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Management’s determination of the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the underlying temporary differences become deductible. As of December 31, 2024, with the exception of certain state and local deferred tax assets, management determined that it is more likely than not that all deferred tax assets will be realized. The Company recorded a valuation allowance against certain state and local deferred tax assets because management determined it is not more likely than not that these state and local deferred tax assets will be realized. There has been no change to the valuation allowance recorded against these state and local deferred tax assets during 2024.
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
During the years ended December 31, 2024 and 2023, income before income taxes from the Company’s operating activities in the United States was $71.1 million and $226.4 million, respectively, and in Puerto Rico was $6.7 million and $51.2 million, respectively. For the year ended December 31, 2024, the Puerto Rico income tax expense was $2.4 million, as compared to a Puerto Rico income tax expense of $18.5 million for the year ended December 31, 2023. The decrease was driven by the gain previously noted on the mortgage refinancing at the Shops at Caguas in the third quarter of 2023. Income taxes are accounted for under the asset and liability method. Deferred income taxes are recognized for the tax effect of temporary differences between the financial reporting basis and the tax basis of taxable assets and liabilities and for the tax effect of carried forward tax attributes such as net operating losses and tax credits.

Income tax expense for the years ended December 31, 2024, 2023 and 2022 consist of the following:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Income tax expense (benefit):
Current:
U.S. federal income tax	$—	$4	$11
U.S. state and local income tax	19	(674)	10
Puerto Rico income tax	2,486	4,753	78
Total current	2,505	4,083	99
Deferred:
U.S. federal income tax	(1)	—	1
Puerto Rico income tax	(118)	13,717	2,803
Total deferred	(119)	13,717	2,804
Total income tax expense	$2,386	$17,800	$2,903

Provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to consolidated net income before income taxes as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Federal provision at statutory tax rate(1)	$16,345	$58,312	$10,551
REIT income before income taxes not subject to federal tax provision	(16,345)	(58,308)	(10,539)
State and local income tax provision, net of federal benefit	18	(674)	10
Puerto Rico income tax provision	2,368	18,470	2,881
Total income tax expense	$2,386	$17,800	$2,903
(1) Federal statutory tax rate of 21% for the years ended December 31, 2024, 2023 and 2022.

Below is a table summarizing the Company’s deferred tax assets and liabilities as of December 31, 2024 and 2023:

	Balance at
(Amounts in thousands)	December 31, 2024	December 31, 2023
Deferred tax assets:
Depreciation	$21,936	$21,586
Amortization of deferred financing costs	136	152
Rental revenue deemed uncollectible	627	410
Charitable contribution	7	7
Net operating loss	7	7
Tax credit carryforward(1)	3,808	—
Total deferred tax assets	26,521	22,162

Deferred tax liabilities:
Straight line rent	(1,568)	(1,111)
Amortization of acquired leases	(126)	(152)
Total deferred tax liabilities	(1,694)	(1,263)

Net deferred tax assets	$24,827	$20,899
(1) As of December 31, 2024, the Company has a Puerto Rico tax credit carryforward totaling $3.8 million which, if unused, may be carried forward indefinitely.

8.     LEASES
Leases as lessor
We have approximately 1,100 operating leases at our retail shopping centers and malls which generate rental income from tenants and operating cash flows for the Company. Our tenant base comprises a diverse group of merchants including department stores, grocers, discounters, entertainment offerings, health clubs, DIY stores, in-line specialty shops, restaurants and other food and beverage vendors and service providers. Tenant leases under 10,000 sf generally have lease terms of 5 years or less. Tenant leases 10,000 sf or more are considered anchor leases and generally have lease terms of 10 to 25 years, with one or more renewal options available upon expiration of the initial lease term. Contractual rent increases for the renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal.
The components of rental revenue for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Rental Revenue
Fixed lease revenue	$329,555	$304,050	$290,784
Variable lease revenue(1)	114,910	102,062	105,592
Total rental revenue	$444,465	$406,112	$396,376
(1) Percentage rent for the years ended December 31, 2024, 2023 and 2022 were $3.6 million, $3.6 million and $3.9 million, respectively.

Property, plant and equipment under operating leases as lessor
As of December 31, 2024, 2023 and 2022, substantially all of the Company’s real estate assets are subject to operating leases.

Maturity analysis of lease payments as lessor
The Company’s operating leases, including those with revenue recognized on a cash basis, are disclosed in the aggregate due to their consistent nature as real estate leases. As of December 31, 2024, the undiscounted cash flows to be received from lease payments of our operating leases on an annual basis for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2025	$320,675
2026	306,161
2027	284,582
2028	256,069
2029	203,043
Thereafter	802,656
Total undiscounted cash flows	$2,173,186

Leases as lessee
As of December 31, 2024, the Company had 20 properties in its portfolio either completely or partially on land or in a building owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from one to 75 years and provide us the right to operate the property. We also lease or sublease real estate for our two corporate offices with remaining terms ranging from less than one year to four years.
The components of lease expense for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Lease expense
Operating lease cost(1)	$10,239	$9,732	$9,707
Variable lease cost	2,930	2,902	2,753
Total lease expense	$13,169	$12,634	$12,460

(1) During the years ended December 31, 2024, 2023, and 2022 the Company recognized sublease income of $20.4 million, $18.7 million and $18.6 million, respectively, included in rental revenue on the consolidated statements of income and comprehensive income in relation to certain ground and building lease arrangements. Operating lease cost includes amortization of below-market ground lease intangibles and straight-line lease expense.

Supplemental balance sheet information related to leases as of December 31, 2024 and December 31, 2023 was as follows:

	December 31, 2024		December 31, 2023
Supplemental noncash information	Operating leases	Finance lease	Operating leases	Finance lease
Weighted-average remaining lease term	11.4 years	31.2 years	13.8 years	32.2 years
Weighted-average discount rates	4.38%	4.01%	4.39%	4.01%

Supplemental cash information related to leases for the years ended December 31, 2024 and 2023 was as follows:

(Amounts in thousands)	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2024	2023
Operating cash flows from operating leases	$10,016	$9,476
Operating cash flows from finance lease	122	121
Financing cash flows from finance lease	13	12

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$15,837	$810

Maturity analysis of lease payments as lessee
The undiscounted cash flows to be paid on an annual basis for the next five years and thereafter are presented in the table below. The total amount of lease payments, on an undiscounted basis, are reconciled to the lease liability included within accounts payable, accrued expenses and other liabilities on the consolidated balance sheets by considering the present value discount.

(Amounts in thousands)	Operating	Finance
Year Ending December 31,	leases	lease
2025	$8,730	$109
2026	8,307	124
2027	8,045	127
2028	7,864	127
2029	6,020	127
Thereafter	36,208	5,917
Total undiscounted cash flows	75,174	6,531
Present value discount	(12,589)	(3,491)
Discounted cash flows	$62,585	$3,040

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

	As of December 31, 2024
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,642	$—	$1,642

	As of December 31, 2023
	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$2,515	$—	$2,515
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in OCI until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of December 31, 2024, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of December 31, 2024 and 2023:

(Amounts in thousands)	As of December 31, 2024
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$391	$50,905	SOFR + 2.26%	6.70%	5.26%	7/1/2025
Montclair interest rate swap	$1,251	$7,250	SOFR + 2.57%	7.10%	3.15%	8/15/2030

	As of December 31, 2023
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$1,259	$52,278	SOFR + 2.26%	7.49%	5.26%	7/1/2025
Montclair interest rate swap	$1,256	$7,250	SOFR + 2.57%	7.76%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the years ended December 31, 2024 and 2023:

	Unrealized Gain Recognized in OCI on Derivatives
(Amounts in thousands)	Years ended December 31,
Hedged Instrument	2024	2023
Plaza at Woodbridge interest rate cap	$(296)	$32
Montclair interest rate swap	(5)	(211)
Total	$(301)	$(179)

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2024 and December 31, 2023.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents, mortgages payable and borrowings under the Company’s unsecured line of credit. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable and borrowings under the line of credit are calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable and borrowings under the line of credit are classified as Level 2. The table below summarizes the carrying amounts and fair value of our level 2 financial instruments as of December 31, 2024 and December 31, 2023.

	As of December 31, 2024		As of As of December 31, 2023
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,583,820	$1,464,996	$1,590,735	$1,489,601
Unsecured credit facility	50,000	48,333	153,000	145,882
(1) Carrying amounts exclude unamortized debt issuance costs of $14.1 million and $12.6 million as of December 31, 2024 and 2023, respectively.

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
There were no impairment charges recognized during the year ended December 31, 2024.
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
Impairment charges of $34.1 million are included as an expense within real estate impairment loss on our consolidated statements of income and comprehensive income for the year ended December 31, 2023.

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

Redevelopment and Anchor Repositioning
The Company has 26 active development, redevelopment or anchor repositioning projects with total estimated costs of $162.6 million, of which $89.5 million remains to be funded as of December 31, 2024. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.3 million and $1.4 million on our consolidated balance sheets as of December 31, 2024 and 2023, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
During the year ended December 31, 2024, the Company had ten tenants file for Chapter 11 bankruptcy protection: Party City, TGI Fridays, Vitamin Shoppe, Big Lots, Red Lobster, Lumber Liquidators, Blink Fitness, Express, Sam Ash Music, and Sticky’s Finger Joint. We have four leases with Vitamin Shoppe, three leases with each of Party City and Big Lots, two leases with each of Red Lobster and Lumber Liquidators, and one lease with each of TGI Fridays, Blink Fitness, Express, Sam Ash Music and Sticky’s Finger Joint that were impacted by the bankruptcy filings. One of the Company’s leases with Lumber Liquidators and its sole leases with TGI Fridays, Sam Ash Music and Blink Fitness were rejected in the bankruptcy proceedings and the tenants vacated during 2024. Red Lobster, Express and Sticky’s Finger Joint exited bankruptcy during the year and remain open and operating. Effective January 2025, one of our leases with Big Lots was rejected and the tenant vacated the premise. The ten remaining active leases total 117,000 sf and generate $3.1 million in annual rental revenue. Given the recent bankruptcy filings, it is uncertain whether these stores will continue to operate, close permanently, or whether they will be sold to other operators as part of the bankruptcy proceedings.

Letters of Credit
As of December 31, 2024, the Company had seven letters of credit issued under our Revolving Credit Agreement aggregating $32.1 million. These letters were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. If a lender or other entity were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the holder of the letter or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the Revolving Credit Agreement. As of December 31, 2024, the letters remain undrawn and there is no separate liability recorded in connection with their issuance.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2024	December 31, 2023
Other assets	$15,811	$22,729
Deferred tax asset, net	24,827	20,899
Real estate held for sale	10,286	—
Deferred financing costs, net of accumulated amortization of $10,571 and $8,920, respectively	3,447	5,098
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	10,905	10,411
Insurance	1,097	1,792
Rent, licenses/fees	1,457	902
Total prepaid expenses and other assets	$70,554	$64,555

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2024	December 31, 2023
Accrued capital expenditures and leasing costs	$17,557	$23,044
Deferred tenant revenue	26,878	34,840
Accrued interest payable	6,286	11,190
Accrued payroll expenses	14,326	9,371
Security deposits	5,877	7,279
Other liabilities and accrued expenses	16,018	14,245
Finance lease liability	3,040	3,028
Total accounts payable, accrued expenses and other liabilities	$89,982	$102,997

13.     INTEREST AND DEBT EXPENSE
The following table sets forth the details of interest and debt expense:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Interest expense	$77,265	$70,820	$55,557
Amortization of deferred financing costs	4,322	4,125	3,422
Total Interest and debt expense	$81,587	$74,945	$58,979

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
During the year ended December 31, 2024, the Company issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under the ATM Program, generating cash proceeds of $131.1 million, net of commissions paid to distribution agents. In addition, we incurred $1.7 million of offering expenses related to the issuance of these common shares. No common shares were issued under the ATM Program in the years ended December 31, 2023 and 2022. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

Share Repurchase Program
The Company has a share repurchase program for up to $200 million of the Company’s common shares. Under the program, the Company may repurchase its shares from time to time in the open market or in privately negotiated transactions in compliance with Securities and Exchange Commission Rule 10b-18. The amount and timing of the purchases will depend on a number of factors including the price and availability of the Company’s shares, trading volume and general market conditions. The share repurchase program does not obligate the Company to acquire any particular amount of common shares and may be suspended or discontinued at any time at the Company’s discretion.
During the years ended December 31, 2024 and 2023, no shares were repurchased by the Company. All share repurchases by the Company were completed between March and April of 2020, and aggregated 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. As of December 31, 2024 there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of December 31, 2024, Urban Edge owned approximately 95.2% of the outstanding common OP units with the remaining limited OP units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the year ended December 31, 2024, the Company declared distributions on our common shares and OP units of $0.68 per share/unit. This comprised regular quarterly dividends of $0.17 per common share and OP unit declared for each quarter in 2024.
During the years ended December 31, 2023 and 2022, the Company declared distributions on our common shares and OP units of $0.64 per share/unit. This comprised regular quarterly dividends of $0.16 per common share and OP unit declared for each quarter in 2023 and 2022.
We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the years ended December 31, 2024, 2023 and 2022, 4,629, 5,421 and 5,512 shares were issued under the DRIP, respectively.

Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. LTIP unit awards were granted to certain executives pursuant to our 2024 Omnibus Share Plan, 2015 Omnibus Share Plan and our 2018 Inducement Equity Plan. OP units were issued to contributors in exchange for their property interests in connection with the Company’s property acquisitions in 2017.
The total of the OP units and LTIP units represent a 5.1% weighted-average interest in the Operating Partnership for the year ended December 31, 2024. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. During the years ended December 31, 2024, 2023 and 2022, 301,583, 70,000 and 250,000 units, respectively, were redeemed for an equivalent amount of common shares of the Company.

Noncontrolling Interests in Consolidated Subsidiaries
The Company’s noncontrolling interests relate to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo) and 17.5% held by others in our property in Massapequa, NY. The net income attributable to noncontrolling interests is presented separately in our consolidated statements of income and comprehensive income.

15.     SHARE-BASED COMPENSATION
Omnibus Share Plan
On January 7, 2015, our board and initial shareholders approved the Urban Edge Properties Omnibus Share Plan, under which awards may be granted up to a maximum of 15,000,000 of our common shares or share equivalents. On May 1, 2024, the board and shareholders approved the Urban Edge Properties 2024 Omnibus Share Plan, under which awards may be granted up to a maximum of 7,400,000 of our common shares or share equivalents. The Urban Edge Properties 2024 Omnibus Share Plan replaces the previous share plan approved in January 2015 and are collectively referred to as the “Omnibus Share Plans”. Pursuant to the Omnibus Share Plans, stock options, LTIP units, operating partnership units and restricted shares were granted.

2022 Long-Term Incentive Plan
On February 11, 2022, the Company established the 2022 Long-Term Incentive Plan (“2022 LTI Plan”) under the Omnibus Share Plans. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time, and with respect to the other half of the program, are earned and vest if certain relative and absolute TSR and/or FFO growth targets are achieved by the Company over a three-year performance period. The total grant date fair value under the 2022 LTI Plan was $8.6 million, comprising both performance-based and time-based awards as described further below:

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
Under the absolute TSR component, 50% of the LTIP units will be earned if the Company’s TSR over the TSR Performance Period is equal to 18%, 100% will be earned if the Company’s TSR over the TSR Performance Period is equal to 27%, and 200% will be earned if the Company’s TSR over the TSR Performance Period is equal to or greater than 36%. The relative TSR component is based on the Company’s performance compared to a peer group comprised of 13 companies. Under the relative TSR Component, 50% of the LTIP units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 35th percentile of the peer group, 100% will be earned if the Company’s TSR over the TSR Performance Period is equal to the 55th percentile, and 200% will be earned if the Company’s TSR over the TSR Performance Period is equal to or above the 75th percentile. Under the FFO growth component, 50% of the LTIP units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 3%, 100% will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 5%, and 200% will be earned if the Company’s FFO growth over the FFO Performance Period is equal to or greater than 7%. If the Company’s performance-based awards are between such thresholds, earnings will be determined using linear interpolation. During the year ended December 31, 2024, 2023 and 2022, respectively, we recognized $1.0 million, $0.8 million and $0.7 million of compensation expense related to the performance-based awards under the 2022 LTI Plan.

Time-based awards
The time-based awards granted under the 2022 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of December 31, 2024, the Company granted time-based awards under the 2022 LTI Plan that represent 266,766 LTIP units with a grant date fair value of $4.3 million. During the years ended December 31, 2024, 2023 and 2022, respectively, we recognized $0.7 million, $0.9 million and $1.5 million, respectively, of compensation expense related to the time-based awards under the 2022 LTI Plan.

2023 Long-Term Incentive Plan
On February 10, 2023, the Company established the 2023 Long-Term Incentive Plan (“2023 LTI Plan”) under the Omnibus Share Plans. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time. With respect to the other half of the program, the awards are earned and vest if certain relative and absolute TSR and/or FFO and same-property net operating income (“SP NOI”) growth targets are achieved by the Company over a three-year performance period. The total grant date fair value under the 2023 LTI Plan was $7.4 million, comprising both performance-based and time-based awards as described further below:

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
Under the absolute TSR component, 50% of the LTIP units will be earned if the Company’s TSR over the TSR Performance Period is equal to 12%, 100% will be earned if the Company’s TSR over the TSR Performance Period is equal to 21%, and 200% will be earned if the Company’s TSR over the TSR Performance Period is equal to or greater than 30%. The relative TSR component is based on the Company’s performance compared to a peer group comprised of 11 companies. Under the relative TSR Component, 50% of the LTIP units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 35th percentile of the peer group, 100% will be earned if the Company’s TSR over the TSR Performance Period is equal to the 55th percentile, and 200% will be earned if the Company’s TSR over the TSR Performance Period is equal to or above the 75th percentile. Under the FFO growth component, 50% of the LTIP units will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 1%, 100% will be earned if the Company’s FFO growth over the FFO Performance Period is equal to 3.5%, and 200% will be earned if the Company’s FFO growth over the FFO Performance Period is equal to or greater than 6%. Under the SP NOI Performance component, 50% of the LTIP units will be earned if the Company’s SP NOI Performance component is equal to the 35th percentile of the peer group, 100% will be earned if the Company’s SP NOI growth over the SP NOI Performance Period is equal to the 55th percentile, and 200% will be earned if the Company’s SP NOI growth over the SP NOI Performance Period is equal to or above the 75th percentile. If the Company’s performance-based awards are between such thresholds, earnings will be determined using linear interpolation. During the years ended December 31, 2024 and 2023, respectively, we recognized $1.4 million and $0.9 million of compensation expense related to the performance-based awards under the 2023 LTI Plan.

Time-based awards
The time-based awards granted under the 2023 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of December 31, 2024, the Company granted time-based awards under the 2023 LTI Plan that represent 257,561 LTIP units with a grant date fair value of $3.7 million. During the years ended December 31, 2024 and 2023, respectively, we recognized $1.0 million and $1.1 million of compensation expense related to the time-based awards under the 2023 LTI Plan.

2024 Long-Term Incentive Plan
On February 9, 2024, the Company established the 2024 Long-Term Incentive Plan (“2024 LTI Plan”) under the Omnibus Share Plans. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time. With respect to the other half of the program, the awards are earned and vest if certain relative and absolute TSR and/or FFO and SP NOI growth targets are achieved by the Company over a three-year performance period. The total grant date fair value under the 2024 LTI Plan was $7.5 million, comprising both performance-based and time-based awards as described further below:

Performance-based awards
For the performance-based awards under the 2024 LTI plan, participants have the opportunity to earn awards in the form of LTIP units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period beginning on February 9, 2024 and ending on February 8, 2027. Participants also have the opportunity to earn awards in the form of LTIP units if Urban Edge’s FFO growth component and SP NOI growth component meets certain criteria over the three-year performance measurement period beginning January 1, 2024 and ending on December 31, 2026. The Company granted performance-based awards under the 2024 LTI Plan representing 295,892 units. The fair value of the performance-based award portion of the 2024 LTI Plan on the grant date was $3.8 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise. Assumptions include historical volatility (29.9%), risk-free interest rates (4.3%), and historical daily return as compared to certain peer companies.
Under the absolute TSR component, 50% of the LTIP units will be earned if the Company’s TSR over the TSR Performance Period is equal to 12%, 100% will be earned if the Company’s TSR over the TSR Performance Period is equal to 21%, and 200% will be earned if the Company’s TSR over the TSR Performance Period is equal to or greater than 30%. The relative TSR component is based on the Company’s performance compared to a peer group comprised of 10 companies. Under the relative TSR Component, 50% of the LTIP units will be earned if the Company’s TSR over the TSR Performance Period is equal to the 35th percentile of the peer group, 100% will be earned if the Company’s TSR over the TSR Performance Period is equal to the 55th percentile, and 200% will be earned if the Company’s TSR over the TSR Performance Period is equal to or above the 75th percentile. Under the relative FFO growth performance, 50% of the LTIP units will be earned if the Company’s FFO growth over the Relative FFO Performance Period is equal to the 35th percentile, 100% will be earned if the Company’s FFO growth over the Relative FFO Performance Period is equal to the 55th percentile, and 200% will be earned if the Company’s FFO growth over the Relative FFO Performance Period is equal to or above the 75th percentile. Under the SP NOI Performance component, 50% of the LTIP units will be earned if the Company’s SP NOI Performance component is equal to the 35th percentile of the peer group, 100% will be earned if the Company’s SP NOI growth over the SP NOI Performance Period is equal to the 55th percentile, and 200% will be earned if the Company’s SP NOI growth over the SP NOI Performance Period is equal to or above the 75th percentile. If the Company’s performance-based awards are between such thresholds, earnings will be determined using linear interpolation. During the year ended December 31, 2024, we recognized $0.9 million of compensation expense related to the performance-based awards under the 2024 LTI Plan.

Time-based awards
The time-based awards granted under the 2024 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of December 31, 2024, the Company granted time-based awards under the 2024 LTI Plan that represent 232,808 LTIP units with a grant date fair value of $3.7 million. During the year ended December 31, 2024, we recognized $1.0 million of compensation expense related to the time-based awards under the 2024 LTI Plan.

2025 Long-Term Incentive Plan
On January 31, 2025, the Company established the 2025 Long-Term Incentive Plan (“2025 LTI Plan”) under the Omnibus Share Plans. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time, and with respect to the other half of the program, are earned and vest if certain relative and absolute TSR and/or FFO and SP NOI growth targets are achieved by the Company over a three year performance period (one-half of the program). As part of the 2025 LTI Plan, participants other than our named executive officers may receive restricted stock awards or LTIP unit awards subject to a three-year vesting period. The total grant date fair value under the 2025 LTI Plan was $8.8 million, comprising both performance-based and time-based awards.

Other Long Term Incentive Plans
The Company has several long-term incentive plans that were previously established under the Omnibus Share Plans but remain active for the years presented in this Annual Report on Form 10-K, including the 2017 Outperformance Plan (“2017 OPP”), 2018 Long-Term Incentive Plan (“2018 LTI Plan”), 2019 Long-Term Incentive Plan (“2019 LTI Plan”), 2020 Long-Term Incentive Plan (“2020 LTI Plan”), and 2021 Long-Term Incentive Plan (“2021 LTI Plan”). The plans are multi-year, equity compensation programs under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time and performance goals tied to our relative and absolute TSR during the performance period following their grant date. The aggregate fair values of these plans on the date of their grants was $38.5 million.
In the years ending December 31, 2024, 2023, and 2022 we recognized $1.0 million, $2.3 million and $4.8 million, respectively, of compensation expense related to the 2017 OPP, 2018 LTI Plan, 2019 LTI Plan, 2020 LTI Plan, and 2021 LTI Plan. As of December 31, 2024, there was $0.2 million of unrecognized compensation cost related to the 2020 LTI Plan.

2024 Equity Matching Award
The Compensation Committee approved a Matching Award pursuant to which officers of the Company may elect to forgo all or a portion (in 25% increments) of their 2024 cash bonuses, and instead, receive LTIP units with a grant date fair value equal to the cash forgone, 20% of which are matched by the Company and all of which vest ratably over three years. The program is designed to enhance retention and increase employee ownership in the Company to further align with shareholder interests. On January 31, 2025, the Compensation Committee approved the grant of $6.7 million under the Matching Award, which reflects both the cash bonus forgone and the portion matched by the Company.

2023 Equity Matching Award
The Compensation Committee approved a Matching Award pursuant to which officers of the Company may elect to forgo all or a portion (in 25% increments) of their 2023 cash bonuses, and instead, receive LTIP units with a grant date fair value equal to the cash forgone, that are matched on a one-for-one basis by the Company and all of which vest ratably over four years. The program is designed to enhance retention and increase employee ownership in the Company to further align with shareholder interests. On February 9, 2024, the Compensation Committee approved the grant of $12.6 million under the Matching Award, which reflects both the cash bonus forgone and the portion matched by the Company.

Units, Deferred Share Units, and Restricted Share Units Granted to Trustees
All trustees are granted annual awards in the form of LTIP units, Deferred Share Units (“DSU”), or Restricted Share Units (“RSU”). The following table presents trustee awards granted over the last three years:

Award Date	Award Type	# of Units Granted	Weighted Average Grant Date Fair Value Per Unit
May 6, 2024	LTIP	40,025	$14.99
May 6, 2024	DSU	8,528	14.07
May 6, 2024	RSU	7,036	17.06
May 3, 2023	LTIP	56,556	12.73
May 3, 2023	DSU	10,050	11.94
May 3, 2023	RSU	8,293	14.47
March 15, 2023	RSU	8,352	13.94
October 3, 2022	LTIP	15,566	10.97
September 1, 2022	LTIP	14,194	12.74
June 10, 2022	DSU	8,645	13.88
June 10, 2022	LTIP	51,498	13.99

Shares Under Option
All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. As of December 31, 2024 and 2023, the Company had 2,603,664 and 2,930,762, respectively, of shares under options with a weighted average exercise price per share of $24.10 and $23.69, respectively. No options were granted or forfeited during the year ended December 31, 2024. 327,098 options were exercised during the year ended December 31, 2024 with a weighted average exercise price per share of $20.48. As of December 31, 2024, the remaining average contractual term of shares under options was 0.31 years. There are 2,603,664 shares under options exercisable with a weighted average price per share of $24.10 with no intrinsic value as of December 31, 2024.

Restricted Shares
The following table presents information regarding restricted share activity during the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2024	92,602	$15.95
Granted	63,041	17.40
Vested	(42,037)	15.90
Forfeited	(6,792)	16.28
Unvested at December 31, 2024	106,814	$16.81
During the year ended December 31, 2024, we granted 63,041 restricted shares that are subject to forfeiture and vest over periods ranging from one to three years. The total grant date value of the 42,037 restricted shares vested during the year ended December 31, 2024 was $0.7 million.

Restricted Units
During the years ended December 31, 2024, 2023 and 2022, respectively, there were 1,043,543, 314,117, and 431,330 LTIP units issued. During the years ended December 31, 2024, 2023 and 2022, 336,661, 277,133, and 498,298 units vested, respectively. During the years ended December 31, 2024, 2023 and 2022, 5,838, 825, and 75,962 units were forfeited, respectively. During the years ended December 31, 2024 and 2023, there were 301,583 and 20,000 restricted units converted to common shares, respectively. There were no restricted units converted to common shares during the year ended December 31, 2022. As of December 31, 2024 the remaining 1,379,717 units vest over a weighted average period of approximately six years.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Share-based compensation expense components:
LTIP expense(1)	$5,269	$4,052	$5,862
Performance-based LTI expense(2)	4,184	2,883	3,170
Stock option expense	—	20	977
Restricted share expense	859	732	367
DSU expense	119	124	110
Total Share-based compensation expense	$10,431	$7,811	$10,486
(1) LTIP expense includes the time-based portion of the 2024, 2023, 2022, 2021, and 2020 LTI Plans.
(2) Performance-based LTI expense includes the 2017 OPP plan and the performance-based portion of the 2024, 2023, 2022, 2021, 2020, and 2019 LTI Plans.

As of December 31, 2024, we had a total of $16.6 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including LTIP units, deferred share units, and restricted share awards which were granted under our Omnibus Share Plans. This expense is expected to be recognized over a weighted average period of four years.

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
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the years ended December 31, 2024, 2023, and 2022, there were options outstanding for 2,603,664, 2,930,762, and 3,930,762 shares, respectively, that potentially could be exercised for common shares. During the years ended December 31, 2024, 2023 and 2022, no options were included in the diluted EPS calculation as their exercise prices were higher than the average market prices of our common shares. In addition, as of December 31, 2024 there were 106,814 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the years ended December 31,

2024, 2023 and 2022 included 107,821, 90,804, and 59,459 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.
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
The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2024	2023	2022
Numerator:
Net income attributable to common shareholders	$72,563	$248,497	$46,170
Less: earnings allocated to unvested participating securities	(65)	(200)	(23)
Net income available for common shareholders - basic	$72,498	$248,297	$46,147
Impact of assumed conversions:
OP and LTIP units	—	134	1,635
Net income available for common shareholders - dilutive	$72,498	$248,431	$47,782

Denominator:
Weighted average common shares outstanding - basic	121,324	117,506	117,366
Effect of dilutive securities:
Restricted share awards	108	91	59
Assumed conversion of OP and LTIP units	—	—	4,215
Weighted average common shares outstanding - diluted	121,432	117,597	121,640

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.60	$2.11	$0.39
Earnings per common share - Diluted	$0.60	$2.11	$0.39

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2024	2023	2022
Numerator:
Net income attributable to unitholders	$76,541	$260,396	$48,065
Less: net income attributable to participating securities	(1,108)	(200)	(23)
Net income available for unitholders	$75,433	$260,196	$48,042

Denominator:
Weighted average units outstanding - basic	125,987	121,901	121,374
Effect of dilutive securities issued by Urban Edge	108	91	59
Unvested LTIP units	—	—	207
Weighted average units outstanding - diluted	126,095	121,992	121,640

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.60	$2.13	$0.40
Earnings per unit - Diluted	$0.60	$2.13	$0.39

17.     SEGMENT REPORTING
Our primary business is the ownership, management, acquisition, development, and redevelopment of retail shopping centers and malls. Substantially all of our revenues are derived from contractual rents and tenant expense reimbursements as outlined within individual lease agreements. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance and allocating resources. We review operating and financial information for each property on an individual basis and therefore each property represents an individual operating segment. Our properties are aggregated into a single reportable segment due to the similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance and the fact that they are operated using consistent business strategies.
The Company’s CODM, its Chief Executive Officer, reviews operating and financial information at the individual operating segment using property net operating income (“Property NOI”) as the key measure to assess performance and allocate resources. Property NOI is defined as all revenues and expenses incurred at the property level excluding non-cash rental income and expenses, impairments on depreciable real estate, lease termination income, interest and debt expense, and gains or losses from sale of real estate and debt extinguishments. Property NOI excludes corporate level transactions. The CODM also uses Property NOI and its components to monitor budget versus actual results, perform variance analysis of current results to prior period results, and forecast future performance. Company resources are allocated by evaluating the operating results of the individual segments and business as a whole as well as considering capital needs and future projections, and deploying them across the various business functions as deemed necessary while ensuring the uses align with the Company’s overall business strategy. The CODM does not review asset information as a measure to assess performance.
The following table provides the components of Property NOI related to our single reportable segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
REVENUE
Property rentals	$312,674	$291,717	$286,747
Tenant expense reimbursements	119,141	104,756	103,787
Total property revenues	431,815	396,473	390,534
EXPENSES
Real estate taxes	70,521	66,756	63,688
Property operating	79,159	68,997	74,797
Lease expense	9,559	11,110	11,540
Total property operating expenses	159,239	146,863	150,025
Property net operating income	$272,576	$249,610	$240,509
Reconciliation of Property NOI to income before income taxes
Depreciation and amortization	(150,389)	(108,979)	(98,432)
Interest and debt expense	(81,587)	(74,945)	(58,979)
General and administrative expense	(37,474)	(37,070)	(43,087)
Gain (loss) on extinguishment of debt	21,423	41,144	—
Real estate impairment loss	—	(34,055)	—
Interest income	2,192	2,608	1,056
Straight-line rents, amortization of above and below-market leases, and other	11,999	11,610	8,257
Gain on sale of real estate	38,818	217,708	353
Other (expense) income(1)	270	10,045	565
Income before income taxes	$77,828	$277,676	$50,242
(1) Includes intercompany eliminations, lease expense for our corporate offices and other income and expenses.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Controls and Procedures (Urban Edge Properties)
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Controls and Procedures (Urban Edge Properties LP)
Evaluation of Disclosure Controls and Procedures
The Operating Partnership’s management maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of our general partner, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.
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
The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2024, the Operating Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 12, 2025, expressed an unqualified opinion on those consolidated financial statements.

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
February 12, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP and the Board of Trustees of Urban Edge Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Edge Properties LP and subsidiaries (the “Operating Partnership”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Operating Partnership and our report dated February 12, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 12, 2025

ITEM 9B.     OTHER INFORMATION
During the three months ended December 31, 2024, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Insider Trading Policy
The Company has adopted an insider trading policy that governs transactions in our securities by our trustees, officers and employees, and the Company itself. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
The other information required by Item 10 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2024, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,099,651	(1)	N/A	6,098,283	(3)
Equity compensation plans not approved by security holders	170,628	(4)	N/A	N/A
Total	4,270,279		N/A	6,098,283
(1) Includes an aggregate of 4,099,651 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”). The LTIP Units outstanding as of December 31, 2024 include 1,246,085 LTIP Units issued pursuant to our 2022 LTI Plan, 2023 LTI Plan, and 2024 LTI Plan which remain subject to performance-based vesting criteria. Excludes 2,939,263 common shares issuable upon exercise of outstanding vested options, which have no intrinsic value as of December 31, 2024.
(2) The LTIP Units do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.
(3) Includes (i) 3,806,431 common shares remaining available for issuance collectively under the Urban Edge Properties 2015 and 2024 Omnibus Incentive Plans (the “Plans”) and (ii) 2,291,852 common shares remaining available under the Urban Edge Properties 2015 Employee Share Purchase Plan (“ESPP”). The number of common shares remaining available for issuance under the Plan is based on awards being granted as “Full Value Awards,” as defined in the Plan, including awards such as restricted stock, LTIP units or performance units that do not require the payment of an exercise price. If we were to grant awards other than “Full Value Awards,” as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance under the Plans would be 7,612,861. Pursuant to the terms of the ESPP, on each January 1 prior to the tenth anniversary of the ESPP’s effective date, an additional number of common shares will be added to the maximum number of shares authorized for issuance under the ESPP equal to the lesser of (a) 0.1% of the total number of common shares outstanding on December 31 of the preceding calendar year and (b) 150,000 common shares; provided that the Compensation Committee of our Board of Trustees may act prior to January 1 of any calendar year to provide that there will be no increase in the share reserve for that calendar year, or that the increase in the share reserve for that calendar year shall be less than the increase that would otherwise occur.
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
Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2025 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K commencing on page 41.
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

3.1	Declaration of Trust of Urban Edge Properties, as amended and restated (incorporated by reference to Exhibit 3.1 to Form 8-K filed January 21, 2015)
3.2	Amended and Restated Bylaws of Urban Edge Properties (incorporated by reference to Exhibit 3.2 to Form 10-K filed February 14, 2024)
4.1	Description of Urban Edge Properties’ Securities Registered Under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to Form 10-K filed on February 14, 2023)
10.1	Limited Partnership Agreement of Urban Edge Properties LP, dated as of January 14, 2015 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 21, 2015)
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

10.5†	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.6†	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.7†	Urban Edge Properties 2018 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed September 26, 2018)
10.8†	Employment Agreement between Urban Edge Properties and Jeffrey S. Olson (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 2, 2024)
10.9†	Retention Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 24, 2019)
10.10†	Employment Agreement between Urban Edge Properties and Jeffrey Mooallem (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2022)
10.11†	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)
10.12†	Urban Edge Properties Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.17 to Form 10-K filed on February 16, 2022)
10.13†	Urban Edge Properties 2024 Omnibus Share Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 6, 2024)
19.1*	Insider Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties
23.2*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties LP
24.1*	Power of Attorney (included on signature page)
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

97.1†	Compensation Recovery Policy (Adopted October 19, 2023) (incorporated by reference to Exhibit 97.1 to Form 10-K filed on February 14, 2024)
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Extension Calculation Linkbase
101.LAB*	Inline XBRL Extension Labels Linkbase
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase
104*	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*)
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

Date: February 12, 2025

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: February 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Urban Edge Properties in its own capacity and in its capacity as the sole general partner of Urban Edge Properties LP, and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 12, 2025
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark J. Langer	Chief Financial Officer	February 12, 2025
	Mark J. Langer	(Principal Financial Officer)

By:	/s/ Andrea R. Drazin	Chief Accounting Officer	February 12, 2025
	Andrea R. Drazin	(Principal Accounting Officer)

By:	/s/ Mary L. Baglivo	Trustee	February 12, 2025
Mary L. Baglivo

By:	/s/ Steven H. Grapstein	Trustee	February 12, 2025
Steven H. Grapstein

By:	/s/ Norman K. Jenkins	Trustee	February 12, 2025
Norman K. Jenkins

By:	/s/ Kevin P. O’Shea	Trustee	February 12, 2025
Kevin P. O’Shea

By:	/s/ Catherine D. Rice	Trustee	February 12, 2025
Catherine D. Rice

By:	/s/ Katherine M. Sandstrom	Trustee	February 12, 2025
Katherine M. Sandstrom

By:	/s/ Douglas W. Sesler	Trustee	February 12, 2025
Douglas W. Sesler

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Baltimore (Towson), MD	$—	$581	$3,227	$20,587	$581	$23,814	$24,395	$(11,109)	1968	1968
Bensalem, PA	—	2,727	6,698	2,039	2,727	8,737	11,464	(5,166)	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	6,824	29,928	4,572	38,485	43,057	(12,313)	1957/ 2009	2003/ 2019
Bergen Town Center - West, Paramus, NJ	290,000	22,930	89,358	440,364	33,430	519,223	552,653	(172,317)	1957/ 2009	2003/ 2020
Brick, NJ	50,000	1,391	11,179	15,592	1,391	26,771	28,162	(16,427)	1968	1968
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	29,236	42,643	312,196	354,839	(71,431)	N/A	2007
Bronx (Shops at Bruckner), NY	37,350	—	32,979	18,470	—	51,449	51,449	(7,388)	N/A	2017
Bronx (1750-1780 Gun Hill Road), NY	—	6,427	11,885	24,014	6,428	35,898	42,326	(16,647)	2009	2005
Brooklyn (Kingswood Crossing), NY	—	8,150	64,159	3,521	8,150	67,680	75,830	(9,057)	N/A	2020
Broomall, PA	—	850	2,171	11,225	644	13,602	14,246	(2,982)	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	16,022	4,697	21,124	25,821	(9,455)	1968	1968
Cambridge (leased through 2033)(3), MA	—	—	—	504	—	504	504	(183)	N/A	2007
Carlstadt (leased through 2050)(3), NJ	—	—	16,458	214	—	16,672	16,672	(7,189)	N/A	2007
Charleston (leased through 2063)(3), SC	—	—	3,634	308	—	3,942	3,942	(1,761)	N/A	2006
Cherry Hill (Plaza at Cherry Hill), NJ	—	14,602	33,666	3,379	13,804	37,843	51,647	(8,690)	N/A	2017
Dewitt (leased through 2041)(3), NY	—	—	7,116	—	—	7,116	7,116	(3,468)	N/A	2006
East Brunswick, NJ	63,000	2,417	17,169	7,695	2,417	24,864	27,281	(20,940)	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	60,155	2,232	18,241	17,712	2,671	35,514	38,185	(25,554)	1962	1962/ 1998
East Rutherford (leased through 2099)(3), NJ	23,000	—	36,727	2,066	—	38,793	38,793	(12,966)	2007	2007
Everett (Gateway Center), MA	—	57,546	36,473	55	57,546	36,528	94,074	(3,689)	2000	2023
Framingham (Shopper's World), MA	—	42,861	198,317	122	42,861	198,439	241,300	(8,961)	1951	2023
Freeport (Meadowbrook Commons) (leased through 2040)(3), NY	—	—	—	927	—	927	927	(324)	N/A	2005
Gambrills, MD	55,071	36,722	91,177	25	36,722	91,202	127,924	(590)	2000	2024
Garfield, NJ	38,886	45	8,068	46,807	44	54,876	54,920	(27,628)	2009	1998
Glenarden, MD (Woodmore Towne Centre)	117,200	28,397	144,834	2,294	28,214	147,311	175,525	(15,295)	N/A	2021
Glenolden, PA	—	850	1,820	939	850	2,759	3,609	(2,464)	1975	1975
Hackensack, NJ	66,400	692	10,219	7,880	692	18,099	18,791	(14,136)	1963	1963

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Huntington, NY	43,704	21,200	33,667	41,881	20,814	75,934	96,748	(11,321)	N/A	2007
Hyde Park (Shops at Riverwood), MA	20,958	10,867	19,441	159	10,867	19,600	30,467	(1,559)	N/A	2022
Inwood, NY	—	12,419	19,097	4,234	12,419	23,331	35,750	(5,781)	N/A	2004
Jersey City (Hudson Commons), NJ	—	652	7,495	1,185	652	8,680	9,332	(4,878)	1965	1965
Jersey City (Hudson Mall), NJ	—	15,824	37,593	1,630	14,289	40,758	55,047	(9,017)	N/A	2017
Kearny, NJ	—	309	3,376	19,355	296	22,744	23,040	(9,863)	1938	1959
Lancaster, PA	—	3,140	63	2,227	3,140	2,290	5,430	(1,448)	1966	1966
Lodi (Washington Street, NJ)	—	7,606	13,125	(8,778)	3,823	8,130	11,953	(3,968)	N/A	2004
Manalapan, NJ	—	725	7,189	8,859	826	15,947	16,773	(10,293)	1971	1971
Manchester, MO	12,500	4,409	13,756	(6,008)	2,858	9,299	12,157	(1,585)	N/A	2017
Marlton, NJ	36,024	1,611	3,464	19,709	1,385	23,399	24,784	(14,215)	1973	1973
Massapequa, (portion leased through 2069)(3), NY	—	45,153	6,226	60,462	14,330	97,511	111,841	(330)	N/A	2020
Middletown, NJ	29,610	283	5,248	2,721	283	7,969	8,252	(7,038)	1963	1963
Millburn, NJ	21,525	15,783	25,837	(2,013)	15,783	23,824	39,607	(5,386)	N/A	2017
Montclair, NJ	7,250	66	419	472	66	891	957	(819)	1972	1972
Montehiedra, Puerto Rico	73,551	9,182	66,751	44,507	8,030	112,410	120,440	(47,062)	1996/ 2015	1997
Morris Plains, NJ	30,000	1,104	6,411	23,133	1,104	29,544	30,648	(12,788)	1961	1985
Mount Kisco, NY	10,390	22,700	26,700	5,265	23,297	31,368	54,665	(12,710)	N/A	2007
New Hyde Park (leased through 2029)(3), NY	—	—	4	—	—	4	4	(4)	1970	1976
Newington, CT	15,719	2,421	1,200	2,541	2,113	4,049	6,162	(1,789)	1965	1965
Norfolk (leased through 2069)(3), VA	—	—	3,927	15	—	3,942	3,942	(3,939)	N/A	2005
North Bergen (Kennedy Boulevard), NJ	—	2,308	636	276	2,308	912	3,220	(810)	1993	1959
North Bergen (Tonnelle Avenue), NJ	95,286	24,978	10,462	58,470	33,988	59,922	93,910	(26,048)	2009	2006
North Plainfield, NJ	23,717	6,577	13,983	1,252	6,577	15,235	21,812	(6,850)	1955	1989
Paramus (leased through 2033)(3), NJ	—	—	—	12,569	—	12,569	12,569	(7,991)	1957/ 2009	2003
Queens, NY	—	14,537	12,304	5,264	14,537	17,568	32,105	(4,661)	N/A	2015
Rochester (Henrietta) (leased through 2056)(3), NY	—	—	2,647	1,165	—	3,812	3,812	(3,662)	1971	1971
Rockaway, NJ	26,215	559	6,363	5,113	559	11,476	12,035	(8,195)	1964	1964
Rockville, MD	—	3,470	20,599	1,685	3,470	22,284	25,754	(10,802)	N/A	2005
Roxbury Township, NJ	50,000	24,313	56,352	637	23,815	57,487	81,302	(2,210)	2020	2024
Revere (Wonderland), MA	—	6,323	17,130	586	6,323	17,716	24,039	(4,836)	N/A	2019
Salem (leased through 2102)(3), NH	—	6,083	—	(1,821)	2,994	1,268	4,262	(331)	N/A	2006
Shops at Caguas, Puerto Rico	81,504	15,280	64,370	26,073	15,280	90,443	105,723	(42,003)	1996	2002
South Plainfield (leased through 2039)(3), NJ	—	—	10,044	1,950	—	11,994	11,994	(5,460)	N/A	2007

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Springfield (leased through 2025)(3), PA	—	—	—	80	—	80	80	(80)	N/A	2005
Staten Island, NY	—	11,446	21,262	5,813	11,446	27,075	38,521	(14,273)	N/A	2004
Totowa, NJ	50,800	120	11,994	1,109	45	13,178	13,223	(10,345)	1957/ 1999	1957
Union (Route 22 and Morris Avenue), NJ	—	3,025	7,470	7,770	3,012	15,253	18,265	(8,076)	1962	1962
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	(1,003)	2,699	18,927	21,626	(5,566)	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	3,599	2,589	6,919	9,508	(236)	N/A	2007
Watchung (Greenbrook Commons), NJ	31,000	4,178	5,463	3,537	4,441	8,737	13,178	(7,062)	1994	1959
Watchung (Heritage Square), NJ	—	7,343	24,643	832	7,343	25,475	32,818	(978)	2019	2024
Wheaton (leased through 2060)(3), MD	—	—	5,367	—	—	5,367	5,367	(2,449)	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	(11,247)	3,133	18,319	21,452	(1,457)	N/A	2007
Woodbridge (Woodbridge Commons), NJ	22,100	1,509	2,675	6,339	1,539	8,984	10,523	(5,058)	1959	1959
Woodbridge (Plaza at Woodbridge), NJ	50,905	21,547	75,017	6,900	20,925	82,539	103,464	(18,408)	N/A	2017
Wyomissing (leased through 2065)(3), PA	—	—	2,646	1,144	—	3,790	3,790	(3,010)	N/A	2005
Yonkers, NY	50,000	63,341	110,635	19,204	65,716	127,464	193,180	(27,178)	N/A	2017

TOTAL UE PROPERTIES	$1,583,820	$714,620	$1,945,585	$1,080,777	$660,198	$3,080,785	$3,740,983	$(881,958)

Leasehold Improvements, Equipment and Other	—	—	—	11,296	—	11,296	11,296	(4,928)

TOTAL	$1,583,820	$714,620	$1,945,585	$1,092,073	$660,198	$3,092,081	$3,752,279	$(886,886)
(1)Depreciation of the buildings and improvements are calculated over lives ranging from one to forty years.
(2)Adjusted tax basis for federal income tax purposes was $1.9 billion as of December 31, 2024.
(3)The Company is a lessee under a ground or building lease. The building will revert to the lessor upon lease expiration.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2024	2023	2022
Real Estate
Balance at beginning of period	$3,586,179	$3,326,884	$3,205,450
Additions during the period:
Land	68,378	103,466	11,984
Buildings & improvements	187,951	255,463	54,082
Construction in progress	82,599	83,703	101,696
	3,925,107	3,769,516	3,373,212
Less: Impairments, assets sold, written-off or reclassified as held for sale	(172,828)	(183,337)	(46,328)
Balance at end of period	$3,752,279	$3,586,179	$3,326,884
Accumulated Depreciation
Balance at beginning of period	$819,243	$791,485	$753,947
Additions charged to operating expenses	116,140	91,407	83,866
	935,383	882,892	837,813
Less: Accumulated depreciation on assets sold, written-off or reclassified as held for sale	(48,497)	(63,649)	(46,328)
Balance at end of period	$886,886	$819,243	$791,485