Form 10-Q
period 2025-03-31
Urban Edge Properties; Urban Edge Properties LP
filed 2025-04-30
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________to__________
Commission File Number: 001-36523 (Urban Edge Properties)
Commission File Number: 333-212951-01 (Urban Edge Properties LP)
URBAN EDGE PROPERTIES
URBAN EDGE PROPERTIES LP
(Exact name of Registrant as specified in its charter)

Maryland	(Urban Edge Properties)		47-6311266
Delaware	(Urban Edge Properties LP)		36-4791544
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

12 East 49th Street,	New York	New York	10017
(Address of Principal Executive Offices)			(Zip Code)

Registrant’s telephone number, including area code:		(212)	956-0082

Securities registered pursuant to Section 12(b) of the Act:
Title of class	Trading symbol	Name of exchange on which registered
Common shares of beneficial interest, par value $0.01 per share	UE	The New York Stock Exchange
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
As of April 25, 2025, Urban Edge Properties had 125,749,490 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2025

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2025 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of March 31, 2025, UE owned an approximate 95.0% interest in UELP. The remaining approximate 5.0% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land	$658,707	$660,198
Buildings and improvements	2,790,212	2,791,728
Construction in progress	288,768	289,057
Furniture, fixtures and equipment	11,715	11,296
Total	3,749,402	3,752,279
Accumulated depreciation and amortization	(891,200)	(886,886)
Real estate, net	2,858,202	2,865,393
Operating lease right-of-use assets	63,797	65,491
Cash and cash equivalents	48,049	41,373
Restricted cash	50,043	49,267
Tenant and other receivables	26,934	20,672
Receivable arising from the straight-lining of rents	61,942	61,164
Identified intangible assets, net of accumulated amortization of $64,425 and $65,027, respectively	101,455	109,827
Deferred leasing costs, net of accumulated amortization of $20,008 and $22,488, respectively	28,607	27,799
Prepaid expenses and other assets	72,981	70,554
Total assets	$3,312,010	$3,311,540

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,567,248	$1,569,753
Unsecured credit facility	75,000	50,000
Operating lease liabilities	60,980	62,585
Accounts payable, accrued expenses and other liabilities	81,772	89,982
Identified intangible liabilities, net of accumulated amortization of $53,016 and $50,275, respectively	174,418	177,496
Total liabilities	1,959,418	1,949,816
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 125,749,490 and 125,450,684 shares issued and outstanding, respectively	1,256	1,253
Additional paid-in capital	1,154,780	1,149,981
Accumulated other comprehensive (loss) income	(2)	177
Accumulated earnings	110,970	126,670
Noncontrolling interests:
Operating partnership	67,262	65,069
Consolidated subsidiaries	18,326	18,574
Total equity	1,352,592	1,361,724
Total liabilities and equity	$3,312,010	$3,311,540

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2024
REVENUE
Rental revenue	$118,092	$109,547
Other income	73	79
Total revenue	118,165	109,626
EXPENSES
Depreciation and amortization	37,195	38,574
Real estate taxes	16,358	17,003
Property operating	22,732	20,506
General and administrative	9,531	9,046
Lease expense	3,371	3,128
Other expense	1,327	—
Total expenses	90,514	88,257
Gain on sale of real estate	—	1,902
Interest income	607	688
Interest and debt expense	(19,755)	(20,577)
Gain (loss) on extinguishment of debt	498	(272)
Income before income taxes	9,001	3,110
Income tax expense	(619)	(665)
Net income	8,382	2,445
Less net (income) loss attributable to NCI in:
Operating partnership	(432)	(118)
Consolidated subsidiaries	248	276
Net income attributable to common shareholders	$8,198	$2,603

Earnings per common share - Basic:	$0.07	$0.02
Earnings per common share - Diluted:	$0.07	$0.02
Weighted average shares outstanding - Basic	125,513	118,072
Weighted average shares outstanding - Diluted	125,603	122,814

Net income	$8,382	$2,445
Effective portion of change in fair value of derivatives	(188)	293
Comprehensive income	8,194	2,738
Less comprehensive loss (income) attributable to NCI in:
Operating partnership	9	(14)
Less net (income) loss attributable to NCI in:
Operating partnership	(432)	(118)
Consolidated subsidiaries	248	276
Comprehensive income attributable to common shareholders	$8,019	$2,882

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,175	$1,011,942	$460	$137,113	$55,355	$15,383	$1,221,428
Net income attributable to common shareholders	—	—	—	—	2,603	—	—	2,603
Net income (loss) attributable to NCI	—	—	—	—	—	118	(276)	(158)
Other comprehensive income	—	—	—	279	—	14	—	293
Limited partnership interests:
Units redeemed for common shares	32,333	—	304	—	—	304	—	608
Reallocation of NCI	—	—	(6,819)	—	—	6,211	—	(608)
Common shares issued, net	1,141,221	11	17,241	—	(23)	—	—	17,229
Dividends to common shareholders ($0.17 per share)	—	—	—	—	(20,180)	—	—	(20,180)
Distributions to redeemable NCI ($0.17 per unit)	—	—	—	—	—	(1,279)	—	(1,279)
Share-based compensation expense	—	—	237	—	—	2,184	—	2,421
Issuance of LTIP Units	—	—	—	—	—	221	—	221
Share-based awards retained for taxes	(11,117)	—	(195)	—	—	—	—	(195)
Balance, March 31, 2024	118,815,093	$1,186	$1,022,710	$739	$119,513	$63,128	$15,107	$1,222,383

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2024	125,450,684	$1,253	$1,149,981	$177	$126,670	$65,069	$18,574	$1,361,724
Net income attributable to common shareholders	—	—	—	—	8,198	—	—	8,198
Net income (loss) attributable to NCI	—	—	—	—	—	432	(248)	184
Other comprehensive loss	—	—	—	(179)	—	(9)	—	(188)
Limited partnership interests:
Units redeemed for common shares	300,000	3	2,974	—	—	2,977	—	5,954
Reallocation of NCI	—	—	(3,060)	—	—	(2,894)	—	(5,954)
Common shares issued, net	10,572	—	5,422	—	(24)	—	—	5,398
Dividends to common shareholders ($0.19 per share)	—	—	—	—	(23,874)	—	—	(23,874)
Distributions to redeemable NCI ($0.19 per unit)	—	—	—	—	—	(1,662)	—	(1,662)
Share-based compensation expense	—	—	51	—	—	2,656	—	2,707
Issuance of LTIP Units	—	—	(315)	—	—	693	—	378
Share-based awards retained for taxes	(11,766)	—	(273)	—	—	—	—	(273)
Balance, March 31, 2025	125,749,490	$1,256	$1,154,780	$(2)	$110,970	$67,262	$18,326	$1,352,592

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,382	$2,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,659	39,495
Gain on sale of real estate	—	(1,902)
(Gain) loss on extinguishment of debt	(498)	272
Amortization of above and below market leases, net	(2,585)	(1,490)
Noncash lease expense	1,694	1,796
Straight-lining of rent	(778)	(1,086)
Share-based compensation expense	2,707	2,421
Change in operating assets and liabilities:
Tenant and other receivables	(6,262)	(1,661)
Deferred leasing costs	(2,115)	(2,415)
Prepaid expenses and other assets	(3,169)	(11,037)
Lease liabilities	(1,607)	(1,743)
Accounts payable, accrued expenses and other liabilities	(1,846)	(2,173)
Net cash provided by operating activities	32,582	22,922
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(20,730)	(20,194)
Proceeds from sale of real estate	—	8,230
Acquisitions of real estate	—	(32,338)
Net cash used in investing activities	(20,730)	(44,302)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(3,407)	(102,141)
Dividends to common shareholders	(23,874)	(20,180)
Distributions to redeemable noncontrolling interests	(1,662)	(1,279)
Taxes withheld for vested restricted shares	(273)	(195)
Borrowings under unsecured credit facility	25,000	—
Proceeds from mortgage loan borrowings	—	50,000
Debt issuance costs	(2)	(1,251)
Proceeds (costs) related to the issuance of common shares, net	(182)	17,229
Net cash used in financing activities	(4,400)	(57,817)
Net increase (decrease) in cash and cash equivalents and restricted cash	7,452	(79,197)
Cash and cash equivalents and restricted cash at beginning of period	90,640	174,248
Cash and cash equivalents and restricted cash at end of period	$98,092	$95,051

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $2,802 and $2,678, respectively	$18,248	$17,881
Cash payments for income taxes	9	9
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	16,220	18,407
Write-off of fully depreciated assets	21,329	7,493
Issuance of LTIP Units	5,580	—
Transfer of assets held for sale included in prepaid expenses and other assets	—	15,137
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$41,373	$101,123
Restricted cash at beginning of period	49,267	73,125
Cash and cash equivalents and restricted cash at beginning of period	$90,640	$174,248

Cash and cash equivalents at end of period	$48,049	$67,303
Restricted cash at end of period	50,043	27,748
Cash and cash equivalents and restricted cash at end of period	$98,092	$95,051

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	March 31,	December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land	$658,707	$660,198
Buildings and improvements	2,790,212	2,791,728
Construction in progress	288,768	289,057
Furniture, fixtures and equipment	11,715	11,296
Total	3,749,402	3,752,279
Accumulated depreciation and amortization	(891,200)	(886,886)
Real estate, net	2,858,202	2,865,393
Operating lease right-of-use assets	63,797	65,491
Cash and cash equivalents	48,049	41,373
Restricted cash	50,043	49,267
Tenant and other receivables	26,934	20,672
Receivable arising from the straight-lining of rents	61,942	61,164
Identified intangible assets, net of accumulated amortization of $64,425 and $65,027, respectively	101,455	109,827
Deferred leasing costs, net of accumulated amortization of $20,008 and $22,488, respectively	28,607	27,799
Prepaid expenses and other assets	72,981	70,554
Total assets	$3,312,010	$3,311,540

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,567,248	$1,569,753
Unsecured credit facility	75,000	50,000
Operating lease liabilities	60,980	62,585
Accounts payable, accrued expenses and other liabilities	81,772	89,982
Identified intangible liabilities, net of accumulated amortization of $53,016 and $50,275, respectively	174,418	177,496
Total liabilities	1,959,418	1,949,816
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 125,749,490 and 125,450,684 units outstanding, respectively	1,156,036	1,151,234
Limited partners: 6,675,765 and 6,386,837 units outstanding, respectively	62,898	59,466
Accumulated other comprehensive (loss) income	(2)	177
Accumulated earnings	115,334	132,273
Total partners’ capital	1,334,266	1,343,150
Noncontrolling interest in consolidated subsidiaries	18,326	18,574
Total equity	1,352,592	1,361,724
Total liabilities and equity	$3,312,010	$3,311,540

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2025	2024
REVENUE
Rental revenue	$118,092	$109,547
Other income	73	79
Total revenue	118,165	109,626
EXPENSES
Depreciation and amortization	37,195	38,574
Real estate taxes	16,358	17,003
Property operating	22,732	20,506
General and administrative	9,531	9,046
Lease expense	3,371	3,128
Other expense	1,327	—
Total expenses	90,514	88,257
Gain on sale of real estate	—	1,902
Interest income	607	688
Interest and debt expense	(19,755)	(20,577)
Gain (loss) on extinguishment of debt	498	(272)
Income before income taxes	9,001	3,110
Income tax expense	(619)	(665)
Net income	8,382	2,445
Less net loss attributable to NCI in consolidated subsidiaries	248	276
Net income attributable to unitholders	$8,630	$2,721

Earnings per unit - Basic:	$0.06	$0.02
Earnings per unit - Diluted:	$0.06	$0.02
Weighted average units outstanding - Basic	130,119	122,646
Weighted average units outstanding - Diluted	130,209	122,814

Net income	$8,382	$2,445
Effective portion of change in fair value of derivatives	(188)	293
Comprehensive income	8,194	2,738
Less net loss attributable to NCI in consolidated subsidiaries	248	276
Comprehensive income attributable to unitholders	$8,442	$3,014

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,013,117	5,659,781	$49,311	$460	$143,157	$15,383	$1,221,428
Net income attributable to unitholders	—	—	—	—	—	2,721	—	2,721
Net loss attributable to NCI	—	—	—	—	—	—	(276)	(276)
Other comprehensive income	—	—	—	—	279	14	—	293
Common units issued as a result of common shares issued by Urban Edge	1,141,221	17,252	928,122	—	—	(23)	—	17,229
Equity redemption of OP units	32,333	304	(32,333)	304	—	—	—	608
Reallocation of NCI	—	(6,819)	—	6,211	—	—	—	(608)
Distributions to Partners ($0.17 per unit)	—	—	—	—	—	(21,459)	—	(21,459)
Share-based compensation expense	—	237	—	2,184	—	—	—	2,421
Issuance of LTIP Units	—	—	—	221	—	—	—	221
Share-based awards retained for taxes	(11,117)	(195)	—	—	—	—	—	(195)
Balance, March 31, 2024	118,815,093	$1,023,896	6,555,570	$58,231	$739	$124,410	$15,107	$1,222,383
(1) Limited partners have a 5.2% common limited partnership interest in the Operating Partnership as of March 31, 2024 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2024	125,450,684	$1,151,234	6,386,837	$59,466	$177	$132,273	$18,574	$1,361,724
Net income attributable to unitholders	—	—	—	—	—	8,630	—	8,630
Net loss attributable to NCI	—	—	—	—	—	—	(248)	(248)
Other comprehensive loss	—	—	—	—	(179)	(9)	—	(188)
Common units issued as a result of common shares issued by Urban Edge, net	10,572	5,422	588,928	—	—	(24)	—	5,398
Equity redemption of OP Units	300,000	2,977	(300,000)	2,977	—	—	—	5,954
Reallocation of noncontrolling interests	—	(3,060)	—	(2,894)	—	—	—	(5,954)
Distributions to Partners ($0.19 per unit)	—	—	—	—	—	(25,536)	—	(25,536)
Share-based compensation expense	—	51	—	2,656	—	—	—	2,707
Issuance of LTIP Units	—	(315)	—	693	—	—	—	378
Share-based awards retained for taxes	(11,766)	(273)	—	—	—	—	—	(273)
Balance, March 31, 2025	125,749,490	$1,156,036	6,675,765	$62,898	$(2)	$115,334	$18,326	$1,352,592
(2) Limited partners have a 5.0% common limited partnership interest in the Operating Partnership as of March 31, 2025 in the form of OP Units and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,382	$2,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,659	39,495
Gain on sale of real estate	—	(1,902)
(Gain) loss on extinguishment of debt	(498)	272
Amortization of above and below market leases, net	(2,585)	(1,490)
Noncash lease expense	1,694	1,796
Straight-lining of rent	(778)	(1,086)
Share-based compensation expense	2,707	2,421
Change in operating assets and liabilities:
Tenant and other receivables	(6,262)	(1,661)
Deferred leasing costs	(2,115)	(2,415)
Prepaid expenses and other assets	(3,169)	(11,037)
Lease liabilities	(1,607)	(1,743)
Accounts payable, accrued expenses and other liabilities	(1,846)	(2,173)
Net cash provided by operating activities	32,582	22,922
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(20,730)	(20,194)
Proceeds from sale of real estate	—	8,230
Acquisitions of real estate	—	(32,338)
Net cash used in investing activities	(20,730)	(44,302)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(3,407)	(102,141)
Distributions to partners	(25,536)	(21,459)
Taxes withheld for vested restricted units	(273)	(195)
Borrowings under unsecured credit facility	25,000	—
Proceeds from mortgage loan borrowings	—	50,000
Debt issuance costs	(2)	(1,251)
Proceeds (costs) related to the issuance of common shares, net	(182)	17,229
Net cash used in financing activities	(4,400)	(57,817)
Net increase (decrease) in cash and cash equivalents and restricted cash	7,452	(79,197)
Cash and cash equivalents and restricted cash at beginning of period	90,640	174,248
Cash and cash equivalents and restricted cash at end of period	$98,092	$95,051

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $2,802 and $2,678, respectively	$18,248	$17,881
Cash payments for income taxes	9	9
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	16,220	18,407
Write-off of fully depreciated	21,329	7,493
Issuance of LTIP Units	5,580	—
Transfer of assets held for sale included in prepaid expenses and other assets	—	15,137
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$41,373	$101,123
Restricted cash at beginning of period	49,267	73,125
Cash and cash equivalents and restricted cash at beginning of period	$90,640	$174,248

Cash and cash equivalents at end of period	$48,049	$67,303
Restricted cash at end of period	50,043	27,748
Cash and cash equivalents and restricted cash at end of period	$98,092	$95,051

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2025, Urban Edge owned approximately 95.0% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of March 31, 2025, our portfolio consisted of 70 shopping centers, two outlet centers and two malls totaling approximately 17.3 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”).
The consolidated balance sheets as of March 31, 2025 and December 31, 2024 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of March 31, 2025 and December 31, 2024, excluding the Operating Partnership, we consolidated two VIEs with total assets of $39.5 million and $38.9 million, respectively, and total liabilities of $9.1 million and $9.2 million, respectively. The consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024, include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
Our primary business is the ownership, management, acquisition, development, and redevelopment of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance and allocating resources. The Company’s Chief Operating Decision Maker (“CODM”) reviews operating and financial information at the individual operating segment. We aggregate all of our properties into a single reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance. Refer to Note 17, Segment Reporting in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding Segment Reporting.
None of our tenants accounted for more than 10% of our revenue or property operating income as of March 31, 2025.

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

Recently Issued Accounting Literature — In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provides an update to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses, including purchase of inventory, employee compensation, depreciation and amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which provided clarification on the effective dates of the previously issued ASU. The amendments in ASU 2024-03 are effective for all public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of this update and will adopt the amendments in its Annual Report on Form 10-K for the year ended December 31, 2027.
In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The Company will adopt the required disclosures in its Annual Report on Form 10-K for the year ended December 31, 2025.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements or disclosures.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the three months ended March 31, 2025, no acquisitions were completed by the Company. During the three months ended March 31, 2024, the Company closed on the following acquisition:

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
The purchase price of the above property acquisition has been allocated as follows:

(amounts in thousands) Property Name	Land	Buildings and Improvements	Identified Intangible Assets(1)	Identified Intangible Liabilities(1)	Total Purchase Price
Heritage Square	$7,343	$24,643	$4,763	$(2,911)	$33,838
(1) As of March 31, 2025, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2024 were 6.7 years and 24.4 years, respectively.

Dispositions
During the three months ended March 31, 2025, no dispositions were completed by the Company.
On March 14, 2024, the Company completed the sale of its 95,000 sf property located in Hazlet, NJ for a gross price of $8.7 million and recognized a gain on sale of real estate of $1.5 million. The total gain on sale of real estate of $1.9 million includes amounts related to properties disposed of in prior periods.

Subsequent Events
Subsequent to the quarter, the Company executed contracts to sell two non-core assets for a total purchase price of $41.2 million.
On April 25, 2025, the Company completed the sale of a parcel of its Bergen Town Center East property, located in Paramus, NJ, for a gross sales price of $25 million. The sale was structured as part of a Section 1031 Exchange with the acquisition of The Village at Waugh Chapel which closed on October 29, 2024, allowing for the deferral of capital gains resulting from the sale for income tax purposes.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The Company’s identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $101.5 million and $174.4 million, respectively, as of March 31, 2025 and $109.8 million and $177.5 million, respectively, as of December 31, 2024.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $2.6 million and $1.5 million for the three months ended March 31, 2025 and 2024, respectively.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $8.0 million and $6.9 million for the three months ended March 31, 2025 and 2024, respectively.
The following table sets forth the estimated annual amortization income and expense related to acquired intangible assets and liabilities for the remainder of 2025 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2025(1)	$8,855	$(2,053)	$(16,070)
2026	11,342	(1,254)	(15,953)
2027	11,204	(1,023)	(13,181)
2028	11,044	(990)	(11,444)
2029	10,736	(931)	(9,906)
2030	10,457	(280)	(7,061)
(1) Remainder of 2025.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2025 and December 31, 2024.

(Amounts in thousands)	Maturity	Interest Rate at March 31, 2025	March 31, 2025	December 31, 2024
Mortgages secured by:
Variable rate
Plaza at Woodbridge(1)	6/8/2027	5.26%	$50,554	$50,905
Total variable rate debt			50,554	50,905
Fixed rate
West End Commons	12/10/2025	3.99%	23,594	23,717
Town Brook Commons	12/1/2026	3.78%	29,451	29,610
Rockaway River Commons	12/1/2026	3.78%	26,075	26,215
Hanover Commons	12/10/2026	4.03%	59,855	60,155
Tonnelle Commons	4/1/2027	4.18%	94,816	95,286
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	21,396	21,525
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	35,844	36,024
Yonkers Gateway Center	4/10/2029	6.30%	50,000	50,000
Ledgewood Commons	5/5/2029	6.03%	50,000	50,000
The Shops at Riverwood	6/24/2029	4.25%	20,862	20,958
Shops at Bruckner	7/1/2029	6.00%	37,220	37,350
Greenbrook Commons	9/1/2029	6.03%	31,000	31,000
Huntington Commons	12/5/2029	6.29%	43,704	43,704
Bergen Town Center	4/10/2030	6.30%	290,000	290,000
The Outlets at Montehiedra	6/1/2030	5.00%	73,029	73,551
Montclair(2)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	38,700	38,886
The Village at Waugh Chapel(3)	12/1/2031	3.76%	55,249	55,071
Brick Commons	12/10/2031	5.20%	50,000	50,000
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	15,666	15,719
Shops at Caguas	8/1/2033	6.60%	81,132	81,504
Briarcliff Commons	10/1/2034	5.47%	30,000	30,000
Mount Kisco Commons(4)	11/15/2034	6.40%	10,205	10,390
Total fixed rate debt			1,530,048	1,532,915
Total mortgages payable			1,580,602	1,583,820
Total unamortized debt issuance costs			(13,354)	(14,067)
Total mortgages payable, net			$1,567,248	$1,569,753

(1)Bears interest at one month SOFR plus 226 bps. The variable component of the debt is hedged with an interest rate cap agreement to limit SOFR to a maximum of 3%, which expires July 1, 2025.
(2)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.
(3)The mortgage payable balance includes unamortized debt mark-to-market discount of $4.8 million.
(4)The mortgage payable balance includes unamortized debt mark-to-market discount of $0.6 million.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.5 billion as of March 31, 2025. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2025, we were in compliance with all debt covenants.

As of March 31, 2025, the principal repayments of the Company’s total outstanding debt for the remainder of 2025, the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2025(1)	$33,155
2026	124,959
2027	316,636
2028	206,188
2029	232,380
2030	395,835
Thereafter	346,449
(1) Remainder of 2025.

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
The Company has obtained seven letters of credit issued under the Agreement, aggregating $32.1 million. The letters of credit were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. The letters of credit issued under the Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn as of March 31, 2025 and no separate liability has been recorded in association with them.
On March 24, 2025, the Company borrowed $25 million under the Agreement. As of March 31, 2025, $75 million was outstanding under the Agreement which had an available remaining balance of $692.9 million, including undrawn letters of credit. Subsequent to the quarter, the Company repaid $25 million of the outstanding balance under the Agreement.
Financing costs associated with executing the Agreement of $3.0 million and $3.4 million as of March 31, 2025 and December 31, 2024, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Mortgage on Kingswood Center
In March 2023, an office tenant representing 50,000 sf (approximately 40% of the total gross leasable area) informed us that they intended to vacate in 2024, and a tenant representing 17,000 sf terminated their lease early, effective April 17, 2023. As a result of these events, the Company notified the servicer that the projected cash flows generated by the property would be insufficient to cover debt service and that it was unwilling to fund the shortfalls. In May 2023, the loan was transferred to special servicing at the Company’s request, and per the terms of the loan agreement, the Company began to accrue default interest at a rate of 5% on the outstanding principal balance. On June 27, 2024, the foreclosure process was completed and the lender took possession of the property, eliminating the $68.6 million mortgage liability secured by the property and resulting in a $21.7 million gain on extinguishment of debt recognized in the second quarter of 2024. During the first quarter of 2025, the Company recognized a $0.5 million gain on extinguishment of debt related to the return of escrow funds from the foreclosure.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 1.5 years. As of March 31, 2025, the remaining exposure under the guarantee is $3.5 million. There was no separate liability recorded related to this guarantee.

7.     INCOME TAXES

The Company elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. So long as the Company qualifies as a REIT under the Code, the Company will not be subject to U.S. federal income tax on net taxable income that it distributes annually to its shareholders. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. The Company is subject to certain foreign and state and local income taxes, in particular income taxes arising from its operating activities in Puerto Rico, which are included in income tax expense on the consolidated statements of income and comprehensive income. In addition, the Company’s taxable REIT subsidiaries (“TRSs”) are subject to income tax at regular corporate rates.
For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the three months ended March 31, 2025 and 2024, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRSs, which are subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the three months ended March 31, 2025, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three months ended March 31, 2025, the Puerto Rico income tax expense was $0.6 million and $0.7 million for the same period in 2024. The REIT was not subject to any material state and local income tax expense or benefit for the three months ended March 31, 2025 and 2024. All amounts for the three months ended March 31, 2025 and 2024 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three months ended March 31, 2025 and 2024. The components of rental revenue for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Rental Revenue
Fixed lease revenue	$85,262	$80,122
Variable lease revenue(1)	32,830	29,425
Total rental revenue	$118,092	$109,547
(1) Percentage rents for the three months ended March 31, 2025 and 2024 were $0.9 million.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,310	$—	$1,310

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,642	$—	$1,642
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of March 31, 2025, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of March 31, 2025 and December 31, 2024:

(Amounts in thousands)	As of March 31, 2025
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$226	$50,554	SOFR + 2.26%	6.47%	5.26%	7/1/2025
Montclair interest rate swap	1,084	7,250	SOFR + 2.57%	7.03%	3.15%	8/15/2030

	As of December 31, 2024
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$391	$50,905	SOFR + 2.26%	6.70%	5.26%	7/1/2025
Montclair interest rate swap	1,251	7,250	SOFR + 2.57%	7.10%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three months ended March 31, 2025 and 2024:

	Unrealized (Loss) Gain Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended March 31,
Hedged Instrument	2025	2024
Plaza at Woodbridge interest rate cap	$(22)	$189
Montclair interest rate swap	(166)	104
Total	$(188)	$293

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents, mortgages payable and borrowings under the unsecured credit facility. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable and borrowings under the unsecured credit facility are calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable and borrowings under the unsecured credit facility are classified as Level 3. The table below summarizes the carrying amounts and fair value of our Level 3 financial instruments as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025		As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,580,602	$1,487,824	$1,583,820	$1,464,996
Unsecured credit facility	75,000	72,763	50,000	48,333
(1) Carrying amounts exclude unamortized debt issuance costs of $13.4 million and $14.1 million as of March 31, 2025 and December 31, 2024, respectively.

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
No impairment charges were recognized during the three months ended March 31, 2025 or 2024.

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

Redevelopment and Anchor Repositioning
The Company has 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $156.4 million, of which $84.8 million remains to be funded as of March 31, 2025. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

Insurance
On January 1, 2025, the Company established SC Risk Solutions LLC (“the Captive”), a wholly-owned captive insurance company, which provides excess flood and general liability insurance for our properties. The Captive establishes annual premiums based on projections derived from past loss experience, actuarial analysis of future projected claims and market rates. The actuarial analysis is also used to assist in projecting funding requirements for losses.
The Company also maintains numerous insurance policies including for property, pollution, acts of terrorism, trustees’ and officers’, cyber, workers’ compensation and automobile-related liabilities. However, all such policies are subject to terms, conditions, exclusions, deductibles and sub-limits, amongst other limiting factors. For example, the Company’s terrorism insurance excludes coverage for nuclear, biological, chemical or radiological terrorism events as defined by the Terrorism Risk Insurance Program Reauthorization Act.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.1 million and $1.3 million on our consolidated balance sheets as of March 31, 2025 and December 31, 2024, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
During the quarter ended March 31, 2025, the Company had five tenants in active bankruptcy litigation: Big Lots, Vitamin Shoppe, Party City, Sticky’s Finger Joint and Forever 21. As of January 1, 2025, we had four leases with Vitamin Shoppe, three leases with Party City, two leases with Big Lots, and one lease with each of Sticky’s Finger Joint and Forever 21 that were impacted by the bankruptcy filings. Two of the Company’s leases with Party City, one lease with Big Lots, and its sole lease with Forever 21 were rejected in the bankruptcy proceedings as of March 31, 2025. The seven remaining leases total 61,000 sf and generate $1.9 million in annual rental revenue. Given the recent bankruptcy filings, it is uncertain whether these stores will continue to operate, close permanently, or whether they will be sold to other operators as part of the bankruptcy proceedings.

Letters of Credit
As of March 31, 2025, the Company had seven letters of credit issued under our revolving credit agreement aggregating $32.1 million. These letters were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. If a lender or other entity were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the holder of the letter or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the revolving credit agreement. As of March 31, 2025, the letters remain undrawn and there is no separate liability recorded in connection with their issuance.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2025	December 31, 2024
Deferred tax asset, net	$24,331	$24,827
Other assets	15,146	15,811
Deferred financing costs, net of accumulated amortization of $10,983 and $10,571, respectively	3,035	3,447
Finance lease right-of-use asset	2,724	2,724
Real estate held for sale	10,286	10,286
Prepaid expenses:
Real estate taxes	6,922	10,905
Insurance	8,327	1,097
Licenses/fees	2,210	1,457
Total prepaid expenses and other assets	$72,981	$70,554

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2025	December 31, 2024
Deferred tenant revenue	$25,061	$26,878
Accrued capital expenditures and leasing costs	17,578	17,557
Accrued interest payable	6,442	6,286
Security deposits	6,231	5,877
Other liabilities and accrued expenses	15,551	16,018
Finance lease liability	3,044	3,040
Accrued payroll expenses	7,865	14,326
Total accounts payable, accrued expenses and other liabilities	$81,772	$89,982

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Interest expense	$18,628	$19,558
Amortization of deferred financing costs	1,127	1,019
Total interest and debt expense	$19,755	$20,577

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
During the three months ended March 31, 2025, the Company did not issue any common shares under the ATM Program, however, we incurred $0.2 million of offering expenses related to fees for potential issuance.
During the three months ended March 31, 2024, the Company issued 1,082,945 common shares at a weighted average gross price of $17.31 per share under the ATM Program, generating net cash proceeds of $18.5 million. In addition, we incurred $1.3 million of offering expenses related to the issuance of these common shares. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the three months ended March 31, 2025 and 2024, no shares were repurchased by the Company. As of March 31, 2025, there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of March 31, 2025, Urban Edge owned approximately 95.0% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended March 31, 2025 and 2024, the Company declared distributions on common shares and OP Units of $0.19 and $0.17 per share/unit, respectively.

Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership reflected on the consolidated balance sheets of the Company are comprised of OP Units and limited partnership interests in the Operating Partnership in the form of LTIP Unit awards. LTIP Unit awards were granted to certain executives pursuant to our 2024 Omnibus Share Plan and 2015 Omnibus Share Plan (collectively the “Omnibus Share Plans”), as well as the 2018 Inducement Equity Plan. OP Units were issued to contributors in exchange for their property interests in connection with the Company’s property acquisitions in 2017.
The total of the OP Units and LTIP Units represent a 4.9% weighted-average interest in the Operating Partnership for the three months ended March 31, 2025. Holders of outstanding vested LTIP Units may, from and after two years from the date of issuance, redeem their LTIP Units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP Units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

Noncontrolling Interests in Consolidated Subsidiaries
The Company’s noncontrolling interests relate to the 5% interest held by others in our property in Walnut Creek, CA (Mount Diablo) and 17.5% held by others in our property in Massapequa, NY. The net income attributable to noncontrolling interests is presented separately on our consolidated statements of income and comprehensive income.

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses on our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,535	$1,186
Performance-based LTIP expense(2)	1,121	998
Restricted share expense	21	207
Deferred share unit (“DSU”) expense	30	30
Total Share-based compensation expense	$2,707	$2,421
(1) Expense for the three months ended March 31, 2025 includes the 2025, 2024, 2023, 2022, and 2021 LTI Plans.
(2) Expense for the three months ended March 31, 2025 includes the 2025, 2024, 2023, 2022, 2021, and 2020 LTI Plans.

Equity award activity during the three months ended March 31, 2025 included: (i) 575,574 LTIP Units granted, (ii) 568,035 LTIP Units vested, (iii) 247,874 LTIP Units earned upon completion of the 2022 LTI Plan, (iv) 36,602 restricted shares granted, (v) 33,767 restricted shares vested, (vi) 27,320 restricted shares forfeited, and (vii) 2,516 LTIP Units forfeited.

2025 Long-Term Incentive Plan
On January 31, 2025, the Company established the 2025 Long-Term Incentive Plan (“2025 LTI Plan”) under the 2024 Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP Units that, with respect to one half of the program, vest based solely on the passage of time. With respect to the other half of the program, the awards are earned and vest if certain relative and absolute total shareholder return (“TSR”) and/or funds from operations (“FFO”) and same-property net operating income (“SP NOI”) growth targets are achieved by the Company over a three-year performance period. As part of the 2025 LTI Plan, participants other than our named executive officers may receive restricted stock awards or LITP unit awards subject to a three-year vesting period. The total grant date fair value under the 2025 LTI Plan was $8.8 million, comprising both performance-based and time-based awards as described further below:

Performance-based awards
For the performance-based awards under the 2025 LTI Plan, participants have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period beginning on January 31, 2025 and ending on January 30, 2028. Participants also have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s FFO growth component and SP NOI growth component meets certain criteria over the three-year performance measurement period beginning January 1, 2025 and ending on December 31, 2027. The Company granted performance-based awards under the 2025 LTI Plan representing 260,405 units. The fair value of the performance-based award portion of the 2025 LTI Plan on the grant date was $3.8 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise. Assumptions include historical volatility (27.1%), risk-free interest rates (4.4%), and historical daily return as compared to certain peer companies.

Time-based awards
The time-based awards granted under the 2025 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of March 31, 2025, the Company granted time-based awards under the 2025 LTI Plan that represent 223,181 LTIP Units with a grant date fair value of $4.3 million.

Restricted stock awards
The restricted stock awards granted under the 2025 LTI Plan for participants other than our named executive officers vest ratably over three years. As of March 31, 2025, the Company granted restricted stock awards under the 2025 LTI Plan that represent 36,602 restricted units with a grant date fair value of $0.7 million.

2024 Equity Matching Award
The Compensation Committee approved a matching award pursuant to which officers of the Company may elect to forgo all or a portion (in 25% increments) of their 2024 cash bonuses and instead receive LTIP units with a grant date fair value equal to the cash forgone, 20% of which are matched by the Company and all of which vest ratably over three years. The program is designed to enhance retention and increase employee ownership in the Company to further align with shareholder interests. On January 31, 2025, the Compensation Committee approved the grant of $6.7 million under the matching award, which reflects both the cash bonus forgone and the portion matched by the Company.

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
The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2025	2024
Numerator:
Net income attributable to common shareholders	$8,198	$2,603
Less: earnings allocated to unvested participating securities	(6)	(2)
Net income available for common shareholders - basic	$8,192	$2,601
Impact of assumed conversions:
OP and LTIP Units	—	91
Net income available for common shareholders - dilutive	$8,192	$2,692

Denominator:
Weighted average common shares outstanding - basic	125,513	118,072
Effect of dilutive securities(1):
Restricted share awards	90	106
Assumed conversion of OP and LTIP Units	—	4,636
Weighted average common shares outstanding - diluted	125,603	122,814

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.07	$0.02
Earnings per common share - Diluted	$0.07	$0.02
(1) For the three months ended March 31, 2025, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2025	2024
Numerator:
Net income attributable to unitholders	$8,630	$2,721
Less: net income attributable to participating securities	(348)	(2)
Net income available for unitholders	$8,282	$2,719

Denominator:
Weighted average units outstanding - basic	130,119	122,646
Effect of dilutive securities issued by Urban Edge	90	106
Unvested LTIP Units(1)	—	62
Weighted average units outstanding - diluted	130,209	122,814

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.06	$0.02
Earnings per unit - Diluted	$0.06	$0.02
(1) For the three months ended March 31, 2025, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPU. Accordingly, the impact of such redemption has not been included in the determination of diluted EPU for these periods.

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
The following table provides the components of Property NOI related to our single reportable segment for the quarters ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
REVENUE
Property rentals	$80,094	$77,318
Tenant expense reimbursements	34,735	30,284
Total property revenues	114,829	107,602
EXPENSES
Real estate taxes	16,840	17,451
Property operating	24,466	20,609
Lease expense	2,098	2,630
Total property operating expenses	43,404	40,690
Property net operating income	$71,425	$66,912
Reconciliation of Property NOI to income before income taxes
Depreciation and amortization	(37,195)	(38,574)
Interest and debt expense	(19,755)	(20,577)
General and administrative expense	(9,531)	(9,046)
Gain (loss) on extinguishment of debt	498	(272)
Interest income	406	422
Straight-line rents, amortization of above and below-market leases, and other	3,272	2,522
Gain on sale of real estate	—	1,902
Other expense(1)	(119)	(179)
Income before income taxes	$9,001	$3,110
(1) Includes intercompany eliminations and other income and expenses related to corporate activities, including the captive insurance program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) macroeconomic conditions, including geopolitical conditions and instability, and international trade disputes, which may lead to rising inflation, and adverse impacts to supply chain, and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (ii) the economic, political and social impact of, and uncertainty relating to, epidemics and pandemics; (iii) the loss or bankruptcy of major tenants; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (v) the impact of e-commerce on our tenants’ business; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors; (ix) the Company’s ability to pay down, hedge, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (collectively, our Corporate Responsibility or “CR”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting CR metrics and meeting CR goals and targets, and the impact of governmental regulation on our CR efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”), including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of March 31, 2025, Urban Edge owned approximately 95.0% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of March 31, 2025, our portfolio consisted of 70 shopping centers, two outlet centers and two malls totaling approximately 17.3 million square feet of gross leasable area with a consolidated occupancy of 91.1%.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 contains a description of our critical accounting estimates, including valuing acquired assets and liabilities and impairments. For the three months ended March 31, 2025, there were no material changes to these estimates.

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
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty such as the recent market volatility as a result of changes in tariff policies. Increased tariffs on foreign imports could have a material impact on the cost of certain raw materials and goods and adversely affect the results of our operations or the operations of our tenants and could temper consumer spending. While most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses, there is no guarantee that we will be able to recoup all such amounts, and some larger tenants have capped the amount of these operating expenses they are responsible for under their lease.
We continue to monitor the impacts of inflation on our operations. Although recent inflationary pressures have begun to abate, inflation may increase again in the future. In 2024, the Federal Reserve cut rates driven in part by positive economic reports and a decrease in inflation levels. However, interest rates still remain at elevated levels compared to the years preceding 2021, and could remain at this level in the near-term and long-term. We occasionally utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of March 31, 2025, all of our outstanding mortgage debt is fixed rate or hedged with interest rate derivative agreements. Our only variable rate exposure is related to our line of credit, which has an outstanding balance of $75 million as of March 31, 2025 and is indexed to SOFR, plus an applicable margin per the revolving credit agreement. Subsequent to the quarter, the Company repaid $25 million of the outstanding balance on the line of credit. As of March 31, 2025, we were counterparty to one interest rate swap agreement and one interest rate cap agreement, both of which qualify for, and are designated as, hedging instruments. We are actively managing our business to respond to the economic and social impacts from events and circumstances such as those described above. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Net income	$8,382	$2,445
FFO applicable to diluted common shareholders(1)	45,458	39,050
NOI(1)	71,572	66,692
Same-property NOI(1)	60,013	57,912
(1) Refer to pages 31-32 for a reconciliation to the most directly comparable generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Net income for the three months ended March 31, 2025 was $8.4 million, compared to net income of $2.4 million for the three months ended March 31, 2024. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended March 31, 2025 as compared to the same period in 2024:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024	$ Change
Total revenue	$118,165	$109,626	$8,539
Depreciation and amortization	37,195	38,574	(1,379)
Real estate taxes	16,358	17,003	(645)
Property operating expenses	22,732	20,506	2,226
General and administrative expenses	9,531	9,046	485
Gain on sale of real estate	—	1,902	(1,902)
Interest and debt expense	19,755	20,577	(822)
Gain (loss) on extinguishment of debt	498	(272)	770
Total revenue increased by $8.5 million to $118.2 million in the first quarter of 2025 from $109.6 million in the first quarter of 2024. The increase is primarily attributable to:
•$6.1 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases;
•$3.3 million increase as a result of property acquisitions net of dispositions since the first quarter of 2024; and
•$0.2 million increase in non-cash revenues driven by accelerated amortization of above-market lease intangibles in the first quarter of 2024; offset by
•$1.1 million increase in rental revenue deemed uncollectible.
Depreciation and amortization decreased by $1.4 million to $37.2 million in the first quarter of 2025 from $38.6 million in the first quarter of 2024. The decrease is primarily attributable to:
•$4.1 million decrease primarily related to accelerated depreciation in the first quarter of 2024 on buildings taken out of service for redevelopment; offset by
•$2.7 million increase as a result of property acquisitions net of dispositions since the first quarter of 2024.
Real estate tax expense decreased by $0.6 million to $16.4 million in the first quarter of 2025 from $17.0 million in the first quarter of 2024. The decrease is primarily attributable to:
•$0.7 million decrease as a result of successful tax appeals and lower assessments; and
•$0.2 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects since the first quarter of 2024, offset by project completions; offset by
•$0.3 million increase as a result of property acquisitions net of dispositions since the first quarter of 2024.
Property operating expenses increased by $2.2 million to $22.7 million in the first quarter of 2025 from $20.5 million in the first quarter of 2024. The increase is primarily attributable to
•$1.4 million higher expenses incurred for snow removal as compared to the first quarter of 2024; and
•$0.8 million increase as a result of property acquisitions net of dispositions since the first quarter of 2024.
General and administrative expenses increased by $0.5 million to $9.5 million in the first quarter of 2025 from $9.0 million in the first quarter of 2024. The increase is primarily attributable to severance expenses incurred in the first quarter of 2025.

We recognized a gain on sale of real estate of $1.9 million in the first quarter of 2024 primarily related to the sale of a property located in Hazlet, NJ.
Interest and debt expense decreased by $0.8 million to $19.8 million in the first quarter of 2025 from $20.6 million in the first quarter of 2024. The decrease is primarily attributable to:
•$1.8 million decrease due to lower average balance under our line of credit to as a result of repayments since the first quarter of 2024;
•$1.6 million decrease in interest expense due to the mortgage debt forgiven in connection with the foreclosure of Kingswood Center; and
•$0.1 million increase in capitalized interest expense due to the commencement of development, redevelopment, and anchor repositioning projects, offset by project completions; offset by
•$2.2 million increase as a result of new financings and refinancings since the first quarter of 2024, net of loan repayments; and
•$0.5 million increase in amortization of deferred financing costs.
In the first quarter of 2025, we recognized a $0.5 million gain on extinguishment of debt for the return of escrow funds related to the Kingswood Center foreclosure. In the first quarter of 2024, we recognized a $0.3 million loss on extinguishment of debt as a result of the early pay off of three variable rate mortgage loans.

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
We calculate same-property NOI using net income as defined by GAAP reflecting only those income and expense items that are reflected in NOI (as described above) and excluding properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service, and also excluding properties acquired, sold, or that are in the foreclosure process during the periods being compared and results of our captive insurance program. We also exclude for the following items in calculating same-property NOI: lease termination fees, bankruptcy settlement income, and income and expenses that we do not believe are representative of ongoing operating results, if any. As such, same-property NOI assists in eliminating disparities in net income due to the development, redevelopment, acquisition, disposition or foreclosure of properties, and results of our captive insurance program during the periods presented, and thus provides a more consistent performance measure for the comparison of the operating performance of the Company’s properties, which the Company believes to be useful to investors. Same-property NOI should not be considered a substitute for net income and may not be comparable to similarly titled measures employed by others.
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 65 properties for the three months ended March 31, 2025 and 2024. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process, and results of our captive insurance program during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.

Same-property NOI increased by $2.1 million, or 3.6% for the three months ended March 31, 2025, compared to the three months ended March 31, 2024. Same-property NOI, including properties in redevelopment, increased by $2.4 million, or 3.8%, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
The following table reconciles net income to NOI, same-property NOI, and same-property NOI including properties in redevelopment for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Net income	$8,382	$2,445
Other expense	467	225
Depreciation and amortization	37,195	38,574
General and administrative expense	9,531	9,046
Gain on sale of real estate	—	(1,902)
Interest income	(607)	(688)
Interest and debt expense	19,755	20,577
(Gain) loss on extinguishment of debt	(498)	272
Income tax expense	619	665
Non-cash revenue and expenses	(3,272)	(2,522)
NOI	71,572	66,692
Adjustments:
Tenant bankruptcy settlement income and lease termination income	(61)	(47)
Sunrise Mall net operating loss	295	522
Non-same property NOI and other(1)	(11,793)	(9,255)
Same-property NOI	$60,013	$57,912
NOI related to properties being redeveloped	6,149	5,813
Same-property NOI including properties in redevelopment	$66,162	$63,725
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process in the periods being compared, and results of the Company’s captive insurance program.

Funds From Operations
FFO applicable to diluted common shareholders was $45.5 million for the three months ended March 31, 2025 compared to $39.1 million for the three months ended March 31, 2024.
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

The following table reflects the reconciliation of net income to FFO for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Net income	$8,382	$2,445
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(432)	(118)
Consolidated subsidiaries	248	276
Net income attributable to common shareholders	8,198	2,603
Adjustments:
Rental property depreciation and amortization	36,828	38,231
Limited partnership interests in operating partnership(1)	432	118
Gain on sale of real estate	—	(1,902)
FFO applicable to diluted common shareholders	$45,458	$39,050
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares, which have been included for purposes of calculating earnings per diluted share for the periods presented because they are dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.19 per common share and OP Unit for the first quarter of 2025, or an annual rate of $0.76. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
We have an $800 million revolving credit agreement (the “Revolving Credit Agreement”) which has a maturity date of February 9, 2027 and includes two six-month extension options. The Company has obtained seven letters of credit issued under the Revolving Credit Agreement, aggregating $32.1 million, and provided them to mortgage lenders and other entities to secure its obligations in relation to certain reserves and capital requirements. The letters of credit issued under the Revolving Credit Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn and no separate liability has been recorded in association with them. As of March 31, 2025 there was approximately $75 million drawn under the Revolving Credit Agreement and an available remaining balance of $692.9 million under the facility, including undrawn letters of credit. Subsequent to the quarter, the Company repaid $25 million of the outstanding balance under the Revolving Credit Agreement. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Revolving Credit Agreement.
In August 2022, in connection with the launch of the ATM Program, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). During the three months ended March 31, 2025, the Company did not issue any common shares under the ATM Program. During the three months ended March 31, 2024, the Company issued 1,082,945 common shares at a weighted average gross price of $17.31 per share under the ATM Program, generating cash proceeds of $18.5 million, net of commissions paid to distribution agents. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. We have approximately $23.6 million of debt maturing within the next 12 months related to a mortgage loan encumbering one of our properties.
At March 31, 2025, we had cash and cash equivalents, including restricted cash, of $98.1 million and approximately $692.9 million available under the Revolving Credit Agreement. The available balance under the Revolving Credit Agreement and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $98.1 million at March 31, 2025, compared to $90.6 million at December 31, 2024 and $95.1 million at March 31, 2024, an increase of $7.5 million and an increase $3.0 million, respectively. Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$32,582	$22,922	$9,660
Net cash used in investing activities	(20,730)	(44,302)	23,572
Net cash used in financing activities	(4,400)	(57,817)	53,417

Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $32.6 million for the three months ended March 31, 2025 increased by $9.7 million from $22.9 million for the three months ended March 31, 2024. The increase is due to higher rental revenue for tenant rent commencements and the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $20.7 million for the three months ended March 31, 2025 decreased by $23.6 million from cash used in investing activities of $44.3 million for the three months ended March 31, 2024. The decrease is primarily due to:
•$32.3 million decrease in cash used for the acquisition of real estate; offset by
•$8.2 million decrease in cash provided by the sale of real estate driven by dispositions in the first quarter of 2024; and
•$0.5 million increase in cash used for real estate development and capital improvements.
The Company had 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $156.4 million, of which $71.6 million had been incurred and $84.8 million remained to be funded as of March 31, 2025.
The following summarizes capital expenditures presented on a cash basis for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024
Capital expenditures:
Development and redevelopment costs	$13,068	$12,246
Capital improvements	5,350	6,029
Tenant improvements and allowances	2,312	1,919
Total capital expenditures	$20,730	$20,194

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $4.4 million for the three months ended March 31, 2025 decreased by $53.4 million from cash used in financing activities of $57.8 million for the three months ended March 31, 2024. The decrease is primarily due to:
•$98.7 million decrease in cash used for debt repayments; and
•$1.2 million decrease in deferred financing fees paid in connection with financings and refinancings; offset by
•$25.0 million net decrease in proceeds from mortgage loans and credit facility borrowings;
•$17.4 million decrease in proceeds from the issuance of common shares; and
•$4.1 million increase in distributions to shareholders and unitholders of the Operating Partnership.

Contractual Obligations
We have contractual obligations related to our mortgage loans and line of credit that are both fixed and variable. As of March 31, 2025, our variable rate loans bear interest at a floating rate based on SOFR plus an applicable margin of 1.03% to 2.26%. Further information on our mortgage loans can be found in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•Obligations related to letters of credit issued under our revolving credit agreement; and
•Recorded debt premiums or discounts.
We believe that cash flows from our current operations, cash on hand, the line of credit under the Revolving Credit Agreement, the potential to refinance our loans and our general ability to access the capital markets will be sufficient to finance our operations and fund our obligations in both the short-term and long-term.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of March 31, 2025, our variable rate debt outstanding had rates indexed to SOFR.

	2025					2024
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate debt	$125,554		5.38%	$750	(3)	$100,905		5.36%
Fixed rate debt	1,530,048		5.02%	—	(2)	1,532,915		5.02%
	$1,655,602	(1)		$750		$1,633,820	(1)
(1) Excludes unamortized debt issuance costs of $13.4 million and $14.1 million as of March 31, 2025 and December 31, 2024, respectively. Debt issuance costs related to our unsecured credit facility are included within prepaid expenses and other assets on the consolidated balance sheets.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $15.3 million based on outstanding balances as of March 31, 2025.
(3) Excludes the impact of a 1% increase on our $50.6 million variable rate mortgage on Plaza at Woodbridge as the loan is hedged with an interest rate cap to limit the maximum SOFR to 3.0%. See Note 9 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Plaza at Woodbridge interest rate cap.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of March 31, 2025, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivative instruments are assessed quarterly and as of March 31, 2025, both meet the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2025, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks
As of March 31, 2025, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2025 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2025, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS
Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 12, 2025.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2025 - January 31, 2025	—		$—	—	$145,900,000
February 1, 2025 - February 28, 2025	11,766	(2)	20.55	—	$145,900,000
March 1, 2025 - March 31, 2025	—		—	—	$145,900,000
Total	11,766		$20.55	—
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
(2) Represents common shares surrendered by employees to us, to satisfy such employee’s tax withholding obligations in connection with the vesting of restricted common shares.

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended March 31, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: April 30, 2025

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: April 30, 2025