Form 10-Q
period 2025-06-30
Urban Edge Properties; Urban Edge Properties LP
filed 2025-07-30
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
As of July 25, 2025, Urban Edge Properties had 125,791,099 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED JUNE 30, 2025

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2025 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of June 30, 2025, UE owned an approximate 95.0% interest in UELP. The remaining approximate 5.0% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
The Company believes it is important to understand the few differences between UE and UELP in the context of how UE and UELP operate as a consolidated company. The financial results of UELP are consolidated into the financial statements of UE. UE does not have any other significant assets, liabilities or operations, other than its investment in UELP, nor does it have employees of its own. UELP, not UE, generally executes all significant business relationships other than transactions involving the securities of UE. UELP holds substantially all of the assets of UE and retains the ownership interests in the Company's joint ventures. UELP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by UE, which are contributed to the capital of UELP in exchange for units of limited partnership in UELP, as applicable, UELP generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under the Revolving Credit Agreement (as defined below), the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land	$648,943	$660,198
Buildings and improvements	2,813,916	2,791,728
Construction in progress	292,704	289,057
Furniture, fixtures and equipment	12,561	11,296
Total	3,768,124	3,752,279
Accumulated depreciation and amortization	(906,157)	(886,886)
Real estate, net	2,861,967	2,865,393
Operating lease right-of-use assets	62,116	65,491
Cash and cash equivalents	52,962	41,373
Restricted cash	65,239	49,267
Tenant and other receivables	25,272	20,672
Receivable arising from the straight-lining of rents	62,228	61,164
Identified intangible assets, net of accumulated amortization of $66,352 and $65,027, respectively	95,096	109,827
Deferred leasing costs, net of accumulated amortization of $20,741 and $22,488, respectively	30,356	27,799
Prepaid expenses and other assets	58,315	70,554
Total assets	$3,313,551	$3,311,540

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,514,237	$1,569,753
Unsecured credit facility	90,000	50,000
Operating lease liabilities	59,376	62,585
Accounts payable, accrued expenses and other liabilities	85,910	89,982
Identified intangible liabilities, net of accumulated amortization of $55,347 and $50,275, respectively	171,424	177,496
Total liabilities	1,920,947	1,949,816
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 125,791,099 and 125,450,684 shares issued and outstanding, respectively	1,256	1,253
Additional paid-in capital	1,159,588	1,149,981
Accumulated other comprehensive (loss) income	(190)	177
Accumulated earnings	145,043	126,670
Noncontrolling interests:
Operating partnership	68,620	65,069
Consolidated subsidiaries	18,287	18,574
Total equity	1,392,604	1,361,724
Total liabilities and equity	$3,313,551	$3,311,540

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Rental revenue	$113,912	$106,358	$232,004	$215,905
Other income	172	188	245	267
Total revenue	114,084	106,546	232,249	216,172
EXPENSES
Depreciation and amortization	32,602	39,679	69,797	78,253
Real estate taxes	16,582	17,472	32,940	34,475
Property operating	17,531	18,260	40,263	38,766
General and administrative	11,717	9,368	21,248	18,414
Lease expense	3,290	3,115	6,661	6,243
Other expense	1,343	—	2,670	—
Total expenses	83,065	87,894	173,579	176,151
Gain on sale of real estate	49,462	13,447	49,462	15,349
Interest income	667	661	1,274	1,349
Interest and debt expense	(19,537)	(21,896)	(39,292)	(42,473)
(Loss) gain on extinguishment of debt	(175)	21,699	323	21,427
Income before income taxes	61,436	32,563	70,437	35,673
Income tax expense	(643)	(539)	(1,262)	(1,204)
Net income	60,793	32,024	69,175	34,469
Less net (income) loss attributable to NCI in:
Operating partnership	(3,058)	(1,739)	(3,490)	(1,857)
Consolidated subsidiaries	243	474	491	750
Net income attributable to common shareholders	$57,978	$30,759	$66,176	$33,362

Earnings per common share - Basic:	$0.46	$0.26	$0.53	$0.28
Earnings per common share - Diluted:	$0.46	$0.26	$0.53	$0.28
Weighted average shares outstanding - Basic	125,688	118,859	125,601	118,466
Weighted average shares outstanding - Diluted	125,766	118,971	125,780	118,575

Net income	$60,793	$32,024	$69,175	$34,469
Effective portion of change in fair value of derivatives	(198)	(53)	(386)	240
Comprehensive income	60,595	31,971	68,789	34,709
Less comprehensive loss (income) attributable to NCI in:
Operating partnership	10	3	19	(11)
Less net (income) loss attributable to NCI in:
Operating partnership	(3,058)	(1,739)	(3,490)	(1,857)
Consolidated subsidiaries	243	474	491	750
Comprehensive income attributable to common shareholders	$57,790	$30,709	$65,809	$33,591

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2024	118,815,093	$1,186	$1,022,710	$739	$119,513	$63,128	$15,107	$1,222,383
Net income attributable to common shareholders	—	—	—	—	30,759	—	—	30,759
Net income (loss) attributable to NCI	—	—	—	—	—	1,739	(474)	1,265
Other comprehensive loss	—	—	—	(50)	—	(3)	—	(53)
Limited partnership interests:
Units redeemed for common shares	6,500	—	64	—	—	64	—	128
Reallocation of NCI	—	—	238	—	—	(366)	—	(128)
Common shares issued, net	1,622,418	17	28,944	—	(23)	—	—	28,938
Dividends to common shareholders ($0.17 per share)	—	—	—	—	(20,216)	—	—	(20,216)
Distributions to redeemable NCI ($0.17 per unit)	—	—	—	—	—	(1,057)	—	(1,057)
Contributions from noncontrolling interests	—	—	—	—	—	—	901	901
Share-based compensation expense	—	—	243	—	—	2,199	—	2,442
Issuance of LTIP Units	—	—	—	—	—	388	—	388
Balance, June 30, 2024	120,444,011	$1,203	$1,052,199	$689	$130,033	$66,092	$15,534	$1,265,750

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, March 31, 2025	125,749,490	$1,256	$1,154,780	$(2)	$110,970	$67,262	$18,326	$1,352,592
Net income attributable to common shareholders	—	—	—	—	57,978	—	—	57,978
Net income (loss) attributable to NCI	—	—	—	—	—	3,058	(243)	2,815
Other comprehensive loss	—	—	—	(188)	—	(10)	—	(198)
Limited partnership interests:
Units redeemed for common shares	30,928	—	320	—	—	320	—	640
Reallocation of NCI	—	—	5,289	—	—	(5,929)	—	(640)
Common shares issued, net	10,681	—	111	—	(24)	—	—	87
Dividends to common shareholders ($0.19 per share)	—	—	—	—	(23,881)	—	—	(23,881)
Distributions to redeemable NCI ($0.19 per unit)	—	—	—	—	—	(1,231)	—	(1,231)
Contributions from noncontrolling interests	—	—	—	—	—	—	204	204
Share-based compensation expense	—	—	187	—	—	3,379	—	3,566
Issuance of LTIP Units	—	—	(1,099)	—	—	1,771	—	672
Balance, June 30, 2025	125,791,099	$1,256	$1,159,588	$(190)	$145,043	$68,620	$18,287	$1,392,604

See notes to consolidated financial statements (unaudited).

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,175	$1,011,942	$460	$137,113	$55,355	$15,383	$1,221,428
Net income attributable to common shareholders	—	—	—	—	33,362	—	—	33,362
Net income (loss) attributable to NCI	—	—	—	—	—	1,857	(750)	1,107
Other comprehensive income	—	—	—	229	—	11	—	240
Limited partnership interests:
Units redeemed for common shares	38,833	—	368	—	—	368	—	736
Reallocation of NCI	—	—	(6,581)	—	—	5,845	—	(736)
Common shares issued	2,763,639	28	46,185	—	(46)	—	—	46,167
Dividends to common shareholders ($0.34 per share)	—	—	—	—	(40,396)	—	—	(40,396)
Distributions to redeemable NCI ($0.34 per unit)	—	—	—	—	—	(2,336)	—	(2,336)
Contributions from NCI	—	—	—	—	—	—	901	901
Share-based compensation expense	—	—	480	—	—	4,383	—	4,863
Issuance of LTIP units	—	—	—	—	—	609	—	609
Share-based awards retained for taxes	(11,117)	—	(195)	—	—	—	—	(195)
Balance, June 30, 2024	120,444,011	$1,203	$1,052,199	$689	$130,033	$66,092	$15,534	$1,265,750

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2024	125,450,684	$1,253	$1,149,981	$177	$126,670	$65,069	$18,574	$1,361,724
Net income attributable to common shareholders	—	—	—	—	66,176	—	—	66,176
Net income (loss) attributable to NCI	—	—	—	—	—	3,490	(491)	2,999
Other comprehensive loss	—	—	—	(367)	—	(19)	—	(386)
Limited partnership interests:
Units redeemed for common shares	330,928	3	3,294	—	—	3,297	—	6,594
Reallocation of NCI	—	—	2,229	—	—	(8,823)	—	(6,594)
Common shares issued, net	21,253	—	5,533	—	(48)	—	—	5,485
Dividends to common shareholders ($0.38 per share)	—	—	—	—	(47,755)	—	—	(47,755)
Distributions to redeemable NCI ($0.38 per unit)	—	—	—	—	—	(2,893)	—	(2,893)
Contributions from NCI	—	—	—	—	—	—	204	204
Share-based compensation expense	—	—	238	—	—	6,035	—	6,273
Issuance of LTIP Units	—	—	(1,414)	—	—	2,464	—	1,050
Share-based awards retained for taxes	(11,766)	—	(273)	—	—	—	—	(273)
Balance, June 30, 2025	125,791,099	$1,256	$1,159,588	$(190)	$145,043	$68,620	$18,287	$1,392,604

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,175	$34,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,810	80,151
Gain on sale of real estate	(49,462)	(15,349)
Gain on extinguishment of debt	(323)	(21,427)
Amortization of above and below market leases, net	(5,040)	(2,143)
Noncash lease expense	3,375	3,569
Straight-lining of rent	(1,164)	(1,503)
Share-based compensation expense	6,273	4,863
Change in operating assets and liabilities:
Tenant and other receivables	(4,600)	(1,475)
Deferred leasing costs	(5,055)	(3,626)
Prepaid expenses and other assets	(567)	(2,887)
Lease liabilities	(3,212)	(3,463)
Accounts payable, accrued expenses and other liabilities	(6,171)	(7,021)
Net cash provided by operating activities	76,039	64,158
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(44,543)	(41,564)
Proceeds from sale of real estate	64,353	35,183
Acquisitions of real estate	—	(115,549)
Net cash provided by (used in) investing activities	19,810	(121,930)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(92,566)	(168,502)
Dividends to common shareholders	(47,755)	(40,396)
Distributions to redeemable noncontrolling interests	(2,893)	(2,336)
Taxes withheld for vested restricted shares	(273)	(195)
Contributions from noncontrolling interests	204	901
Borrowings under unsecured credit facility	75,000	60,000
Proceeds from mortgage loan borrowings	—	100,000
Debt issuance costs	(20)	(2,012)
Proceeds related to the issuance of common shares, net	15	37,270
Net cash used in financing activities	(68,288)	(15,270)
Net increase (decrease) in cash and cash equivalents and restricted cash	27,561	(73,042)
Cash and cash equivalents and restricted cash at beginning of period	90,640	174,248
Cash and cash equivalents and restricted cash at end of period	$118,201	$101,206

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $5,772 and $5,307, respectively	$36,767	$44,430
Cash payments for income taxes	597	8,901
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	25,244	17,510
Write-off of fully depreciated assets	28,926	10,084
Issuance of LTIP Units	5,470	—
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	—	47,518
Mortgage debt, net	—	68,613
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$41,373	$101,123
Restricted cash at beginning of period	49,267	73,125
Cash and cash equivalents and restricted cash at beginning of period	$90,640	$174,248

Cash and cash equivalents at end of period	$52,962	$78,615
Restricted cash at end of period	65,239	22,591
Cash and cash equivalents and restricted cash at end of period	$118,201	$101,206

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	June 30,	December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land	$648,943	$660,198
Buildings and improvements	2,813,916	2,791,728
Construction in progress	292,704	289,057
Furniture, fixtures and equipment	12,561	11,296
Total	3,768,124	3,752,279
Accumulated depreciation and amortization	(906,157)	(886,886)
Real estate, net	2,861,967	2,865,393
Operating lease right-of-use assets	62,116	65,491
Cash and cash equivalents	52,962	41,373
Restricted cash	65,239	49,267
Tenant and other receivables	25,272	20,672
Receivable arising from the straight-lining of rents	62,228	61,164
Identified intangible assets, net of accumulated amortization of $66,352 and $65,027, respectively	95,096	109,827
Deferred leasing costs, net of accumulated amortization of $20,741 and $22,488, respectively	30,356	27,799
Prepaid expenses and other assets	58,315	70,554
Total assets	$3,313,551	$3,311,540

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,514,237	$1,569,753
Unsecured credit facility	90,000	50,000
Operating lease liabilities	59,376	62,585
Accounts payable, accrued expenses and other liabilities	85,910	89,982
Identified intangible liabilities, net of accumulated amortization of $55,347 and $50,275, respectively	171,424	177,496
Total liabilities	1,920,947	1,949,816
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 125,791,099 and 125,450,684 units outstanding, respectively	1,160,844	1,151,234
Limited partners: 6,610,906 and 6,386,837 units outstanding, respectively	62,439	59,466
Accumulated other comprehensive (loss) income	(190)	177
Accumulated earnings	151,224	132,273
Total partners’ capital	1,374,317	1,343,150
Noncontrolling interest in consolidated subsidiaries	18,287	18,574
Total equity	1,392,604	1,361,724
Total liabilities and equity	$3,313,551	$3,311,540

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
REVENUE
Rental revenue	$113,912	$106,358	$232,004	$215,905
Other income	172	188	245	267
Total revenue	114,084	106,546	232,249	216,172
EXPENSES
Depreciation and amortization	32,602	39,679	69,797	78,253
Real estate taxes	16,582	17,472	32,940	34,475
Property operating	17,531	18,260	40,263	38,766
General and administrative	11,717	9,368	21,248	18,414
Lease expense	3,290	3,115	6,661	6,243
Other expense	1,343	—	2,670	—
Total expenses	83,065	87,894	173,579	176,151
Gain on sale of real estate	49,462	13,447	49,462	15,349
Interest income	667	661	1,274	1,349
Interest and debt expense	(19,537)	(21,896)	(39,292)	(42,473)
(Loss) gain on extinguishment of debt	(175)	21,699	323	21,427
Income before income taxes	61,436	32,563	70,437	35,673
Income tax expense	(643)	(539)	(1,262)	(1,204)
Net income	60,793	32,024	69,175	34,469
Less net loss attributable to NCI in consolidated subsidiaries	243	474	491	750
Net income attributable to unitholders	$61,036	$32,498	$69,666	$35,219

Earnings per unit - Basic:	$0.47	$0.26	$0.53	$0.29
Earnings per unit - Diluted:	$0.46	$0.26	$0.53	$0.29
Weighted average units outstanding - Basic	130,474	123,572	130,297	123,109
Weighted average units outstanding - Diluted	130,623	123,885	130,476	123,218

Net income	$60,793	$32,024	$69,175	$34,469
Effective portion of change in fair value of derivatives	(198)	(53)	(386)	240
Comprehensive income	60,595	31,971	68,789	34,709
Less net loss attributable to NCI in consolidated subsidiaries	243	474	491	750
Comprehensive income attributable to unitholders	$60,838	$32,445	$69,280	$35,459

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2024	118,815,093	$1,023,896	6,555,570	$58,231	$739	$124,410	$15,107	$1,222,383
Net income attributable to unitholders	—	—	—	—	—	32,498	—	32,498
Net loss attributable to NCI	—	—	—	—	—	—	(474)	(474)
Other comprehensive loss	—	—	—	—	(50)	(3)	—	(53)
Common units issued as a result of common shares issued by Urban Edge	1,622,418	28,961	173,558	—	—	(23)	—	28,938
Equity redemption of OP units	6,500	64	(6,500)	64	—	—	—	128
Reallocation of NCI	—	238	—	(366)	—	—	—	(128)
Distributions to Partners ($0.17 per unit)	—	—	—	—	—	(21,273)	—	(21,273)
Contributions from noncontrolling interests	—	—	—	—	—	—	901	901
Share-based compensation expense	—	243	—	2,199	—	—	—	2,442
Issuance of LTIP Units	—	—	—	388	—	—	—	388
Balance, June 30, 2024	120,444,011	$1,053,402	6,722,628	$60,516	$689	$135,609	$15,534	$1,265,750
(1) Limited partners have a 5.3% common limited partnership interest in the Operating Partnership as of June 30, 2024 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, March 31, 2025	125,749,490	$1,156,036	6,675,765	$62,898	$(2)	$115,334	$18,326	$1,352,592
Net income attributable to unitholders	—	—	—	—	—	61,036	—	61,036
Net loss attributable to NCI	—	—	—	—	—	—	(243)	(243)
Other comprehensive loss	—	—	—	—	(188)	(10)	—	(198)
Common units issued as a result of common shares issued by Urban Edge, net	10,681	111	(33,931)	—	—	(24)	—	87
Equity redemption of OP Units	30,928	320	(30,928)	320	—	—	—	640
Reallocation of noncontrolling interests	—	5,289	—	(5,929)	—	—	—	(640)
Distributions to Partners ($0.19 per unit)	—	—	—	—	—	(25,112)	—	(25,112)
Contributions from noncontrolling interests	—	—	—	—	—	—	204	204
Share-based compensation expense	—	187	—	3,379	—	—	—	3,566
Issuance of LTIP Units	—	(1,099)	—	1,771	—	—	—	672
Balance, June 30, 2025	125,791,099	$1,160,844	6,610,906	$62,439	$(190)	$151,224	$18,287	$1,392,604
(2) Limited partners have a 5.0% common limited partnership interest in the Operating Partnership as of June 30, 2025 in the form of OP Units and LTIP Units.

See notes to consolidated financial statements (unaudited).

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,013,117	5,659,781	$49,311	$460	$143,157	$15,383	$1,221,428
Net income attributable to unitholders	—	—	—	—	—	35,219	—	35,219
Net loss attributable to NCI	—	—	—	—	—	—	(750)	(750)
Other comprehensive income	—	—	—	—	229	11	—	240
Common units issued as a result of common shares issued by Urban Edge	2,763,639	46,213	1,101,680	—	—	(46)	—	46,167
Equity redemption of OP Units	38,833	368	(38,833)	368	—	—	—	736
Reallocation of NCI	—	(6,581)	—	5,845	—	—	—	(736)
Distributions to Partners ($0.34 per unit)	—	—	—	—	—	(42,732)	—	(42,732)
Contributions from NCI	—	—	—	—	—	—	901	901
Share-based compensation expense	—	480	—	4,383	—	—	—	4,863
Issuance of LTIP Units	—	—	—	609	—	—	—	609
Share-based awards retained for taxes	(11,117)	(195)	—	—	—	—	—	(195)
Balance, June 30, 2024	120,444,011	$1,053,402	6,722,628	$60,516	$689	$135,609	$15,534	$1,265,750
(1) Limited partners have a 5.3% common limited partnership interest in the Operating Partnership as of June 30, 2024 in the form of OP Units and LTIP Units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2024	125,450,684	$1,151,234	6,386,837	$59,466	$177	$132,273	$18,574	$1,361,724
Net income attributable to unitholders	—	—	—	—	—	69,666	—	69,666
Net loss attributable to NCI	—	—	—	—	—	—	(491)	(491)
Other comprehensive loss	—	—	—	—	(367)	(19)	—	(386)
Common units issued as a result of common shares issued by Urban Edge, net	21,253	5,533	554,997	—	—	(48)	—	5,485
Equity redemption of OP Units	330,928	3,297	(330,928)	3,297	—	—	—	6,594
Reallocation of NCI	—	2,229	—	(8,823)	—	—	—	(6,594)
Distributions to Partners ($0.38 per unit)	—	—	—	—	—	(50,648)	—	(50,648)
Contributions from NCI	—		—	—	—	—	204	204
Share-based compensation expense	—	238	—	6,035	—	—	—	6,273
Issuance of LTIP Units	—	(1,414)	—	2,464	—	—	—	1,050
Share-based awards retained for taxes	(11,766)	(273)	—	—	—	—	—	(273)
Balance, June 30, 2025	125,791,099	$1,160,844	6,610,906	$62,439	$(190)	$151,224	$18,287	$1,392,604
(2) Limited partners have a 5.0% common limited partnership interest in the Operating Partnership as of June 30, 2025 in the form of OP Units and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$69,175	$34,469
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,810	80,151
Gain on sale of real estate	(49,462)	(15,349)
Gain on extinguishment of debt	(323)	(21,427)
Amortization of above and below market leases, net	(5,040)	(2,143)
Noncash lease expense	3,375	3,569
Straight-lining of rent	(1,164)	(1,503)
Share-based compensation expense	6,273	4,863
Change in operating assets and liabilities:
Tenant and other receivables	(4,600)	(1,475)
Deferred leasing costs	(5,055)	(3,626)
Prepaid expenses and other assets	(567)	(2,887)
Lease liabilities	(3,212)	(3,463)
Accounts payable, accrued expenses and other liabilities	(6,171)	(7,021)
Net cash provided by operating activities	76,039	64,158
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(44,543)	(41,564)
Proceeds from sale of real estate	64,353	35,183
Acquisitions of real estate	—	(115,549)
Net cash provided by (used in) investing activities	19,810	(121,930)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(92,566)	(168,502)
Distributions to partners	(50,648)	(42,732)
Taxes withheld for vested restricted units	(273)	(195)
Contributions from noncontrolling interests	204	901
Borrowings under unsecured credit facility	75,000	60,000
Proceeds from mortgage loan borrowings	—	100,000
Debt issuance costs	(20)	(2,012)
Proceeds related to the issuance of common shares, net	15	37,270
Net cash used in financing activities	(68,288)	(15,270)
Net increase (decrease) in cash and cash equivalents and restricted cash	27,561	(73,042)
Cash and cash equivalents and restricted cash at beginning of period	90,640	174,248
Cash and cash equivalents and restricted cash at end of period	$118,201	$101,206

See notes to consolidated financial statements (unaudited).

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $5,772 and $5,307, respectively	$36,767	$44,430
Cash payments for income taxes	597	8,901
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	25,244	17,510
Write-off of fully depreciated assets	28,926	10,084
Issuance of LTIP Units	5,470	—
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	—	47,518
Mortgage debt, net	—	68,613
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$41,373	$101,123
Restricted cash at beginning of period	49,267	73,125
Cash and cash equivalents and restricted cash at beginning of period	$90,640	$174,248

Cash and cash equivalents at end of period	$52,962	$78,615
Restricted cash at end of period	65,239	22,591
Cash and cash equivalents and restricted cash at end of period	$118,201	$101,206

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of June 30, 2025, Urban Edge owned approximately 95.0% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of June 30, 2025, our portfolio consisted of 68 shopping centers, two outlet centers and two malls totaling approximately 17.1 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”).
The consolidated balance sheets as of June 30, 2025 and December 31, 2024 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of June 30, 2025 and December 31, 2024, excluding the Operating Partnership, we consolidated two VIEs with total assets of $41.0 million and $38.9 million, respectively, and total liabilities of $9.5 million and $9.2 million, respectively. The consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025 and 2024, include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
Our primary business is the ownership, management, acquisition, development, and redevelopment of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance and allocating resources. The Company’s Chief Operating Decision Maker (“CODM”) reviews operating and financial information at the individual operating segment. We aggregate all of our properties into a single reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance. Refer to Note 17, Segment Reporting in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding reportable segments.
None of our tenants accounted for more than 10% of our revenue or property operating income as of June 30, 2025.

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

Recently Issued Accounting Literature — In May 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-04 Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customer (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which provides updates to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods and services. The amendments in ASU 2025-04 are effective for all entities that issue share-based compensation to a customer that is within the scope of Topic 606 for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods and should be applied on a retrospective basis. The Company has not entered into any share-based payment arrangements with customers, and as such, this update has no current impact. The Company will evaluate future agreements and apply the guidance from this update if any agreements meet the criteria of a share-based payment arrangement.
In May 2025, the FASB issued ASU 2025-03 Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which provides updates to clarify business combinations involving the exchange of equity interests when the legal entity is a VIE that meets the definition of a business. The amendments in ASU 2025-03 are effective for all public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods and should be applied prospectively. The Company will apply the guidance in this update to evaluate future business combinations involving a VIE.
In November 2024, the FASB issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provides an update to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses, including purchase of inventory, employee compensation, depreciation and amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which provided clarification on the effective dates of the previously issued ASU. The amendments in ASU 2024-03 are effective for all public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of this update and will adopt the amendments in its Annual Report on Form 10-K for the year ended December 31, 2027.
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

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the six months ended June 30, 2025, no acquisitions were completed by the Company. During the six months ended June 30, 2024, the Company closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
February 8, 2024	Heritage Square	Watchung	NJ	87,000	$33,838
April 5, 2024	Ledgewood Commons	Roxbury Township	NJ	448,000	83,211
				2024 Total	$117,049
(1) The total purchase price for the properties acquired during the six months ended June 30, 2024 includes $2.1 million of transaction costs.

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
The purchase prices of the above property acquisitions have been allocated as follows:

(amounts in thousands) Property Name	Land	Buildings and Improvements	Identified Intangible Assets(1)	Identified Intangible Liabilities(1)	Total Purchase Price
Heritage Square	$7,343	$24,643	$4,763	$(2,911)	$33,838
Ledgewood Commons	24,313	56,352	15,137	(12,591)	83,211
2024 Total	$31,656	$80,995	$19,900	$(15,502)	$117,049
(1) As of June 30, 2025, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2024 were 9.7 years and 17.5 years, respectively.

Dispositions
During the six months ended June 30, 2025, the Company disposed of two properties and one property parcel and received proceeds of $64.4 million, net of selling costs, resulting in a $49.5 million gain on sale of real estate.
On June 23, 2025, the Company completed the sale of MacDade Commons, located in Glenolden, PA, for a gross sales price of $18.0 million and recognized a gain on sale of real estate of $16.1 million. In connection with the sale, we entered into a forward Section 1031 Exchange agreement with third-party intermediaries which allows us to defer, for tax purposes, the gain on sale of the property until the earlier of the satisfaction of the Section 1031 Exchange requirements or 180 days after the date of disposition.
On June 9, 2025, the Company completed the sale of Kennedy Commons, located in North Bergen, NJ, for a gross sales price of $23.2 million and recognized a gain on sale of real estate of $20.4 million. In connection with the sale, we entered into a forward Section 1031 Exchange agreement with third-party intermediaries which allows us to defer, for tax purposes, the gain on sale of the property until the earlier of the satisfaction of the Section 1031 Exchange requirements or 180 days after the date of disposition.
On April 25, 2025, the Company completed the sale of a parcel of its Bergen Town Center East property, located in Paramus, NJ, for a gross sales price of $25 million and recognized a gain on sale of real estate of $12.9 million. The sale was structured as part of a reverse Section 1031 Exchange with the acquisition of The Village at Waugh Chapel which closed on October 29, 2024, allowing for the deferral of capital gains resulting from the sale for income tax purposes.
The total gain on sale of real estate of $49.5 million for the six months ended June 30, 2025 includes amounts related to properties disposed of in prior periods.
During the six months ended June 30, 2024, the Company disposed of two properties and received proceeds of $34.8 million, net of selling costs, resulting in a $15.3 million gain on sale of real estate.
On April 26, 2024, the Company completed the sale of its 127,000 sf industrial property located in Lodi, NJ for a gross sales price of $29.2 million and recognized a gain on sale of real estate of $13.1 million. The sale was structured as part of a reverse Section 1031 exchange with the acquisition of Heritage Square which closed on February 8, 2024, allowing for the deferral of capital gains resulting from the sale for income tax purposes.
On March 14, 2024, the Company completed the sale of its 95,000 sf property located in Hazlet, NJ for a gross sales price of $8.7 million and recognized a gain on sale of real estate of $1.5 million.
The total gain on sale of real estate of $15.3 million for the six months ended June 30, 2024 includes amounts related to properties disposed of in prior periods.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The Company’s identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $95.1 million and $171.4 million, respectively, as of June 30, 2025 and $109.8 million and $177.5 million, respectively, as of December 31, 2024.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $2.5 million and $5.0 million for the three and six months ended June 30, 2025, respectively, and $0.7 million and $2.1 million for the same periods in 2024.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $5.9 million and $13.9 million for the three and six months ended June 30, 2025, respectively, and $7.5 million and $14.4 million for the same periods in 2024.
The following table sets forth the estimated annual amortization income and expense related to acquired intangible assets and liabilities for the remainder of 2025 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2025(1)	$5,861	$(1,654)	$(10,149)
2026	11,342	(1,245)	(15,953)
2027	11,204	(1,014)	(13,181)
2028	11,044	(981)	(11,444)
2029	10,736	(922)	(9,906)
2030	10,457	(276)	(7,061)
(1) Remainder of 2025.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of June 30, 2025 and December 31, 2024.

(Amounts in thousands)	Maturity	Interest Rate at June 30, 2025	June 30, 2025	December 31, 2024
Mortgages secured by:
Variable rate
Plaza at Woodbridge(1)	6/8/2027	—%	$—	$50,905
Total variable rate debt			—	50,905
Fixed rate
West End Commons	12/10/2025	3.99%	23,470	23,717
Town Brook Commons	12/1/2026	3.78%	29,291	29,610
Rockaway River Commons	12/1/2026	3.78%	25,933	26,215
Hanover Commons	12/10/2026	4.03%	59,551	60,155
Tonnelle Commons	4/1/2027	4.18%	94,342	95,286
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	21,270	21,525
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	35,663	36,024
Yonkers Gateway Center	4/10/2029	6.30%	50,000	50,000
Ledgewood Commons	5/5/2029	6.03%	50,000	50,000
The Shops at Riverwood	6/24/2029	4.25%	20,769	20,958
Shops at Bruckner	7/1/2029	6.00%	37,100	37,350
Greenbrook Commons	9/1/2029	6.03%	31,000	31,000
Huntington Commons	12/5/2029	6.29%	43,704	43,704
Bergen Town Center	4/10/2030	6.30%	289,454	290,000
The Outlets at Montehiedra	6/1/2030	5.00%	72,507	73,551
Montclair(2)	8/15/2030	3.15%	7,250	7,250
Garfield Commons	12/1/2030	4.14%	38,513	38,886
The Village at Waugh Chapel(3)	12/1/2031	3.76%	55,427	55,071
Brick Commons	12/10/2031	5.20%	50,000	50,000
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	15,613	15,719
Shops at Caguas	8/1/2033	6.60%	80,760	81,504
Briarcliff Commons	10/1/2034	5.47%	30,000	30,000
Mount Kisco Commons(4)	11/15/2034	6.40%	10,017	10,390
Total fixed rate debt			1,526,634	1,532,915
Total mortgages payable			1,526,634	1,583,820
Total unamortized debt issuance costs			(12,397)	(14,067)
Total mortgages payable, net			$1,514,237	$1,569,753

(1)The Company paid off the loan prior to maturity on June 26, 2025.
(2)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.
(3)The mortgage payable balance includes unamortized debt mark-to-market discount of $4.6 million.
(4)The mortgage payable balance includes unamortized debt mark-to-market discount of $0.6 million.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.4 billion as of June 30, 2025. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of June 30, 2025, we were in compliance with all debt covenants.

As of June 30, 2025, the principal repayments of the Company’s total outstanding debt for the remainder of 2025, the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2025(1)	$30,891
2026	126,997
2027	272,363
2028	225,168
2029	236,619
2030	378,147
Thereafter	346,449
(1) Remainder of 2025.

Revolving Credit Agreement
On January 15, 2015, we entered into a $500 million revolving credit agreement (the “Revolving Credit Agreement”) with certain financial institutions. On March 7, 2017, we amended and extended the Revolving Credit Agreement. The amendment increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021, with two six-month extension options. On July 29, 2019, we entered into a second amendment to the Revolving Credit Agreement to extend the maturity date to January 29, 2024, with two six-month extension options.
On June 3, 2020, we entered into a third amendment to the Revolving Credit Agreement which, among other things, modified certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter period annualized.
On August 9, 2022, we amended and restated the Revolving Credit Agreement, in order to, among other things, increase the credit facility size by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the amended and restated Revolving Credit Agreement are subject to interest at SOFR plus 1.03% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over SOFR and the facility fee are based on our current leverage ratio and are subject to change. The Revolving Credit Agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x.
The Company has obtained seven letters of credit issued under the Revolving Credit Agreement, aggregating $32.1 million. The letters of credit were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. The letters of credit issued under the Revolving Credit Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn as of June 30, 2025 and no separate liability has been recorded in association with them.
During the quarter, the Company repaid $35 million of the outstanding balance under the Revolving Credit Agreement and subsequently borrowed $50 million. The proceeds were used to pay off the mortgage secured by the Plaza at Woodbridge. As of June 30, 2025, $90 million was outstanding under the Revolving Credit Agreement which had an available remaining balance of $677.9 million, including undrawn letters of credit.
Financing costs associated with executing the Revolving Credit Agreement of $2.6 million and $3.4 million as of June 30, 2025 and December 31, 2024, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Mortgage on Plaza at Woodbridge
On June 26, 2025, the Company paid off the variable rate mortgage loan secured by the Plaza at Woodbridge which had an outstanding balance of $50.2 million and a maturity date of June 8, 2027. The loan was repaid using proceeds from the Company’s line of credit.

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

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately 1.3 years. As of June 30, 2025, the remaining exposure under the guarantee is $3.0 million. There was no separate liability recorded related to this guarantee.

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
For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the six months ended June 30, 2025 and 2024, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRSs, which are subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the six months ended June 30, 2025, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three and six months ended June 30, 2025, the Puerto Rico income tax expense was $0.6 million and $1.1 million, respectively, and $0.5 million and $1.2 million for the same periods in 2024. The REIT was not subject to any material state and local income tax expense or benefit for the three and six months ended June 30, 2025 and 2024. All amounts for the three and six months ended June 30, 2025 and 2024 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three and six months ended June 30, 2025 and 2024. The components of rental revenue for the three and six months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Rental Revenue
Fixed lease revenue	$85,396	$80,134	$170,658	$160,256
Variable lease revenue(1)	28,516	26,224	61,346	55,649
Total rental revenue	$113,912	$106,358	$232,004	$215,905
(1) Percentage rents for the three and six months ended June 30, 2025 were $0.2 million and $1.1 million, respectively, and $0.3 million and $1.3 million for the same periods in 2024.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of one interest rate cap and one interest rate swap. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Interest rate swap(1)	$—	$969	$—	$969

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Interest rate cap and swap(1)	$—	$1,642	$—	$1,642
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of June 30, 2025, the Company was a counterparty to one interest rate derivative agreement which has been designated as a cash flow hedge.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of June 30, 2025 and December 31, 2024:

(Amounts in thousands)	As of June 30, 2025
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Montclair interest rate swap	$969	$7,250	SOFR + 2.57%	7.02%	3.15%	8/15/2030

	As of December 31, 2024
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Plaza at Woodbridge interest rate cap	$391	$50,905	SOFR + 2.26%	6.70%	5.26%	7/1/2025
Montclair interest rate swap	1,251	7,250	SOFR + 2.57%	7.10%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025 and 2024:

	Unrealized (Loss) Gain Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Hedged Instrument	2025	2024	2025	2024
Plaza at Woodbridge interest rate cap(1)	$(83)	$(40)	$(105)	$149
Montclair interest rate swap	(115)	(13)	(281)	91
Total	$(198)	$(53)	$(386)	$240
(1) The instrument has expired and the corresponding loan was repaid on June 26, 2025.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2025 and December 31, 2024.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents, mortgages payable and borrowings under the unsecured credit facility. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable and borrowings under the unsecured credit facility are calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable and borrowings under the unsecured credit facility are classified as Level 3. The table below summarizes the carrying amounts and fair value of our Level 3 financial instruments as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025		As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,526,634	$1,438,339	$1,583,820	$1,464,996
Unsecured credit facility	90,000	87,652	50,000	48,333
(1) Carrying amounts exclude unamortized debt issuance costs of $12.4 million and $14.1 million as of June 30, 2025 and December 31, 2024, respectively.

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
No impairment charges were recognized during the three and six months ended June 30, 2025 or 2024.

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

Redevelopment and Anchor Repositioning
The Company has 20 active development, redevelopment or anchor repositioning projects with total estimated costs of $141.8 million, of which $76.6 million remains to be funded as of June 30, 2025. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million and $1.3 million on our consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
During the quarter ended June 30, 2025, the Company resolved its active bankruptcy matters with Big Lots, Vitamin Shoppe, Party City, and Sticky’s Finger Joint. Our remaining leases with Big Lots and Party City were assumed by other operators, Vitamin Shoppe was acquired by third-parties and continues to operate and our lease with Sticky’s Finger Joint was rejected in May 2025. On June 16, 2025, At Home filed for Chapter 11 bankruptcy protection. At Home has two leases with the Company comprising 186,000 sf that generate $2.5 million in annual rental revenue. Given this recent bankruptcy filing, it is uncertain whether the At Home stores will continue to operate, close permanently, or whether they will be sold to other operators as part of the bankruptcy proceedings.

Letters of Credit
As of June 30, 2025, the Company had seven letters of credit issued under the Revolving Credit Agreement aggregating $32.1 million. These letters were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. If a lender or other entity were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the holder of the letter or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the Revolving Credit Agreement. As of June 30, 2025, the letters remain undrawn and there is no separate liability recorded in connection with their issuance.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2025	December 31, 2024
Deferred tax asset, net	$23,719	$24,827
Other assets	14,884	15,811
Deferred financing costs, net of accumulated amortization of $11,396 and $10,571, respectively	2,622	3,447
Finance lease right-of-use asset	2,724	2,724
Real estate held for sale	—	10,286
Prepaid expenses:
Real estate taxes	6,443	10,905
Insurance	5,778	1,097
Licenses/fees	2,145	1,457
Total prepaid expenses and other assets	$58,315	$70,554

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	June 30, 2025	December 31, 2024
Deferred tenant revenue	$24,546	$26,878
Accrued capital expenditures and leasing costs	26,171	17,557
Accrued interest payable	6,023	6,286
Security deposits	6,212	5,877
Other liabilities and accrued expenses	11,140	16,018
Finance lease liability	3,047	3,040
Accrued payroll expenses	8,771	14,326
Total accounts payable, accrued expenses and other liabilities	$85,910	$89,982

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Interest expense	$18,324	$20,858	$36,952	$40,416
Amortization of deferred financing costs	1,213	1,038	2,340	2,057
Total interest and debt expense	$19,537	$21,896	$39,292	$42,473

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
During the six months ended June 30, 2025, the Company did not issue any common shares under the ATM Program, however, we incurred $0.3 million of offering expenses related to fees for potential issuance. As of June 30, 2025, there was approximately $117.2 million of offering capacity remaining under the ATM Program.
During the six months ended June 30, 2024, the Company issued 2,690,298 common shares at a weighted average gross price of $17.85 per share under the ATM Program, generating net cash proceeds of $47.4 million. In addition, we incurred $1.5 million of offering expenses related to the issuance of these common shares. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the six months ended June 30, 2025 and 2024, no shares were repurchased by the Company. As of June 30, 2025, there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of June 30, 2025, Urban Edge owned approximately 95.0% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended June 30, 2025 and 2024, the Company declared distributions on common shares and OP Units of $0.19 and $0.17 per share/unit, respectively. During the six months ended June 30, 2025 and 2024, the Company declared distributions on common shares and OP Units of $0.38 and $0.34 per share/unit, respectively.

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
The total of the OP Units and LTIP Units represents a 5.0% and 4.9% weighted-average interest in the Operating Partnership for the three and six months ended June 30, 2025, respectively. Holders of outstanding vested LTIP Units may, from and after two years from the date of issuance, redeem their LTIP Units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP Units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses on our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Share-based compensation expense components:
Time-based LTIP expense(1)	$2,416	$1,363	$3,951	$2,549
Performance-based LTIP expense(2)	963	836	2,084	1,834
Restricted share expense	175	214	196	421
Deferred share unit (“DSU”) expense	12	29	42	59
Total Share-based compensation expense	$3,566	$2,442	$6,273	$4,863
(1) Expense for the three and six months ended June 30, 2025 includes the 2025, 2024, 2023, 2022, and 2021 LTI Plans.
(2) Expense for the three and six months ended June 30, 2025 includes the 2025, 2024, 2023, 2022, 2021, and 2020 LTI Plans.

Equity award activity during the six months ended June 30, 2025 included: (i) 739,179 LTIP Units vested, (ii) 642,387 LTIP Units granted, (iii) 247,874 LTIP Units earned upon completion of the 2022 LTI Plan, (iv) 43,378 restricted shares granted, (v) 40,803 restricted shares vested, (vi) 36,533 LTIP Units forfeited, and (vii) 35,352 restricted shares forfeited.

2025 Long-Term Incentive Plan
On January 31, 2025, the Company established the 2025 Long-Term Incentive Plan (“2025 LTI Plan”) under the 2024 Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP Units that, with respect to one half of the program, vest based solely on the passage of time. With respect to the other half of the program, the awards are earned and vest if certain relative and absolute total shareholder return (“TSR”) and/or funds from operations (“FFO”) and same-property net operating income (“SP NOI”) growth targets are achieved by the Company over a three-year performance period. As part of the 2025 LTI Plan, participants other than our named executive officers may receive restricted stock awards or LITP unit awards subject to a three-year vesting period. The total grant date fair value under the 2025 LTI Plan was $9.1 million, comprising both performance-based and time-based awards as described further below:

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

Time-based awards
The time-based awards granted under the 2025 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of June 30, 2025, the Company granted time-based awards under the 2025 LTI Plan that represent 243,842 LTIP Units with a grant date fair value of $4.6 million.

Restricted stock awards
The restricted stock awards granted under the 2025 LTI Plan for participants other than our named executive officers vest ratably over three years. As of June 30, 2025, the Company granted restricted stock awards under the 2025 LTI Plan that represent 36,602 restricted units with a grant date fair value of $0.7 million.

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
The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders	$57,978	$30,759	$66,176	$33,362
Less: earnings allocated to unvested participating securities	(36)	(29)	(42)	(31)
Net income available for common shareholders - basic	$57,942	$30,730	$66,134	$33,331
Impact of assumed conversions:
OP and LTIP Units	21	10	53	—
Net income available for common shareholders - dilutive	$57,963	$30,740	$66,187	$33,331

Denominator:
Weighted average common shares outstanding - basic	125,688	118,859	125,601	118,466
Effect of dilutive securities(1):
Stock options using the treasury stock method	—	—	84	—
Restricted share awards	78	112	95	109
Weighted average common shares outstanding - diluted	125,766	118,971	125,780	118,575

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.46	$0.26	$0.53	$0.28
Earnings per common share - Diluted	$0.46	$0.26	$0.53	$0.28
(1) For the three and six months ended June 30, 2025, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except per unit amounts)	2025	2024	2025	2024
Numerator:
Net income attributable to unitholders	$61,036	$32,498	$69,666	$35,219
Less: net income attributable to participating securities	(319)	(29)	(678)	(31)
Net income available for unitholders	$60,717	$32,469	$68,988	$35,188

Denominator:
Weighted average units outstanding - basic	130,474	123,572	130,297	123,109
Effect of dilutive securities issued by Urban Edge	149	112	179	109
Unvested LTIP Units(1)	—	201	—	—
Weighted average units outstanding - diluted	130,623	123,885	130,476	123,218

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.47	$0.26	$0.53	$0.29
Earnings per unit - Diluted	$0.46	$0.26	$0.53	$0.29
(1) For the three and six months ended June 30, 2025, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPU. Accordingly, the impact of such redemption has not been included in the determination of diluted EPU for these periods.

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
The following table provides the components of Property NOI related to our single reportable segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
REVENUE
Property rentals	$79,895	$77,259	$159,989	$154,577
Tenant expense reimbursements	31,419	28,204	66,154	58,488
Total property revenues	111,314	105,463	226,143	213,065
EXPENSES
Real estate taxes	17,028	17,923	33,868	35,374
Property operating	19,477	18,360	43,943	38,969
Lease expense	2,047	2,195	4,145	4,825
Total property operating expenses	38,552	38,478	81,956	79,168
Property net operating income	$72,762	$66,985	$144,187	$133,897
Reconciliation of Property NOI to income before income taxes
Depreciation and amortization	(32,602)	(39,679)	(69,797)	(78,253)
Interest and debt expense	(19,537)	(21,896)	(39,292)	(42,473)
General and administrative expense	(11,717)	(9,368)	(21,248)	(18,414)
(Loss) gain on extinguishment of debt	(175)	21,699	323	21,427
Interest income	446	402	852	824
Straight-line rents, amortization of above and below-market leases, and other	2,762	1,019	6,034	3,541
Gain on sale of real estate	49,462	13,447	49,462	15,349
Other income (expense)(1)	35	(46)	(84)	(225)
Income before income taxes	$61,436	$32,563	$70,437	$35,673
(1) Includes intercompany eliminations and other income and expenses related to corporate activities, including the captive insurance program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) macroeconomic conditions, including geopolitical conditions and instability, and international trade disputes, including any related tariffs, which may lead to rising inflation, and adverse impacts to supply chain, and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (ii) the economic, political and social impact of, and uncertainty relating to, epidemics and pandemics; (iii) the loss or bankruptcy of major tenants; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (v) the impact of e-commerce on our tenants’ business; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors; (ix) the Company’s ability to pay down, hedge, refinance, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (collectively, our Corporate Responsibility or “CR”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting CR metrics and meeting CR goals and targets, and the impact of governmental regulation on our CR efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”), including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of June 30, 2025, Urban Edge owned approximately 95.0% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of June 30, 2025, our portfolio consisted of 68 shopping centers, two outlet centers and two malls totaling approximately 17.1 million square feet of gross leasable area with a consolidated occupancy of 89.9%.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 contains a description of our critical accounting estimates, including valuing acquired assets and liabilities and impairments. For the six months ended June 30, 2025, there were no material changes to these estimates.

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
We continue to monitor the impacts of inflation on our operations. Although inflationary pressures have begun to abate, inflation may increase again in the future. In 2024, the Federal Reserve cut rates driven in part by positive economic reports and a decrease in inflation levels. However, interest rates still remain at elevated levels compared to the years preceding 2021, and could remain at this level in the near-term and long-term. We occasionally utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of June 30, 2025, all of our outstanding mortgage debt is fixed rate or hedged with interest rate derivative agreements. Our only variable rate exposure is related to our line of credit, which has an outstanding balance of $90 million as of June 30, 2025 and is indexed to SOFR, plus an applicable margin per the Revolving Credit Agreement. As of June 30, 2025, we were counterparty to one interest rate swap agreement, which qualifies for, and is designated as, a hedging instrument. We are actively managing our business to respond to the economic and social impacts from events and circumstances such as those described above. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$60,793	$32,024	$69,175	$34,469
FFO applicable to diluted common shareholders(1)	43,779	58,397	89,237	97,447
NOI(1)	73,031	66,702	144,603	133,394
Same-property NOI(1)	61,271	57,941	120,051	114,668
(1) Refer to pages 35-36 for a reconciliation to the most directly comparable generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
Net income for the three months ended June 30, 2025 was $60.8 million, compared to net income of $32.0 million for the three months ended June 30, 2024. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended June 30, 2025 as compared to the same period in 2024:

	Three Months Ended June 30,
(Amounts in thousands)	2025	2024	$ Change
Total revenue	$114,084	$106,546	$7,538
Depreciation and amortization	32,602	39,679	(7,077)
Real estate taxes	16,582	17,472	(890)
Property operating expenses	17,531	18,260	(729)
General and administrative expenses	11,717	9,368	2,349
Gain on sale of real estate	49,462	13,447	36,015
Interest and debt expense	19,537	21,896	(2,359)
(Loss) gain on extinguishment of debt	(175)	21,699	(21,874)
Total revenue increased by $7.5 million to $114.1 million in the second quarter of 2025 from $106.5 million in the second quarter of 2024. The increase is primarily attributable to:
•$5.8 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases;
•$1.3 million increase in non-cash revenues driven by accelerated amortization of above-market lease intangibles in the second quarter of 2024; and
•$0.9 million increase as a result of property acquisitions net of dispositions since the second quarter of 2024; offset by
•$0.4 million increase in rental revenue deemed uncollectible; and
•$0.1 million decrease in percentage rent primarily due to timing of recognition as compared to the second quarter of 2024.
Depreciation and amortization decreased by $7.1 million to $32.6 million in the second quarter of 2025 from $39.7 million in the second quarter of 2024. The decrease is primarily attributable to:
•$7.7 million decrease primarily related to accelerated depreciation in the second quarter of 2024 on buildings taken out of service for redevelopment; offset by
•$0.6 million increase as a result of property acquisitions net of dispositions since the second quarter of 2024.
Real estate tax expense decreased by $0.9 million to $16.6 million in the second quarter of 2025 from $17.5 million in the second quarter of 2024. The decrease is primarily attributable to:
•$0.5 million decrease as a result of successful tax appeals and lower assessments; and
•$0.4 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects since the second quarter of 2024, offset by project completions.
Property operating expenses decreased by $0.7 million to $17.5 million in the second quarter of 2025 from $18.3 million in the second quarter of 2024. The decrease is primarily attributable to
•$0.4 million lower expenses incurred for insurance premiums, partially offset by higher snow removal and common area maintenance as compared to the second quarter of 2024; and

•$0.3 million decrease as a result of property dispositions, net of acquisitions since the second quarter of 2024.
General and administrative expenses increased by $2.3 million to $11.7 million in the second quarter of 2025 from $9.4 million in the second quarter of 2024. The increase is primarily attributable to severance expenses incurred in the second quarter of 2025.
We recognized a gain on sale of real estate of $49.5 million in the second quarter of 2025 primarily related to the sale of two non-core properties and one property parcel. We recognized a gain on sale of real estate of $13.4 million in the second quarter of 2024 primarily related to the sale of a property located in Lodi, NJ.
Interest and debt expense decreased by $2.4 million to $19.5 million in the second quarter of 2025 from $21.9 million in the second quarter of 2024. The decrease is primarily attributable to:
•$2.0 million decrease due to a lower average balance and lower interest rate on our line of credit;
•$1.4 million decrease in interest expense due to the mortgage debt forgiven in connection with the foreclosure of Kingswood Center; and
•$0.3 million increase in capitalized interest expense due to the commencement of development, redevelopment, and anchor repositioning projects, offset by project completions; offset by
•$0.9 million increase as a result of new financings and refinancings since the second quarter of 2024, net of loan repayments; and
•$0.4 million increase in amortization of deferred financing costs.
In the second quarter of 2025, we recognized a $0.2 million loss on extinguishment of debt related to the prepayment of the mortgage loan secured by the Plaza at Woodbridge. In the second quarter of 2024, we recognized a $21.7 million gain on extinguishment of debt as a result of the foreclosure settlement of Kingswood Center.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Net income for the six months ended June 30, 2025 was $69.2 million, compared to net income of $34.5 million for the six months ended June 30, 2024. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the six months ended June 30, 2025 as compared to the same period in 2024:

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024	$ Change
Total revenue	$232,249	$216,172	$16,077
Depreciation and amortization	69,797	78,253	(8,456)
Real estate taxes	32,940	34,475	(1,535)
Property operating expenses	40,263	38,766	1,497
General and administrative expenses	21,248	18,414	2,834
Gain on sale of real estate	49,462	15,349	34,113
Interest and debt expense	39,292	42,473	(3,181)
Gain on extinguishment of debt	323	21,427	(21,104)
Total revenue increased by $16.1 million to $232.2 million in the six months ended June 30, 2025 from $216.2 million in the six months ended June 30, 2024. The increase is primarily attributable to:
•$11.6 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases;
•$4.5 million increase as a result of property acquisitions, net of dispositions; and
•$1.5 million increase in non-cash revenues driven by accelerated amortization of above-market lease intangibles in the first six months of 2024; offset by
•$1.5 million increase in rental revenue deemed uncollectible.
Depreciation and amortization decreased by $8.5 million to $69.8 million in the six months ended June 30, 2025 from $78.3 million in the six months ended June 30, 2024. The decrease is primarily attributable to:
•$11.7 million decrease primarily related to accelerated depreciation in the first six months of 2024 on buildings taken out of service for redevelopment; offset by
•$3.2 million increase as a result of property acquisitions net of dispositions since the second quarter of 2024.
Real estate taxes decreased by $1.5 million to $32.9 million in the six months ended June 30, 2025 from $34.5 million in the six months ended June 30, 2024. The decrease is primarily attributable to:

•$1.3 million decrease as a result of successful tax appeals and lower assessments; and
•$0.6 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects since the second quarter of 2024, offset by project completions; offset by
•$0.4 million increase as a result of property acquisitions net of dispositions since the second quarter of 2024.
Property operating expenses increased by $1.5 million to $40.3 million in the six months ended June 30, 2025 from $38.8 million in the six months ended June 30, 2024. The increase is primarily attributable to:
•$0.9 million higher expenses incurred for common area maintenance across the portfolio, partially offset by lower insurance expense as compared to the first six months of 2024; and
•$0.6 million increase as a result of property acquisitions net of dispositions since the second quarter of 2024.
General and administrative expenses increased by $2.8 million to $21.2 million in the six months ended June 30, 2025 from $18.4 million in the six months ended June 30, 2024. The increase is primarily attributable to severance expenses incurred in the first six months of 2025.
We recognized a $49.5 million gain on sale of real estate during the six months ended June 30, 2025 primarily related to the sale of two non-core properties and one property parcel. In the six months ended June 30, 2024, we recognized a gain on sale of real estate of $15.3 million related to the sale of two properties.
Interest and debt expense decreased by $3.2 million to $39.3 million in the six months ended June 30, 2025 from $42.5 million in the six months ended June 30, 2024. The decrease is primarily attributable to:
•$3.8 million decrease due to a lower average balance and lower interest rate on our line of credit;
•$2.8 million decrease in interest expense due to the mortgage debt forgiven in connection with the foreclosure of Kingswood Center; and
•$0.5 million increase in capitalized interest expense due to the commencement of development, redevelopment, and anchor repositioning projects, offset by project completions; offset by
•$3.3 million increase as a result of new financings and refinancings since the second quarter of 2024, net of loan repayments; and
•$0.6 million increase in amortization of deferred financing costs.
We recognized a $0.5 million gain on extinguishment of debt for the six months ended June 30, 2025 attributable to the return of escrow funds related to the Kingswood Center foreclosure, partially offset by a $0.2 million loss on extinguishment of debt related to the prepayment of the mortgage loan secured by the Plaza at Woodbridge. During the six months ended June 30, 2024, we recognized a $21.7 million gain on extinguishment of debt attributable to the foreclosure settlement of Kingswood Center, partially offset by a $0.3 million loss on extinguishment of debt as a result of the prepayment of three variable rate mortgage loans in January 2024.

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

Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 64 and 63 properties for the three and six months ended June 30, 2025 and 2024, respectively. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process, and results of our captive insurance program during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.
Same-property NOI increased by $3.3 million, or 5.7% for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 and increased by $5.4 million, or 4.7%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024. Same-property NOI, including properties in redevelopment, increased by $4.7 million, or 7.4%, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 and increased by $7.0 million, or 5.6%, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
The following table reconciles net income to NOI, same-property NOI, and same-property NOI including properties in redevelopment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$60,793	$32,024	$69,175	$34,469
Other expense	455	22	922	247
Depreciation and amortization	32,602	39,679	69,797	78,253
General and administrative expense	11,717	9,368	21,248	18,414
Gain on sale of real estate	(49,462)	(13,447)	(49,462)	(15,349)
Interest income	(667)	(661)	(1,274)	(1,349)
Interest and debt expense	19,537	21,896	39,292	42,473
(Loss) gain on extinguishment of debt	175	(21,699)	(323)	(21,427)
Income tax expense	643	539	1,262	1,204
Non-cash revenue and expenses	(2,762)	(1,019)	(6,034)	(3,541)
NOI	73,031	66,702	144,603	133,394
Adjustments:
Tenant bankruptcy settlement income and lease termination income	(8)	—	(69)	(47)
Sunrise Mall net operating loss	340	472	635	994
Non-same property NOI and other(1)	(12,092)	(9,233)	(25,118)	(19,673)
Same-property NOI	$61,271	$57,941	$120,051	$114,668
NOI related to properties being redeveloped	6,578	5,248	12,727	11,061
Same-property NOI including properties in redevelopment	$67,849	$63,189	$132,778	$125,729
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process in the periods being compared, and results of the Company’s captive insurance program.

Funds From Operations
FFO applicable to diluted common shareholders was $43.8 million for the three months ended June 30, 2025 compared to $58.4 million for the three months ended June 30, 2024, and $89.2 million for the six months ended June 30, 2025 compared to $97.4 million for the six months ended June 30, 2024.
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

The following table reflects the reconciliation of net income to FFO for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$60,793	$32,024	$69,175	$34,469
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(3,058)	(1,739)	(3,490)	(1,857)
Consolidated subsidiaries	243	474	491	750
Net income attributable to common shareholders	57,978	30,759	66,176	33,362
Adjustments:
Rental property depreciation and amortization	32,205	39,346	69,033	77,577
Limited partnership interests in operating partnership(1)	3,058	1,739	3,490	1,857
Gain on sale of real estate	(49,462)	(13,447)	(49,462)	(15,349)
FFO applicable to diluted common shareholders	$43,779	$58,397	$89,237	$97,447
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares, which have been included for purposes of calculating earnings per diluted share for the periods presented because they are dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.19 per common share and OP Unit for the first and second quarters of 2025, or an annual rate of $0.76. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
We have an $800 million revolving credit agreement (the “Revolving Credit Agreement”) which has a maturity date of February 9, 2027 and includes two six-month extension options. The Company has obtained seven letters of credit issued under the Revolving Credit Agreement, aggregating $32.1 million, and provided them to mortgage lenders and other entities to secure its obligations in relation to certain reserves and capital requirements. The letters of credit issued under the Revolving Credit Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn and no separate liability has been recorded in association with them. As of June 30, 2025 there was approximately $90 million drawn under the Revolving Credit Agreement and an available remaining balance of $677.9 million under the facility, including undrawn letters of credit. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Revolving Credit Agreement.
In August 2022, in connection with the launch of the ATM Program, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). During the six months ended June 30, 2025, the Company did not issue any common shares under the ATM Program. During the six months ended June 30, 2024, the Company issued 2,690,298 common shares at a weighted average gross price of $17.85 per share under the ATM Program, generating cash proceeds of $47.4 million, net of commissions paid to distribution agents. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. We have approximately $23.5 million of debt maturing within the next 12 months related to a mortgage loan encumbering one of our properties and are actively exploring our options to repay or refinance the loan.
At June 30, 2025, we had cash and cash equivalents, including restricted cash, of $118.2 million and approximately $677.9 million available under the Revolving Credit Agreement. The available balance under the Revolving Credit Agreement and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $118.2 million at June 30, 2025, compared to $90.6 million at December 31, 2024 and $101.2 million at June 30, 2024, an increase of $27.6 million and $17.0 million, respectively. Our cash flow activities are summarized as follows:

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$76,039	$64,158	$11,881
Net cash provided by (used in) investing activities	19,810	(121,930)	141,740
Net cash used in financing activities	(68,288)	(15,270)	(53,018)

Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $76.0 million for the six months ended June 30, 2025 increased by $11.9 million from $64.2 million for the six months ended June 30, 2024. The increase is due to higher rental revenue for tenant rent commencements and the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash flow provided by or used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash provided by investing activities of $19.8 million for the six months ended June 30, 2025 increased by $141.7 million from cash used in investing activities of $121.9 million for the six months ended June 30, 2024. The increase is primarily due to:
•$115.5 million of cash used for the acquisition of real estate in the first six months of 2024; and
•$29.2 million increase in cash provided by the sale of real estate driven by dispositions in the second quarter of 2025; offset by
•$3.0 million increase in cash used for real estate development and capital improvements.
The Company had 20 active development, redevelopment or anchor repositioning projects with total estimated costs of $141.8 million, of which $65.2 million had been incurred and $76.6 million remained to be funded as of June 30, 2025.
The following summarizes capital expenditures presented on a cash basis for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
(Amounts in thousands)	2025	2024
Capital expenditures:
Development and redevelopment costs	$26,724	$26,604
Capital improvements	13,997	10,806
Tenant improvements and allowances	3,822	3,254
Total capital expenditures	$44,543	$40,664

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $68.3 million for the six months ended June 30, 2025 increased by $53.0 million from cash used in financing activities of $15.3 million for the six months ended June 30, 2024. The increase is primarily due to:
•$37.3 million decrease in proceeds from the issuance of common shares;
•$9.1 million decrease in mortgage proceeds and credit facility borrowings, net of debt repayments;
•$7.9 million increase in distributions to shareholders and unitholders of the Operating Partnership; and
•$0.7 million decrease in cash contributed by noncontrolling interests; offset by
•$2.0 million decrease in debt issuance costs driven by the financing and refinancing of multiple properties in the first six months of 2024.

Contractual Obligations
We have contractual obligations related to our mortgage loans and line of credit that are both fixed and variable. As of June 30, 2025, our only variable rate exposure was related to our line of credit that bears interest at a floating rate based on SOFR plus an applicable margin of 1.03%. Further information on our mortgage loans and line of credit can be found in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

Supplemental U.S. Federal Income Tax Considerations
The following discussion supplements and updates the disclosures under the heading “Certain United States Federal Income Tax Considerations” in the prospectus dated August 15, 2022, contained in our Registration Statement on Form S-3 (File No. 333-266885) filed with the SEC on August 15, 2022 (the “S-3 Tax Disclosure”) and as supplemented by the disclosures under the heading “Supplemental U.S. Federal Income Tax Considerations” on the Form 10-K filed with the SEC on February 12, 2025 (together with the S-3 Tax Disclosure, the “Existing Tax Disclosure”). Capitalized terms herein that are not otherwise defined shall have the same meaning as when used in the Existing Tax Disclosure.
On July 4, 2025, H.R. 1, informally known as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB makes major changes to the Code, including some provisions of the Code that affect the taxation of REITs and their investors. In particular,
•For taxable years beginning on or after January 1, 2026, the OBBB relaxed the REIT asset test requirement with respect to taxable REIT subsidiaries, providing that not more than 25% (relaxed from 20%) of the gross value of a REIT’s assets may be represented by securities of one or more taxable REIT subsidiaries.
•The OBBB permanently extended the Code Section 199A pass-through qualified business income deduction, generally allowing certain individuals, trusts and estates to deduct 20% of the aggregate amount of qualified REIT dividends (i.e., REIT dividends other than capital gain dividends and portions of REIT dividends designated as qualified dividend income) distributed by a REIT. This deduction was due to expire for tax years beginning after December 31, 2025.
To the extent the information set forth in the Existing Tax Disclosure is inconsistent with this supplemental information, this supplemental information supersedes the information in the Existing Tax Disclosure. This supplemental information is provided on the same basis and subject to the same qualifications as are set forth in the S-3 Tax Disclosure prior to the section of the S-3 Tax Disclosure entitled “Classification and Taxation of Urban Edge Properties as a REIT,” as if those qualifications were set forth in this Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of June 30, 2025, our variable rate debt outstanding had rates indexed to SOFR.

	2025					2024
(Amounts in thousands)	June 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate debt	$90,000		5.45%	$900		$100,905		5.36%
Fixed rate debt	1,526,634		5.02%	—	(2)	1,532,915		5.02%
	$1,616,634	(1)		$900		$1,633,820	(1)
(1) Excludes unamortized debt issuance costs of $12.4 million and $14.1 million as of June 30, 2025 and December 31, 2024, respectively. Debt issuance costs related to our unsecured credit facility are included within prepaid expenses and other assets on the consolidated balance sheets.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $15.3 million based on outstanding balances as of June 30, 2025.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of June 30, 2025, the Company was a counterparty to one interest rate derivative agreement which has been designated as a cash flow hedge. The derivative instrument is assessed quarterly and as of June 30, 2025, meets the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2025, the estimated fair value of our consolidated debt was $1.5 billion.

Other Market Risks
As of June 30, 2025, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at June 30, 2025 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of June 30, 2025, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
April 1, 2025 - April 30, 2025	—	$—	—	$145,900,000
May 1, 2025 - May 31, 2025	—	—	—	$145,900,000
June 1, 2025 - June 30, 2025	—	—	—	$145,900,000
Total	—	$—	—
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

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended June 30, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: July 30, 2025

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: July 30, 2025