Form 10-Q
period 2025-09-30
Urban Edge Properties; Urban Edge Properties LP
filed 2025-10-29
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
As of October 24, 2025, Urban Edge Properties had 125,853,674 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2025

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2025 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of September 30, 2025, UE owned an approximate 94.9% interest in UELP. The remaining approximate 5.1% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land	$647,633	$660,198
Buildings and improvements	2,822,238	2,791,728
Construction in progress	300,372	289,057
Furniture, fixtures and equipment	12,906	11,296
Total	3,783,149	3,752,279
Accumulated depreciation and amortization	(923,769)	(886,886)
Real estate, net	2,859,380	2,865,393
Operating lease right-of-use assets	60,486	65,491
Cash and cash equivalents	77,796	41,373
Restricted cash	66,998	49,267
Tenant and other receivables	24,226	20,672
Receivable arising from the straight-lining of rents	62,933	61,164
Identified intangible assets, net of accumulated amortization of $66,760 and $65,027, respectively	87,280	109,827
Deferred leasing costs, net of accumulated amortization of $21,871 and $22,488, respectively	30,977	27,799
Prepaid expenses and other assets	57,985	70,554
Total assets	$3,328,061	$3,311,540

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,632,163	$1,569,753
Unsecured credit facility	—	50,000
Operating lease liabilities	57,822	62,585
Accounts payable, accrued expenses and other liabilities	88,789	89,982
Identified intangible liabilities, net of accumulated amortization of $57,487 and $50,275, respectively	163,686	177,496
Total liabilities	1,942,460	1,949,816
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 125,813,674 and 125,450,684 shares issued and outstanding, respectively	1,256	1,253
Additional paid-in capital	1,160,653	1,149,981
Accumulated other comprehensive (loss) income	(738)	177
Accumulated earnings	136,067	126,670
Noncontrolling interests:
Operating partnership	69,794	65,069
Consolidated subsidiaries	18,569	18,574
Total equity	1,385,601	1,361,724
Total liabilities and equity	$3,328,061	$3,311,540

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Rental revenue	$119,196	$112,262	$351,200	$328,167
Other income	930	165	1,175	432
Total revenue	120,126	112,427	352,375	328,599
EXPENSES
Depreciation and amortization	36,831	34,653	106,628	112,906
Real estate taxes	16,791	17,667	49,731	52,142
Property operating	18,070	18,422	58,333	57,188
General and administrative	8,976	9,415	30,224	27,829
Lease expense	3,320	3,433	9,981	9,676
Other expense	1,680	—	4,350	—
Total expenses	85,668	83,590	259,247	259,741
Gain on sale of real estate	233	—	49,695	15,349
Interest income	824	679	2,098	2,028
Interest and debt expense	(19,374)	(19,531)	(58,666)	(62,004)
Gain on extinguishment of debt	—	—	323	21,427
Income before income taxes	16,141	9,985	86,578	45,658
Income tax expense	(600)	(518)	(1,862)	(1,722)
Net income	15,541	9,467	84,716	43,936
Less net (income) loss attributable to NCI in:
Operating partnership	(836)	(550)	(4,326)	(2,407)
Consolidated subsidiaries	230	163	721	913
Net income attributable to common shareholders	$14,935	$9,080	$81,111	$42,442

Earnings per common share - Basic:	$0.12	$0.07	$0.65	$0.35
Earnings per common share - Diluted:	$0.12	$0.07	$0.64	$0.35
Weighted average shares outstanding - Basic	125,729	123,359	125,643	120,109
Weighted average shares outstanding - Diluted	125,803	123,471	125,869	120,222

Net income	$15,541	$9,467	$84,716	$43,936
Effective portion of change in fair value of derivatives	(578)	(763)	(964)	(523)
Comprehensive income	14,963	8,704	83,752	43,413
Less comprehensive loss attributable to NCI in:
Operating partnership	30	40	49	29
Less net (income) loss attributable to NCI in:
Operating partnership	(836)	(550)	(4,326)	(2,407)
Consolidated subsidiaries	230	163	721	913
Comprehensive income attributable to common shareholders	$14,387	$8,357	$80,196	$41,948

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2024	120,444,011	$1,203	$1,052,199	$689	$130,033	$66,092	$15,534	$1,265,750
Net income attributable to common shareholders	—	—	—	—	9,080	—	—	9,080
Net income (loss) attributable to NCI	—	—	—	—	—	550	(163)	387
Other comprehensive loss	—	—	—	(723)	—	(40)	—	(763)
Limited partnership interests:
Units redeemed for common shares	21,000	—	208	—	—	209	—	417
Reallocation of NCI	—	—	(1,056)	—	—	639	—	(417)
Common shares issued, net	4,406,336	44	83,593	—	(23)	—	—	83,614
Dividends to common shareholders ($0.17 per share)	—	—	—	—	(21,210)	—	—	(21,210)
Distributions to redeemable NCI ($0.17 per unit)	—	—	—	—	—	(1,053)	—	(1,053)
Share-based compensation expense	—	—	247	—	—	2,469	—	2,716
Issuance of LTIP Units	—	—	—	—	—	389	—	389
Balance, September 30, 2024	124,871,347	$1,247	$1,135,191	$(34)	$117,880	$69,255	$15,371	$1,338,910

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2025	125,791,099	$1,256	$1,159,588	$(190)	$145,043	$68,620	$18,287	$1,392,604
Net income attributable to common shareholders	—	—	—	—	14,935	—	—	14,935
Net income (loss) attributable to NCI	—	—	—	—	—	836	(230)	606
Other comprehensive loss	—	—	—	(548)	—	(30)	—	(578)
Limited partnership interests:
Units redeemed for common shares	21,418	—	227	—	—	227	—	454
Reallocation of NCI	—	—	1,459	—	—	(1,913)	—	(454)
Common shares issued, net	1,157	—	(401)	—	(25)	—	—	(426)
Dividends to common shareholders ($0.19 per share)	—	—	—	—	(23,886)	—	—	(23,886)
Distributions to redeemable NCI ($0.19 per unit)	—	—	—	—	—	(1,229)	—	(1,229)
Contributions from noncontrolling interests	—	—	—	—	—	—	512	512
Share-based compensation expense	—	—	185	—	—	2,541	—	2,726
Issuance of LTIP Units	—	—	(405)	—	—	742	—	337
Balance, September 30, 2025	125,813,674	$1,256	$1,160,653	$(738)	$136,067	$69,794	$18,569	$1,385,601

See notes to consolidated financial statements (unaudited).

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,175	$1,011,942	$460	$137,113	$55,355	$15,383	$1,221,428
Net income attributable to common shareholders	—	—	—	—	42,442	—	—	42,442
Net income (loss) attributable to NCI	—	—	—	—	—	2,407	(913)	1,494
Other comprehensive loss	—	—	—	(494)	—	(29)	—	(523)
Limited partnership interests:
Units redeemed for common shares	59,833	—	576	—	—	577	—	1,153
Reallocation of NCI	—	—	(7,637)	—	—	6,484	—	(1,153)
Common shares issued	7,169,975	72	129,778	—	(69)	—	—	129,781
Dividends to common shareholders ($0.51 per share)	—	—	—	—	(61,606)	—	—	(61,606)
Distributions to redeemable NCI ($0.51 per unit)	—	—	—	—	—	(3,389)	—	(3,389)
Contributions from NCI	—	—	—	—	—	—	901	901
Share-based compensation expense	—	—	727	—	—	6,852	—	7,579
Issuance of LTIP units	—	—	—	—	—	998	—	998
Share-based awards retained for taxes	(11,117)	—	(195)	—	—	—	—	(195)
Balance, September 30, 2024	124,871,347	$1,247	$1,135,191	$(34)	$117,880	$69,255	$15,371	$1,338,910

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2024	125,450,684	$1,253	$1,149,981	$177	$126,670	$65,069	$18,574	$1,361,724
Net income attributable to common shareholders	—	—	—	—	81,111	—	—	81,111
Net income (loss) attributable to NCI	—	—	—	—	—	4,326	(721)	3,605
Other comprehensive loss	—	—	—	(915)	—	(49)	—	(964)
Limited partnership interests:
Units redeemed for common shares	352,346	3	3,521	—	—	3,524	—	7,048
Reallocation of NCI	—	—	3,688	—	—	(10,736)	—	(7,048)
Common shares issued, net	22,410	—	5,132	—	(73)	—	—	5,059
Dividends to common shareholders ($0.57 per share)	—	—	—	—	(71,641)	—	—	(71,641)
Distributions to redeemable NCI ($0.57 per unit)	—	—	—	—	—	(4,122)	—	(4,122)
Contributions from NCI	—	—	—	—	—	—	716	716
Share-based compensation expense	—	—	423	—	—	8,576	—	8,999
Issuance of LTIP Units	—	—	(1,819)	—	—	3,206	—	1,387
Share-based awards retained for taxes	(11,766)	—	(273)	—	—	—	—	(273)
Balance, September 30, 2025	125,813,674	$1,256	$1,160,653	$(738)	$136,067	$69,794	$18,569	$1,385,601

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,716	$43,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,099	116,092
Gain on sale of real estate	(49,695)	(15,349)
Gain on extinguishment of debt	(323)	(21,427)
Amortization of above and below market leases, net	(12,173)	(4,926)
Noncash lease expense	5,005	5,407
Straight-lining of rent	(1,870)	(2,389)
Share-based compensation expense	8,999	7,579
Change in operating assets and liabilities:
Tenant and other receivables	(3,554)	(4,862)
Deferred leasing costs	(6,816)	(5,369)
Prepaid expenses and other assets	902	(4,906)
Lease liabilities	(4,765)	(5,267)
Accounts payable, accrued expenses and other liabilities	209	(7,781)
Net cash provided by operating activities	131,734	100,738
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(74,122)	(65,978)
Proceeds from sale of real estate	64,474	35,183
Acquisitions of real estate	(1,500)	(115,549)
Net cash used in investing activities	(11,148)	(146,344)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(186,526)	(322,041)
Dividends to common shareholders	(71,641)	(61,606)
Distributions to redeemable noncontrolling interests	(4,122)	(3,389)
Taxes withheld for vested restricted shares	(273)	(195)
Contributions from noncontrolling interests	716	901
Borrowings under unsecured credit facility	75,000	60,000
Proceeds from mortgage loan borrowings	123,600	161,000
Debt issuance costs	(2,776)	(3,449)
Proceeds related to the issuance of common shares, net	(410)	129,781
Net cash used in financing activities	(66,432)	(38,998)
Net increase (decrease) in cash and cash equivalents and restricted cash	54,154	(84,604)
Cash and cash equivalents and restricted cash at beginning of period	90,640	174,248
Cash and cash equivalents and restricted cash at end of period	$144,794	$89,644

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $9,160 and $7,701, respectively	$54,441	$62,668
Cash payments for income taxes	731	9,539
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	21,559	16,715
Write-off of fully depreciated assets	38,595	12,440
Issuance of LTIP Units	5,470	—
Transfer of assets held for sale included in prepaid expenses and other assets	—	46,511
Transfer of liabilities held for sale included in accounts payable, accrued expenses and other liabilities	—	(44,403)
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	—	47,518
Mortgage debt, net	—	68,613
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$41,373	$101,123
Restricted cash at beginning of period	49,267	73,125
Cash and cash equivalents and restricted cash at beginning of period	$90,640	$174,248

Cash and cash equivalents at end of period	$77,796	$67,915
Restricted cash at end of period	66,998	21,729
Cash and cash equivalents and restricted cash at end of period	$144,794	$89,644

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	September 30,	December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land	$647,633	$660,198
Buildings and improvements	2,822,238	2,791,728
Construction in progress	300,372	289,057
Furniture, fixtures and equipment	12,906	11,296
Total	3,783,149	3,752,279
Accumulated depreciation and amortization	(923,769)	(886,886)
Real estate, net	2,859,380	2,865,393
Operating lease right-of-use assets	60,486	65,491
Cash and cash equivalents	77,796	41,373
Restricted cash	66,998	49,267
Tenant and other receivables	24,226	20,672
Receivable arising from the straight-lining of rents	62,933	61,164
Identified intangible assets, net of accumulated amortization of $66,760 and $65,027, respectively	87,280	109,827
Deferred leasing costs, net of accumulated amortization of $21,871 and $22,488, respectively	30,977	27,799
Prepaid expenses and other assets	57,985	70,554
Total assets	$3,328,061	$3,311,540

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,632,163	$1,569,753
Unsecured credit facility	—	50,000
Operating lease liabilities	57,822	62,585
Accounts payable, accrued expenses and other liabilities	88,789	89,982
Identified intangible liabilities, net of accumulated amortization of $57,487 and $50,275, respectively	163,686	177,496
Total liabilities	1,942,460	1,949,816
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 125,813,674 and 125,450,684 units outstanding, respectively	1,161,909	1,151,234
Limited partners: 6,768,984 and 6,386,837 units outstanding, respectively	64,036	59,466
Accumulated other comprehensive (loss) income	(738)	177
Accumulated earnings	141,825	132,273
Total partners’ capital	1,367,032	1,343,150
Noncontrolling interest in consolidated subsidiaries	18,569	18,574
Total equity	1,385,601	1,361,724
Total liabilities and equity	$3,328,061	$3,311,540

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Rental revenue	$119,196	$112,262	$351,200	$328,167
Other income	930	165	1,175	432
Total revenue	120,126	112,427	352,375	328,599
EXPENSES
Depreciation and amortization	36,831	34,653	106,628	112,906
Real estate taxes	16,791	17,667	49,731	52,142
Property operating	18,070	18,422	58,333	57,188
General and administrative	8,976	9,415	30,224	27,829
Lease expense	3,320	3,433	9,981	9,676
Other expense	1,680	—	4,350	—
Total expenses	85,668	83,590	259,247	259,741
Gain on sale of real estate	233	—	49,695	15,349
Interest income	824	679	2,098	2,028
Interest and debt expense	(19,374)	(19,531)	(58,666)	(62,004)
Gain on extinguishment of debt	—	—	323	21,427
Income before income taxes	16,141	9,985	86,578	45,658
Income tax expense	(600)	(518)	(1,862)	(1,722)
Net income	15,541	9,467	84,716	43,936
Less net loss attributable to NCI in consolidated subsidiaries	230	163	721	913
Net income attributable to unitholders	$15,771	$9,630	$85,437	$44,849

Earnings per unit - Basic:	$0.12	$0.07	$0.65	$0.35
Earnings per unit - Diluted:	$0.12	$0.07	$0.65	$0.35
Weighted average units outstanding - Basic	130,591	128,074	130,396	124,776
Weighted average units outstanding - Diluted	130,665	128,186	130,621	124,889

Net income	$15,541	$9,467	$84,716	$43,936
Effective portion of change in fair value of derivatives	(578)	(763)	(964)	(523)
Comprehensive income	14,963	8,704	83,752	43,413
Less net loss attributable to NCI in consolidated subsidiaries	230	163	721	913
Comprehensive income attributable to unitholders	$15,193	$8,867	$84,473	$44,326

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2024	120,444,011	$1,053,402	6,722,628	$60,516	$689	$135,609	$15,534	$1,265,750
Net income attributable to unitholders	—	—	—	—	—	9,630	—	9,630
Net loss attributable to NCI	—	—	—	—	—	—	(163)	(163)
Other comprehensive loss	—	—	—	—	(723)	(40)	—	(763)
Common units issued as a result of common shares issued by Urban Edge	4,406,336	83,637	193,156	—	—	(23)	—	83,614
Equity redemption of OP units	21,000	208	(21,000)	209	—	—	—	417
Reallocation of NCI	—	(1,056)	—	639	—	—	—	(417)
Distributions to Partners ($0.17 per unit)	—	—	—	—	—	(22,263)	—	(22,263)
Share-based compensation expense	—	247	—	2,469	—	—	—	2,716
Issuance of LTIP Units	—	—	—	389	—	—	—	389
Balance, September 30, 2024	124,871,347	$1,136,438	6,894,784	$64,222	$(34)	$122,913	$15,371	$1,338,910
(1) Limited partners have a 5.2% common limited partnership interest in the Operating Partnership as of September 30, 2024 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2025	125,791,099	$1,160,844	6,610,906	$62,439	$(190)	$151,224	$18,287	$1,392,604
Net income attributable to unitholders	—	—	—	—	—	15,771	—	15,771
Net loss attributable to NCI	—	—	—	—	—	—	(230)	(230)
Other comprehensive loss	—	—	—	—	(548)	(30)	—	(578)
Common units issued as a result of common shares issued by Urban Edge, net	1,157	(401)	179,496	—	—	(25)	—	(426)
Equity redemption of OP Units	21,418	227	(21,418)	227	—	—	—	454
Reallocation of noncontrolling interests	—	1,459	—	(1,913)	—	—	—	(454)
Distributions to Partners ($0.19 per unit)	—	—	—	—	—	(25,115)	—	(25,115)
Contributions from noncontrolling interests	—	—	—	—	—	—	512	512
Share-based compensation expense	—	185	—	2,541	—	—	—	2,726
Issuance of LTIP Units	—	(405)	—	742	—	—	—	337
Balance, September 30, 2025	125,813,674	$1,161,909	6,768,984	$64,036	$(738)	$141,825	$18,569	$1,385,601
(2) Limited partners have a 5.1% common limited partnership interest in the Operating Partnership as of September 30, 2025 in the form of OP Units and LTIP Units.

See notes to consolidated financial statements (unaudited).

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2023	117,652,656	$1,013,117	5,659,781	$49,311	$460	$143,157	$15,383	$1,221,428
Net income attributable to unitholders	—	—	—	—	—	44,849	—	44,849
Net loss attributable to NCI	—	—	—	—	—	—	(913)	(913)
Other comprehensive loss	—	—	—	—	(494)	(29)	—	(523)
Common units issued as a result of common shares issued by Urban Edge	7,169,975	129,850	1,294,836	—	—	(69)	—	129,781
Equity redemption of OP Units	59,833	576	(59,833)	577	—	—	—	1,153
Reallocation of NCI	—	(7,637)	—	6,484	—	—	—	(1,153)
Distributions to Partners ($0.51 per unit)	—	—	—	—	—	(64,995)	—	(64,995)
Contributions from NCI	—	—	—	—	—	—	901	901
Share-based compensation expense	—	727	—	6,852	—	—	—	7,579
Issuance of LTIP Units	—	—	—	998	—	—	—	998
Share-based awards retained for taxes	(11,117)	(195)	—	—	—	—	—	(195)
Balance, September 30, 2024	124,871,347	$1,136,438	6,894,784	$64,222	$(34)	$122,913	$15,371	$1,338,910
(1) Limited partners have a 5.2% common limited partnership interest in the Operating Partnership as of September 30, 2024 in the form of OP Units and LTIP Units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2024	125,450,684	$1,151,234	6,386,837	$59,466	$177	$132,273	$18,574	$1,361,724
Net income attributable to unitholders	—	—	—	—	—	85,437	—	85,437
Net loss attributable to NCI	—	—	—	—	—	—	(721)	(721)
Other comprehensive loss	—	—	—	—	(915)	(49)	—	(964)
Common units issued as a result of common shares issued by Urban Edge, net	22,410	5,132	734,493	—	—	(73)	—	5,059
Equity redemption of OP Units	352,346	3,524	(352,346)	3,524	—	—	—	7,048
Reallocation of NCI	—	3,688	—	(10,736)	—	—	—	(7,048)
Distributions to Partners ($0.57 per unit)	—	—	—	—	—	(75,763)	—	(75,763)
Contributions from NCI	—		—	—	—	—	716	716
Share-based compensation expense	—	423	—	8,576	—	—	—	8,999
Issuance of LTIP Units	—	(1,819)	—	3,206	—	—	—	1,387
Share-based awards retained for taxes	(11,766)	(273)	—	—	—	—	—	(273)
Balance, September 30, 2025	125,813,674	$1,161,909	6,768,984	$64,036	$(738)	$141,825	$18,569	$1,385,601
(2) Limited partners have a 5.1% common limited partnership interest in the Operating Partnership as of September 30, 2025 in the form of OP Units and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$84,716	$43,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	111,099	116,092
Gain on sale of real estate	(49,695)	(15,349)
Gain on extinguishment of debt	(323)	(21,427)
Amortization of above and below market leases, net	(12,173)	(4,926)
Noncash lease expense	5,005	5,407
Straight-lining of rent	(1,870)	(2,389)
Share-based compensation expense	8,999	7,579
Change in operating assets and liabilities:
Tenant and other receivables	(3,554)	(4,862)
Deferred leasing costs	(6,816)	(5,369)
Prepaid expenses and other assets	902	(4,906)
Lease liabilities	(4,765)	(5,267)
Accounts payable, accrued expenses and other liabilities	209	(7,781)
Net cash provided by operating activities	131,734	100,738
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(74,122)	(65,978)
Proceeds from sale of real estate	64,474	35,183
Acquisitions of real estate	(1,500)	(115,549)
Net cash used in investing activities	(11,148)	(146,344)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(186,526)	(322,041)
Distributions to partners	(75,763)	(64,995)
Taxes withheld for vested restricted units	(273)	(195)
Contributions from noncontrolling interests	716	901
Borrowings under unsecured credit facility	75,000	60,000
Proceeds from mortgage loan borrowings	123,600	161,000
Debt issuance costs	(2,776)	(3,449)
Proceeds related to the issuance of common shares, net	(410)	129,781
Net cash used in financing activities	(66,432)	(38,998)
Net increase (decrease) in cash and cash equivalents and restricted cash	54,154	(84,604)
Cash and cash equivalents and restricted cash at beginning of period	90,640	174,248
Cash and cash equivalents and restricted cash at end of period	$144,794	$89,644

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $9,160 and $7,701, respectively	$54,441	$62,668
Cash payments for income taxes	731	9,539
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	21,559	16,715
Write-off of fully depreciated assets	38,595	12,440
Issuance of LTIP Units	5,470	—
Transfer of assets held for sale included in prepaid expenses and other assets	—	46,511
Transfer of liabilities held for sale included in accounts payable, accrued expenses and other liabilities	—	(44,403)
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	—	47,518
Mortgage debt, net	—	68,613
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$41,373	$101,123
Restricted cash at beginning of period	49,267	73,125
Cash and cash equivalents and restricted cash at beginning of period	$90,640	$174,248

Cash and cash equivalents at end of period	$77,796	$67,915
Restricted cash at end of period	66,998	21,729
Cash and cash equivalents and restricted cash at end of period	$144,794	$89,644

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of September 30, 2025, Urban Edge owned approximately 94.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of September 30, 2025, our portfolio consisted of 68 shopping centers, two outlet centers and two malls totaling approximately 17.1 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2025. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission (the “SEC”).
The consolidated balance sheets as of September 30, 2025 and December 31, 2024 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of September 30, 2025 and December 31, 2024, excluding the Operating Partnership, we consolidated two VIEs with total assets of $42.5 million and $38.9 million, respectively, and total liabilities of $9.4 million and $9.2 million, respectively. The consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024, include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
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
None of our tenants accounted for more than 10% of our revenue or property operating income as of September 30, 2025.

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

Recently Issued Accounting Literature — In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-07 Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606), which provides updates to refine the scope of the guidance on derivatives in ASC 815 and clarify the guidance on share-based noncash payments from customers in ASC 606. The derivative scope refinement excludes non-exchange-traded contracts with derivative accounting apart from variables based on market rates, prices and indices, variables based on the price or performance of a financial asset or liability of one of the parties to a contract, contracts involving the issuer’s own equity evaluated under ASC 815-40 and call or put options on debt instruments. The amendments in ASU 2025-07 are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods and should be applied either prospectively or on a modified retrospective basis. The Company has evaluated this update and does not expect it to have a material impact, if any, on its consolidated financial statements.
In May 2025, the FASB issued ASU 2025-04 Compensation - Stock Compensation (Topic 718) and Revenue from Contracts with Customer (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer, which provides updates to reduce diversity in practice and improve the decision usefulness and operability of the guidance for share-based consideration payable to a customer in conjunction with selling goods and services. The amendments in ASU 2025-04 are effective for all entities that issue share-based compensation to a customer that is within the scope of Topic 606 for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods and should be applied on a retrospective basis. The Company has evaluated this update and does not expect it to have a material impact, if any, on its consolidated financial statements.
In May 2025, the FASB issued ASU 2025-03 Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which provides updates to clarify business combinations involving the exchange of equity interests when the legal entity is a VIE that meets the definition of a business. The amendments in ASU 2025-03 are effective for all public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within those annual reporting periods and should be applied prospectively. The Company has evaluated this update and does not expect it to have a material impact, if any, on its consolidated financial statements.
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

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the nine months ended September 30, 2025, no acquisitions were completed by the Company.

Subsequent to the quarter, on October 23, 2025, the Company closed on the acquisition of Brighton Mills Shopping Center, located in Allston, MA, for a gross purchase price of $39 million. The center, aggregating 91,000 sf, is anchored by a grocer and is located less than one mile from Harvard Business School’s main campus. This transaction was funded using proceeds from the sales of Kennedy Commons and MacDade Commons completed in the second quarter of 2025 and satisfies the

Section 1031 Exchange requirements with those dispositions, allowing for the deferral of capital gains resulting from the sales for income tax purposes.

During the nine months ended September 30, 2024, the Company closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
February 8, 2024	Heritage Square	Watchung	NJ	87,000	$33,838
April 5, 2024	Ledgewood Commons	Roxbury Township	NJ	448,000	83,211
				2024 Total	$117,049
(1) The total purchase price for the properties acquired during the nine months ended September 30, 2024 includes $2.1 million of transaction costs.

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
(1) As of September 30, 2025, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2024 were 10.0 years and 20.4 years, respectively.

Dispositions
During the nine months ended September 30, 2025, the Company disposed of two properties and one property parcel and received proceeds of $64.5 million, net of selling costs, resulting in a $49.7 million gain on sale of real estate. The total gain on sale of real estate includes amounts related to properties disposed of in prior periods. As of September 30, 2025, the Company is under contract to sell a parcel of its Sunrise Mall property, located in Massapequa, NY, for a price of $75.9 million. The transaction is subject to certain closing conditions and regulatory approvals.
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
On April 25, 2025, the Company completed the sale of a parcel of its Bergen Town Center East property, located in Paramus, NJ, for a gross sales price of $25.0 million and recognized a gain on sale of real estate of $13.1 million. The sale was structured as part of a reverse Section 1031 Exchange with the acquisition of The Village at Waugh Chapel which closed on October 29, 2024, allowing for the deferral of capital gains resulting from the sale for income tax purposes.
During the nine months ended September 30, 2024, the Company disposed of two properties and received proceeds of $34.8 million, net of selling costs, resulting in a $15.3 million gain on sale of real estate. The total gain on sale of real estate includes amounts related to properties disposed of in prior periods.

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

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The Company’s identified intangible assets (acquired in-place and above-market leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $87.3 million and $163.7 million, respectively, as of September 30, 2025 and $109.8 million and $177.5 million, respectively, as of December 31, 2024.
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $7.1 million and $12.2 million for the three and nine months ended September 30, 2025, respectively, and $2.8 million and $4.9 million for the same periods in 2024.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $7.3 million and $21.2 million for the three and nine months ended September 30, 2025, respectively, and $7.0 million and $21.5 million for the same periods in 2024.
The following table sets forth the estimated annual amortization income and expense related to acquired intangible assets and liabilities for the remainder of 2025 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2025(1)	$2,812	$(1,275)	$(4,797)
2026	10,913	(1,304)	(15,623)
2027	10,774	(1,070)	(12,851)
2028	10,614	(1,015)	(11,113)
2029	10,306	(928)	(9,576)
2030	10,028	(251)	(6,730)
(1) Remainder of 2025.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of September 30, 2025 and December 31, 2024.

(Amounts in thousands)	Maturity	Interest Rate at September 30, 2025	September 30, 2025	December 31, 2024
Mortgages secured by:
Variable rate
Plaza at Woodbridge(1)	6/8/2027	—%	$—	$50,905
Total variable rate debt			—	50,905
Fixed rate
West End Commons	12/10/2025	3.99%	23,345	23,717
Town Brook Commons	12/1/2026	3.78%	29,129	29,610
Rockaway River Commons	12/1/2026	3.78%	25,790	26,215
Hanover Commons	12/10/2026	4.03%	59,245	60,155
Tonnelle Commons	4/1/2027	4.18%	93,862	95,286
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	21,143	21,525
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	35,480	36,024
Yonkers Gateway Center	4/10/2029	6.30%	50,000	50,000
Ledgewood Commons	5/5/2029	6.03%	50,000	50,000
The Shops at Riverwood	6/24/2029	4.25%	20,675	20,958
Shops at Bruckner	7/1/2029	6.00%	36,978	37,350
Shoppers World(2)	8/15/2029	5.12%	123,600	—
Greenbrook Commons	9/1/2029	6.03%	31,000	31,000
Huntington Commons	12/5/2029	6.29%	43,704	43,704
Bergen Town Center	4/10/2030	6.30%	288,622	290,000
The Outlets at Montehiedra	6/1/2030	5.00%	71,959	73,551
Montclair(3)	8/15/2030	3.15%	7,238	7,250
Garfield Commons	12/1/2030	4.14%	38,324	38,886
The Village at Waugh Chapel(4)	12/1/2031	3.76%	55,605	55,071
Brick Commons	12/10/2031	5.20%	50,000	50,000
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	15,559	15,719
Shops at Caguas	8/1/2033	6.60%	80,380	81,504
Briarcliff Commons	10/1/2034	5.47%	30,000	30,000
Mount Kisco Commons(5)	11/15/2034	6.40%	9,826	10,390
Total fixed rate debt			1,646,464	1,532,915
Total mortgages payable			1,646,464	1,583,820
Total unamortized debt issuance costs			(14,301)	(14,067)
Total mortgages payable, net			$1,632,163	$1,569,753

(1)The Company paid off the loan prior to maturity on June 26, 2025.
(2)Bears interest at SOFR plus 170 bps. The variable component of the debt is hedged with an interest rate swap agreement, fixing the rate at 5.12%, which expires at the maturity of the loan.
(3)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.
(4)The mortgage payable balance includes unamortized debt mark-to-market discount of $4.4 million.
(5)The mortgage payable balance includes unamortized debt mark-to-market discount of $0.6 million.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.6 billion as of September 30, 2025. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2025, we were in compliance with all debt covenants.
As of September 30, 2025, the principal repayments of the Company’s total outstanding debt for the remainder of 2025, the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2025(1)	$27,121
2026	126,997
2027	272,363
2028	135,168
2029	360,219
2030	378,147
Thereafter	346,449
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
The Company has obtained eight letters of credit issued under the Revolving Credit Agreement, aggregating $32.2 million. The letters of credit were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. The letters of credit issued under the Revolving Credit Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn as of September 30, 2025 and no separate liability has been recorded in association with them.
During the quarter, the Company repaid the $90 million outstanding balance under the Revolving Credit Agreement, using a portion of the proceeds received from the Shopper’s World financing. As of September 30, 2025, the Revolving Credit Agreement had no balance outstanding and an available capacity of $767.8 million, including undrawn letters of credit.
Financing costs associated with executing the Revolving Credit Agreement of $2.2 million and $3.4 million as of September 30, 2025 and December 31, 2024, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Mortgage on Shops at Caguas
Subsequent to the quarter, on October 27, 2025, the Company completed the modification of its $80.4 million mortgage loan secured by the Shops at Caguas. The modification resulted in a reduced fixed interest rate of 6.15% and a shortened maturity date of January 2031, with a three-year extension option to January 2034. Prior to modification the loan was bearing interest at a fixed rate of 6.6% and maturing in August 2033. There were no material costs incurred to execute the modification.

Mortgage on Shoppers World
On August 4, 2025, the Company obtained a 4-year, $123.6 million interest-only mortgage loan secured by its property, Shoppers World, located in Framingham, MA. The loan bears interest at a rate of one-month SOFR plus 170 bps, of which the variable component is hedged with an interest rate swap agreement, fixing the rate at 5.12%.

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

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in approximately one year. As of September 30, 2025, the remaining exposure under the guarantee is $2.5 million. There was no separate liability recorded related to this guarantee.

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
For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the nine months ended September 30, 2025 and 2024, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRSs, which are subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the nine months ended September 30, 2025, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three and nine months ended September 30, 2025, the Puerto Rico income tax expense was $0.5 million and $1.6 million, respectively, and $0.5 million and $1.7 million for the same periods in 2024. The REIT was not subject to any material state and local income tax expense or benefit for the three and nine months ended September 30, 2025 and 2024. For the three and nine months ended September 30, 2025, the Company’s TRSs were subject to federal income tax of $0.1 million and $0.2 million, respectively. All amounts for the three and nine months ended September 30, 2025 and 2024 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three and nine months ended September 30, 2025 and 2024. The components of rental revenue for the three and nine months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Rental Revenue
Fixed lease revenue	$90,285	$83,098	$260,943	$243,354
Variable lease revenue(1)	28,911	29,164	90,257	84,813
Total rental revenue	$119,196	$112,262	$351,200	$328,167
(1) Percentage rents for the three and nine months ended September 30, 2025 were $1.0 million and $2.1 million, respectively, and $1.1 million and $2.3 million for the same periods in 2024.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of two interest rate swaps as of September 30, 2025, and one interest rate cap and one interest rate swap as of December 31, 2024. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap(1)	$—	$908	$—	$908
Liabilities:
Interest rate swap(2)	$—	$(517)	$—	$(517)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap and swap(1)	$—	$1,642	$—	$1,642
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.
(2) Included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of September 30, 2025, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of September 30, 2025 and December 31, 2024:

(Amounts in thousands)	As of September 30, 2025
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Shoppers World interest rate swap	$(517)	$123,600	SOFR + 1.70%	6.10%	5.12%	8/15/2029
Montclair interest rate swap	908	7,238	SOFR + 2.57%	6.92%	3.15%	8/15/2030

	As of December 31, 2024
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Montclair interest rate swap	$1,251	$7,250	SOFR + 2.57%	7.10%	3.15%	8/15/2030
Plaza at Woodbridge interest rate cap	391	50,905	SOFR + 2.26%	6.70%	5.26%	7/1/2025

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024:

	Unrealized Loss Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedged Instrument	2025	2024	2025	2024
Shoppers World interest rate swap	$(517)	$—	$(517)	$—
Montclair interest rate swap	(61)	(302)	(342)	(211)
Plaza at Woodbridge interest rate cap(1)	—	(461)	(105)	(312)
Total	$(578)	$(763)	$(964)	$(523)
(1) The instrument has expired and the corresponding loan was repaid on June 26, 2025.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents, mortgages payable and borrowings under the unsecured credit facility. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable and borrowings under the unsecured credit facility are calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable and borrowings under the unsecured credit facility are classified as Level 3. The table below summarizes the carrying amounts and fair value of our Level 3 financial instruments as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025		As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,646,464	$1,565,381	$1,583,820	$1,464,996
Unsecured credit facility	—	—	50,000	48,333
(1) Carrying amounts exclude unamortized debt issuance costs of $14.3 million and $14.1 million as of September 30, 2025 and December 31, 2024, respectively.

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
No impairment charges were recognized during the three and nine months ended September 30, 2025 or 2024.

10.     COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, we are a party to various legal proceedings, claims or regulatory inquiries and investigations arising out of, or incident to, our ordinary course of business. While we are unable to predict with certainty the outcome of any particular matter, management does not currently expect, when such matters are resolved, that our resulting exposure to loss contingencies, if any, will have a material adverse effect on our results of operations or consolidated financial position. During the three months ended September 30, 2025, the Company settled a litigation matter in which we were a named defendant regarding a property disposed of in 2019. The settlement resulted in an agreed payment of approximately $0.3 million, which is included within general and administrative expenses on the consolidated statements of income and comprehensive income as of September 30, 2025.

Redevelopment and Anchor Repositioning
The Company has 22 active development, redevelopment or anchor repositioning projects with total estimated costs of $149.1 million, of which $72.5 million remains to be funded as of September 30, 2025. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million and $1.3 million on our consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
During the quarter ended September 30, 2025, the Company had two tenants in active bankruptcy litigation: At Home and Claire’s. Claire’s filed for Chapter 11 bankruptcy protection on August 6, 2025 and has two leases with the Company, aggregating 2,600 sf and generate $0.3 million in annual rental revenue. One of the Company’s leases with Claire’s was rejected in the bankruptcy proceedings as of September 30, 2025. The remaining lease totals 1,300 sf and generates $0.1 million in annual rental revenue. At Home filed for Chapter 11 bankruptcy protection on June 16, 2025 and has two leases with the Company, aggregating 186,000 sf and generate $2.5 million in annual rental revenue. One of the Company’s leases with At Home was rejected in the bankruptcy proceedings as of August 31, 2025. The remaining lease totals 96,000 sf and generates $1.2 million in annual rental revenue. Given the recent bankruptcy filings, it is uncertain whether the remaining Claire’s or At Home stores will continue to operate, close permanently, or will be sold to other operators as part of the bankruptcy proceedings.

Letters of Credit
As of September 30, 2025, the Company had eight letters of credit issued under the Revolving Credit Agreement aggregating $32.2 million. These letters were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. If a lender or other entity were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the holder of the letter or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the Revolving Credit Agreement. As of September 30, 2025, the letters remain undrawn and there is no separate liability recorded in connection with their issuance.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2025	December 31, 2024
Deferred tax asset, net	$23,124	$24,827
Other assets	14,665	15,811
Deferred financing costs, net of accumulated amortization of $11,809 and $10,571, respectively	2,209	3,447
Finance lease right-of-use asset	2,724	2,724
Real estate held for sale	—	10,286
Prepaid expenses:
Real estate taxes	9,781	10,905
Insurance	3,996	1,097
Licenses/fees	1,486	1,457
Total prepaid expenses and other assets	$57,985	$70,554

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2025	December 31, 2024
Deferred tenant revenue	$27,524	$26,878
Accrued capital expenditures and leasing costs	22,939	17,557
Accrued interest payable	6,235	6,286
Security deposits	6,139	5,877
Other liabilities and accrued expenses	13,076	16,018
Finance lease liability	3,050	3,040
Accrued payroll expenses	9,826	14,326
Total accounts payable, accrued expenses and other liabilities	$88,789	$89,982

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Interest expense	$18,110	$18,401	$55,062	$58,817
Amortization of deferred financing costs	1,264	1,130	3,604	3,187
Total interest and debt expense	$19,374	$19,531	$58,666	$62,004

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
On August 11, 2025, the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with various financial institutions acting as agents, forward sellers, and forward purchasers. Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). Concurrently with the Equity Distribution Agreement, the Company entered into separate master forward confirmations (each a “Master Confirmation” and collectively, the “Master Confirmations”) with each of the forward purchasers. Sales under the ATM Program may be made from time to time, as needed, by means of ordinary brokers’ transactions or other transactions that are deemed to be “at the market” offerings, in privately negotiated transactions, which may include block trades, or as otherwise agreed with the sales agents. The ATM Program replaced the Company’s previous at-the-market program established on August 15, 2022.
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
During the nine months ended September 30, 2025, the Company did not issue any common shares under the current or prior ATM Program, however, we incurred $0.7 million of offering expenses related to fees for potential issuance. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.
During the nine months ended September 30, 2024, the Company issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under the previous ATM Program, generating net cash proceeds of $131.1 million. In addition, we incurred $1.6 million of offering expenses related to the issuance of these common shares.

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
During the nine months ended September 30, 2025 and 2024, no shares were repurchased by the Company. As of September 30, 2025, there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of September 30, 2025, Urban Edge owned approximately 94.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended September 30, 2025 and 2024, the Company declared distributions on common shares and OP Units of $0.19 and $0.17 per share/unit, respectively. During the nine months ended September 30, 2025 and 2024, the Company declared distributions on common shares and OP Units of $0.57 and $0.51 per share/unit, respectively.

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
The total of the OP Units and LTIP Units represents a 5.1% and 5.0% weighted-average interest in the Operating Partnership for the three and nine months ended September 30, 2025, respectively. Holders of outstanding vested LTIP Units may, from and after two years from the date of issuance, redeem their LTIP Units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP Units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses on our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,533	$1,360	$5,484	$3,909
Performance-based LTIP expense(2)	1,009	1,109	3,093	2,943
Restricted share expense	184	217	380	638
Deferred share unit (“DSU”) expense	—	30	42	89
Total Share-based compensation expense	$2,726	$2,716	$8,999	$7,579
(1) Expense for the three and nine months ended September 30, 2025 includes the 2025, 2024, 2023, 2022, and 2021 LTI Plans.
(2) Expense for the three and nine months ended September 30, 2025 includes the 2025, 2024, 2023, 2022, 2021, and 2020 LTI Plans.

Equity award activity during the nine months ended September 30, 2025 included: (i) 739,796 LTIP Units vested, (ii) 642,387 LTIP Units granted, (iii) 247,874 LTIP Units earned upon completion of the 2022 LTI Plan, (iv) 43,378 restricted shares granted, (v) 40,803 restricted shares vested, (vi) 36,533 LTIP Units forfeited, and (vii) 35,352 restricted shares forfeited.

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

Time-based awards
The time-based awards granted under the 2025 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of September 30, 2025, the Company granted time-based awards under the 2025 LTI Plan that represent 243,842 LTIP Units with a grant date fair value of $4.6 million.

Restricted stock awards
The restricted stock awards granted under the 2025 LTI Plan for participants other than our named executive officers vest ratably over three years. As of September 30, 2025, the Company granted restricted stock awards under the 2025 LTI Plan that represent 36,602 restricted units with a grant date fair value of $0.7 million.

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
The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income attributable to common shareholders	$14,935	$9,080	$81,111	$42,442
Less: earnings allocated to unvested participating securities	(9)	(8)	(51)	(39)
Net income available for common shareholders - basic	$14,926	$9,072	$81,060	$42,403
Impact of assumed conversions:
LTIP Units	—	—	71	—
Net income available for common shareholders - dilutive	$14,926	$9,072	$81,131	$42,403

Denominator:
Weighted average common shares outstanding - basic	125,729	123,359	125,643	120,109
Effect of dilutive securities(1):
Stock options using the treasury stock method	—	5	—	5
Restricted share awards	74	107	81	108
Assumed conversion of LTIP Units	—	—	145	—
Weighted average common shares outstanding - diluted	125,803	123,471	125,869	120,222

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.12	$0.07	$0.65	$0.35
Earnings per common share - Diluted	$0.12	$0.07	$0.64	$0.35
(1) For the three and nine months ended September 30, 2025, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2025	2024	2025	2024
Numerator:
Net income attributable to unitholders	$15,771	$9,630	$85,437	$44,849
Less: net income attributable to participating securities	(325)	(270)	(1,003)	(832)
Net income available for unitholders	$15,446	$9,360	$84,434	$44,017

Denominator:
Weighted average units outstanding - basic	130,591	128,074	130,396	124,776
Effect of dilutive securities issued by Urban Edge	74	112	225	113
Weighted average units outstanding - diluted	130,665	128,186	130,621	124,889

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.12	$0.07	$0.65	$0.35
Earnings per unit - Diluted	$0.12	$0.07	$0.65	$0.35

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
The following table provides the components of Property NOI related to our single reportable segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
REVENUE
Property rentals	$80,516	$77,954	$240,505	$232,531
Tenant expense reimbursements	30,899	29,405	97,053	87,893
Total property revenues	111,415	107,359	337,558	320,424
EXPENSES
Real estate taxes	17,270	18,132	51,138	53,506
Property operating	19,848	18,545	63,791	57,514
Lease expense	2,048	2,478	6,193	7,303
Total property operating expenses	39,166	39,155	121,122	118,323
Property net operating income	$72,249	$68,204	$216,436	$202,101
Reconciliation of Property NOI to income before income taxes
Depreciation and amortization	(36,831)	(34,653)	(106,628)	(112,906)
Interest and debt expense	(19,374)	(19,531)	(58,666)	(62,004)
General and administrative expense	(8,976)	(9,415)	(30,224)	(27,829)
Gain on extinguishment of debt	—	—	323	21,427
Interest income	538	399	1,390	1,223
Straight-line rents, amortization of above and below-market leases, and other	7,761	3,633	13,795	7,174
Gain on sale of real estate	233	—	49,695	15,349
Other income(1)	541	1,348	457	1,123
Income before income taxes	$16,141	$9,985	$86,578	$45,658
(1) Includes intercompany eliminations, lease termination income and other income and expenses related to corporate activities, including the captive insurance program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) macroeconomic conditions, including geopolitical conditions and instability, and international trade disputes, including any related tariffs, which may lead to rising inflation, adverse impacts to supply chain, and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (ii) the economic, political and social impact of, and uncertainty relating to, epidemics and pandemics; (iii) the loss or bankruptcy of major tenants; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (v) the impact of e-commerce on our tenants’ business; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors; (ix) the Company’s ability to pay down, refinance, hedge, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (collectively, our Corporate Responsibility or “CR”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting CR metrics and meeting CR goals and targets, and the impact of governmental regulation on our CR efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”), including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of September 30, 2025, Urban Edge owned approximately 94.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of September 30, 2025, our portfolio consisted of 68 shopping centers, two outlet centers and two malls totaling approximately 17.1 million square feet of gross leasable area with a consolidated occupancy of 89.8%.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 contains a description of our critical accounting estimates, including valuing acquired assets and liabilities and impairments. For the nine months ended September 30, 2025, there were no material changes to these estimates.

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
We continue to monitor the impacts of inflation on our operations. In September 2025, the Federal Reserve cut its benchmark interest rate by 25 basis points, driven by moderated economic growth, a weakened labor market and an increase in unemployment levels. Inflation levels have increased since the second quarter of 2025 and remain somewhat elevated in relation to the Federal Reserve’s target of 2 percent. We occasionally utilize interest rate derivative agreements to hedge the effect of changing interest rates on our variable rate debt. As of September 30, 2025, all of our outstanding mortgage debt is fixed rate or hedged with interest rate derivative agreements. Our only variable rate exposure is related to our line of credit, which has no outstanding balance as of September 30, 2025 and is indexed to SOFR, plus an applicable margin per the Revolving Credit Agreement. As of September 30, 2025, we were counterparty to two interest rate swap agreements, both of which qualify for, and are designated as, hedging instruments. We are actively managing our business to respond to any economic and social impacts from events and circumstances such as those described above. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$15,541	$9,467	$84,716	$43,936
FFO applicable to diluted common shareholders(1)	51,951	43,935	141,188	141,382
NOI(1)	72,464	69,498	217,067	202,892
Same-property NOI(1)	62,637	60,179	180,719	172,725
(1) Refer to pages 36-37 for a reconciliation to the most directly comparable generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Net income for the three months ended September 30, 2025 was $15.5 million, compared to net income of $9.5 million for the three months ended September 30, 2024. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended September 30, 2025 as compared to the same period in 2024:

	Three Months Ended September 30,
(Amounts in thousands)	2025	2024	$ Change
Total revenue	$120,126	$112,427	$7,699
Depreciation and amortization	36,831	34,653	2,178
Real estate taxes	16,791	17,667	(876)
Property operating expenses	18,070	18,422	(352)
General and administrative expenses	8,976	9,415	(439)
Interest and debt expense	19,374	19,531	(157)
Total revenue increased by $7.7 million to $120.1 million in the third quarter of 2025 from $112.4 million in the third quarter of 2024. The increase is primarily attributable to:
•$4.4 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases;
•$3.7 million increase in non-cash revenues driven by rent commencements and accelerated amortization of below-market lease intangibles in the third quarter of 2025; and
•$0.3 million increase as a result of property acquisitions net of dispositions since the third quarter of 2024; offset by
•$0.7 million decrease in lease termination income and other income.
Depreciation and amortization increased by $2.2 million to $36.8 million in the third quarter of 2025 from $34.7 million in the third quarter of 2024. The increase is primarily attributable to:
•$1.2 million increase as a result of property acquisitions net of dispositions since the third quarter of 2024; and
•$1.0 million increase due to assets placed in service for completion of redevelopment projects during the year.
Real estate tax expense decreased by $0.9 million to $16.8 million in the third quarter of 2025 from $17.7 million in the third quarter of 2024. The decrease is primarily attributable to:
•$0.5 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects since the third quarter of 2024, offset by project completions; and
•$0.4 million decrease as a result of property dispositions net of acquisitions since the third quarter of 2024.
Property operating expenses decreased by $0.4 million to $18.1 million in the third quarter of 2025 from $18.4 million in the third quarter of 2024. The decrease is primarily attributable to lower expenses incurred for insurance premiums, partially offset by higher common area maintenance as compared to the third quarter of 2024.
General and administrative expenses decreased by $0.4 million to $9.0 million in the third quarter of 2025 from $9.4 million in the third quarter of 2024. The decrease is primarily attributable to lower employment expenses.
Interest and debt expense decreased by $0.2 million to $19.4 million in the third quarter of 2025 from $19.5 million in the third quarter of 2024. The decrease is primarily attributable to:

•$1.0 million increase in capitalized interest expense due to the commencement of development, redevelopment, and anchor repositioning projects, offset by project completions; and
•$0.5 million decrease due to a lower average balance and lower interest rate on our line of credit; offset by
•$1.0 million increase as a result of new financings and refinancings since the third quarter of 2024, net of loan repayments; and
•$0.3 million increase in amortization of deferred financing costs.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Net income for the nine months ended September 30, 2025 was $84.7 million, compared to net income of $43.9 million for the nine months ended September 30, 2024. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the nine months ended September 30, 2025 as compared to the same period in 2024:

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	$ Change
Total revenue	$352,375	$328,599	$23,776
Depreciation and amortization	106,628	112,906	(6,278)
Real estate taxes	49,731	52,142	(2,411)
Property operating expenses	58,333	57,188	1,145
General and administrative expenses	30,224	27,829	2,395
Gain on sale of real estate	49,695	15,349	34,346
Interest and debt expense	58,666	62,004	(3,338)
Gain on extinguishment of debt	323	21,427	(21,104)
Total revenue increased by $23.8 million to $352.4 million in the nine months ended September 30, 2025 from $328.6 million in the nine months ended September 30, 2024. The increase is primarily attributable to:
•$16.2 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases;
•$9.2 million increase as a result of property acquisitions, net of dispositions; and
•$0.7 million increase in non-cash revenues driven by rent commencements and accelerated amortization of below-market lease intangibles in the first nine months of 2025; offset by
•$1.4 million increase in rental revenue deemed uncollectible;
•$0.7 million decrease in lease termination income and other income; and
•$0.2 million decrease in percentage rent primarily due to timing of recognition as compared to 2024.
Depreciation and amortization decreased by $6.3 million to $106.6 million in the nine months ended September 30, 2025 from $112.9 million in the nine months ended September 30, 2024. The decrease is primarily attributable to:
•$15.6 million decrease primarily related to accelerated depreciation in the first nine months of 2024 on buildings taken out of service for redevelopment; offset by
•$9.3 million increase as a result of property acquisitions net of dispositions.
Real estate tax expense decreased by $2.4 million to $49.7 million in the nine months ended September 30, 2025 from $52.1 million in the nine months ended September 30, 2024. The decrease is primarily attributable to:
•$1.2 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects, offset by project completions;
•$1.0 million decrease as a result of successful tax appeals and lower assessments; and
•$0.2 million decrease as a result of property dispositions net of acquisitions.
Property operating expenses increased by $1.1 million to $58.3 million in the nine months ended September 30, 2025 from $57.2 million in the nine months ended September 30, 2024. The increase is primarily attributable to:
•$0.7 million increase as a result of property acquisitions net of dispositions; and
•$0.5 million higher expenses incurred for common area maintenance across the portfolio, partially offset by lower insurance expense as compared to the first nine months of 2024.

General and administrative expenses increased by $2.4 million to $30.2 million in the nine months ended September 30, 2025 from $27.8 million in the nine months ended September 30, 2024. The increase is primarily attributable to severance expenses incurred in the first nine months of 2025.
We recognized a $49.7 million gain on sale of real estate during the nine months ended September 30, 2025 primarily related to the sale of two non-core properties and one property parcel. In the nine months ended September 30, 2024, we recognized a gain on sale of real estate of $15.3 million related to the sale of two properties.
Interest and debt expense decreased by $3.3 million to $58.7 million in the nine months ended September 30, 2025 from $62.0 million in the nine months ended September 30, 2024. The decrease is primarily attributable to:
•$4.3 million decrease due to a lower average balance and lower interest rate on our line of credit;
•$2.8 million decrease in interest expense due to the mortgage debt forgiven in connection with the foreclosure of Kingswood Center; and
•$1.5 million increase in capitalized interest expense due to the commencement of development, redevelopment, and anchor repositioning projects, net of project completions; offset by
•$4.3 million increase as a result of new financings and refinancings since the third quarter of 2024, net of loan repayments; and
•$1.0 million increase in amortization of deferred financing costs.
We recognized a $0.5 million gain on extinguishment of debt for the nine months ended September 30, 2025 attributable to the return of escrow funds related to the Kingswood Center foreclosure, partially offset by a $0.2 million loss on extinguishment of debt related to the prepayment of the mortgage loan secured by the Plaza at Woodbridge. During the nine months ended September 30, 2024, we recognized a $21.7 million gain on extinguishment of debt attributable to the foreclosure settlement of Kingswood Center, partially offset by a $0.3 million loss on extinguishment of debt as a result of the prepayment of three variable rate mortgage loans in January 2024.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 65 and 63 properties for the three and nine months ended September 30, 2025 and 2024, respectively. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process, and results of our captive insurance program during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.
Same-property NOI increased by $2.5 million, or 4.1% for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 and increased by $8.0 million, or 4.6%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. Same-property NOI, including properties in redevelopment, increased by $3.1 million, or 4.7%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 and increased by $10.3 million, or 5.4%, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
The following table reconciles net income to NOI, same-property NOI, and same-property NOI including properties in redevelopment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$15,541	$9,467	$84,716	$43,936
Other (income) expense	(40)	226	882	473
Depreciation and amortization	36,831	34,653	106,628	112,906
General and administrative expense	8,976	9,415	30,224	27,829
Gain on sale of real estate	(233)	—	(49,695)	(15,349)
Interest income	(824)	(679)	(2,098)	(2,028)
Interest and debt expense	19,374	19,531	58,666	62,004
Gain on extinguishment of debt	—	—	(323)	(21,427)
Income tax expense	600	518	1,862	1,722
Non-cash revenue and expenses	(7,761)	(3,633)	(13,795)	(7,174)
NOI	72,464	69,498	217,067	202,892
Adjustments:
Tenant bankruptcy settlement income and lease termination income	(98)	(1,555)	(167)	(1,602)
Sunrise Mall net operating loss	134	687	769	1,681
Non-same property NOI and other(1)	(9,863)	(8,451)	(36,950)	(30,246)
Same-property NOI	$62,637	$60,179	$180,719	$172,725
NOI related to properties being redeveloped	6,590	5,927	19,317	16,987
Same-property NOI including properties in redevelopment	$69,227	$66,106	$200,036	$189,712
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process in the periods being compared, and results of the Company’s captive insurance program.

Funds From Operations
FFO applicable to diluted common shareholders was $52.0 million for the three months ended September 30, 2025 compared to $43.9 million for the three months ended September 30, 2024, and $141.2 million for the nine months ended September 30, 2025 compared to $141.4 million for the nine months ended September 30, 2024.
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

The following table reflects the reconciliation of net income to FFO for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024
Net income	$15,541	$9,467	$84,716	$43,936
Less net (income) loss attributable to noncontrolling interests in:
Operating partnership	(836)	(550)	(4,326)	(2,407)
Consolidated subsidiaries	230	163	721	913
Net income attributable to common shareholders	14,935	9,080	81,111	42,442
Adjustments:
Rental property depreciation and amortization	36,413	34,305	105,446	111,882
Limited partnership interests in operating partnership(1)	836	550	4,326	2,407
Gain on sale of real estate	(233)	—	(49,695)	(15,349)
FFO applicable to diluted common shareholders	$51,951	$43,935	$141,188	$141,382
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares, which have been included for purposes of calculating earnings per diluted share for the periods presented because they are dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.19 per common share and OP Unit for the first three quarters of 2025, or an annual rate of $0.76. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
We have an $800 million revolving credit agreement (the “Revolving Credit Agreement”) which has a maturity date of February 9, 2027 and includes two six-month extension options. The Company has obtained eight letters of credit issued under the Revolving Credit Agreement, aggregating $32.2 million, and provided them to mortgage lenders and other entities to secure its obligations in relation to certain reserves and capital requirements. The letters of credit issued under the Revolving Credit Agreement have reduced the amount available under the facility commensurate with their face values but remain undrawn and no separate liability has been recorded in association with them. As of September 30, 2025 there was no outstanding balance under the Revolving Credit Agreement and an available remaining capacity of $767.8 million under the facility, including undrawn letters of credit. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the Revolving Credit Agreement.
In August 2025, in connection with the launch of the ATM Program, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). The ATM Program replaced the Company’s previous at-the-market program established on August 15, 2022. During the nine months ended September 30, 2025, the Company did not issue any common shares under the current or prior ATM Program. During the nine months ended September 30, 2024, the Company issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under the ATM Program, generating cash proceeds of $131.1 million, net of commissions paid to distribution agents. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. We have approximately $23.3 million of debt maturing within the next 12 months related to a mortgage loan encumbering one of our properties and are actively exploring our options to repay or refinance the loan.
At September 30, 2025, we had cash and cash equivalents, including restricted cash, of $144.8 million and approximately $767.8 million available under the Revolving Credit Agreement. The available balance under the Revolving Credit Agreement and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $144.8 million at September 30, 2025, compared to $90.6 million at December 31, 2024 and $89.6 million at September 30, 2024, an increase of $54.2 million and $55.2 million, respectively. Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	$ Change
Net cash provided by operating activities	$131,734	$100,738	$30,996
Net cash used in investing activities	(11,148)	(146,344)	135,196
Net cash used in financing activities	(66,432)	(38,998)	(27,434)

Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $131.7 million for the nine months ended September 30, 2025 increased by $31.0 million from $100.7 million for the nine months ended September 30, 2024. The increase is due to higher rental revenue for tenant rent commencements and the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $11.1 million for the nine months ended September 30, 2025 decreased by $135.2 million from $146.3 million for the nine months ended September 30, 2024. The decrease is primarily due to:
•$114.0 million decrease in cash used for the acquisition of real estate in the first nine months of 2024; and
•$29.3 million increase in cash provided by the sale of real estate driven by dispositions in the second quarter of 2025; offset by
•$8.1 million increase in cash used for real estate development and capital improvements in the first nine months of 2025.
The Company had 22 active development, redevelopment or anchor repositioning projects with total estimated costs of $149.1 million, of which $76.6 million had been incurred and $72.5 million remained to be funded as of September 30, 2025.
The following summarizes capital expenditures presented on a cash basis for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
(Amounts in thousands)	2025	2024
Capital expenditures:
Development and redevelopment costs	$45,841	$44,664
Capital improvements	21,821	16,839
Tenant improvements and allowances	6,461	4,147
Total capital expenditures	$74,123	$65,650

Financing Activities
Net cash flow used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $66.4 million for the nine months ended September 30, 2025 increased by $27.4 million from $39.0 million for the nine months ended September 30, 2024. The increase is primarily due to:
•$130.2 million decrease in proceeds from the issuance of common shares;
•$10.8 million increase in distributions to shareholders and unitholders of the Operating Partnership; and
•$0.2 million decrease in cash contributed by noncontrolling interests; offset by
•$113.1 million increase in mortgage proceeds and credit facility borrowings, net of debt repayments; and
•$0.7 million decrease in debt issuance costs driven by the financing and refinancing of multiple properties in the first nine months of 2024.

Contractual Obligations
We have contractual obligations related to our mortgage loans and line of credit that are both fixed and variable. As of September 30, 2025, our only variable rate exposure was related to our line of credit that bears interest at a floating rate based on SOFR plus an applicable margin of 1.03%. Further information on our mortgage loans and line of credit can be found in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of September 30, 2025, our variable rate debt outstanding had rates indexed to SOFR.

	2025					2024
(Amounts in thousands)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate debt	$—		N/A	$—		$100,905		5.36%
Fixed rate debt	1,646,464		5.03%	—	(2)	1,532,915		5.02%
	$1,646,464	(1)		$—		$1,633,820	(1)
(1) Excludes unamortized debt issuance costs of $14.3 million and $14.1 million as of September 30, 2025 and December 31, 2024, respectively. Debt issuance costs related to our unsecured credit facility are included within prepaid expenses and other assets on the consolidated balance sheets.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $16.5 million based on outstanding balances as of September 30, 2025.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of September 30, 2025, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivative instruments are assessed quarterly and as of September 30, 2025, both meet the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2025, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks
As of September 30, 2025, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2025 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2025, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2025 - July 31, 2025	—	$—	—	$145,900,000
August 1, 2025 - August 31, 2025	—	—	—	$145,900,000
September 1, 2025 - September 30, 2025	—	—	—	$145,900,000
Total	—	$—	—
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

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended September 30, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: October 29, 2025

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: October 29, 2025