Form 10-K
period 2025-12-31
Urban Edge Properties; Urban Edge Properties LP
filed 2026-02-11
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
        Urban Edge Properties    YES ☐   NO ☒         Urban Edge Properties LP     YES ☐   NO ☒

As of June 30, 2025, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Common Shares held by non-affiliates of the Registrant was approximately $2.5 billion based upon the last reported sale price of $18.66 per share on the New York Stock Exchange on such date.

As of February 6, 2026, Urban Edge Properties had 125,956,087 common shares outstanding. There is no public trading market for the common units of Urban Edge Properties LP. As a result, the aggregate market value of the common units held by non-affiliates of Urban Edge Properties LP cannot be determined.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference information from certain portions of the Urban Edge Properties’ definitive proxy statement for the 2026 annual meeting of shareholders to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year covered by this Annual Report.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE” and “Urban Edge” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of December 31, 2025, UE owned an approximate 94.9% ownership interest in UELP. The remaining approximate 5.1% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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
The Company believes it is important to understand the few differences between UE and UELP in the context of how UE and UELP operate as a consolidated company. The financial results of UELP are consolidated into the financial statements of UE. UE does not have any other significant assets, liabilities or operations, other than its investment in UELP, nor does it have employees of its own. UELP, not UE, generally executes all significant business relationships other than transactions involving the securities of UE. UELP holds substantially all of the assets of UE and retains the ownership interests in the Company's joint ventures. UELP conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by UE, which are contributed to the capital of UELP in exchange for units of limited partnership in UELP, as applicable, UELP generates all remaining capital required by the Company’s business. These sources may include working capital, net cash provided by operating activities, borrowings under its unsecured line of credit and term loans, the issuance of secured and unsecured debt and equity securities and proceeds received from the disposition of certain properties.
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

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2025

FORWARD-LOOKING STATEMENTS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Annual Report on Form 10-K. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) macroeconomic conditions, including geopolitical conditions and instability, and international trade disputes, including any related tariffs, which may lead to rising inflation, adverse impacts to supply chains, and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (ii) the economic, political and social impact of, and uncertainty relating to, epidemics and pandemics; (iii) the loss or bankruptcy of major tenants; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (v) the impact of e-commerce on our tenants’ business; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors; (ix) the Company’s ability to pay down, refinance, hedge, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (collectively, our Corporate Responsibility or “CR”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting CR metrics and meeting CR goals and targets, and the impact of governmental regulation on our CR efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for the year ended December 31, 2025. A reader should also review carefully our audited consolidated financial statements and the notes thereto included in this Report.

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

PART I - FINANCIAL INFORMATION

ITEM 1.    BUSINESS
The Company
Urban Edge Properties (“UE”, “Urban Edge” or the “Company”) (NYSE: UE) is a Maryland REIT that owns, manages, acquires, develops, and redevelops retail real estate, primarily in the Washington, D.C. to Boston corridor. Urban Edge Properties LP (“UELP” or the “Operating Partnership”) is a Delaware limited partnership formed to serve as UE’s majority-owned partnership subsidiary and to own, through affiliates, all of our real estate and other assets. Our portfolio is currently comprised of 69 shopping centers, two outlet centers and two malls totaling approximately 17.2 million square feet (“sf”) of gross leasable area with a consolidated occupancy rate of 90.1%.
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
Maximize the value of existing properties through proactive management. We intend to maximize the value of each of our assets through comprehensive, proactive management encompassing: continuous asset evaluation for highest-and-best-use; targeted leasing to desirable credit tenants; and efficient and cost-conscious day-to-day operations that minimize operating expenses while enhancing property quality. Repurposing retail real estate with high-quality retailers, with a focus on grocers, discounters, big-box retailers, entertainment offerings, and elevated food offerings is increasingly important to our business plan. Leasing and asset management add value through:
•Increasing rental rates through the negotiation of contractual rental increases during the term of leases with our tenants, the renewal of expiring leases or the leasing of space to new tenants at higher rental rates while limiting vacancy and downtime;
•Monitoring retailer sales, merchandising, store operations, timeliness of payments, overall financial condition and related factors to limit exposure to any single tenant’s financial or operating difficulties while expanding relationships with strong, growing retailers;
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

Develop and redevelop assets to their highest and best use. Our existing portfolio presents considerable opportunity to generate additional income at attractive returns by redeveloping underutilized existing space, developing new space through expanding our properties and developing pad sites. As of December 31, 2025, we had $165.5 million of active development, redevelopment, and anchor repositioning projects, of which $85.6 million remains to be funded. These projects are expected to generate an approximate 14% unleveraged yield. We will continue to explore opportunities throughout our portfolio to achieve similar upgrades in tenancy, to densify sites where feasible and to repurpose certain retail space to its highest and best use.
Invest in target markets. We intend to selectively deploy capital through acquisitions in our target markets that meet our criteria for risk-adjusted returns and enhance the overall quality of our existing portfolio. At the same time, we plan to sell assets that no longer meet our return requirements or strategic objectives. Investment considerations for acquisitions include:
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
Maintain capital discipline. We intend to keep our balance sheet flexible and capable of supporting growth. We expect to generate increasing levels of cash flow from internally generated funds and to have substantial borrowing capacity under our unsecured line of credit and delayed draw term loans, general access to equity markets and from potential secured debt financing on our existing assets.

Corporate Responsibility Achievements, Initiatives, and Objectives
We seek to drive financial performance while engaging in environmentally and socially responsible business practices grounded in sound corporate governance. We believe that disclosure of our Corporate Responsibility practices allows our stakeholders to see our company holistically and understand its trajectory beyond fundamentals and financial metrics. The Company’s Board of Trustees oversees our Corporate Responsibility program with initial oversight responsibilities delegated to the Corporate Governance and Nominating Committee. Internally, we have a Corporate Responsibility Steering Committee (the “Steering Committee”) comprised of executives, senior leadership and other personnel of the Company. The Steering Committee meets periodically and is focused on setting, implementing, tracking, measuring, and communicating our progress related to Corporate Responsibility initiatives. The Steering Committee has developed a comprehensive suite of policies that inform and guide our approach and drive our Corporate Responsibility goals forward. We have aligned our sustainability practices in accordance with the Global Reporting Initiative standards as well as the Sustainability Accounting Standards Board and the Task Force on Climate-Related Financial Disclosures frameworks. On an annual basis, we publish a Corporate Responsibility Report and complete a GRESB submission to continue to measure our progress. Additionally, we have conducted a materiality assessment to determine which environmental, social and governance issues matter most to our stakeholders, tenants and employees. We routinely reassess our plans and policies to evaluate compliance with regional and national requirements as well as industry best practices.

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

Social
Supporting the communities we serve is a core pillar of our Corporate Responsibility mission. Our community involvement includes donations to various charitable organizations and relief funds as well as hosting community focused events at our properties that often include food and clothing drives. Many of these organizations and drives directly benefit the people and neighborhoods in which our properties are located. The Company has a volunteer initiative that embodies our commitment to fostering a culture of compassion, spearheading fundraising efforts that make a positive impact and that empowers employees to engage in meaningful volunteer work.
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

Human Capital
As of December 31, 2025, we had 104 employees. We believe that our people are our most valuable asset. Our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. Accordingly, we strive to offer competitive salaries and employee benefits to all employees and monitor salaries in our market areas. We provide professional training and development workshops and aim to provide a workplace environment where employees are informed, engaged, feel empowered, and can succeed. The Company also has a mentorship program designed to provide members of the team an opportunity to expand their knowledge and experience through one-on-one mentorship with an employee from another department. The goal of this initiative is to promote cross-functional learning while providing opportunities for professional and personal growth.
Further information on our Corporate Responsibility practices can be found on our website in the Corporate Responsibility section. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.
Our headquarters is located at 12 East 49th Street, New York, NY 10017.

Significant Tenants
None of our tenants accounted for more than 10% of total revenues in any of the years ended December 31, 2025, 2024 and 2023. The TJX Companies is our largest tenant and accounted for approximately $26.5 million, or 5.6%, of our total revenue for the year ended December 31, 2025.

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

RISKS RELATED TO OUR BUSINESS AND OPERATIONS
Inflation, cost of capital and related volatility in the economy could negatively impact our results of operations and our tenants.
Inflation in the United States accelerated rapidly during 2021 and 2022 and has since moderated. Though significantly lower than the peaks of 2021 and 2022, current inflation still surpasses levels prior to 2021 and may increase again in the future. Rising inflation, and any related impacts, including increased prices for consumer goods and higher interest rates and wages, and any fiscal or other policy interventions by the U.S. government in reaction to such events, could negatively impact our results of operations, and could also negatively impact our tenants’ businesses. Most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, although some larger tenants have capped the amount of these operating expenses they are responsible for under their lease. However, there can be no assurance that our tenants will be able to absorb these expense increases and be able to continue to pay us their portion of operating expenses, capital expenditures and rent. While our leases generally provide for fixed annual rent increases, high levels of inflation would likely outpace our contractual rent increases. As a result, our business, financial condition, results of operations, cash flows, liquidity and ability to satisfy our debt service obligations and to pay dividends and distributions to shareholders could be adversely affected over time. The duration and extent of any prolonged periods of inflation, and any related adverse effects on our results of operations, financial condition or cost of capital, remain inherently uncertain and could also adversely impact our future business plans and ability to accretively fund future growth.
Additionally, inflationary pricing has had and may continue to have a negative effect on the construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor and services from third-party contractors and suppliers. Certain mitigating factors and contingencies are built into our contracts; however, no assurance can be given that our efforts at mitigation will be successful. Higher construction costs could adversely impact our investments in real estate assets and expected yields on our redevelopment projects.

International trade disputes, including U.S. trade tariffs and retaliatory tariffs, or anticipation of the same, could adversely impact our business.
International trade disputes, including threatened or implemented tariffs imposed by the U.S. and threatened or implemented tariffs imposed by foreign countries in retaliation, could adversely impact our business. Many of our tenants sell imported goods, and tariffs or other trade restrictions could materially increase costs for these tenants. To the extent our tenants are unable to pass these costs on to their customers, our tenants’ operations could be adversely impacted, which among other things, could weaken demand by those tenants for our real estate. If the operations of potential future tenants are similarly adversely impacted, overall demand for our real estate may also weaken. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures that directly impact our costs, such as costs for steel, lumber and other materials applicable to our development and redevelopment projects. Trade disputes could also adversely impact global supply chains, which could further increase costs for us and our tenants or delay delivery of key inventories and supplies.

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
E-commerce is a vital part of our tenants’ businesses and continues to gain popularity, with growth in internet sales likely to continue in the future. Additionally, many of our tenants face increasing competition from E-commerce, which has previously affected, and could continue to affect in the future, decisions made by current and prospective tenants in leasing space and how they compete and innovate in a rapidly changing retail environment, including potentially reducing the size or number of their traditional “brick and mortar” retail locations in the future and increasing reliance on E-commerce and alternative distribution channels. For example, many tenants also permit merchandise purchased on their websites to be picked up at, or returned to, their physical store locations, which may have the effect of decreasing the reported amount of their in-store sales and the amount of rent we are able to collect from them (particularly with respect to those tenants who pay rent based on a percentage of their in-store sales). We cannot predict with certainty how growth in e-commerce will impact the demand for space at our properties or revenue generated at traditional store locations in the future. If the continued shift towards e-commerce results in any of the impacts noted above, our cash flow, financial condition and results of operations could be materially and adversely affected.
Retail real estate is a competitive business.
Competition in the retail real estate industry is intense. There are numerous public and private retail real estate companies that compete with our efforts to attract customers to our properties, as well as to attract anchor, non-anchor and other tenants. Other owners and developers may attempt to take existing tenants from our shopping centers by offering lower rents or other incentives to compel them to relocate. This competition could have a material adverse effect on our ability to lease space and on the amount of rent and expense reimbursements that we receive.

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
If our tenants decide not to renew their leases upon their expiration, or if we exercise our right to replace an existing tenant, we may not be able to relet the space on terms comparable to prior leases or at all. Spaces that accounted for approximately 12.1% of physical occupancy were vacant as of December 31, 2025, excluding leases signed but not commenced. In addition, leases accounting for approximately 22% of our annualized base rent for the fiscal year ended December 31, 2025 are scheduled to expire within the next three years. Even if tenants do renew or we can relet the space, the terms of the renewal or reletting, taking into account among other things, the cost of improvements to the property and leasing commissions, may be less favorable than the terms in the expired leases. In addition, changes in space utilization by our tenants may impact our ability to renew or relet space without the need to incur substantial costs in renovating or redesigning the internal configuration of the relevant property. If we are unable to promptly renew the leases or relet the space at similar rates or if we incur substantial costs in renewing or reletting the space, or if we are unable to renew or relet the space at all, our cash flow and ability to service debt obligations and pay dividends and other distributions to security holders could be adversely affected.

Bankruptcy or insolvency of tenants may decrease our revenues, net income and available cash.
From time to time, certain of our tenants have become insolvent or declared bankruptcy and other tenants may declare bankruptcy or become insolvent in the future. Tenants who file for bankruptcy protection have the legal right to reject any or all of their leases and close related stores. A tenant in bankruptcy may also attempt to renegotiate their lease or request significant rent concessions. In the event that a tenant with a significant number of leases in our properties files for bankruptcy and rejects its leases, we could experience a significant reduction in our revenues, and we may not be able to collect all pre-petition amounts owed by that party. The bankruptcy or insolvency of a major tenant at one of our properties could also result in a lower level of net income and negatively impact our ability to lease other existing or future vacancies at any such property. In addition, our leases generally do not contain restrictions designed to ensure the ongoing creditworthiness of our tenants. The bankruptcy or insolvency of a tenant and the related potential impacts noted above could adversely affect our cash flow, financial condition and results of operations and decrease funds available to pay our indebtedness or make distributions to shareholders.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Part II, Item 7 in this Annual Report on Form 10-K and the Notes to the consolidated audited financial statements included in Part II, Item 8 in this Annual Report on Form 10-K.
A significant number of our properties are located in the New York metropolitan area and are affected by the economic cycles there.
Economic conditions in markets where our properties are concentrated can greatly influence our financial performance. A significant number of our properties are located in the New York metropolitan area, and, as such, we are particularly susceptible to adverse economic and other developments in that area. Collectively, our New York metropolitan area properties in the aggregate generated approximately 65% of our annualized base rent as of December 31, 2025. Real estate markets are subject to economic downturns, and we cannot predict the economic conditions in the New York metropolitan area in either the short-term or long-term. Poor economic or market conditions in the New York metropolitan area may adversely affect our cash flow, financial condition and results of operations.

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
We may develop or redevelop properties when we believe that doing so is consistent with our business strategy. As of December 31, 2025, we had 23 active redevelopment projects in which we have invested a total of approximately $79.9 million, and based on our current plans and estimates, we anticipate it will cost an additional $85.6 million to complete. We anticipate engaging in additional development and redevelopment activities in the future. In addition to the risks associated with real estate investments in general as described elsewhere, the risks associated with future development and redevelopment activities include:
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
The current market for acquisitions of properties in our core markets continues to be competitive. There are numerous commercial developers, publicly-traded and privately-held REITs, private equity investors, institutional investment funds and other investors that compete with us in seeking properties for acquisition or redevelopment. This competition may increase the demand for the types of properties in which we typically invest and, therefore, increase the prices paid for such acquisition properties, if we are able to attain them at all. In addition, these competitors have, or may have access to, greater financial resources, greater ability to borrow funds and willingness to accept more risk than we can prudently manage. This competition may result in a higher cost than we are willing to pay or lower rents than we wish to collect. This competition will increase if investments in real estate become more attractive relative to other forms of investment. Competition for investments may reduce the number of suitable investment opportunities available to us and, as a result, adversely affect our ability to grow through acquisitions.
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
•we may underestimate the costs to improve, reposition or redevelop a property, or the time needed to complete the improvement, repositioning or redevelopment;
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
Real estate is relatively difficult to dispose of quickly. Consequently, we may have limited ability to promptly change our portfolio in response to changes in economic or other conditions. Market conditions, including macroeconomic events, interest rate changes and capital availability, may impact our ability to sell properties on our preferred timing and at prices and returns we deem acceptable, if at all. To dispose of low basis deferral or tax-protected properties efficiently, we from time to time use like-kind exchanges, which are intended to qualify for non-recognition of taxable gain but can be difficult to consummate and result in the property for which the disposed assets are exchanged inheriting their low tax bases and other tax attributes (including tax protection covenants). These challenges related to dispositions may limit our flexibility.

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
Real estate is carried at cost, net of accumulated depreciation and amortization. Our properties are individually reviewed for impairment whenever events or changes in circumstances, including declines in property operating performance and general market conditions, indicate that the carrying amount of the property may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis, taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is based on the excess of the property’s carrying amount over its estimated fair value. Recording an impairment charge results in an immediate reduction in our income in the period in which the charge is taken, which could materially and adversely affect our results of operations and financial condition. We did not recognize any impairment charges during the years ended December 31, 2025 or 2024. During the year ended December 31, 2023, we recognized an impairment charge related to an office and retail property located in Brooklyn, NY.

Departure or loss of key management could adversely affect our business and operations.
The success of our business depends, in significant part, on the leadership and performance of our executive management team and other key personnel, and our ability to attract and retain talented employees may significantly impact our future performance. If any of our executive officers or other key personnel were to leave the Company for any reason, we may not be able to replace these individuals with an executive of equal skill, ability, and industry expertise within a reasonable timeframe, which could have a material adverse effect on our cash flow, financial condition and results of operations.

RISKS RELATED TO OUR LIQUIDITY AND INDEBTEDNESS
Risks related to our outstanding debt.
We have historically used moderate levels of leverage and expect to continue to incur indebtedness to support our activities. As of December 31, 2025, our outstanding indebtedness was $1.6 billion, all of which was fixed rate indebtedness. If we are unable to obtain debt financing or refinance existing debt upon maturity on terms favorable to us, or at all, our financial condition and results of operations would likely be adversely affected. As of December 31, 2025, we have approximately $113.5 million of mortgage debt, with a weighted average interest rate of 3.9%, maturing within the next 12 months related to mortgage loans encumbering three of our properties.
As of December 31, 2025, we had no variable rate debt outstanding and our only potential exposure is related to our line of credit, which bears interest at a variable rate based on the Secured Overnight Financing Rate (“SOFR”), plus an applicable margin per the respective loan agreement. We are exposed to risks related to a potential rising interest rate environment for our current or any future variable interest rate debt. While we may enter into interest rate hedging transactions with counterparties, there can be no guarantee that the future financial condition of these counterparties will enable them to fulfill their obligations under such agreements.
If the cost or amount of our debt increases or we cannot refinance our debt in sufficient amounts or on acceptable terms, we are at risk of default on our obligations, which could have a material adverse effect on the Company, including our ability to make distributions to our shareholders.

Covenants in our existing financing agreements may restrict our operating, financing, redevelopment, development, acquisition and other activities.
The mortgages on our properties contain customary covenants such as those that limit our ability, without the prior consent of the lender, to further mortgage the applicable property, reduce insurance coverage, execute certain leases or undertake certain development activities. The agreements for our unsecured line of credit and term loans contain, and any debt that we may obtain in the future may contain, customary restrictions, requirements and other limitations on our ability to incur indebtedness, including covenants (i) that limit our ability to incur debt based upon (1) our ratio of total debt to total assets, (2) our ratio of secured debt to total assets, (3) our ratio of earnings before interest, tax, depreciation and amortization (“EBITDA”) to interest expense and (4) our ratio of EBITDA to fixed charges, and (ii) that require us to maintain a certain level of unencumbered assets to unsecured debt. Our ability to borrow is subject to compliance with these and other covenants. Failure to comply with our covenants could cause a default under the applicable debt instrument and we may then be required to repay such debt with capital from other sources or to give possession of a secured property to the lender. Under those circumstances, other sources of capital may not be available to us or may be available only on unattractive terms.

Defaults on secured indebtedness may result in foreclosure.
In the event that we default on mortgages in the future, either as a result of ceasing to make debt service payments or failing to meet applicable covenants, the lenders may accelerate the related debt obligations and foreclose and/or take control of the properties that secure their loans. As of December 31, 2025, we had $1.6 billion of secured debt outstanding, encumbering 30 of our properties. As of December 31, 2025, we were in compliance with all debt covenants. Further, for tax purposes, the foreclosure of a mortgage may result in the recognition of taxable income related to the extinguished debt without us having received any accompanying cash proceeds. As a result, since we are structured as a REIT, we may be required to identify and utilize sources for distributions to our shareholders related to such taxable income in order to avoid incurring corporate tax or to meet the REIT distribution requirements imposed by the Code.

We may not be able to obtain capital to make investments.
We depend primarily on external financing to fund the growth of our business because one of the requirements of the Code for a REIT is that it distributes at least 90% of its taxable income, excluding net capital gains, to its shareholders. There is a separate requirement to distribute net capital gains or pay a corporate level tax in lieu thereof. Our access to debt or equity financing depends on several factors, including general market conditions, our current and potential future earnings, the market’s perception of our growth potential and risk profile, and our cash distributions. Disruptions in the financial markets could impact the overall amount of debt and equity capital available, our ability to access new capital on acceptable terms and loan-to-value ratios which could cause a tightening of lender underwriting standards and terms and higher interest rate spreads. As such, there can be no assurance that new financing or other capital will be available or available on acceptable terms. The failure to obtain financing or other capital could materially and adversely affect our business, results of operations and financial condition. For information about our available sources of funds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Part II, Item 7 of this Annual Report on

Form 10-K and the Notes to the consolidated audited financial statements included in Part II, Item 8 in this Annual Report on Form 10-K.

RISKS RELATED TO BUSINESS CONTINUITY
We face risks associated with security and cyber security breaches.
We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the internet, malware, computer viruses, attachments to emails, persons inside our organization or persons with access to systems, and other significant disruptions of our Information Technology (“IT”) networks and related systems. Similarly, vendors from whom we receive outsourced IT-related services, including third-party platforms, face the same risks, which could in turn affect us. Our internal and outsourced IT networks and related systems are essential to the operation of our business and our ability to perform day to day operations.
Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including artificial intelligence (“AI”), that circumvent security controls, evade detection and remove forensic evidence. Despite the implementation of security measures for our disaster recovery and business continuity plans, our information systems may be vulnerable and a significant breach could materially and adversely affect our operations, results and financial condition.
Our use of, and reliance on, AI and machine learning technologies, including generative AI tools used by us or by our vendors, presents additional risks. Such technologies may involve the ingestion or processing of proprietary, confidential or sensitive information, and may increase the risk that such information is disclosed, misused or otherwise compromised, including through unintended outputs or model behavior. In addition, vendors may incorporate AI tools into their products or services without disclosing such use to us, and the providers of such tools may not meet existing or evolving legal, regulatory or industry standards related to privacy, data protection or information security.
Any such issues, including a breach or significant and extended disruption in the functioning of our systems, including our primary website, may damage our reputation and cause us to lose availability of our systems data, customers, tenants and revenues, generate third-party claims, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personal identifying and confidential information, and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues, and we may not be able to recover these expenses in whole or in any part from our service providers, responsible parties, or insurance carriers which could have a material adverse effect on our business and operations.
See Part I, Item 1C. “Cybersecurity” in this Annual Report on Form 10-K for further information on our risk management, strategy and governance as it pertains to cyber risks.

Our business and operations would suffer in the event of system failures.
Despite system redundancy, the implementation of security measures and the existence of a disaster recovery plan for our IT infrastructure, our systems are vulnerable to damages from any number of sources, including computer viruses, unauthorized access, energy blackouts, natural disasters, terrorism, war and telecommunication failures. We have placed reliance on third-party managed services to perform a number of IT-related functions and we may experience system difficulties related to our platform and integrating the services provided by third parties. If we experience a system failure or accident that causes interruptions in our operations, we could experience material and adverse disruptions to our business. We may also incur additional costs to remedy damages caused by such disruptions.

Risks related to our properties in Puerto Rico.
Our two properties in Puerto Rico made up approximately 8% of our net operating income (“NOI”) for the year ended December 31, 2025. Puerto Rico has faced significant fiscal and economic challenges in previous years, including its government filing for bankruptcy protection in 2017, and continues to face challenges resulting from natural disasters such as hurricanes and earthquakes. Such events, individually or in the aggregate, can disrupt the local economy and could result in less disposable income for the purchase of goods sold at our properties and the inability of merchants to pay rent and other charges. Any of these events could negatively impact our ability to lease space on terms and conditions we seek and could have a material adverse effect on our business and results of operations.

Natural disasters and climate change could have a concentrated impact on us.
We own properties near the Atlantic Coast and in Puerto Rico which are subject to natural disasters such as hurricanes, floods, earthquakes and storm surges. We also have two properties in California that could be impacted by earthquakes and wildfires. Changing weather patterns and climatic conditions, resulting primarily from climate change, may affect the predictability and frequency of natural disasters and severe weather conditions and create additional uncertainty as to future trends and exposures, including certain areas in which our portfolio is concentrated, such as the New York metropolitan area. As a result, we could become subject to business interruption, significant losses and repair costs. We maintain comprehensive, all-risk property and rental value insurance coverage on our properties, however losses resulting from a natural disaster may be subject to a deductible or not fully covered and such losses could adversely affect our cash flow, financial condition and results of operations.

Some of our potential losses may not be covered by insurance.
We maintain numerous insurance policies including for general liability, property, pollution, acts of terrorism, trustees’ and officers’, cyber, workers’ compensation and automobile-related liabilities which we believe are of the types and amounts customarily obtained for or by owners of similar types of real property assets located in the areas where our properties are located. All such policies are subject to terms, conditions, exclusions, deductibles and sub-limits, among other limiting factors.
Certain insurance premiums are charged directly to each of the properties but not all of the cost of such premiums are recovered. We are responsible for deductibles, losses in excess of insurance coverage, and the portion of premiums not reimbursable by tenants at our properties, which could be material.
We continue to monitor the state of the insurance market and the scope and costs of available coverage. Certain premiums have increased significantly and may continue to do so in the future. We cannot anticipate what coverage will be available on commercially reasonable terms, or at all, and expect premiums across most coverage lines will continue to increase in light of recent events, including hurricanes and flooding in our core markets. As a result, we may reduce the insurance we procure or we may elect or be compelled to self-insure certain lines of coverage up to certain limits, such as through our wholly-owned captive insurance program. Incurring uninsured losses, costs or uncovered premiums could materially and adversely affect our business, results of operations and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” included in Part II, Item 7 in this Annual Report on Form 10-K and the Notes to the consolidated audited financial statements included in Part II, Item 8 in this Annual Report on Form 10-K.

Terrorist acts and shooting incidents could harm the demand for, and the value of, our properties.
Over the past several years, a number of highly publicized terrorist acts and shootings have occurred at domestic and international retail properties. In the event concerns regarding safety were to alter shopping habits or deter customers from visiting shopping centers, our tenants would be adversely affected, as would the general demand for retail space and the value of our properties. Additionally, if such incidents were to continue, insurance for such acts may become limited or subject to substantial cost increases. Such an incident at one of our properties, particularly one in which we generate a significant amount of revenue, could materially and adversely affect our business, results of operations and financial condition.

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
In March 2024, the SEC issued their final ruling on the “Enhancement and Standardization of Climate-Related Disclosures for Investors” which includes extensive rules aimed at creating consistency, comparability and reliability of climate-related information among public issuers. In April 2024, in response to petitions and litigation from state officials, business and environmental groups alike, the SEC issued an order staying the rules until the litigation process is complete. Subsequently, the SEC withdrew its defense of the rules, but requested that the litigation be resolved on the merits. In September 2025, it was ordered that the litigation would be held in abeyance until the SEC reconsiders or renews its defense of the rules. As of the date of this filing, the timeline for resolution is not easily determinable and it is uncertain whether the rules will be upheld, amended or abolished. The rules would require public issuers to include prescribed climate-related information in their registration statements and annual reports, including information regarding greenhouse gas emissions and climate-related risks and opportunities and related financial impacts, capital expenditures, governance and strategy. Additionally, we may become subject to new compliance requirements and/or new costs or taxes associated with natural resource or energy usage and related emissions (such as a “carbon tax”), which could increase our operating costs. All of these factors could result in additional costs and devoting additional resources to monitor, report and implement various Corporate Responsibility practices.

Compliance or failure to comply with the Americans with Disabilities Act, safety regulations or other requirements could result in substantial costs.
The Americans with Disabilities Act (“ADA”) generally requires that public buildings, including our properties, meet certain federal requirements related to access and use by disabled persons. Investigation of a property may reveal non-compliance with the ADA and could result in the imposition of fines by the federal government or the award of damages to private litigants and/or legal fees to their counsel. We could be required under the ADA to make substantial alterations to, and capital expenditures at, one or more of our properties, including the removal of access barriers, which could materially and adversely affect our business, results of operations and financial condition.
Our properties are also subject to various federal, state and local regulatory requirements such as state and local fire and life safety regulations. If we fail to comply with these requirements, we could incur fines or private damage awards. We do not know whether existing requirements will change or whether compliance with future requirements will require significant unanticipated expenditures. If we incur substantial costs to comply with the ADA and any other legislation, our cash flow, financial condition and results of operations could be adversely affected.

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
The SVP, Chief Information Officer researches the latest technologies and trends used by cybercriminals through publications, conferences and discussions with peers and advisors. Cyber threats identified are communicated to all members of the Company via email to promote awareness and assist with protecting us from potential risks or breaches. All employees are required to undergo regular security awareness trainings and we routinely conduct internal phishing and other exercises to gauge the effectiveness of the trainings and assess the need for continued education and/or areas where improvement may be needed.

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
We utilize a risk-based approach that aligns with the National Institute of Standards and Technology Cybersecurity Framework, and Microsoft best practices. Our policies and procedures are reviewed and updated annually by the Cyber Steering Committee and incorporate third-party assessments to benchmark ourselves against industry standards. The Company utilizes advanced endpoint protection, firewalls, intrusion detection and prevention, threat intelligence, security event logging and correlation, backup and redundancy systems.
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

ITEM 2.    PROPERTIES
As of December 31, 2025, our portfolio was comprised of 69 shopping centers, two outlet centers and two malls totaling approximately 17.2 million sf. We own our two outlet centers, one mall and 54 shopping centers 100% in fee simple. We own a 95% interest in Walnut Creek (Mt. Diablo), an 82.5% interest in Sunrise Mall in Massapequa, NY and lease 14 of our shopping centers under ground and/or building leases. As of December 31, 2025, we had $1.6 billion of outstanding mortgage indebtedness which is secured by our properties. The following pages provide details of our properties as of December 31, 2025.

Property	Total Square Feet (1)	Percent Leased(1)	Weighted Average Annual Rent per sq ft (2)	Major Tenants

RETAIL PORTFOLIO:
California:
Walnut Creek (Mt. Diablo)(4)	7,000	100.0%	$70.56	Sweetgreen
Walnut Creek (Olympic)	31,000	100.0%	80.50	Anthropologie

Connecticut:
Newington Commons	189,000	90.0%	10.52	Walmart, Bob's Discount Furniture

Maryland:
Goucher Commons	155,000	100.0%	26.53	Sprouts, HomeGoods, Five Below, Ulta, Kirkland's, DSW, Golf Galaxy, La-Z-Boy
Rockville Town Center	98,000	100.0%	13.37	Regal Entertainment Group
The Village at Waugh Chapel(5)	382,000	95.7%	24.62	Safeway, Marshalls, HomeGoods, T.J. Maxx, LA Fitness
Wheaton (leased through 2060)(3)	66,000	100.0%	18.35	Best Buy
Woodmore Towne Centre	712,000	98.5%	17.99	Costco, Wegmans, At Home, Best Buy, LA Fitness, Nordstrom Rack

Massachusetts:
Brighton Mills(5)	91,000	100.0%	26.50	Star Market, Petco
Cambridge (leased through 2033)(3)	48,000	100.0%	28.58	PetSmart, Central Rock Gym
Gateway Center	640,000	99.6%	9.66	Costco, Target, Home Depot, Total Wine, Boot Barn (lease not commenced)
Shoppers World	754,000	100.0%	23.07	T.J. Maxx, Marshalls, HomeSense, Sierra Trading, Public Lands, Golf Galaxy, Nordstrom Rack, Hobby Lobby, AMC, Kohl's, Best Buy
The Shops at Riverwood	79,000	100.0%	27.45	Price Rite, Planet Fitness, Goodwill
Wonderland Marketplace	140,000	100.0%	14.44	Planet Fitness, Marshalls, Burlington, Get Air

Missouri:
Manchester Plaza	131,000	100.0%	12.18	Pan-Asia Market, Academy Sports, Bob's Discount Furniture

New Hampshire:
Salem (leased through 2102)(3)	39,000	100.0%	10.82	Fun City

New Jersey:
Bergen Town Center - East(5)	209,000	100.0%	20.40	Lowe's, Best Buy
Bergen Town Center - West	1,011,000	97.3%	34.30	Target, Whole Foods Market, Burlington, Marshalls, Nordstrom Rack, Saks Off 5th, HomeGoods, H&M, Bloomingdale's Outlet, Nike Factory Store, Old Navy, Kohl's, World Market
Briarcliff Commons	180,000	100.0%	25.13	Uncle Giuseppe's, Kohl's
Brick Commons	281,000	100.0%	22.62	ShopRite, Kohl's, Marshalls, Old Navy
Brunswick Commons	427,000	100.0%	16.17	Lowe's, Kohl's, Dick's Sporting Goods, P.C. Richard & Son, T.J. Maxx, LA Fitness

Carlstadt Commons (leased through 2050)(3)	78,000	98.3%	21.78	Food Bazaar
Garfield Commons	298,000	100.0%	16.75	Walmart, Burlington, Marshalls, PetSmart, Ulta
Greenbrook Commons	170,000	100.0%	20.20	BJ's Wholesale Club, Aldi
Hackensack Commons	275,000	100.0%	26.53	The Home Depot, 99 Ranch, Staples, Petco
Hanover Commons	343,000	100.0%	24.00	The Home Depot, Dick's Sporting Goods, Saks Off 5th, Marshalls
Heritage Square	87,000	100.0%	31.74	HomeSense, Sierra Trading Post, Ulta
Hudson Commons	236,000	96.1%	14.88	Lowe's, P.C. Richard & Son, Boot Barn
Hudson Mall	359,000	80.8%	21.18	Marshalls, Retro Fitness, Staples, Old Navy, Burlington (lease not commenced), national off-price retailer (lease not commenced)
Kearny Commons	123,000	100.0%	25.53	LA Fitness, Marshalls, Ulta
Ledgewood Commons	447,000	80.0%	17.30	Walmart, Ashley Furniture, Barnes & Noble, Burlington, DSW, Marshalls, Old Navy, Ulta
Lodi Commons	43,000	96.3%	23.23	Dollar Tree
Manalapan Commons	194,000	99.0%	23.77	Best Buy, Raymour & Flanigan, PetSmart, Avalon Flooring, Atlantic Health, Nordstrom Rack
Marlton Commons	224,000	100.0%	19.32	ShopRite, Kohl's, PetSmart
Millburn Gateway Center	104,000	92.2%	32.22	Trader Joe's, CVS, PetSmart
Montclair	18,000	100.0%	35.20	Whole Foods Market
Paramus (leased through 2033)(3)	63,000	100.0%	49.97	24 Hour Fitness
Plaza at Cherry Hill	414,000	67.3%	16.28	Aldi, Total Wine, LA Fitness, Raymour & Flanigan, Guitar Center
Plaza at Woodbridge	294,000	97.1%	21.92	Best Buy, Raymour & Flanigan, Lincoln Tech, UFC Gym, Trader Joe's, national off-price retailer (lease not commenced)
Rockaway River Commons	189,000	100.0%	15.88	ShopRite, T.J. Maxx
Rutherford Commons (leased through 2099)(3)	196,000	100.0%	13.96	Lowe's
Stelton Commons (leased through 2039)(3)	56,000	100.0%	22.22	Staples, Party City
Tonnelle Commons	410,000	100.0%	23.47	BJ's Wholesale Club, Walmart, PetSmart
Totowa Commons	272,000	100.0%	22.58	The Home Depot, Staples, Tesla, Lidl (lease not commenced), Boot Barn (lease not commenced)
Town Brook Commons	232,000	87.0%	14.94	Stop & Shop, Kohl's
West Branch Commons	279,000	98.7%	17.50	Lowe's, Burlington
West End Commons	241,000	100.0%	11.99	Costco, The Tile Shop, La-Z-Boy, Petco, Da Vita Dialysis
Woodbridge Commons	225,000	100.0%	14.38	Walmart, Dollar Tree, Advance Auto Parts

New York:
Amherst Commons	311,000	98.1%	11.35	BJ's Wholesale Club, Burlington, LA Fitness, Ross Dress for Less, Bob's Discount Furniture
Bruckner Commons(5)	335,000	90.2%	42.18	ShopRite, Burlington, BJ's Wholesale Club (lease not commenced), national off-price retailer (lease not commenced)
Burnside Commons	100,000	90.2%	18.55	Bingo Wholesale
Cross Bay Commons	44,000	100.0%	43.08	Northwell Health
Dewitt (leased through 2041)(3)	46,000	100.0%	19.36	Best Buy
Forest Commons	165,000	92.6%	26.94	Western Beef, Planet Fitness, Advance Auto Parts, NYC Public School
Gun Hill Commons	81,000	100.0%	40.82	Aldi, Planet Fitness
Henrietta Commons (leased through 2056)(3)	165,000	97.9%	4.76	Kohl's
Huntington Commons	208,000	99.7%	23.01	ShopRite, Marshalls, Old Navy, Petco, Burlington
Kingswood Crossing	108,000	100.0%	48.15	Target, Marshalls, Maimonides Medical, Visiting Nurse Services, Emblem Health
Meadowbrook Commons (leased through 2040)(3)	44,000	100.0%	24.54	Bob's Discount Furniture
Mount Kisco Commons	189,000	100.0%	18.15	Target, Stop & Shop
New Hyde Park (leased through 2029)(3)	101,000	100.0%	23.41	Stop & Shop
Shops at Bruckner(5)	113,000	100.0%	40.01	Aldi, Marshalls, Five Below, Old Navy
Yonkers Gateway	448,000	98.6%	22.09	Burlington, Marshalls, HomeSense, Best Buy, DSW, PetSmart, Alamo Drafthouse Cinema, Wren Kitchens, national grocer (lease not commenced)

Pennsylvania:
Broomall Commons(5)	170,000	100.0%	15.86	Amazon Fresh, Planet Fitness, PetSmart, Nemours Children's Hospital, Picklr (lease not commenced)
Lincoln Plaza	228,000	100.0%	5.67	Lowe's, Community Aid, Mattress Firm
Marten Commons	185,000	100.0%	15.98	Kohl's, Ross Dress for Less, Staples, Petco
Wilkes-Barre Commons	184,000	100.0%	13.55	Bob's Discount Furniture, Ross Dress for Less, Marshalls, Petco, Wren Kitchens
Wyomissing (leased through 2065)(3)	76,000	100.0%	16.58	LA Fitness, PetSmart

South Carolina:
Charleston (leased through 2063)(3)	45,000	100.0%	15.96	Best Buy

Virginia:
Norfolk (leased through 2069)(3)	114,000	100.0%	8.56	BJ's Wholesale Club

Puerto Rico:
Shops at Caguas	356,000	96.9%	33.07	Sector Sixty6, Old Navy, Foot Locker
The Outlets at Montehiedra(5)	538,000	96.9%	24.37	Ralph's Food Warehouse, The Home Depot, Marshalls, Caribbean Cinemas, Old Navy, T.J. Maxx, Burlington
Total Retail Portfolio	15,894,000	96.7%	$21.50

Sunrise Mall(4)(5)(6)	1,228,000	5.1%	20.27	Dick's Sporting Goods
Total Urban Edge Properties	17,122,000	90.1%	$21.50
(1) Percent leased is expressed as the percentage of gross leasable area subject to a lease, excluding temporary tenants. The Company also excludes 58,000 sf of self-storage from the report above.
(2) Weighted average annual rent per square foot including ground leases and executed leases for which rent has not commenced is calculated by annualizing tenants’ current base rent (excluding any free rent periods), and excluding tenant reimbursements, concessions and storage rent. Excluding the ground leases where the Company is the lessor, the weighted average annual rent per square foot for our retail portfolio is $24.08 per square foot.
(3) The Company is a lessee under a ground or building lease. The total square feet disclosed for the building will revert to the lessor upon lease expiration.
(4) We own 95% of Walnut Creek (Mt. Diablo) and 82.5% of Sunrise Mall with the remaining portions in each case owned by joint venture partners.
(5) Not included in the same-property pool for the purposes of calculating same-property metrics for the quarters ended December 31, 2025 and 2024. See “Non-GAAP Financial Measures” included in Part II, Item 7 of this Annual Report on Form 10-K for more information.
(6) A portion of the property is under a ground lease through 2069.

As of December 31, 2025, we had approximately 1,100 leases. Tenant leases under 10,000 square feet generally have lease terms of five years or less. Tenant leases comprising 10,000 square feet or more generally have lease terms of 10 to 25 years and are considered anchor leases with one or more renewal options available upon expiration of the initial lease term. The majority of our leases provide for reimbursements of real estate taxes, insurance and common area maintenance charges (including roof and structure in shopping centers, unless it is the tenant’s direct responsibility), and percentage rents based on tenant sales volume. Percentage rents accounted for approximately 1% of our total revenues for the year ended December 31, 2025.

Occupancy
The following table sets forth the consolidated retail portfolio leased occupancy rate (excluding industrial, self-storage space and Sunrise Mall), square footage and weighted average annual base rent per square foot of properties in our retail portfolio as of December 31 for the last five years:

	December 31,
	2025	2024(1)	2023(1)	2022	2021
Total square feet	15,894,000	16,064,000	15,522,000	14,495,000	14,469,000
Occupancy rate	96.7%	96.8%	95.9%	94.3%	91.1%
Average annual base rent per sf	$21.50	$20.79	$19.93	$19.89	$19.70
(1) Excludes Kingswood Center for the year ended December 31, 2023. In June 2024, Kingswood Center was foreclosed on, and the lender took possession of the property.

The following table sets forth the occupancy rate, square footage and weighted average annual base rent per square foot of our industrial properties as of December 31 for the last five years:

	December 31,
	2025	2024	2023	2022	2021
Total square feet	—	—	127,000	1,345,000	1,345,000
Occupancy rate	—%	—%	100.0%	100.0%	100.0%
Average annual base rent per sf	$—	$—	$13.35	$8.89	$6.04

Major Tenants
The following table sets forth information for our ten largest tenants by total revenues for the year ended December 31, 2025:

Tenant	Number of Stores	Square Feet	% of Total Square Feet	2025 Revenues(1) (in thousands)	% of Total Revenues
The TJX Companies(2)	28	873,159	5.1%	$26,524	5.6%
Walmart	5	780,788	4.6%	17,531	3.7%
Lowe’s Companies	6	976,415	5.7%	14,564	3.1%
Burlington	11	532,514	3.1%	14,122	3.0%
Kohl’s	9	855,561	5.0%	14,024	3.0%
The Home Depot	5	538,742	3.1%	13,891	2.9%
Best Buy	9	412,305	2.4%	12,718	2.7%
ShopRite	5	361,053	2.1%	9,892	2.1%
BJ’s Wholesale Club	4	454,297	2.7%	9,519	2.0%
PetSmart	11	237,034	1.4%	8,969	1.9%
(1) Based on contractual revenues as determined by the tenants’ operating lease agreements.
(2) Includes Marshalls (16), T.J. Maxx (5), HomeGoods (3), HomeSense (3), and Sierra Trading Post (1).

Lease Expirations
The following table sets forth the anticipated expirations of tenant leases in our consolidated retail portfolio for each year from 2026 through 2036 and thereafter, assuming no exercise of renewal options or early termination rights:

			Percentage of	Weighted Average Annual
	Number of	Square Feet of	Retail Properties	Base Rent of Expiring Leases
Year	Expiring Leases	Expiring Leases	Square Feet	Total	Per Square Foot

Month-To-Month	27	71,000	0.4%	$2,082,430	$29.33
2026	69	363,000	2.3%	11,296,560	31.12
2027	145	1,486,000	9.3%	27,297,820	18.37
2028	120	1,228,000	7.7%	32,271,840	26.28
2029	168	2,800,000	17.6%	68,348,000	24.41
2030	111	2,546,000	16.0%	41,270,660	16.21
2031	92	1,720,000	10.8%	33,110,000	19.25
2032	66	581,000	3.7%	13,200,320	22.72
2033	61	857,000	5.4%	19,025,400	22.2
2034	67	1,006,000	6.3%	23,510,220	23.37
2035	69	941,000	5.9%	22,367,570	23.77
2036	37	452,000	2.8%	9,360,920	20.71
Thereafter	46	1,311,000	8.5%	27,163,920	20.72
Subtotal/Average	1,078	15,362,000	96.7%	$330,283,000	$21.50
Vacant	103	532,000	3.3%	N/A	N/A
Total(1)	1,181	15,894,000	100.0%	$330,283,000	N/A
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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Urban Edge Properties

Market Information and Dividends
Our common shares are listed on the NYSE under the symbol “UE”. Our common shares began “regular way” trading on January 15, 2015. As of February 6, 2026, there were approximately 1,005 holders of record of our common shares.
The Company elected to be taxed as a REIT under sections 856-860 of the Code, commencing with the filing of its 2015 tax return for its tax year ended December 31, 2015. So long as the Company qualifies as a REIT under the Code, the Company will not be subject to U.S. federal income tax on net taxable income that it distributes annually to its shareholders. If we fail to qualify as a REIT for any taxable year, we will be subject to federal income taxes at regular corporate rates and may not be able to qualify as a REIT for the four subsequent taxable years. In addition, the Company’s TRSs are subject to income tax at regular corporate rates.
Future distributions will be declared and paid at the discretion of the Board of Trustees and will depend upon cash generated by operating activities, our financial condition, capital requirements, annual dividend requirements under the REIT provisions of the Code, and such other factors as our Board of Trustees deems relevant.
Our Board of Trustees declared a quarterly dividend of $0.19 and $0.17 per share/unit for each of the four quarters in 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, respectively, the Company declared distributions on common shares and OP units of $0.76 and $0.68 per share/unit in the aggregate. The annual dividend amount may differ from dividends as calculated for federal income tax purposes. Distributions to the extent of our current and accumulated earnings and profits for federal income tax purposes generally will be taxable to a shareholder as ordinary dividend income. Current law provides a deduction of 20% of a non-corporate taxpayer’s ordinary REIT dividends. Distributions in excess of current and accumulated earnings and profits will be treated as a nontaxable reduction of the shareholder’s basis in such shareholder’s shares, to the extent thereof, and thereafter as taxable capital gains. Distributions that are treated as a reduction of the shareholder’s basis in its shares will have the effect of increasing the amount of gain, or reducing the amount of loss, recognized upon the sale of the shareholder’s shares. No assurances can be given regarding what portion, if any, of distributions in 2025 or subsequent years will constitute a return of capital for federal income tax purposes. During a year in which a REIT earns a net long-term capital gain, the REIT can elect under Section 857(b)(3) of the Code to designate a portion of dividends paid to shareholders as capital gain dividends. If this election is made, the capital gain dividends are generally taxable to the shareholder as long-term capital gains.

We have determined the dividends paid on our common shares during 2025 and 2024 qualify for the following tax treatment:

	Total Distribution per Share	Ordinary Dividends	Long Term Capital Gains	Return of Capital
2025	$0.76	$0.75	$0.01	$—
2024	0.68	0.62	0.06	—

Total Shareholder Return Performance
The following performance graph compares the cumulative total shareholder return of our common shares with the Russell 2000 Index, the S&P 500 Index, Dow Jones Equity All REIT (previously SNL U.S. REIT Equity Index) and the Dow Jones US Real Estate Strip Centers (previously SNL U.S. REIT Retail Shopping Center Index) as provided by S&P Capital IQ, for the five years commencing December 31, 2020 and ending December 31, 2025, assuming an investment of $100 and the reinvestment of all dividends into additional common shares during the holding period. Historical stock performance is not necessarily indicative of future results.
The performance graph shall not be deemed incorporated by reference by any general statement incorporating by reference this annual report into any filing under the Securities Act, or the Exchange Act except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under such acts.

COMPARISON OF CUMULATIVE TOTAL RETURN(1)
(1) $100 invested on December 31, 2020 in stock or index, including reinvestment of dividends.

	Cumulative(1) Total Return %	Total Return $ as of
Stock/Index		12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025
UE	78.8	100.0	151.7	117.1	158.3	192.6	178.8
S&P 500	96.2	100.0	128.7	105.4	133.1	166.4	196.2
Russell 2000	34.4	100.0	114.8	91.4	106.8	119.1	134.4
Dow Jones Equity All REIT	26.6	100.0	141.2	105.9	117.9	123.6	126.5
Dow Jones US Real Estate Strip Centers	59.7	100.0	143.9	129.9	143.2	167.6	159.7
(1) Cumulative total return is for the five years commencing December 31, 2020 and ending December 31, 2025.

Urban Edge Properties and Urban Edge Properties LP
Market Information and Distributions
There is no established public market for our general and common limited partnership interests in the operating partnership (“OP Units”). As of February 6, 2026, there were 125,956,087 general partnership units outstanding and 7,257,997 common limited partnership units outstanding, held by approximately 1,005 and 58 holders of record, respectively.
Under the limited partnership agreement of UELP, unitholders may present their common units for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. During the year ended December 31, 2025, 442,382 units were redeemed for common shares and no units were redeemed for cash.

Recent Sales of Unregistered Shares
During the year ended December 31, 2025, the Company issued an aggregate of 442,382 common shares in exchange for 442,382 common limited partnership units held by certain limited partners of the Operating Partnership. All common shares were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act. We relied on the exemption under Section 4(a)(2) based upon factual representations received from the limited partner who received the common shares.
Each time the Company issues common shares (other than in exchange for common limited partnership units when such units are presented for redemption), it contributes the proceeds of such issuance to the Operating Partnership in return for an equivalent number of partnership units with rights and preferences analogous to the shares issued. During the year ended December 31, 2025, in connection with issuances of common shares by the Company pursuant to the Urban Edge Properties 2015 Employee Share Purchase Plan, the Operating Partnership issued an aggregate of 18,370 common limited partnership units to the Company in exchange for approximately $0.3 million, the aggregate proceeds of such common share issuances to the Company. Such units were issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
During the year ended December 31, 2025, 35,352 restricted common shares were forfeited by former employees in connection with their departure from the Company. We did not repurchase any of our equity securities during the year ended December 31, 2025. Our employees will at times surrender common shares owned by them to satisfy statutory minimum federal, state and local tax obligations associated with the vesting of their restricted common shares. During the year ended December 31, 2025, 11,766 restricted common shares were surrendered.
In March 2020, our Board of Trustees authorized a share repurchase program for up to $200 million of the Company’s common shares. During the years ended December 31, 2025 and 2024, no shares were repurchased. As of December 31, 2025, the Company has repurchased 5.9 million common shares at a weighted average share price of $9.22, for a total of $54.1 million. There is approximately $145.9 million remaining for share repurchases under this program.

Equity Compensation Plan Information
Information regarding equity compensation plans is presented in Part III, Item 12 of this Annual Report on Form 10-K and incorporated herein by reference.

ITEM 6.    [RESERVED]
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the consolidated audited financial statements and notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.
This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and provides a year-to-year comparison between 2025 and 2024. A discussion of 2023 items and year-to-year comparisons between 2024 and 2023 are not included in this Annual Report on Form 10-K but can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2025, Urban Edge owned approximately 94.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary that consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of December 31, 2025, our portfolio was comprised of 17.2 million square feet including 69 shopping centers, two outlet centers and two malls.

Economic Considerations
In recent years, microeconomic and macroeconomic conditions have caused volatility in the financial markets, such as the recent impacts as a result of changes in tariff policies and interest rates. The economy continues to face several ongoing issues including inflation risk and elevated interest rates which present potential risks for our business and our tenants. We continue to monitor the impacts of inflation on our operations and measures taken by the Federal Reserve in response to inflationary levels.
During 2025, the Federal Reserve lowered its target range for the federal funds rate by 75 bps via rate cuts in September, October and December. The decision to lower the target range was driven in part by moderate economic growth, a weakened labor market and an increase in unemployment levels. The target rate now sits at a range of 3.50% to 3.75%. While inflation rates have decreased slightly compared to the prior year, they remain elevated in relation to the Federal Reserve’s target of 2%. The current levels of inflation could result in reduced discretionary spending by consumers, putting pricing pressure on rents and limiting the amounts we are able to charge new tenants or tenants up for renewals.
Notwithstanding the foregoing, the Company continued to see strong demand from a variety of tenants wanting to operate in our core markets within the Washington, D.C. to Boston corridor. We believe demand for our centers is, in part, driven by our portfolio being primarily concentrated in first-ring suburban areas within high household income communities and limited new construction, creating high barriers to entry. We continue to maintain a strong balance sheet enabling us to pay off, finance and refinance several mortgage loans during the year, and our mortgage debt now consists entirely of fixed-rate, single asset, non-recourse loans. We believe our strong balance sheet and adequate liquidity provides us with financial flexibility and the capacity to execute on transactions that meet our criteria and align with our growth strategy. We expect to continue to add value to our portfolio through executing our leasing pipeline, active development, redevelopment and anchor repositioning projects, commencing leases signed but not yet opened and identifying additional accretive capital recycling opportunities.

2025 Highlights
Set forth below are highlights of our leasing activities, completed and activated development, redevelopment and anchor repositioning projects, financings, refinancings, and property acquisitions and dispositions:

•Signed 58 new leases totaling 360,691 square feet, including 40 new leases on a same-space(1) basis totaling 205,748 square feet at an average rental rate of $35.88 per square foot on a GAAP basis and $32.59 per square foot on a cash basis, generating average rent spreads of 53.4% on a GAAP basis and 32.0% on a cash basis;
•Renewed or extended 104 leases totaling 1,139,359 square feet, all of which were on a same-space(1) basis, at an average rental rate of $24.64 per square foot on a GAAP basis and $24.27 per square foot on a cash basis, generating average rent spreads of 12.5% on a GAAP basis and 10.8% on a cash basis;
•Acquired one property located in Allston, MA, totaling 91,000 square feet, for a purchase price of $39.2 million, inclusive of transaction costs, at a capitalization rate of 5.4%;
•Sold two non-core properties and one property parcel, totaling 208,000 square feet, for an aggregate gross price of $66.2 million at an average capitalization rate of 4.9%;
•Completed fourteen development, redevelopment and anchor repositioning projects, aggregating $55.3 million, expected to generate an approximate 19% unleveraged yield;
•Activated eleven development, redevelopment, and anchor repositioning projects, aggregating $61.3 million, expected to generate an approximate 14% unleveraged yield;
•Paid off two single-asset, non-recourse, mortgage loans aggregating $73.5 million with a weighted average interest rate of 4.86%;
•Financed one asset with an individual non-recourse mortgage of $123.6 million with a swapped fixed interest rate of 5.1%; and
•Completed the modification of an $80.2 million single-asset, non-recourse mortgage loan, resulting in a reduced interest rate from 6.6% to 6.15% and new maturity date of January 2031 with a three-year extension option.

(1) Same-space leases represent those leases signed on spaces for which there was a previous lease.

2026 Outlook
We intend to create value and grow earnings, funds from operations, and cash flows by:
•Adding essential tenants to our properties and positioning our retail assets with a mix of high-quality, credit tenants including grocers, discounters, big-box retailers, premium healthcare operators and elevated food offerings;
•Managing our balance sheet to allow for flexibility and execution on financing, refinancing, or prepayment opportunities when appropriate;
•Managing and monitoring property operating and general and administrative expenses and identifying opportunities for cost savings and efficiencies;
•Leasing vacant spaces, proactively extending leases, managing the exercise of tenant options and, when possible, replacing underperforming tenants with operators that can pay higher rents and positively impact our properties through increased foot traffic and customer retention;
•Expediting the delivery of space to tenants and the collection of rents from executed leases that have not yet rent commenced;
•Generating additional income from our existing assets by redeveloping underutilized existing space, repositioning anchors, and monetizing unused land by developing new spaces and pad sites and researching additional income producing uses; and
•Recycling capital by divesting smaller assets in non-core markets and low growth assets that may provide desirable proceeds, and acquiring assets that meet our investment criteria in our target markets.

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

Our significant accounting policies are more fully described in Note 3 to the consolidated audited financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. The following accounting estimates are considered critical because they are particularly dependent on management’s judgment about matters that have a significant level of uncertainty at the time the accounting estimates are made, and changes to those estimates could have a material impact on our financial condition or operating results.

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
In allocating the purchase price to identified intangible assets and liabilities of an acquired property, the value of above-market and below-market leases is estimated based on the present value of the difference between the contractual amounts, including fixed rate below-market renewal options, to be paid pursuant to the in-place leases and our estimate of the market lease rates and other lease provisions for comparable leases measured over a period equal to the estimated remaining term of the lease. Tenant related intangibles and improvements are amortized on a straight-line basis over the related lease term, including any bargain renewal options. We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired. We consider qualitative and quantitative factors in evaluating the likelihood of a tenant exercising a below-market renewal option and include such renewal options in the calculation of in-place leases. If the value of below-market lease intangibles includes renewal option periods, we include such renewal periods in the amortization period utilized. If a lease terminates prior to its stated expiration, all unamortized amounts relating to that lease are written off.
Since the assessment of fair value and allocation of these amounts is made at the time of acquisition, they are subject to future changes in market conditions and tenants’ ability to continue operations and their exercise of options and renewals. In the case that these assumptions change materially, they could have a material impact on our results and financial statements. During 2025, we acquired one property and utilized the above factors, including the use of a third party, to allocate the purchase price of the property among various assets and liabilities. Further information on these allocations can be found in Part II, Item 8, Note 4 of this Annual Report on Form 10-K. We have had no changes to our methods of fair value assessment and allocations during the year ended December 31, 2025.

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
During the year ended December 31, 2025, we have had no changes to the methods or assumptions used in our assessment of fair value of our real estate assets and have not incurred any material impairments. Further information on impairments can be found in Part II, Item 8, Note 9 of this Annual Report on Form 10-K. We operate in a business that has significant investments in real estate and our estimates of valuation are subject to current market conditions and tenant operations, which drive future cash flows, and are beyond our control. As these factors can result in changes to our estimates and result in material impairment losses, this is deemed a critical accounting estimate.

Recent Accounting Pronouncements
Refer to Note 3 to the consolidated audited financial statements in Part II, Item 8 of this Annual Report on Form 10-K for information about recently issued and recently adopted accounting principles.

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
Our primary cash expenditures consist of our property operating and capital costs, general and administrative expenses, and interest and debt expense. Property operating expenses include real estate taxes, repairs and maintenance, management expenses, insurance and utilities; general and administrative expenses include payroll, professional fees, information technology, office expenses and other administrative expenses; and interest and debt expense primarily consists of interest on our mortgage debt, our unsecured line of credit and borrowings under our term loans. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty such as recent market volatility resulting from changes in tariff policies and the geopolitical climate. Increased tariffs on foreign imports could have a material impact on the cost of certain raw materials and goods and adversely affect the results of our operations or the operations of our tenants, and could also temper consumer spending. While most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses, there is no guarantee we will be able to recoup all such amounts, and some larger tenants have capped the amount of these operating expenses they are responsible for under their lease.
In recent years, rising inflation has resulted in several interest rate hikes by the Federal Reserve, significantly increasing the cost of borrowing. During 2025, inflation began to abate and the Federal Reserve lowered its target range for the federal funds rate by 75 bps to a range of 3.50% to 3.75%. While interest rates and inflation have decreased compared to the prior year, both remain at elevated levels compared to the Federal Reserve’s target of 2%, and could remain at this level in the near-term and long-term. We occasionally utilize interest rate derivative agreements to hedge the effect of rising interest rates on our variable rate debt. As of December 31, 2025, all of our outstanding mortgage debt is fixed rate or hedged with interest rate derivative agreements, and our only variable rate debt exposure is related to our unsecured line of credit which has no outstanding balance as of December 31, 2025 and is indexed to SOFR, plus an applicable margin per the agreement. On January 22, 2026, we amended and restated our line of credit and entered into agreements for two delayed draw term loans which are also indexed to SOFR, plus an applicable margin per the respective agreements. As of December 31, 2025, we were counterparty to two interest rate swap agreements, both of which qualify for, and are designated as, hedging instruments. We are actively managing our business to respond to the economic and social impacts from events and circumstances such as those described above. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for more information.
The following provides an overview of our key non-GAAP measures based on our consolidated results of operations (refer to NOI, same-property NOI and Funds From Operations applicable to diluted common shareholders (“FFO”) described later in this section):

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Net income	$97,510	$75,442
FFO applicable to diluted common shareholders(1)	186,379	186,732
NOI(2)	289,637	273,268
Same-property NOI(2)	241,597	231,610
(1) Refer to page 35 for a reconciliation to the nearest generally accepted accounting principles (“GAAP”) measure.
(2) Refer to page 34 for a reconciliation to the nearest GAAP measure.

Comparison of the Year Ended December 31, 2025 to December 31, 2024
Net income for the year ended December 31, 2025 was $97.5 million, compared to net income of $75.4 million for the year ended December 31, 2024. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items which changed significantly in the year ended December 31, 2025 as compared to the same period in 2024:

	For the Year Ended December 31,
(Amounts in thousands)	2025	2024	$ Change
Total revenue	$471,935	$444,966	$26,969
Depreciation and amortization	139,166	150,389	(11,223)
Real estate taxes	66,428	68,651	(2,223)
Property operating expenses	86,435	78,776	7,659
General and administrative	39,975	37,474	2,501
Gain on sale of real estate	49,695	38,818	10,877
Interest and debt expense	78,232	81,587	(3,355)
(Loss) gain on extinguishment of debt	(534)	21,423	(21,957)
Income tax expense	2,601	2,386	215
Total revenue increased by $27.0 million to $471.9 million in the year ended December 31, 2025 from $445.0 million in the year ended December 31, 2024. The increase is primarily attributable to:
•$21.9 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases, partially offset by tenant vacates; and
•$8.9 million increase as a result of property acquisitions net of dispositions; offset by
•$1.7 million increase in rental revenue deemed uncollectible;
•$1.1 million decrease in non-cash revenues driven by accelerated amortization of below-market lease intangibles in connection with tenant vacates during 2024;
•$0.8 million decrease in lease termination and other income; and
•$0.2 million decrease in percentage rent primarily due to timing of recognition as compared to 2024.
Depreciation and amortization decreased by $11.2 million to $139.2 million in the year ended December 31, 2025 from $150.4 million in the year ended December 31, 2024. The decrease is primarily attributable to:
•$20.3 million decrease primarily related to accelerated depreciation in 2024 on buildings taken out of service for redevelopment; offset by
•$9.1 million increase as a result of property acquisitions net of dispositions.
Real estate tax expense decreased by $2.2 million to $66.4 million in the year ended December 31, 2025 from $68.7 million in the year ended December 31, 2024. The decrease is primarily attributable to:
•$1.1 million increase in capitalized real estate taxes due to the commencement of development, redevelopment and anchor repositioning projects, offset by project completions;
•$0.7 million decrease as a result of successful tax appeals and lower assessments; and
•$0.4 million decrease as a result of property dispositions net of acquisitions.
Property operating expenses increased by $7.7 million to $86.4 million in the year ended December 31, 2025 from $78.8 million in the year ended December 31, 2024. The increase is primarily attributable to:
•$6.6 million higher expenses incurred for common area maintenance and utilities across the portfolio as compared to 2024; and
•$1.1 million increase as a result of property acquisitions net of dispositions.
General and administrative expenses increased by $2.5 million to $40.0 million in the year ended December 31, 2025 from $37.5 million in the year ended December 31, 2024. The increase is primarily attributable to higher employment expenses and other corporate level expenses.
We recognized a gain on sale of real estate of $49.7 million in 2025 related to the sale of two properties and one property parcel. We recognized a gain on sale of real estate of $38.8 million in 2024 related to the sale of three properties.
Interest and debt expense decreased by $3.4 million to $78.2 million in the year ended December 31, 2025 from $81.6 million in the year ended December 31, 2024. The decrease is primarily attributable to:
•$4.9 million decrease due to a lower average balance and lower interest rate on our line of credit;

•$2.9 million decrease in interest expense due to the mortgage debt forgiven in connection with the foreclosure of Kingswood Center; and
•$1.8 million increase in capitalized interest expense due to the commencement of development, redevelopment, and anchor repositioning projects, offset by project completions; offset by
•$4.9 million increase due to new financings and refinancings since the fourth quarter of 2024, net of loan repayments; and
•$1.3 million increase in amortization of deferred financing costs.
We recognized a $1.0 million loss on the extinguishment of debt for the year ended December 31, 2025 related to the modification of the loan secured by the Shops at Caguas due to the substantial change in terms and the prepayment of the mortgage loan secured by the Plaza at Woodbridge, partially offset by a $0.5 million gain on the extinguishment of debt attributable to the return of escrow funds related to the Kingswood Center foreclosure. We recognized a $21.7 million gain on the extinguishment of debt for the year ended December 31, 2024 attributable to the foreclosure settlement of Kingswood Center, partially offset by a $0.3 million loss on extinguishment of debt as a result of the early payoff of three variable rate loans in January 2024.
Income tax expense increased by $0.2 million to $2.6 million in the year ended December 31, 2025 from $2.4 million in the year ended December 31, 2024. The increase is primarily attributable to the income tax impact of the Company’s captive insurance program.

Comparison of the Year Ended December 31, 2024 to December 31, 2023
Discussions of 2024 items and comparisons between the years ended December 31, 2024 and 2023 that are not included in this Report can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, which total 63 properties for the years ended December 31, 2025 and 2024. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process, and results of our captive insurance program during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.
Same-property NOI increased by $10.0 million, or 4.3%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024. Same-property NOI, including properties in redevelopment, increased by $12.8 million, or 5.0%, for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
The following table reconciles net income to NOI, same-property NOI and same-property NOI including properties in redevelopment for the years ended December 31, 2025 and 2024.

	For the year ended December 31,
(Amounts in thousands)	2025	2024
Net income	$97,510	$75,442
Other expense	1,211	897
Depreciation and amortization	139,166	150,389
General and administrative expense	39,975	37,474
Gain on sale of real estate	(49,695)	(38,818)
Interest income	(2,768)	(2,667)
Interest and debt expense	78,232	81,587
Loss (gain) on extinguishment of debt	534	(21,423)
Income tax expense	2,601	2,386
Non-cash revenue and expenses	(17,129)	(11,999)
NOI	289,637	273,268
Adjustments:
Sunrise Mall net operating loss	1,099	1,733
Tenant bankruptcy settlement income and lease termination income	(185)	(1,762)
Non-same property NOI and other(1)	(48,954)	(41,629)
Same-property NOI	$241,597	$231,610
NOI related to properties being redeveloped	25,472	22,668
Same-property NOI including properties in redevelopment	$267,069	$254,278
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process in the periods being compared, and results of the Company’s captive insurance program.

Funds From Operations
FFO applicable to diluted common shareholders for the year ended December 31, 2025 was $186.4 million compared to $186.7 million for the year ended December 31, 2024.
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
The following table reflects the reconciliation of net income to FFO for the years ended December 31, 2025 and 2024.

	For the year ended December 31,
(Amounts in thousands)	2025	2024
Net income	$97,510	$75,442
Less: net (income) loss attributable to noncontrolling interests in:
Operating partnership	(4,992)	(3,978)
Consolidated subsidiaries	1,017	1,099
Net income attributable to common shareholders	93,535	72,563
Adjustments:
Rental property depreciation and amortization	137,547	149,009
Gain on sale of real estate	(49,695)	(38,818)
Limited partnership interests in operating partnership(1)	4,992	3,978
FFO applicable to diluted common shareholders	$186,379	$186,732
(1) Represents earnings allocated to Long-Term Incentive Plan (“LTIP”) and OP unitholders for unissued common shares. LTIP and OP units are excluded for purposes of calculating earnings per diluted share when their effect is anti-dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.19 per common share and OP unit for each of the four quarters in 2025, or an annual rate of $0.76. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
At December 31, 2025, we had an $800 million unsecured line of credit which had a maturity date of February 9, 2027 and included two six-month extension options. The Company obtained seven letters of credit issued under the unsecured line of credit, aggregating $30.2 million, and provided them to mortgage lenders and other entities to secure its obligations in relation to certain reserves and capital requirements. The letters of credit issued under the unsecured line of credit have reduced the amount available under the facility commensurate with their face values but remain undrawn and no separate liability has been recorded in association with them. As of December 31, 2025, there was no outstanding balance under the unsecured line of credit with an available remaining capacity of $769.8 million under the facility, including undrawn letters of credit. On January 22, 2026, we amended and restated the agreement for our unsecured line of credit, which reduced the facility size by $100 million to $700 million and extended the maturity date to June 28, 2030, with two six-month extension options. The previously issued letters of credit were migrated to the amended and restated agreement and remain undrawn. Contemporaneous with the amendment and restatement of the unsecured line of credit, the Company executed agreements for two term loans aggregating $250 million which includes a 5-year maturity and a 7-year maturity of $125 million each, both of which have a 12-month delayed draw feature. See Note 6 to the consolidated audited financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information on our unsecured line of credit and delayed draw term loans.
In August 2025, in connection with the launch of the ATM Program, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million. The ATM Program replaced the Company’s previous at-the-market program established on August 15, 2022. During the year ended December 31, 2025, the Company did not issue any common shares under the current or prior ATM Program. During the year ended December 31, 2024, the Company issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under the ATM Program, generating cash proceeds of $131.1 million, net of commissions paid to distribution agents. See Note 14 in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the ATM Program.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. As of the date of this filing, we have approximately $113.5 million of debt maturing within the next 12 months related to mortgage loans encumbering three of our properties and are actively exploring our options to refinance or pay at maturity.
At December 31, 2025, we had cash and cash equivalents, including restricted cash, of $78.9 million and $769.8 million available under our unsecured line of credit. These amounts are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $78.9 million at December 31, 2025, compared to $90.6 million as of December 31, 2024, a decrease of $11.8 million.
Our cash flow activities are summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Net cash provided by operating activities	$182,719	$153,177
Net cash used in investing activities	(75,605)	(234,697)
Net cash used in financing activities	(118,889)	(2,088)

Operating Activities
Net cash provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities for the year ended December 31, 2025 increased by $29.5 million as compared to December 31, 2024. The increase is attributed to higher rental revenue from new tenant rent commencements and the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities for the year ended December 31, 2025 decreased by $159.1 million as compared to December 31, 2024. The decrease is attributed to:
•$145.3 million decrease in cash used for acquisitions of real estate;
•$9.7 million decrease in cash used for real estate development and capital improvements; and
•$4.1 million increase in proceeds from the sale of real estate.

The Company has 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $165.5 million, of which $79.9 million has been incurred and $85.6 million remains to be funded as of December 31, 2025.
The following summarizes capital expenditures presented on a cash basis for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
(Amounts in thousands)	2025	2024
Capital expenditures:
Development and redevelopment costs	$59,677	$78,230
Capital improvements	29,790	26,650
Tenant improvements and allowances	11,454	5,222
Total capital expenditures	$100,921	$110,102

Financing Activities
Net cash used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership as well as principal and other payments associated with our outstanding indebtedness.
Net cash used in financing activities of $118.9 million for the year ended December 31, 2025 increased by $116.8 million as compared to December 31, 2024. The increase is attributed to:
•$137.0 million decrease in proceeds from the issuance of common shares;
•$13.6 million increase in distributions to shareholders and unitholders of the Operating Partnership; and
•$3.5 million decrease in cash contributed by noncontrolling interests; offset by
•$36.1 million increase in proceeds from mortgage loan and credit facility borrowings, net of repayments; and

•$1.2 million decrease in debt issuance costs driven by the financing and refinancing of multiple properties during 2024.

Financing activity for the year included:
•On December 10, 2025, the Company paid off the $23.3 million mortgage loan secured by its property, West End Commons, at maturity. The mortgage had a fixed interest rate of 3.99% and was repaid using cash on hand.
•On October 27, 2025, the Company executed a modification of its $80.2 million mortgage loan secured by the Shops at Caguas. The modification resulted in a reduced fixed interest rate of 6.15% and a new maturity date of January 2031, with a three-year extension option to January 2034. Prior to modification the loan was bearing interest at a fixed rate of 6.6% and maturing in August 2033.
•On August 4, 2025, the Company obtained a 4-year, $123.6 million interest-only mortgage loan secured by its property, Shoppers World, located in Framingham, MA. The loan bears interest at a rate of one-month SOFR plus 170 bps, of which the variable component is hedged with an interest rate swap agreement, fixing the rate at 5.12%.
•On June 26, 2025, the Company paid off the variable rate mortgage loan secured by the Plaza at Woodbridge which had an outstanding balance of $50.2 million and a maturity date of June 8, 2027. The loan was repaid using proceeds from the Company’s line of credit.

Contractual Obligations
We have contractual obligations related to our mortgage loans and unsecured line of credit that are both fixed and variable. As of December 31, 2025, our only variable rate exposure was related to our line of credit, which had no outstanding balance, that bears interest at a floating rate based on SOFR plus an applicable margin of 1.03%. Further information on our mortgage loans and unsecured line of credit can be found in Note 6 to the consolidated audited financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
In addition, we have contractual obligations for certain properties that are subject to long-term ground and building leases where a third party owns and has leased the underlying land to us. We also have non-cancelable operating leases pertaining to office space from which we conduct our business. Below is a summary of our contractual obligations as of December 31, 2025:

	Commitments Due by Period
(Amounts in thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Contractual cash obligations
Long-term debt obligations(1)	$1,930,476	$208,643	$542,235	$814,104	$365,494
Operating lease obligations(2)	66,444	8,307	15,909	12,282	29,946
Finance lease obligations(2)	6,423	124	254	254	5,791
	$2,003,343	$217,074	$558,398	$826,640	$401,231
(1) Includes interest and principal payments. Interest on variable rate debt is computed using rates in effect as of December 31, 2025. See Note 6 to the consolidated audited financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
(2) See Note 8 to the consolidated audited financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for further information.
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
•Obligations related to letters of credit issued under our unsecured line of credit; and
•Recorded debt premiums or discounts.
We believe that cash flows from our current operations, cash on hand, our unsecured line of credit, term loans, the potential to refinance our loans and our general ability to access the capital markets will be sufficient to finance our operations and fund our obligations in both the short-term and long-term.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of December 31, 2025, we had no variable rate debt outstanding.

	2025					2024
(Amounts in thousands)	December 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable Rate	$—		N/A	$—		$100,905		5.36%
Fixed Rate	1,619,388		5.03%	—	(2)	1,532,915		5.02%
	$1,619,388	(1)		$—		$1,633,820	(1)
(1) Excludes unamortized mortgage debt issuance costs of $12.6 million and $14.1 million as of December 31, 2025 and 2024, respectively. Debt issuance costs related to our unsecured line of credit are included within prepaid expenses and other assets on the consolidated balance sheets. Includes the Shoppers World and Montclair mortgage loans that are hedged with interest rate swap agreements, fixing the interest rates at 5.12% and 3.15%, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would increase by approximately $16.2 million based on outstanding balances as of December 31, 2025.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of December 31, 2025, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges. These derivatives are assessed quarterly for hedge effectiveness and as of December 31, 2025, both meet the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of December 31, 2025, the estimated fair value of our consolidated debt was $1.5 billion.

Other Market Risks
As of December 31, 2025, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at December 31, 2025 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of December 31, 2025, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Real Estate Recoverability Assessment —Refer to Notes 3 and 9 to the financial statements
Critical Audit Matter Description
The Company’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company’s evaluation of the recoverability of real estate assets involves the comparison of the projected undiscounted future cash flows expected to be generated by each real estate asset over the Company’s estimated holding period to the respective carrying amount. An impairment exists when the carrying amount of an asset exceeds the projected undiscounted cash flows and future terminal value.
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

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Company’s estimated capitalization rates and future market rental rates used in the evaluation of impairment of real estate assets included the following, among others:
•We tested the effectiveness of the Company’s internal controls over management’s evaluation of recoverability of real estate, including internal controls over management’s determination of the reasonableness of the applicable capitalization rates and future market rental rates.
•We inquired with management regarding their determination of the capitalization rates and future market rental rates and evaluated the consistency in determining the rates with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Company’s estimated capitalization rates and future market rental rates by:
◦Testing the source information underlying the determination of the capitalization rates and future market rental rates by evaluating the reasonableness of the capitalization rates and future market rental rates used by management with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of capitalization rates and future market rental rates and comparing those to the capitalization rates and future market rental rates selected by management.

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
•For the acquisition, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Company’s management, as well as assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.
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
February 11, 2026
We have served as the Company’s auditor since 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP and the Board of Trustees of Urban Edge Properties

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Urban Edge Properties LP and subsidiaries (the "Operating Partnership") as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Operating Partnership as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2026, expressed an unqualified opinion on the Operating Partnership's internal control over financial reporting.

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

Real Estate Recoverability Assessment —Refer to Notes 3 and 9 to the financial statements
Critical Audit Matter Description
The Operating Partnership’s real estate assets are individually evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. The Operating Partnership’s evaluation of the recoverability of real estate assets involves the comparison of the projected undiscounted future cash flows expected to be generated by each real estate asset over the Operating Partnership’s estimated holding period to the respective carrying amount. An impairment exists when the carrying amount of an asset exceeds the projected undiscounted cash flows and future terminal value.
Given that the Operating Partnership’s estimated capitalization rates and future market rental rates used in the evaluation of impairment of real estate assets are significant assumptions made by management within the evaluation of impairment of real estate assets, performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the Operating Partnership’s estimated capitalization rates and future market rental rates used in the evaluation of impairment of real estate assets included the following, among others:
•We tested the effectiveness of the Operating Partnership’s internal controls over management’s evaluation of recoverability of real estate, including internal controls over management’s determination of the reasonableness of the applicable capitalization rates and future market rental rates.
•We inquired with management regarding their determination of the capitalization rates and future market rental rates and evaluated the consistency in determining the rates with evidence obtained in other areas of our audit.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the Operating Partnership’s estimated capitalization rates and future market rental rates by:
◦Testing the source information underlying the determination of the capitalization rates and future market rental rates by evaluating the reasonableness of the capitalization rates and future market rental rates used by management with independent market data, focusing on key factors, including geographical location, tenant composition, and property type.
◦Developing a range of independent estimates of capitalization rates and future market rental rates and comparing those to the capitalization rates and future market rental rates selected by management.

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
•For the acquisition, we obtained and evaluated the third-party purchase price allocation report, along with relevant supporting documentation, in order to corroborate our understanding of the substance of the acquisition obtained through inquiry with the Operating Partnership’s management, as well as assess the completeness of the assets acquired and liabilities assumed as part of the acquisition.
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
February 11, 2026
We have served as the Operating Partnership’s auditor since 2016.

URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land	$669,078	$660,198
Buildings and improvements	2,835,540	2,791,728
Construction in progress	327,413	289,057
Furniture, fixtures and equipment	13,059	11,296
Total	3,845,090	3,752,279
Accumulated depreciation and amortization	(935,548)	(886,886)
Real estate, net	2,909,542	2,865,393
Operating lease right-of-use assets	58,917	65,491
Cash and cash equivalents	48,881	41,373
Restricted cash	29,984	49,267
Tenant and other receivables	26,658	20,672
Receivables arising from the straight-lining of rents	63,842	61,164
Identified intangible assets, net of accumulated amortization of $70,514 and $65,027, respectively	87,591	109,827
Deferred leasing costs, net of accumulated amortization of $21,982 and $22,488, respectively	31,220	27,799
Prepaid expenses and other assets	55,236	70,554
Total assets	$3,311,871	$3,311,540

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,606,774	$1,569,753
Unsecured credit facility	—	50,000
Operating lease liabilities	56,329	62,585
Accounts payable, accrued expenses and other liabilities	97,397	89,982
Identified intangible liabilities, net of accumulated amortization of $59,668 and $50,275, respectively	174,899	177,496
Total liabilities	1,935,399	1,949,816
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 125,912,647 and 125,450,684 shares issued and outstanding, respectively	1,257	1,253
Additional paid-in capital	1,163,939	1,149,981
Accumulated other comprehensive (loss) income	(703)	177
Accumulated earnings	124,566	126,670
Noncontrolling interests:
Operating partnership	69,140	65,069
Consolidated subsidiaries	18,273	18,574
Total equity	1,376,472	1,361,724
Total liabilities and equity	$3,311,871	$3,311,540

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Rental revenue	$470,689	$444,465	$406,112
Other income	1,246	501	10,810
Total revenue	471,935	444,966	416,922
EXPENSES
Depreciation and amortization	139,166	150,389	108,979
Real estate taxes	66,428	68,651	64,889
Property operating	86,435	78,776	68,563
General and administrative	39,975	37,474	37,070
Real estate impairment loss	—	—	34,055
Lease expense	13,168	13,169	12,634
Other expense	349	—	—
Total expenses	345,521	348,459	326,190
Gain on sale of real estate	49,695	38,818	217,708
Interest income	2,768	2,667	3,037
Interest and debt expense	(78,232)	(81,587)	(74,945)
(Loss) gain on extinguishment of debt	(534)	21,423	41,144
Income before income taxes	100,111	77,828	277,676
Income tax expense	(2,601)	(2,386)	(17,800)
Net income	97,510	75,442	259,876
Less: net (income) loss attributable to NCI in:
Operating partnership	(4,992)	(3,978)	(11,899)
Consolidated subsidiaries	1,017	1,099	520
Net income attributable to common shareholders	$93,535	$72,563	$248,497

Earnings per common share - Basic:	$0.74	$0.60	$2.11
Earnings per common share - Diluted:	$0.74	$0.60	$2.11
Weighted average shares outstanding - Basic	125,686	121,324	117,506
Weighted average shares outstanding - Diluted	125,907	121,432	117,597

Net income	$97,510	$75,442	$259,876
Effective portion of change in fair value of derivatives	(928)	(301)	(179)
Comprehensive income	96,582	75,141	259,697
Less: comprehensive loss attributable to NCI in:
Operating partnership	48	18	10
Less: net (income) loss attributable to NCI in:
Operating partnership	(4,992)	(3,978)	(11,899)
Consolidated subsidiaries	1,017	1,099	520
Comprehensive income attributable to common shareholders	$92,655	$72,280	$248,328

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, January 1, 2023	117,450,951	$1,173	$1,011,293	$629	$(36,104)	$39,209	$13,906	$1,030,106
Net income attributable to common shareholders	—	—	—	—	248,497	—	—	248,497
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	11,899	(520)	11,379
Other comprehensive loss	—	—	—	(169)	—	(10)	—	(179)
Limited partnership interests:
Units redeemed for common shares	70,000	1	572	—	—	572	—	1,145
Reallocation of noncontrolling interests	—	—	(1,137)	—	—	(8)	—	(1,145)
Common shares issued, net	139,342	1	459	—	(88)	—	—	372
Dividends to common shareholders ($0.64 per share)	—	—	—	—	(75,192)	—	—	(75,192)
Distributions to redeemable NCI ($0.64 per unit)	—	—	—	—	—	(3,244)	—	(3,244)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,997	1,997
Share-based compensation expense	—	—	874	—	—	6,937	—	7,811
Share-based awards retained for taxes	(7,637)	—	(119)	—	—	—	—	(119)
Balance, December 31, 2023	117,652,656	$1,175	$1,011,942	$460	$137,113	$55,355	$15,383	$1,221,428
Net income attributable to common shareholders	—	—	—	—	72,563	—	—	72,563
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	3,978	(1,099)	2,879
Other comprehensive loss	—	—	—	(283)	—	(18)	—	(301)
Limited partnership interests:
Units redeemed for common shares	301,583	3	2,939	—	—	2,942	—	5,884
Reallocation of noncontrolling interests	—	—	(2,255)	—	—	(3,629)	—	(5,884)
Common shares issued, net	7,507,562	75	136,572	—	(91)	—	—	136,556
Dividends to common shareholders ($0.68 per share)	—	—	—	—	(82,915)	—	—	(82,915)
Distributions to redeemable NCI ($0.68 per unit)	—	—	—	—	—	(4,401)	—	(4,401)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,290	4,290
Issuance of LTIP units	—	—	—	—	—	1,389	—	1,389
Share-based compensation expense	—	—	978	—	—	9,453	—	10,431
Share-based awards retained for taxes	(11,117)	—	(195)	—	—	—	—	(195)
Balance, December 31, 2024	125,450,684	$1,253	$1,149,981	$177	$126,670	$65,069	$18,574	$1,361,724
Net income attributable to common shareholders	—	—	—	—	93,535	—	—	93,535
Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	4,992	(1,017)	3,975
Other comprehensive loss	—	—	—	(880)	—	(48)	—	(928)
Limited partnership interests:								—
Units redeemed for common shares	442,382	4	4,463	—	—	4,466	—	8,933
Reallocation of noncontrolling interests	—	—	6,236	—	—	(15,169)	—	(8,933)
Common shares issued, net	31,347	—	5,148	—	(97)	—	—	5,051
Dividends to common shareholders ($0.76 per share)	—	—	—	—	(95,542)	—	—	(95,542)
Distributions to redeemable NCI ($0.76 per unit)	—	—	—	—	—	(5,332)	—	(5,332)
Contributions from noncontrolling interests	—	—	—	—	—	—	716	716
Issuance of LTIP units	—	—	(2,225)	—	—	3,948	—	1,723
Share-based compensation expense	—	—	609	—	—	11,214	—	11,823
Share-based awards retained for taxes	(11,766)	—	(273)	—	—	—	—	(273)
Balance, December 31, 2025	125,912,647	$1,257	$1,163,939	$(703)	$124,566	$69,140	$18,273	$1,376,472
See notes to consolidated financial statements.

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,510	$75,442	$259,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,452	150,958	109,831
Gain on sale of real estate	(49,695)	(38,818)	(217,708)
Amortization of above and below market leases, net	(15,061)	(10,136)	(11,602)
Amortization of lease incentives	387	467	422
Noncash lease expense	6,575	7,333	6,590
Straight-lining of rent	(2,779)	(2,552)	(3,687)
Share-based compensation expense	11,823	10,431	7,811
Real estate impairment loss	—	—	34,055
Loss (gain) on extinguishment of debt	534	(21,423)	(41,144)
Amortization of deferred financing costs and premiums/discounts on debt obligations	5,692	4,031	2,937
Change in operating assets and liabilities:
Tenant and other receivables	(5,986)	(5,967)	2,811
Deferred leasing costs	(8,292)	(6,417)	(8,481)
Prepaid and other assets	1,776	349	12,387
Lease liabilities	(6,256)	(7,116)	(6,330)
Accounts payable, accrued expenses and other liabilities	7,039	(3,405)	15,247
Net cash provided by operating activities	182,719	153,177	163,015
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(100,921)	(110,627)	(115,724)
Acquisitions of real estate	(39,158)	(184,467)	(314,886)
Proceeds from sale of real estate	64,474	60,397	312,908
Net cash used in investing activities	(75,605)	(234,697)	(117,702)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage loan borrowings	123,600	211,000	469,704
Debt repayments	(213,792)	(387,353)	(693,891)
Borrowings under unsecured credit facility	75,000	125,000	309,000
Dividends paid to common shareholders	(95,542)	(82,915)	(75,192)
Distributions paid to redeemable noncontrolling interests	(5,332)	(4,401)	(3,244)
Taxes withheld for vested restricted shares	(273)	(195)	(119)
Debt issuance costs	(2,847)	(4,070)	(8,466)
Proceeds related to the issuance of common shares, net	(419)	136,556	372
Contributions from noncontrolling interests	716	4,290	1,997
Net cash (used in) provided by financing activities	(118,889)	(2,088)	161
Net (decrease) increase in cash and cash equivalents and restricted cash	(11,775)	(83,608)	45,474
Cash and cash equivalents and restricted cash at beginning of year	90,640	174,248	128,774
Cash and cash equivalents and restricted cash at end of year	$78,865	$90,640	$174,248

See notes to consolidated financial statements.

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $12,356, $10,553 and $11,209, respectively	$72,516	$80,711	$69,040
Cash payments for income taxes	866	9,858	52
NON-CASH INVESTING AND FINANCING ACTIVITIES
Mortgage debt modification	80,248	—	—
Write-off of fully depreciated and impaired assets	41,368	17,223	41,954
Accrued capital expenditures included in accounts payable and accrued expenses	23,666	16,133	21,628
Issuance of LTIP units	5,470	—	—
Assumption of debt through acquisition of real estate, net of debt mark-to-market	—	54,946	—
Assignment of debt through disposition of real estate	—	44,483	—
Mortgage debt forgiven	—	—	44,105
Transfer of assets held for sale included in prepaid expenses and other assets	—	10,286	—
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	—	47,518	—
Mortgage debt, net	—	68,613	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$41,373	$101,123	$85,518
Restricted cash at beginning of year	49,267	73,125	43,256
Cash and cash equivalents and restricted cash at beginning of year	$90,640	$174,248	$128,774

Cash and cash equivalents at end of year	$48,881	$41,373	$101,123
Restricted cash at end of year	29,984	49,267	73,125
Cash and cash equivalents and restricted cash at end of year	$78,865	$90,640	$174,248

 See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and unit amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Real estate, at cost:
Land	$669,078	$660,198
Buildings and improvements	2,835,540	2,791,728
Construction in progress	327,413	289,057
Furniture, fixtures and equipment	13,059	11,296
Total	3,845,090	3,752,279
Accumulated depreciation and amortization	(935,548)	(886,886)
Real estate, net	2,909,542	2,865,393
Operating lease right-of-use assets	58,917	65,491
Cash and cash equivalents	48,881	41,373
Restricted cash	29,984	49,267
Tenant and other receivables	26,658	20,672
Receivables arising from the straight-lining of rents	63,842	61,164
Identified intangible assets, net of accumulated amortization of $70,514 and $65,027, respectively	87,591	109,827
Deferred leasing costs, net of accumulated amortization of $21,982 and $22,488, respectively	31,220	27,799
Prepaid expenses and other assets	55,236	70,554
Total assets	$3,311,871	$3,311,540

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,606,774	$1,569,753
Unsecured credit facility	—	50,000
Operating lease liabilities	56,329	62,585
Accounts payable, accrued expenses and other liabilities	97,397	89,982
Identified intangible liabilities, net of accumulated amortization of $59,668 and $50,275, respectively	174,899	177,496
Total liabilities	1,935,399	1,949,816
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 125,912,647 and 125,450,684 units outstanding, respectively	1,165,196	1,151,234
Limited partners: 6,753,481 and 6,386,837 units outstanding, respectively	63,925	59,466
Accumulated other comprehensive (loss) income	(703)	177
Accumulated earnings	129,781	132,273
Total partners’ capital	1,358,199	1,343,150
Noncontrolling interest in consolidated subsidiaries	18,273	18,574
Total equity	1,376,472	1,361,724
Total liabilities and equity	$3,311,871	$3,311,540

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per unit amounts)

	Year Ended December 31,
	2025	2024	2023
REVENUE
Rental revenue	$470,689	$444,465	$406,112
Other income	1,246	501	10,810
Total revenue	471,935	444,966	416,922
EXPENSES
Depreciation and amortization	139,166	150,389	108,979
Real estate taxes	66,428	68,651	64,889
Property operating	86,435	78,776	68,563
General and administrative	39,975	37,474	37,070
Real estate impairment loss	—	—	34,055
Lease expense	13,168	13,169	12,634
Other expense	349	—	—
Total expenses	345,521	348,459	326,190
Gain on sale of real estate	49,695	38,818	217,708
Interest income	2,768	2,667	3,037
Interest and debt expense	(78,232)	(81,587)	(74,945)
(Loss) gain on extinguishment of debt	(534)	21,423	41,144
Income before income taxes	100,111	77,828	277,676
Income tax expense	(2,601)	(2,386)	(17,800)
Net income	97,510	75,442	259,876
Less: net loss attributable to NCI in consolidated subsidiaries	1,017	1,099	520
Net income attributable to unitholders	$98,527	$76,541	$260,396

Earnings per unit - Basic:	$0.75	$0.60	$2.13
Earnings per unit - Diluted:	$0.74	$0.60	$2.13
Weighted average units outstanding - Basic	130,446	125,987	121,901
Weighted average units outstanding - Diluted	130,667	126,095	121,992

Net income	$97,510	$75,442	$259,876
Effective portion of change in fair value of derivatives	(928)	(301)	(179)
Comprehensive income	96,582	75,141	259,697
Less: net loss attributable to NCI in consolidated subsidiaries	1,017	1,099	520
Comprehensive income attributable to unitholders	$97,599	$76,240	$260,217

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In thousands, except unit and per unit amounts)

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated (Deficit) Earnings	NCI in Consolidated Subsidiaries	Total Equity
Balance, January 1, 2023	117,450,951	$1,012,466	4,713,558	$41,810	$629	$(38,705)	$13,906	$1,030,106
Net income attributable to unitholders	—	—	—	—	—	260,396	—	260,396
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(520)	(520)
Other comprehensive loss	—	—	—	—	(169)	(10)	—	(179)
Common units issued as a result of common shares issued by Urban Edge	139,342	460	1,016,223	—	—	(88)	—	372
Equity redemption of OP Units	70,000	573	(70,000)	572	—	—	—	1,145
Reallocation of noncontrolling interests	—	(1,137)	—	(8)	—	—	—	(1,145)
Distributions to Partners ($0.64 per unit)	—	—	—	—	—	(78,436)	—	(78,436)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,997	1,997
Share-based compensation expense	—	874	—	6,937	—	—	—	7,811
Share-based awards retained for taxes	(7,637)	(119)	—	—	—	—	—	(119)
Balance, December 31, 2023	117,652,656	$1,013,117	5,659,781	$49,311	$460	$143,157	$15,383	$1,221,428
Net income attributable to unitholders	—	—	—	—	—	76,541	—	76,541
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,099)	(1,099)
Other comprehensive loss	—	—	—	—	(283)	(18)	—	(301)
Common units issued as a result of common shares issued by Urban Edge	7,507,562	136,647	1,028,639	—	—	(91)	—	136,556
Equity redemption of OP Units	301,583	2,942	(301,583)	2,942	—	—	—	5,884
Reallocation of noncontrolling interests	—	(2,255)	—	(3,629)	—	—	—	(5,884)
Distributions to Partners ($0.68 per unit)	—	—	—	—	—	(87,316)	—	(87,316)
Contributions from noncontrolling interests	—	—	—	—	—	—	4,290	4,290
Issuance of LTIP units	—	—	—	1,389	—	—	—	1,389
Share-based compensation expense	—	978	—	9,453	—	—	—	10,431
Share-based awards retained for taxes	(11,117)	(195)	—	—	—	—	—	(195)
Balance, December 31, 2024	125,450,684	$1,151,234	6,386,837	$59,466	$177	$132,273	$18,574	$1,361,724
Net income attributable to unitholders	—	—	—	—	—	98,527	—	98,527
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	(1,017)	(1,017)
Other comprehensive loss	—	—	—	—	(880)	(48)	—	(928)
Common units issued as a result of common shares issued by Urban Edge	31,347	5,148	718,990	—	—	(97)	—	5,051
Equity redemption of OP units	442,382	4,467	(352,346)	4,466	—	—	—	8,933
Reallocation of noncontrolling interests	—	6,236	—	(15,169)	—	—	—	(8,933)
Distributions to Partners ($0.76 per unit)	—	—	—	—	—	(100,874)	—	(100,874)
Contributions from noncontrolling interests	—	—	—	—	—	—	716	716
Issuance of LTIP units	—	(2,225)	—	3,948	—	—	—	1,723
Share-based compensation expense	—	609	—	11,214	—	—	—	11,823
Share-based awards retained for taxes	(11,766)	(273)	—	—	—	—	—	(273)
Balance, December 31, 2025	125,912,647	$1,165,196	6,753,481	$63,925	$(703)	$129,781	$18,273	$1,376,472
(1) Limited partners have a 5.1% common limited partnership interest in the Operating Partnership as of December 31, 2025 in the form of units of interest in the Operating Partnership (“OP Units”) and Long-Term Incentive Plan (“LTIP”) units.

See notes to consolidated financial statements.

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$97,510	$75,442	$259,876
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,452	150,958	109,831
Gain on sale of real estate	(49,695)	(38,818)	(217,708)
Amortization of above and below market leases, net	(15,061)	(10,136)	(11,602)
Amortization of lease incentives	387	467	422
Noncash lease expense	6,575	7,333	6,590
Straight-lining of rent	(2,779)	(2,552)	(3,687)
Share-based compensation expense	11,823	10,431	7,811
Real estate impairment loss	—	—	34,055
Loss (gain) on extinguishment of debt	534	(21,423)	(41,144)
Amortization of deferred financing costs and premiums/discounts on debt obligations	5,692	4,031	2,937
Change in operating assets and liabilities:
Tenant and other receivables	(5,986)	(5,967)	2,811
Deferred leasing costs	(8,292)	(6,417)	(8,481)
Prepaid and other assets	1,776	349	12,387
Lease liabilities	(6,256)	(7,116)	(6,330)
Accounts payable, accrued expenses and other liabilities	7,039	(3,405)	15,247
Net cash provided by operating activities	182,719	153,177	163,015
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(100,921)	(110,627)	(115,724)
Acquisitions of real estate	(39,158)	(184,467)	(314,886)
Proceeds from sale of real estate	64,474	60,397	312,908
Net cash used in investing activities	(75,605)	(234,697)	(117,702)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage loan borrowings	123,600	211,000	469,704
Debt repayments	(213,792)	(387,353)	(693,891)
Borrowings under unsecured credit facility	75,000	125,000	309,000
Distributions paid to partners	(100,874)	(87,316)	(78,436)
Taxes withheld for vested restricted units	(273)	(195)	(119)
Debt issuance costs	(2,847)	(4,070)	(8,466)
Proceeds related to the issuance of common shares, net	(419)	136,556	372
Contributions from noncontrolling interests	716	4,290	1,997
Net cash (used in) provided by financing activities	(118,889)	(2,088)	161
Net (decrease) increase in cash and cash equivalents and restricted cash	(11,775)	(83,608)	45,474
Cash and cash equivalents and restricted cash at beginning of year	90,640	174,248	128,774
Cash and cash equivalents and restricted cash at end of year	$78,865	$90,640	$174,248

See notes to consolidated financial statements.

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest net of amounts capitalized of $12,356, $10,553 and $11,209, respectively	$72,516	$80,711	$69,040
Cash payments for income taxes	866	9,858	52
NON-CASH INVESTING AND FINANCING ACTIVITIES
Mortgage debt modification	80,248	—	—
Write-off of fully depreciated and impaired assets	41,368	17,223	41,954
Accrued capital expenditures included in accounts payable and accrued expenses	23,666	16,133	21,628
Issuance of LTIP units	5,470	—	—
Assumption of debt through acquisition of real estate, net of debt mark-to-market	—	54,946	—
Assignment of debt through disposition of real estate	—	44,483	—
Mortgage debt forgiven	—	—	44,105
Transfer of assets held for sale included in prepaid expenses and other assets	—	10,286	—
Decrease in assets and liabilities in connection with foreclosure:
Real estate, net	—	47,518	—
Mortgage debt, net	—	68,613	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of year	$41,373	$101,123	$85,518
Restricted cash at beginning of year	49,267	73,125	43,256
Cash and cash equivalents and restricted cash at beginning of year	$90,640	$174,248	$128,774

Cash and cash equivalents at end of year	$48,881	$41,373	$101,123
Restricted cash at end of year	29,984	49,267	73,125
Cash and cash equivalents and restricted cash at end of year	$78,865	$90,640	$174,248

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of December 31, 2025, Urban Edge owned approximately 94.9% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of December 31, 2025, our portfolio consisted of 69 shopping centers, two outlet centers and two malls totaling approximately 17.2 million sf, which is inclusive of a 95% controlling interest in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for annual financial information and with the instructions of Form 10-K. The consolidated financial statements as of and for the years ended December 31, 2025, 2024 and 2023 reflect the consolidation of the Company, the Operating Partnership, wholly-owned subsidiaries and those entities in which we have a controlling financial interest. All intercompany transactions have been eliminated in consolidation.
In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.
Our primary business is the ownership, management, acquisition, development, and redevelopment of retail shopping centers and malls. We do not distinguish our primary business or group our operations on a geographical basis for purposes of measuring performance and allocating resources. The Company’s Chief Operating Decision Maker (“CODM”) reviews operating and financial information at the individual operating segment. We aggregate all of our properties into a single reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operations, as well as long-term average financial performance. See Note 17 to the consolidated audited financial statements for further information regarding reportable segments.

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

Deferred Financing Costs — Deferred financing costs and debt issuance costs include fees associated with the issuance of our mortgage loans and our credit agreement for an unsecured line of credit with certain financial institutions. Such fees are amortized on a straight-line basis over the terms of the related agreements as a component of interest expense, which approximates the effective interest rate method, in accordance with the terms of the agreement. Deferred financing costs associated with the unsecured line of credit are included in prepaid expenses and other assets on the consolidated balance sheets. Deferred financing costs associated with our mortgage loans are included in Mortgages payable, net on the consolidated balance sheets.

Revenue Recognition — We have the following revenue sources and revenue recognition policies:
•Rental revenue: Rental revenue comprises revenue from fixed and variable lease payments, as designated within tenant operating leases in accordance with ASC 842 Leases, as described further in our Leases accounting policy in Note 3 to the consolidated audited financial statements in Part II, Item 8 of this Annual Report on Form 10-K.
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

Leases — We have approximately 1,100 operating leases at our properties, which generate rental income from tenants and operating cash flows for the Company. Our tenant leases are dependent on the Company, as lessor, agreeing to provide our tenants with the right to control the use of our real estate assets, as lessees. Our real estate assets are comprised of retail shopping centers and malls. Tenants agree to use and control their agreed upon space for their business purposes. Thus, our tenants obtain substantially all of the economic benefits from the use of our shopping center space and have the right to direct how and for what purpose the real estate space is used throughout the period of use. Given these contractual terms, the Company has determined that all tenant contracts of this nature contain a lease. The Company assesses lease classification for each new and modified lease. All new and modified leases which commenced in the year ended December 31, 2025 have been assessed and classified as operating leases.
Contractual rent increases of renewal options are often fixed at the time of the initial lease agreement which may result in tenants being able to exercise their renewal options at amounts that are less than the fair value of the rent at the date of renewal. In addition to fixed base rents, certain rental income derived from our tenant leases is variable and may be dependent on percentage rent or the Consumer Price Index (“CPI”). Variable lease payments from percentage rents are earned by the Company in the event the tenant's gross sales exceed certain amounts. Terms of percentage rent are agreed upon in the tenant's lease and will vary based on the tenant's sales. Variable lease payments dependent on the CPI will change in accordance with the corresponding increase or decrease in CPI if negotiated and agreed upon in the tenant's lease. Variable lease payments dependent on percentage rent and the CPI were $4.5 million, $5.7 million and $5.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Variable lease payments also arise from tenant expense reimbursements, which provide for the recovery of all or a portion of the operating expenses, common area maintenance expenses, real estate taxes, insurance and capital improvements of the respective property and amounted to $130.7 million, $118.5 million and $103.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. The Company accounts for variable lease payments as rental revenue on the consolidated statements of income and comprehensive income in the period in which the changes in facts and circumstances on which the variable lease payments are based occur.
The Company also has 19 properties in its portfolio either completely or partially on land or in a building that are owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from one to 74 years and provide us the right to operate each such property. We also lease real estate for one of our corporate offices with a remaining term of three years. Right-of-use (“ROU”) assets are recorded for these leases, which represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from these leases. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The initial measurement of a ROU asset may differ from the initial measurement of the lease liability due to initial direct costs, prepaid lease payments and lease incentives. As of December 31, 2025, no other contracts have been identified as leases. Our leases often offer renewal options, which we assess against relevant economic factors to determine whether the Company is reasonably certain of exercising or not exercising the option. Lease payments associated with renewal periods, for which the Company has determined are reasonably certain of being exercised, are included in the measurement of the corresponding lease liability and ROU asset.
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
Excluding the Operating Partnership, the Company had two entities that met the criteria of a VIE in which we held variable interests as of December 31, 2025 and 2024. These entities are VIEs primarily because the noncontrolling interests do not have substantive kick-out or participating rights and we control the significant operating decisions and consequently have the power to direct the activities that most significantly impact the economic performance of these entities. As we also have the obligation to absorb the majority of the losses and/or the right to receive a majority of the benefits for these entities, they were consolidated in our financial statements as of December 31, 2025 and 2024. The majority of the operations of these VIEs are funded with cash flows generated by the properties and periodic cash contributions.
As of December 31, 2025 and 2024, excluding the Operating Partnership, the two consolidated VIEs had total assets of $43.5 million and $38.9 million, respectively, and total liabilities of $9.5 million and $9.2 million, respectively.

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
When the Company issues common shares as compensation, it receives a like number of common units from the Operating Partnership. Accordingly, the Company’s ownership in the Operating Partnership will increase based on the number of common shares awarded under our 2015 Omnibus Share Plan and 2024 Omnibus Share Plan (collectively the “Omnibus Share Plans”). As a result of the issuance of common units to the Company for share-based compensation, the Operating Partnership accounts for share-based compensation in the same manner as the Company.

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

Concentration of Credit Risk — A concentration of credit risk arises in our business when a national or regionally-based tenant occupies a substantial amount of space in multiple properties owned by us. In that event, if the tenant suffers a significant downturn in its business, it may become unable to make its contractual rent payments to us, exposing us to potential losses in rental revenue, expense recoveries, and percentage rent. Further, the impact may be magnified if the tenant is renting space in multiple locations. Generally, we do not obtain security from our national or regionally-based tenants in support of their lease obligations to us. We regularly monitor our tenant base to assess potential concentrations of credit risk. None of our tenants accounted for more than 10% of total revenues in the year ended December 31, 2025. As of December 31, 2025, The TJX Companies was our largest tenant with twenty-eight stores which comprised an aggregate of 873,159 sf and accounted for approximately $26.5 million, or 5.6% of our total revenue for the year ended December 31, 2025.

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

Recently Issued Accounting Literature
In November 2024, the Financial Accounting Standards Board (“FASB”) issued ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses, which provides an update to improve the disclosures about a public business entity’s expenses and provide more detailed information about the types of expenses, including purchase of inventory, employee compensation, depreciation and amortization in commonly presented expense captions such as cost of sales, selling, general and administrative expenses and research and development. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which provided clarification on the effective dates of the previously issued ASU. The amendments in ASU 2024-03 are effective for all public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. The Company is evaluating the impact of this update and will adopt the amendments in its Annual Report on Form 10-K for the year ended December 31, 2027.
In December 2023, FASB issued ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures which provides for additional disclosures for rate reconciliations, disaggregation of income taxes paid, and other disclosures. The amendments in this ASU are effective for public business entities for fiscal years beginning after December 15, 2024. The Company has evaluated the impact of this update on its disclosures and has applied the required amendments in this Annual Report on Form 10-K for the year ended December 31, 2025.
Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements.

4.     ACQUISITIONS AND DISPOSITIONS
Acquisitions
During the years ended December 31, 2025 and December 31, 2024, the Company closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
October 23, 2025	Brighton Mills	Allston	MA	91,000	$39,158
				2025 Total	$39,158

October 29, 2024	The Village at Waugh Chapel	Gambrills	MD	382,000	$128,230
April 5, 2024	Ledgewood Commons	Roxbury Township	NJ	448,000	83,211
February 8, 2024	Heritage Square	Watchung	NJ	87,000	33,838
				2024 Total	$245,279
(1) The total purchase price for the properties acquired in the years ended December 31, 2025 and December 31, 2024 include $0.2 million and $4.8 million of transaction costs, respectively.

On October 23, 2025, the Company closed on the acquisition of Brighton Mills, located in Allston, MA, for a purchase price of $39.2 million, including transaction costs. The center, aggregating 91,000 sf, is anchored by a grocer and is located less than one mile from Harvard Business School’s main campus. This transaction was funded using proceeds from the sales of Kennedy Commons and MacDade Commons completed in the second quarter of 2025 and satisfies the Section 1031 Exchange requirements with those dispositions, allowing for the deferral of capital gains resulting from the sales for income tax purposes.
As of December 31, 2025, the Company is currently under contract to acquire a 92,000 sf shopping center, located in Bridgewater, NJ for a gross purchase price of $54.3 million.
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
In conjunction with the acquisition, the Company entered into a forward Section 1031 Exchange with the disposition of its property in Union, NJ, allowing for the deferral of capital gains resulting from the sale for tax purposes. At the same time, the Company also entered into a reverse Section 1031 Exchange, which, for a maximum of 180 days, allows us to defer, for tax purposes, gains on the sale of other properties identified and sold within the period. The reverse Section 1031 Exchange was satisfied with the disposition of a portion of Bergen Town Center East that closed on April 25, 2025.
On April 5, 2024, the Company closed on the acquisition of Ledgewood Commons, located in Roxbury Township, NJ, for a purchase price of $83.2 million, including transaction costs. The center aggregates 448,000 sf and is anchored by a grocer. The purchase was initially funded using cash on hand. On May 3, 2024, the Company obtained a 5-year, $50 million mortgage secured by the property that bears interest at a fixed rate of 6.03%.
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
The aggregate purchase price of the above property acquisitions have been allocated as follows:

(amounts in thousands) Property Name	Land	Buildings and Improvements	Identified Intangible Assets(1)	Identified Intangible Liabilities(1)	Debt Discount(2)	Total Purchase Price
Brighton Mills	$26,267	$21,263	$5,841	$(14,213)	$—	$39,158
2025 Total	$26,267	$21,263	$5,841	$(14,213)	$—	$39,158

The Village at Waugh Chapel	$36,722	$91,207	$13,141	$(17,894)	$5,054	$128,230
Ledgewood Commons	24,313	56,352	15,137	(12,591)	—	83,211
Heritage Square	7,343	24,643	4,763	(2,911)	—	33,838
2024 Total	$68,378	$172,202	$33,041	$(33,396)	$5,054	$245,279
(1) As of December 31, 2025, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2025 were 5.8 years and 15.1 years, respectively, and the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2024 were 8.3 years and 16.9 years, respectively.
(2) Included in mortgages payable, net on the consolidated balance sheets.

Dispositions
During the year ended December 31, 2025, the Company disposed of two properties and one property parcel comprising 208,000 sf and received proceeds of $64.5 million, net of selling costs, resulting in a $49.7 million gain on sale of real estate. The total gain on sale of real estate includes amounts related to properties disposed of in prior periods. As of December 31, 2025, the Company is under contract to sell a parcel of its Sunrise Mall property, located in Massapequa, NY, for a price of $75.9 million. The transaction is subject to certain closing conditions and regulatory approvals.
On June 23, 2025, the Company completed the sale of MacDade Commons, located in Glenolden, PA, for a gross sales price of $18.0 million and recognized a gain on sale of real estate of $16.1 million. In connection with the sale, we entered into a forward Section 1031 Exchange agreement with third-party intermediaries which allows us to defer, for tax purposes, the gain on sale of the property until the earlier of the satisfaction of the Section 1031 Exchange requirements or 180 days after the date of disposition. The Section 1031 requirements were satisfied with the acquisition of Brighton Mills which closed on October 23, 2025.

On June 9, 2025, the Company completed the sale of Kennedy Commons, located in North Bergen, NJ, for a gross sales price of $23.2 million and recognized a gain on sale of real estate of $20.4 million. In connection with the sale, we entered into a forward Section 1031 Exchange agreement with third-party intermediaries which allows us to defer, for tax purposes, the gain on sale of the property until the earlier of the satisfaction of the Section 1031 Exchange requirements or 180 days after the date of disposition. The Section 1031 requirements were satisfied with the acquisition of Brighton Mills which closed on October 23, 2025.
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
During the year ended December 31, 2024, the Company disposed of three properties comprising 454,000 sf and received proceeds of $59.9 million, net of selling costs, resulting in a $38.8 million gain on sale of real estate. The total gain on sale of real estate includes amounts related to properties disposed of in prior periods.
On October 29, 2024, the Company sold a single-tenant property located in Union, NJ for a gross price of $71.0 million and recognized a gain on sale of real estate of $23.3 million. The outstanding $44.5 million mortgage encumbering the property was assumed by the buyer at closing. This transaction was structured as part of a Section 1031 Exchange with the acquisition of The Village at Waugh Chapel which closed on October 29, 2024, allowing for the deferral of capital gains resulting from the sale for income tax purposes.
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

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES
The following table summarizes our identified intangible assets and liabilities:

(Amounts in thousands)	December 31, 2025	December 31, 2024
In-place leases	$147,827	$164,291
Accumulated amortization	(65,696)	(61,671)
Above-market leases	10,278	10,564
Accumulated amortization	(4,818)	(3,357)
Identified intangible assets, net of accumulated amortization	87,591	109,827
Below-market leases	234,567	227,771
Accumulated amortization	(59,668)	(50,275)
Identified intangible liabilities, net of accumulated amortization	$174,899	$177,496
Amortization of acquired below-market leases, net of acquired above-market leases resulted in rental income of $15.1 million, $9.7 million, and $8.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Amortization of acquired in-place leases and customer relationships resulted in depreciation and amortization expense of $26.3 million, $30.3 million, and $13.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table sets forth the estimated annual amortization (expense) and income related to intangible assets and liabilities for the five succeeding years commencing January 1, 2026:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2026	$11,888	$(1,416)	$(17,179)
2027	11,749	(1,182)	(13,882)
2028	11,589	(1,127)	(11,972)
2029	11,281	(1,040)	(10,217)
2030	11,003	(363)	(7,229)

6.     MORTGAGES PAYABLE
The following is a summary of mortgages payable as of December 31, 2025 and December 31, 2024.

		Interest Rate at	December 31,	December 31,
(Amounts in thousands)	Maturity	December 31, 2025	2025	2024
Mortgages secured by:
Variable rate
Plaza at Woodbridge(1)	6/8/2027	—%	$—	$50,905
Total variable rate debt			—	50,905
Fixed rate
West End Commons	12/10/2025	—%	—	23,717
Town Brook Commons	12/1/2026	3.78%	28,965	29,610
Rockaway River Commons	12/1/2026	3.78%	25,645	26,215
Hanover Commons	12/10/2026	4.03%	58,935	60,155
Tonnelle Commons	4/1/2027	4.18%	93,377	95,286
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	21,013	21,525
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	35,295	36,024
Yonkers Gateway Center	4/10/2029	6.30%	50,000	50,000
Ledgewood Commons	5/5/2029	6.03%	50,000	50,000
The Shops at Riverwood	6/24/2029	4.25%	20,577	20,958
Shops at Bruckner	7/1/2029	6.00%	36,848	37,350
Shoppers World(2)	8/15/2029	5.12%	123,600	—
Greenbrook Commons	9/1/2029	6.03%	31,000	31,000
Huntington Commons	12/5/2029	6.29%	43,704	43,704
Bergen Town Center	4/10/2030	6.30%	287,779	290,000
The Outlets at Montehiedra	6/1/2030	5.00%	71,412	73,551
Montclair(3)	8/15/2030	3.15%	7,201	7,250
Garfield Commons	12/1/2030	4.14%	38,134	38,886
Shops at Caguas(4)	1/31/2031	6.15%	79,983	81,504
The Village at Waugh Chapel(5)	12/1/2031	3.76%	55,784	55,071
Brick Commons	12/10/2031	5.20%	50,000	50,000
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Newington Commons	7/1/2033	6.00%	15,505	15,719
Briarcliff Commons	10/1/2034	5.47%	30,000	30,000
Mount Kisco Commons(6)	11/15/2034	6.40%	9,631	10,390
Total fixed rate debt			1,619,388	1,532,915
	Total mortgages payable		1,619,388	1,583,820
	Unamortized debt issuance costs		(12,614)	(14,067)
Total mortgages payable, net of unamortized debt issuance costs			$1,606,774	$1,569,753
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
(4)The loan was modified on October 27, 2025, reducing the interest rate from 6.60% to 6.15% and shortening the maturity date to January 31, 2031.
(5)The mortgage payable balance includes unamortized debt mark-to-market discount of $4.2 million.
(6)The mortgage payable balance includes unamortized debt mark-to-market discount of $0.5 million.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.6 billion as of December 31, 2025. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of December 31, 2025, we were in compliance with all debt covenants.
As of December 31, 2025, the principal repayments of the Company’s total outstanding debt for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2026	$126,998
2027	272,360
2028	135,165
2029	360,269
2030	378,147
Thereafter	346,449

Unsecured Line of Credit
On January 15, 2015, we entered into a $500 million credit agreement for an unsecured line of credit with certain financial institutions. On March 7, 2017, we amended and extended the agreement which increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021 with two six-month extension options. On July 29, 2019, we entered into a second amendment to the agreement to extend the maturity date to January 29, 2024 with two six-month extension options.
On June 3, 2020, we entered into a third amendment to the credit agreement, which among other things, modified certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter period annualized.
On August 9, 2022, we amended and restated the credit agreement, in order to, among other things, increase the facility size by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options. Borrowings under the amended and restated unsecured line of credit are subject to interest at SOFR plus 1.03% to 1.50% and an annual facility fee of 15 to 30 basis points. Both the spread over SOFR and the facility fee are based on our current leverage ratio and are subject to change. The credit agreement contains customary financial covenants including a maximum leverage ratio of 60% and a minimum fixed charge coverage ratio of 1.5x.
The Company obtained seven letters of credit issued under the unsecured line of credit, aggregating $30.2 million. The letters of credit were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. The letters of credit issued under the unsecured line of credit have reduced the amount available under the facility commensurate with their face values but remain undrawn and no separate liability has been recorded in association with them.
As of December 31, 2025, there was no outstanding balance under the unsecured line of credit which had an available remaining balance of $769.8 million under the facility, including undrawn letters of credit.
Financing costs associated with executing the credit agreement of $1.8 million and $3.4 million as of December 31, 2025 and 2024, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.
On January 22, 2026, the Company amended and restated its credit agreement for its unsecured line of credit which reduced the facility size by $100 million to $700 million, and extended the maturity date to June 28, 2030, with two six-month extension options. Borrowings under the amended unsecured line of credit are subject to interest at SOFR plus 1.00% with an annual facility fee of 0.15% based on the Company's current leverage ratio as defined in the agreement. The previously issued letters of credit were migrated to the amended and restated unsecured line of credit and remain undrawn.

Term Loans
On January 22, 2026, the Company executed agreements for two term loans aggregating $250 million. The term loans are $125 million each consisting of a 5-year maturity and a 7-year maturity, both of which have a 12-month delayed draw feature, with rates of SOFR plus 1.15% and SOFR plus 1.50%, respectively, and a ticking fee of 0.15% for any amounts undrawn beginning 90 days after closing. The 5-year loan and 7-year loan have maturity dates of June 30, 2031 and January 22, 2033, respectively.

Shops at Caguas Loan Modification
On October 27, 2025, the Company completed the modification of its $80.2 million mortgage loan secured by the Shops at Caguas. The modification resulted in a reduced fixed interest rate of 6.15% and a shortened maturity date of January 2031, with a three-year extension option to January 2034. Prior to modification the loan was bearing interest at a fixed rate of 6.6% and maturing in August 2033. Based on our analysis, the terms of the modification were considered substantially different from the original loan. As such, this modification was accounted for as an extinguishment of debt, resulting in a $0.9 million loss on extinguishment of debt which is included in the consolidated statements of income and comprehensive income for the year ended December 31, 2025. There were no material costs incurred to execute the modification.

Financing Activity
On August 4, 2025, the Company obtained a 4-year, $123.6 million interest-only mortgage loan secured by its property, Shoppers World, located in Framingham, MA. The loan bears interest at a rate of one-month SOFR plus 170 bps, of which the variable component is hedged with an interest rate swap agreement, fixing the rate at 5.12%.

Mortgage Repayments
On December 10, 2025, the Company paid off the $23.3 million outstanding mortgage loan secured by West End Commons at maturity. The mortgage had a fixed interest rate of 3.99% and was repaid using cash on hand.
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

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in less than one year. As of December 31, 2025, the remaining exposure under the guarantee is $1.9 million. There was no separate liability recorded related to this guarantee.

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
The Company satisfied its REIT distribution requirement by distributing $0.76, $0.68 and $0.64 per common share in 2025, 2024 and 2023, respectively. The distributions comprised a regular quarterly cash dividend of $0.19 per common share declared for each quarter of 2025, a regular quarterly cash dividend of $0.17 per common share declared for each quarter of 2024, and a regular quarterly cash dividend of $0.16 per common share declared for each quarter of 2023. The taxability of such dividends for the years ended December 31, 2025, 2024 and 2023 are as follows:

	Year Ended December 31,
	2025	2024	2023
Dividend paid per share	$0.76	$0.68	$0.64
Ordinary income	99%	91%	88%
Return of capital	—%	—%	—%
Capital gains	1%	9%	12%

For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, the Company maintains certain non-real estate operating activities that could not be performed by the REIT, and occur through the Company’s TRSs, which are subject to federal, state and local income taxes. These income taxes are included in income tax expense in the consolidated statements of income and comprehensive income.
During the year ended December 31, 2025, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of the Company’s Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of the Company’s Puerto Rico operating activities and such tax is included in income tax expense in the consolidated statements of income and comprehensive income.
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
A reduction of the carrying amounts of deferred tax assets by a valuation allowance is required if, based on the evidence available, it is more likely than not (a likelihood of more than 50 percent) that some portion or all of the deferred tax assets will not be realized. Management’s determination of the ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the underlying temporary differences become deductible. As of December 31, 2025, with the exception of certain state and local deferred tax assets, management determined that it is more likely than not that all deferred tax assets will be realized. The Company recorded a valuation allowance against certain state and local deferred tax assets because management determined it is not more likely than not that these state and local deferred tax assets will be realized. There has been no change to the valuation allowance recorded against these state and local deferred tax assets during 2025.
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
The components of income before income taxes were attributable to the following regions:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Domestic	$94,231	$71,130	$226,440
Foreign	5,880	6,698	51,236
Total income before income taxes	$100,111	$77,828	$277,676

Income tax expense for the years ended December 31, 2025, 2024 and 2023 consist of the following:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Income tax expense (benefit):
Current:
Federal	$514	$—	$4
State	17	19	(674)
Foreign	(271)	2,486	4,753
Total current	260	2,505	4,083
Deferred:
Federal	(89)	(1)	—
Foreign	2,430	(118)	13,717
Total deferred	2,341	(119)	13,717
Total income tax expense	$2,601	$2,386	$17,800

The table below provides the updated requirements of ASU 2023-09 for 2025. See Note 3 for additional details on the adoption of ASU 2023-09.
Provision for income taxes for the year ended December 31, 2025 differs from the amounts computed by applying the statutory federal income tax rate to consolidated net income before income taxes as follows:

	Year Ended December 31, 2025
(Amounts in thousands)	Amount	Rate
Provision for income taxes at U.S federal statutory rate	$21,023	21.00%
State and local income taxes, net of federal benefit(1)	17	0.02%
Foreign tax effects(2)	2,159	2.16%
Non-taxable or non-deductible items:
Other(3)	(20,598)	(20.58)%
Total tax provision and effective tax rate	$2,601	2.60%
(1) State taxes in New York made up the majority of the tax effect in this category.
(2) Puerto Rico tax credits.
(3) Non-taxed REIT income.
As previously disclosed for the years ended December 31, 2024 and 2023, prior to the adoption of ASU 2023-09, the provision for income taxes differs from the amounts computed by applying the statutory federal income tax rate to consolidated net income before income taxes as follows:

	Year Ended December 31,
	2024	2023
U.S federal statutory rate	21.00%	21.00%
State and local income taxes, net of federal benefit	0.02%	(0.24)%
Foreign tax effects	3.04%	6.65%
Non-taxable or non-deductible items:
Other(1)	(21.00)%	(21.00)%
Effective income tax rate	3.06%	6.41%
(1) Non-taxed REIT income.

Below is a table summarizing the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024:

	Balance at December 31,
(Amounts in thousands)	2025	2024
Deferred tax assets:
Depreciation	$22,509	$21,936
Amortization of deferred financing costs	120	136
Rental revenue deemed uncollectible	713	627
Charitable contribution	7	7
Net operating loss	7	7
Tax credit carryforward(1)	1,011	3,808
Loss reserve discount	89	—
Total deferred tax assets	24,456	26,521

Deferred tax liabilities:
Straight line rent	(1,870)	(1,568)
Amortization of acquired leases	(100)	(126)
Total deferred tax liabilities	(1,970)	(1,694)

Net deferred tax assets	$22,486	$24,827
(1) As of December 31, 2025, the Company has a Puerto Rico tax credit carryforward totaling $1.0 million which, if unused, may be carried forward indefinitely.

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
The components of rental revenue for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Rental Revenue
Fixed lease revenue	$347,762	$329,555	$304,050
Variable lease revenue(1)	122,927	114,910	102,062
Total rental revenue	$470,689	$444,465	$406,112
(1) Percentage rent for the years ended December 31, 2025, 2024 and 2023 were $3.4 million, $3.6 million and $3.6 million, respectively.

Property, plant and equipment under operating leases as lessor
As of December 31, 2025, 2024 and 2023, substantially all of the Company’s real estate assets are subject to operating leases.

Maturity analysis of lease payments as lessor
The Company’s operating leases, including those with revenue recognized on a cash basis, are disclosed in the aggregate due to their consistent nature as real estate leases. As of December 31, 2025, the undiscounted cash flows to be received from lease payments of our operating leases on an annual basis for the next five years and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2026	$328,374
2027	315,639
2028	291,667
2029	239,769
2030	181,759
Thereafter	775,045
Total undiscounted cash flows	$2,132,253

Leases as lessee
As of December 31, 2025, the Company had 19 properties in its portfolio either completely or partially on land or in a building owned by third parties. These properties are leased or subleased to us pursuant to ground leases, building leases or easements, with remaining terms ranging from one to 74 years and provide us the right to operate the property. We also lease real estate for one of our corporate offices with a remaining term of three years.
The components of lease expense for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Lease expense
Operating lease cost(1)	$9,990	$10,239	$9,732
Variable lease cost	3,178	2,930	2,902
Total lease expense	$13,168	$13,169	$12,634
(1) During the years ended December 31, 2025, 2024, and 2023 the Company recognized sublease income of $21.0 million, $20.4 million and $18.7 million, respectively, included in rental revenue on the consolidated statements of income and comprehensive income in relation to certain ground and building lease arrangements. Operating lease cost includes amortization of below-market ground lease intangibles and straight-line lease expense.

Supplemental balance sheet information related to leases as of December 31, 2025 and December 31, 2024 was as follows:

	December 31, 2025		December 31, 2024
Supplemental noncash information	Operating leases	Finance lease	Operating leases	Finance lease
Weighted-average remaining lease term	10.9 years	30.2 years	11.4 years	31.2 years
Weighted-average discount rates	4.36%	4.01%	4.38%	4.01%

Supplemental cash information related to leases for the years ended December 31, 2025 and 2024 was as follows:

(Amounts in thousands)	Year Ended December 31,
Cash paid for amounts included in the measurement of lease liabilities:	2025	2024
Operating cash flows from operating leases	$9,667	$10,016
Operating cash flows from finance lease	122	122
Financing cash flows from finance lease	13	13

Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$—	$15,837

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

(Amounts in thousands)	Operating	Finance
Year Ending December 31,	leases	lease
2026	$8,307	$124
2027	8,045	127
2028	7,864	127
2029	6,020	127
2030	6,262	127
Thereafter	29,946	5,791
Total undiscounted cash flows	66,444	6,423
Present value discount	(10,115)	(3,369)
Discounted cash flows	$56,329	$3,054

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of two interest rate swaps as of December 31, 2025, and one interest rate cap and one interest rate swap as of December 31, 2024. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

	As of December 31, 2025
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap(1)	$—	$877	$—	$877
Liabilities:
Interest rate swap(2)	$—	$(448)	$—	$(448)

	As of December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate cap and swap(1)	$—	$1,642	$—	$1,642
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.
(2) Included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in OCI until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of December 31, 2025, the Company was a counterparty to two interest rate derivative agreements which have been designated as cash flow hedges.

The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of December 31, 2025 and 2024:

(Amounts in thousands)	As of December 31, 2025
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Shoppers World interest rate swap	$(448)	$123,600	SOFR + 1.70%	5.36%	5.12%	8/15/2029
Montclair interest rate swap	877	7,201	SOFR + 2.57%	6.39%	3.15%	8/15/2030

	As of December 31, 2024
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Montclair interest rate swap	$1,251	$7,250	SOFR + 2.57%	7.10%	3.15%	8/15/2030
Plaza at Woodbridge interest rate cap	391	50,905	SOFR + 2.26%	6.70%	5.26%	7/1/2025

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the years ended December 31, 2025, 2024 and 2023:

(Amounts in thousands)	Unrealized Gain Recognized in OCI on Derivatives
	Years ended December 31,
Hedged Instrument	2025	2024	2023
Shoppers World interest rate swap	$(448)	$—	$—
Montclair interest rate swap	(375)	(5)	(211)
Plaza at Woodbridge interest rate cap	(105)	(296)	32
Total	$(928)	$(301)	$(179)

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2025 and December 31, 2024.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents, mortgages payable and borrowings under the Company’s unsecured line of credit. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable and borrowings under the line of credit are calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable and borrowings under the line of credit are classified as Level 3. The table below summarizes the carrying amounts and fair value of our level 3 financial instruments as of December 31, 2025 and December 31, 2024.

	As of December 31, 2025		As of As of December 31, 2024
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,619,387	$1,546,082	$1,583,820	$1,464,996
Unsecured credit facility	—	—	50,000	48,333
(1) Carrying amounts exclude unamortized debt issuance costs of $12.6 million and $14.1 million as of December 31, 2025 and 2024, respectively.

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
There were no impairment charges recognized during the years ended December 31, 2025 or 2024.
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

10.     COMMITMENTS AND CONTINGENCIES

Legal Matters
From time to time, we are a party to various legal proceedings, claims or regulatory inquiries and investigations arising out of, or incident to, our ordinary course of business. While we are unable to predict with certainty the outcome of any particular matter, management does not currently expect, when such matters are resolved, that our resulting exposure to loss contingencies, if any, will have a material adverse effect on our results of operations or consolidated financial position. During the year ended December 31, 2025, the Company settled a litigation matter in which we were a named defendant regarding a property disposed of in 2019. The settlement resulted in an agreed payment of approximately $0.3 million, which is included within general and administrative expenses on the consolidated statements of income and comprehensive income for the year ended December 31, 2025.
During the fourth quarter of 2023, the Company settled an ongoing litigation matter pursuant to which it received a $10 million settlement payment related to unpaid rental income during the period of March 2020 through March 2021. The terms of the settlement are subject to a confidentiality agreement.

Redevelopment and Anchor Repositioning
The Company has 23 active development, redevelopment or anchor repositioning projects with total estimated costs of $165.5 million, of which $85.6 million remains to be funded as of December 31, 2025. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

Insurance
On January 1, 2025, the Company established SC Risk Solutions LLC (“the Captive”), a wholly-owned captive insurance company, which provides excess flood and general liability insurance for our properties. The Captive establishes annual premiums based on projections derived from past loss experience, actuarial analysis of future projected claims and market rates. The actuarial analysis is also used to assist in projecting funding requirements for losses. The Company has issued a guaranty of performance and payment related to the general liability policy under the Captive. All operating expenses incurred by the Captive, including estimated insurance losses, both reported and unreported, are included in property operating expenses on the consolidated statements of income and comprehensive income. As of December 31, 2025, the Company has accrued estimated unpaid loss reserves of $3.9 million related to its insurance policies under the Captive which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million and $1.3 million on our consolidated balance sheets as of December 31, 2025 and 2024, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.

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
On January 14, 2026, Saks Global filed for Chapter 11 bankruptcy protection. The Company had two leases with them aggregating 59,100 sf that generated $1.9 million in annual rental revenue. On January 31, 2026, one of the leases was rejected in the bankruptcy proceedings. The remaining lease aggregates 32,000 sf and generates $1.1 million in annual rental revenue. Given the recent bankruptcy filing, it is uncertain whether our remaining Saks store will continue to operate, close permanently, or will be sold to other operators as part of the bankruptcy proceedings.

Letters of Credit
As of December 31, 2025, the Company had seven letters of credit issued under our unsecured line of credit aggregating $30.2 million. These letters were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. If a lender or other entity were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the holder of the letter or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the agreement. As of December 31, 2025, the letters remain undrawn and there is no separate liability recorded in connection with their issuance.

Lease Termination
On January 2, 2026, the Company entered into a termination agreement with a tenant to regain possession of a leased premise. Under the terms of the agreement, the Company agreed to pay the tenant a termination fee totaling $25 million, payable in two equal installments of $12.5 million. The first installment was paid on January 7, 2026. The second installment of $12.5 million will become payable upon the fulfillment of certain conditions specified in the agreement and is expected to be paid in the second quarter of 2026, although actual timing may differ.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2025	December 31, 2024
Other assets	$14,677	$15,811
Deferred tax asset, net	22,486	24,827
Real estate held for sale	—	10,286
Deferred financing costs, net of accumulated amortization of $12,221 and $10,571, respectively	1,796	3,447
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	10,738	10,905
Insurance	1,420	1,097
Rent, licenses/fees	1,395	1,457
Total prepaid expenses and other assets	$55,236	$70,554

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES
The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	December 31, 2025	December 31, 2024
Accrued capital expenditures and leasing costs	$25,187	$17,557
Deferred tenant revenue	29,043	26,878
Accrued interest payable	6,187	6,286
Accrued payroll expenses	11,702	14,326
Security deposits	6,150	5,877
Other liabilities and accrued expenses	16,074	16,018
Finance lease liability	3,054	3,040
Total accounts payable, accrued expenses and other liabilities	$97,397	$89,982

13.     INTEREST AND DEBT EXPENSE
The following table sets forth the details of interest and debt expense:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Interest expense	$73,314	$77,265	$70,820
Amortization of deferred financing costs	4,918	4,322	4,125
Total Interest and debt expense	$78,232	$81,587	$74,945

14.     EQUITY AND NONCONTROLLING INTEREST

At-The-Market Program
On August 11, 2025 the Company and the Operating Partnership entered into an equity distribution agreement (the “Equity Distribution Agreement”) with various financial institutions acting as agents, forward sellers, and forward purchasers. Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). Concurrently with the Equity Distribution Agreement, the Company entered into separate master forward confirmations (collectively, the “Master Confirmations”) with each of the forward purchasers. Sales under the ATM Program may be made from time to time, as needed, by means of ordinary brokers’ transactions or other transactions that are deemed to be “at the market” offerings, in privately negotiated transactions, which may include block trades, or as otherwise agreed with the sales agents. The ATM Program replaces the Company’s previous at-the-market program established on August 15, 2022.
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
During the year ended December 31, 2025, the Company did not issue any common shares under the current or prior ATM Program, however, we incurred $0.9 million of offering expenses related to fees for potential issuance. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.
During the year ended December 31, 2024, the Company issued 7,097,124 common shares at a weighted average gross price of $18.71 per share under the ATM Program, generating cash proceeds of $131.1 million, net of commissions paid to distribution agents. In addition, we incurred $1.7 million of offering expenses related to the issuance of these common shares. No common shares were issued under the ATM Program in the year ended December 31, 2023.

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
During the years ended December 31, 2025 and 2024, no shares were repurchased by the Company. As of December 31, 2025 there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of December 31, 2025, Urban Edge owned approximately 94.9% of the outstanding common OP units with the remaining limited OP units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the year ended December 31, 2025, the Company declared distributions on our common shares and OP units of $0.76 per share/unit. This comprised regular quarterly dividends of $0.19 per common share and OP unit declared for each quarter in 2025.
During the year ended December 31, 2024, the Company declared distributions on our common shares and OP units of $0.68 per share/unit. This comprised regular quarterly dividends of $0.17 per common share and OP unit declared for each quarter in 2023.
During the year ended December 31, 2023, the Company declared distributions on our common shares and OP units of $0.64 per share/unit. This comprised regular quarterly dividends of $0.16 per common share and OP unit declared for each quarter in 2023.
We have a Dividend Reinvestment Plan (the “DRIP”), whereby shareholders may use their dividends to purchase shares. During the years ended December 31, 2025, 2024 and 2023, 4,951, 4,629 and 5,421 shares were issued under the DRIP, respectively.

Noncontrolling Interests in Operating Partnership
Noncontrolling interests in the Operating Partnership reflected on the consolidated balance sheets of the Company are comprised of OP units and limited partnership interests in the Operating Partnership in the form of LTIP unit awards. LTIP unit awards were granted to certain executives pursuant to our 2024 Omnibus Share Plan and 2015 Omnibus Share Plan

(collectively the “Omnibus Share Plans”), as well as our 2018 Inducement Equity Plan. OP units were issued to contributors in exchange for their property interests in connection with the Company’s property acquisitions in 2017.
The total of the OP units and LTIP units represent a 5.0% weighted-average interest in the Operating Partnership for the year ended December 31, 2025. Holders of outstanding vested LTIP units may, from and after two years from the date of issuance, redeem their LTIP units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. During the years ended December 31, 2025, 2024 and 2023, 442,382, 301,583 and 70,000 units, respectively, were redeemed for an equivalent amount of common shares of the Company.

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

Performance-based awards
For the performance-based awards under the 2023 LTI plan, participants have the opportunity to earn awards in the form of LTIP units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period beginning on February 10, 2023 and ending on February 9, 2026. Participants also have the opportunity to earn awards in the form of LTIP units if Urban Edge’s FFO growth component and SP NOI growth component meets certain criteria and/or thresholds over the three-year performance measurement period beginning January 1, 2023 and ending on December 31, 2025. If the Company’s performance-based awards are between such thresholds, earnings will be determined using linear interpolation. The Company granted performance-based awards under the 2023 LTI Plan representing 309,611 units. The fair value of the performance-based award portion of the 2023 LTI Plan on the grant date was $3.7 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise. Assumptions include historical volatility (53.3%), risk-free interest rates (4.2%), and historical daily return as compared to certain peer companies.
During the years ended December 31, 2025, 2024 and 2023, respectively, we recognized $1.4 million, $1.4 million and $0.9 million of compensation expense related to the performance-based awards under the 2023 LTI Plan.

Time-based awards
The time-based awards granted under the 2023 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of December 31, 2025, the Company granted time-based awards under the 2023 LTI Plan that represent 257,561 LTIP units with a grant date fair value of $3.7 million. During the years ended December 31, 2025, 2024 and 2023, respectively, we recognized $1.0 million, $1.0 million and $1.1 million of compensation expense related to the time-based awards under the 2023 LTI Plan.

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

Performance-based awards
For the performance-based awards under the 2024 LTI plan, participants have the opportunity to earn awards in the form of LTIP units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period beginning on February 9, 2024 and ending on February 8, 2027. Participants also have the opportunity to earn awards in the form of LTIP units if Urban Edge’s FFO growth component and SP NOI growth component meets certain criteria and/or thresholds over the three-year performance measurement period beginning January 1, 2024 and ending on December 31, 2026. If the Company’s performance-based awards are between such thresholds, earnings will be determined using linear interpolation. The Company granted performance-based awards under the 2024 LTI Plan representing 295,892 units. The fair value of the performance-based award portion of the 2024 LTI Plan on the grant date was $3.8 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise. Assumptions include historical volatility (29.9%), risk-free interest rates (4.3%), and historical daily return as compared to certain peer companies.
During the years ended December 31, 2025 and 2024, respectively, we recognized $1.0 million and $0.9 million of compensation expense related to the performance-based awards under the 2024 LTI Plan.

Time-based awards
The time-based awards granted under the 2024 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of December 31, 2025, the Company granted time-based awards under the 2024 LTI Plan that represent 232,808 LTIP units with a grant date fair value of $3.7 million. During the years ended December 31, 2025 and 2024, respectively, we recognized $1.1 million and $1.0 million of compensation expense related to the time-based awards under the 2024 LTI Plan.

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

Performance-based awards
For the performance-based awards under the 2025 LTI plan, participants have the opportunity to earn awards in the form of LTIP units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period beginning on January 31, 2025 and ending on January 30, 2028. Participants also have the opportunity to earn awards in the form of LTIP units if Urban Edge’s FFO growth component and SP NOI growth component meets certain criteria and/or thresholds over the three-year performance measurement period beginning January 1, 2025 and ending on December 31, 2027. If the Company’s performance-based awards are between such thresholds, earnings will be determined using linear interpolation. The Company granted performance-based awards under the 2025 LTI Plan representing 260,405 units. The fair value of the performance-based award portion of the 2025 LTI Plan on the grant date was $3.8 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise. Assumptions include historical volatility (27.1%), risk-free interest rates (4.4%), and historical daily return as compared to certain peer companies.
During the year ended December 31, 2025, we recognized $0.9 million of compensation expense related to the performance-based awards under the 2025 LTI Plan.

Time-based awards
The time-based awards granted under the 2025 LTI Plan, also granted in the form of LTIP units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of December 31, 2025, the Company granted time-based awards under the 2025 LTI Plan that represent 243,842 LTIP units with a grant date fair value of $4.6 million. During the year ended December 31, 2025, we recognized $1.3 million of compensation expense related to the time-based awards under the 2025 LTI Plan.

Restricted stock awards
The restricted stock awards granted under the 2025 LTI Plan for participants other than our named executive officers vest ratably over three years. As of December 31, 2025, the Company granted restricted stock awards under the 2025 LTI Plan that represent 36,602 restricted units with a grant date fair value of $0.7 million. During the year ended December 31, 2025, we recognized $0.2 million of compensation expense related to the restricted stock awards under the 2025 LTI Plan.

2026 Long-Term Incentive Plan
On January 27, 2026, the Company established the 2026 Long-Term Incentive Plan (“2026 LTI Plan”) under the Omnibus Share Plans. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP units that, with respect to one half of the program, vest based solely on the passage of time, and with respect to the other half of the program, are earned and vest if certain relative and absolute TSR and/or FFO and SP NOI growth targets are achieved by the Company over a three year performance period (one-half of the program). As part of the 2026 LTI Plan, participants other than our named executive officers may receive restricted stock awards or LTIP unit awards subject to a three-year vesting period. The total grant date fair value under the 2026 LTI Plan was $9.0 million, comprising both performance-based and time-based awards.

Other Long Term Incentive Plans
The Company has several long-term incentive plans that were previously established under the Omnibus Share Plans but remain active for the years presented in this Annual Report on Form 10-K, including the 2019 Long-Term Incentive Plan (“2019 LTI Plan”), 2020 Long-Term Incentive Plan (“2020 LTI Plan”), 2021 Long-Term Incentive Plan (“2021 LTI Plan”), and 2022 Long-Term Incentive Plan (“2022 LTI Plan”). The plans are multi-year, equity compensation programs under which participants, including our Chairman and Chief Executive Officer, have the opportunity to earn awards in the form of LTIP units that vest based on the passage of time and performance goals tied to our relative and absolute TSR during the performance period following their grant date. The aggregate fair values of these plans on the date of their grants was $31.5 million.
In the years ending December 31, 2025, 2024, and 2023 we recognized $1.2 million, $2.7 million and $3.8 million, respectively, of compensation expense related to the 2019 LTI Plan, 2020 LTI Plan, 2021 LTI Plan, and 2022 LTI Plan. As of December 31, 2025, there was less than $0.1 million of unrecognized compensation cost related to the 2021 LTI Plan.

2025 Equity Matching Award
The Compensation Committee approved a Matching Award pursuant to which officers of the Company may elect to forgo all or a portion (in 25% increments) of their 2025 cash bonuses, and instead, receive LTIP units with a grant date fair value equal to the cash forgone, 20% of which are matched by the Company and all of which vest ratably over three years. The program is designed to enhance retention and increase employee ownership in the Company to further align with shareholder interests. On January 27, 2026, the Compensation Committee approved the grant of $6.6 million under the Matching Award, which reflects both the cash bonus forgone and the portion matched by the Company.

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

Award Date	Award Type	# of Units Granted	Weighted Average Grant Date Fair Value Per Unit
May 7, 2025	LTIP	46,152	$16.25
May 7, 2025	RSU	6,776	18.45
May 6, 2024	LTIP	40,025	14.99
May 6, 2024	DSU	8,528	14.07
May 6, 2024	RSU	7,036	17.06
May 3, 2023	LTIP	56,556	12.73
May 3, 2023	DSU	10,050	11.94
May 3, 2023	RSU	8,293	14.47
March 15, 2023	RSU	8,352	13.94

Shares Under Option
All stock options granted have ten-year contractual lives, containing vesting terms of three to five years. As of December 31, 2025 and 2024, the Company had 333,972 and 2,603,664, respectively, of shares under options with a weighted average exercise price per share of $25.52 and $24.10, respectively. 2,269,692 options were forfeited during the year ended December 31, 2025 with a weighted average exercise price of $23.89. No options were exercised during the year ended December 31, 2025. As of December 31, 2025, the remaining average contractual term of shares under options was less than one year. There are 333,972 shares under options exercisable with a weighted average price per share of $25.52 with no intrinsic value as of December 31, 2025.

Restricted Shares
The following table presents information regarding restricted share activity during the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value per Share
Unvested at January 1, 2025	106,814	$16.81
Granted	43,378	20.12
Vested	(40,803)	16.86
Forfeited	(35,352)	17.07
Unvested at December 31, 2025	74,037	$18.60
During the year ended December 31, 2025, we granted 43,378 restricted shares that are subject to forfeiture and vest over periods ranging from one to three years. The total grant date value of the 40,803 restricted shares vested during the year ended December 31, 2025 was $0.7 million.

Restricted Units
During the years ended December 31, 2025, 2024 and 2023, respectively, there were 642,387, 1,043,543, and 314,117 LTIP units issued. During the years ended December 31, 2025, 2024 and 2023, 739,796, 336,661, and 277,133 units vested, respectively. During the years ended December 31, 2025, 2024 and 2023, 36,533, 5,838, and 825 units were forfeited, respectively. During the years ended December 31, 2025, 2024 and 2023, there were 392,382, 301,583, and 20,000 restricted units converted to common shares, respectively. As of December 31, 2025 the remaining 1,494,883 units vest over a weighted average period of approximately four years.

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses in our consolidated statements of income and comprehensive income, is summarized as follows:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Share-based compensation expense components:
LTIP expense(1)	$7,017	$5,269	$4,052
Performance-based LTI expense(2)	4,200	4,184	2,883
Stock option expense	—	—	20
Restricted share expense	564	859	732
DSU expense	42	119	124
Total Share-based compensation expense	$11,823	$10,431	$7,811
(1) LTIP expense includes the time-based portion of the 2025, 2024, 2023, 2022, and 2021 LTI Plans.
(2) Performance-based LTI expense includes the performance-based portion of the 2025, 2024, 2023, 2022, 2021, 2020 and 2019 LTI Plans.

As of December 31, 2025, we had a total of $15.5 million of unrecognized compensation expense related to unvested and restricted share-based payment arrangements including LTIP units, deferred share units, and restricted share awards which were granted under our Omnibus Share Plans. This expense is expected to be recognized over a weighted average period of three years.

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
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. For the years ended December 31, 2025, 2024, and 2023, there were options outstanding for 333,972, 2,603,664, and 2,930,762 shares, respectively, that potentially could be exercised for common shares. During the years ended December 31, 2025, 2024 and 2023, no options were included in the diluted EPS calculation as their exercise prices were higher than the average market prices of our common shares. In addition, as of December 31, 2025 there were 74,037 unvested restricted shares outstanding that potentially could become unrestricted common shares. The computation of diluted EPS for the years ended December 31, 2025, 2024 and 2023 included 78,977, 107,821, and 90,804 weighted average unvested restricted shares outstanding, respectively, as their effect is dilutive.
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

The following table sets forth the computation of our basic and diluted earnings per share:

	Year Ended December 31,
(Amounts in thousands, except per share amounts)	2025	2024	2023
Numerator:
Net income attributable to common shareholders	$93,535	$72,563	$248,497
Less: earnings allocated to unvested participating securities	(58)	(65)	(200)
Net income available for common shareholders - basic	$93,477	$72,498	$248,297
Impact of assumed conversions:
LTIP units	84	—	134
Net income available for common shareholders - dilutive	$93,561	$72,498	$248,431

Denominator:
Weighted average common shares outstanding - basic	125,686	121,324	117,506
Effect of dilutive securities:
Restricted share awards	79	108	91
Assumed conversion of LTIP units	142	—	—
Weighted average common shares outstanding - diluted	125,907	121,432	117,597

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.74	$0.60	$2.11
Earnings per common share - Diluted	$0.74	$0.60	$2.11

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Year Ended December 31,
(Amounts in thousands, except per unit amounts)	2025	2024	2023
Numerator:
Net income attributable to unitholders	$98,527	$76,541	$260,396
Less: net income attributable to participating securities	(1,327)	(1,108)	(200)
Net income available for unitholders	$97,200	$75,433	$260,196

Denominator:
Weighted average units outstanding - basic	130,446	125,987	121,901
Effect of dilutive securities issued by Urban Edge	221	108	91
Weighted average units outstanding - diluted	130,667	126,095	121,992

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.75	$0.60	$2.13
Earnings per unit - Diluted	$0.74	$0.60	$2.13

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
The following table provides the components of Property NOI related to our single reportable segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
REVENUE
Property rentals	$322,454	$312,674	$291,717
Tenant expense reimbursements	131,329	119,141	104,756
Total property revenues	453,783	431,815	396,473
EXPENSES
Real estate taxes	68,301	70,521	66,756
Property operating	88,893	79,159	68,997
Lease expense	8,244	9,559	11,110
Total property operating expenses	165,438	159,239	146,863
Property net operating income	$288,345	$272,576	$249,610
Reconciliation of Property NOI to income before income taxes
Depreciation and amortization	(139,166)	(150,389)	(108,979)
Interest and debt expense	(78,232)	(81,587)	(74,945)
General and administrative expense	(39,975)	(37,474)	(37,070)
(Loss) gain on extinguishment of debt	(534)	21,423	41,144
Real estate impairment loss	—	—	(34,055)
Interest income	1,791	2,192	2,608
Straight-line rents, amortization of above and below-market leases, and other	17,129	11,999	11,610
Gain on sale of real estate	49,695	38,818	217,708
Other income and expenses(1)	1,058	270	10,045
Income before income taxes	$100,111	$77,828	$277,676
(1) Includes intercompany eliminations, lease termination income and other income and expenses related to our corporate activities, including the captive insurance program.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Company’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013

Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Operating Partnership’s management assessed the effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025. In making this assessment, the Operating Partnership’s management used the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Based on this assessment, management has concluded that, as of December 31, 2025, the Operating Partnership’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
The effectiveness of the Operating Partnership’s internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm as stated in their attestation report which is included herein.

Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) that occurred during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Trustees of Urban Edge Properties

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Urban Edge Properties and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 11, 2026, expressed an unqualified opinion on those consolidated financial statements.

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
February 11, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners of Urban Edge Properties LP and the Board of Trustees of Urban Edge Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Urban Edge Properties LP and subsidiaries (the “Operating Partnership”) as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Operating Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Operating Partnership and our report dated February 11, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP
New York, New York
February 11, 2026

ITEM 9B.     OTHER INFORMATION
During the three months ended December 31, 2025, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Insider Trading Policy
The Company has adopted an insider trading policy that governs transactions in our securities by our trustees, officers and employees, and the Company itself. A copy of our insider trading policy is included as Exhibit 19.1 to this Annual Report on Form 10-K.
The other information required by Item 10 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION
The information required by Item 11 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2025, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	4,446,158	(1)	N/A	6,195,237	(3)
Equity compensation plans not approved by security holders	170,628	(4)	N/A	N/A
Total	4,616,786		N/A	6,195,237
(1) Includes an aggregate of 4,446,158 common shares issuable in exchange for common units which may, upon satisfaction of certain conditions, be issuable pursuant to outstanding LTIP Units in our Operating Partnership (“LTIP Units”). The LTIP Units outstanding as of December 31, 2025 include 1,130,012 LTIP Units issued pursuant to our 2023 LTI Plan, 2024 LTI Plan, and 2025 LTI Plan which remain subject to performance-based vesting criteria. Excludes 333,972 common shares issuable upon exercise of outstanding vested options, which have no intrinsic value as of December 31, 2025.
(2) The LTIP Units do not have an exercise price. Accordingly, these awards are not included in the weighted-average exercise price calculation.
(3) Includes (i) 3,796,411 common shares remaining available for issuance collectively under the Urban Edge Properties 2015 and 2024 Omnibus Incentive Plans (the “Plans”) and (ii) 2,398,826 common shares remaining available under the Urban Edge Properties 2015 Employee Share Purchase Plan (“ESPP”). The number of common shares remaining available for issuance under the Plan is based on awards being granted as “Full Value Awards,” as defined in the Plan, including awards such as restricted stock, LTIP units or performance units that do not require the payment of an exercise price. If we were to grant awards other than “Full Value Awards,” as defined in the Plan, including stock options or stock appreciation rights, the number of securities remaining available for future issuance under the Plans would be 7,592,821. Pursuant to the terms of the ESPP, on each January 1 prior to the tenth anniversary of the ESPP’s effective date, an additional number of common shares will be added to the maximum number of shares authorized for issuance under the ESPP equal to the lesser of (a) 0.1% of the total number of common shares outstanding on December 31 of the preceding calendar year and (b) 150,000 common shares; provided that the Compensation Committee of our Board of Trustees may act prior to January 1 of any calendar year to provide that there will be no increase in the share reserve for that calendar year, or that the increase in the share reserve for that calendar year shall be less than the increase that would otherwise occur.
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
Additional information concerning security ownership of certain beneficial owners and management required by Item 12 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will be included in the Proxy Statement to be filed relating to Urban Edge Properties’ 2026 Annual Meeting of Shareholders and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
Our consolidated financial statements and notes thereto, together with the Reports of Independent Registered Public Accounting Firm are included in Item 8 of this Annual Report on Form 10-K commencing on page 40.
(2) Financial Statement Schedules
Our financial statement schedules are included in Item 8 of this Annual Report on Form 10-K commencing on page 97.
(3) Exhibits
A list of exhibits to this Annual Report on Form 10-K is set forth on the Index to Exhibits commencing on page 93 and is incorporated herein by reference.
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
10.2*
Second Amended and Restated Credit Agreement, by and among Urban Edge Properties LP, as Borrower, the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of January 22, 2026

10.3*	Term Loan Agreement, by and among Urban Edge Properties LP, as Borrower, the Banks party thereto, and PNC Bank, National Association, as Administrative Agent, dated as of January 22, 2026
10.4
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

10.5
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

10.6†	Urban Edge Properties 2015 Employee Share Purchase Plan (incorporated by reference to Exhibit 4.4 to Form S-8 filed February 17, 2015)
10.7†	Urban Edge Properties 2015 Omnibus Share Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed January 21, 2015)
10.8†	Urban Edge Properties 2018 Inducement Equity Plan (incorporated by reference to Exhibit 99.1 to Form S-8 filed September 26, 2018)
10.9†	Employment Agreement between Urban Edge Properties and Jeffrey S. Olson (incorporated by reference to Exhibit 10.1 to Form 8-K filed July 2, 2024)
10.10†	Retention Agreement between Urban Edge Properties and Mark Langer (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 24, 2019)
10.11†	Employment Agreement between Urban Edge Properties and Jeffrey Mooallem (incorporated by reference to Exhibit 10.1 to Form 8-K filed on October 19, 2022)
10.12†	Form of Indemnification Agreement between Urban Edge Properties and each of its trustees and executive officers (incorporated by reference to Exhibit 10.15 to Form 10-K/A filed on March 23, 2015)
10.13†	Urban Edge Properties Executive Severance and Change in Control Plan (incorporated by reference to Exhibit 10.17 to Form 10-K filed on February 16, 2022)
10.14†	Urban Edge Properties 2024 Omnibus Share Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed on May 6, 2024)
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to Form 10-K filed on February 11, 2025)
21.1*	List of Subsidiaries
23.1*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties
23.2*	Consent of Independent Registered Public Accounting Firm for Urban Edge Properties LP
24.1*	Power of Attorney (included on signature page)
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

Date: February 11, 2026

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: February 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Urban Edge Properties in its own capacity and in its capacity as the sole general partner of Urban Edge Properties LP, and in the capacities and on the dates indicated:

	Signature	Title	Date

By:	/s/ Jeffrey S. Olson	Chairman of the Board of Trustees	February 11, 2026
	Jeffrey S. Olson	and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark J. Langer	Chief Financial Officer	February 11, 2026
	Mark J. Langer	(Principal Financial Officer)

By:	/s/ Andrea R. Drazin	Chief Accounting Officer	February 11, 2026
	Andrea R. Drazin	(Principal Accounting Officer)

By:	/s/ Mary L. Baglivo	Trustee	February 11, 2026
Mary L. Baglivo

By:	/s/ Steven H. Grapstein	Trustee	February 11, 2026
Steven H. Grapstein

By:	/s/ Norman K. Jenkins	Trustee	February 11, 2026
Norman K. Jenkins

By:	/s/ Kevin P. O’Shea	Trustee	February 11, 2026
Kevin P. O’Shea

By:	/s/ Catherine D. Rice	Trustee	February 11, 2026
Catherine D. Rice

By:	/s/ Katherine M. Sandstrom	Trustee	February 11, 2026
Katherine M. Sandstrom

By:	/s/ Douglas W. Sesler	Trustee	February 11, 2026
Douglas W. Sesler

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(in thousands)

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Net costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

SHOPPING CENTERS AND MALLS:
Baltimore (Towson), MD	$—	$581	$3,227	$21,009	$581	$24,236	$24,817	$(12,369)	1968	1968
Bensalem, PA	—	2,727	6,698	2,040	2,727	8,738	11,465	(5,368)	1972/ 1999	1972
Bergen Town Center - East, Paramus, NJ	—	6,305	6,824	34,247	4,572	42,804	47,376	(13,427)	1957/ 2009	2003/ 2019
Bergen Town Center - West, Paramus, NJ	287,779	22,930	89,358	456,631	33,990	534,930	568,920	(188,797)	1957/ 2009	2003/ 2020
Brick, NJ	50,000	1,391	11,179	16,484	1,391	27,663	29,054	(17,348)	1968	1968
Brighton Mills - Allston, MA		26,267	21,263	—	26,267	21,263	47,530	(133)	1997/ 2011	2025
Bronx (Bruckner Boulevard), NY	—	66,100	259,503	21,008	35,990	310,621	346,611	(46,889)	N/A	2007
Bronx (Shops at Bruckner), NY	36,848	—	32,979	18,518	—	51,497	51,497	(9,507)	N/A	2017
Bronx (1750-1780 Gun Hill Road), NY	—	6,427	11,885	24,057	6,428	35,941	42,369	(17,784)	2009	2005
Brooklyn (Kingswood Crossing), NY	—	8,150	64,159	6,711	8,150	70,870	79,020	(10,028)	N/A	2020
Broomall, PA	—	850	2,171	11,374	644	13,751	14,395	(3,666)	1966	1966
Buffalo (Amherst), NY	—	5,743	4,056	16,188	5,108	20,879	25,987	(10,327)	1968	1968
Cambridge (leased through 2033)(3), MA	—	—	—	504	—	504	504	(277)	N/A	2007
Carlstadt (leased through 2050)(3), NJ	—	—	16,458	249	—	16,707	16,707	(7,619)	N/A	2007
Charleston (leased through 2063)(3), SC	—	—	3,634	308	—	3,942	3,942	(1,867)	N/A	2006
Cherry Hill (Plaza at Cherry Hill), NJ	—	14,602	33,666	9,534	14,603	43,199	57,802	(9,292)	N/A	2017
Dewitt (leased through 2041)(3), NY	—	—	7,116	—	—	7,116	7,116	(3,695)	N/A	2006
East Brunswick, NJ	63,000	2,417	17,169	10,355	2,417	27,524	29,941	(21,381)	1957/ 1972	1957/ 1972
East Hanover (200 - 240 Route 10 West), NJ	58,935	2,232	18,241	19,808	2,671	37,610	40,281	(26,964)	1962	1962/ 1998
East Rutherford (leased through 2099)(3), NJ	23,000	—	36,727	2,407	—	39,134	39,134	(13,870)	2007	2007
Everett (Gateway Center), MA	—	57,546	36,473	(1,201)	57,546	35,272	92,818	(5,409)	2000	2023
Framingham (Shopper's World), MA	123,600	42,861	198,317	(370)	42,861	197,947	240,808	(14,320)	1951	2023
Freeport (Meadowbrook Commons) (leased through 2040)(3), NY	—	—	—	927	—	927	927	(425)	N/A	2005
Gambrills, MD	55,784	36,722	91,177	(74)	36,722	91,103	127,825	(3,441)	2000	2024
Garfield, NJ	38,134	45	8,068	46,848	44	54,917	54,961	(29,274)	2009	1998
Glenarden, MD (Woodmore Towne Centre)	117,200	28,397	144,834	3,102	28,214	148,119	176,333	(20,692)	N/A	2021

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Net costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Hackensack, NJ	66,400	692	10,219	7,758	692	17,977	18,669	(14,465)	1963	1963
Huntington, NY	43,704	21,200	33,667	42,409	21,200	76,076	97,276	(14,626)	N/A	2007
Hyde Park (Shops at Riverwood), MA	20,577	10,867	19,441	293	10,867	19,734	30,601	(2,173)	N/A	2022
Inwood, NY	—	12,419	19,097	4,737	12,419	23,834	36,253	(6,610)	N/A	2004
Jersey City (Hudson Commons), NJ	—	652	7,495	1,546	652	9,041	9,693	(4,971)	1965	1965
Jersey City (Hudson Mall), NJ	—	15,824	37,593	5,875	12,914	46,378	59,292	(9,180)	N/A	2017
Kearny, NJ	—	309	3,376	19,383	296	22,772	23,068	(10,769)	1938	1959
Lancaster, PA	—	3,140	63	2,149	3,140	2,212	5,352	(1,555)	1966	1966
Lodi (Washington Street, NJ)	—	7,606	13,125	(8,718)	3,823	8,190	12,013	(4,226)	N/A	2004
Manalapan, NJ	—	725	7,189	12,646	1,015	19,545	20,560	(10,630)	1971	1971
Manchester, MO	12,500	4,409	13,756	(6,008)	2,858	9,299	12,157	(1,918)	N/A	2017
Marlton, NJ	35,295	1,611	3,464	20,559	1,447	24,187	25,634	(14,640)	1973	1973
Massapequa, (portion leased through 2069)(3), NY	—	45,153	6,226	69,435	2,615	118,199	120,814	(149)	N/A	2020
Middletown, NJ	28,965	283	5,248	2,883	283	8,131	8,414	(7,146)	1963	1963
Millburn, NJ	21,013	15,783	25,837	(2,626)	15,174	23,820	38,994	(5,257)	N/A	2017
Montclair, NJ	7,201	66	419	172	66	591	657	(530)	1972	1972
Montehiedra, Puerto Rico	71,412	9,182	66,751	45,270	8,656	112,547	121,203	(49,687)	1996/ 2015	1997
Morris Plains, NJ	30,000	1,104	6,411	23,614	1,104	30,025	31,129	(14,296)	1961	1985
Mount Kisco, NY	9,631	22,700	26,700	5,265	23,297	31,368	54,665	(13,696)	N/A	2007
New Hyde Park (leased through 2029)(3), NY	—	—	4	—	—	4	4	(4)	1970	1976
Newington, CT	15,505	2,421	1,200	4,012	2,421	5,212	7,633	(2,065)	1965	1965
Norfolk (leased through 2069)(3), VA	—	—	3,927	15	—	3,942	3,942	(3,940)	N/A	2005
North Bergen (Tonnelle Avenue), NJ	93,377	24,978	10,462	58,490	33,988	59,942	93,930	(28,024)	2009	2006
North Plainfield, NJ	—	6,577	13,983	1,266	6,577	15,249	21,826	(7,242)	1955	1989
Paramus (leased through 2033)(3), NJ	—	—	—	12,569	—	12,569	12,569	(8,605)	1957/ 2009	2003
Queens, NY	—	14,537	12,304	5,360	14,537	17,664	32,201	(5,311)	N/A	2015
Rochester (Henrietta) (leased through 2056)(3), NY	—	—	2,647	1,165	—	3,812	3,812	(3,691)	1971	1971
Rockaway, NJ	25,645	559	6,363	5,299	559	11,662	12,221	(8,502)	1964	1964
Rockville, MD	—	3,470	20,599	1,907	3,470	22,506	25,976	(11,368)	N/A	2005
Roxbury Township, NJ	50,000	24,313	56,352	(2,301)	23,815	54,549	78,364	(4,432)	2020	2024
Revere (Wonderland), MA	—	6,323	17,130	604	6,323	17,734	24,057	(5,860)	N/A	2019
Salem (leased through 2102)(3), NH	—	6,083	—	(1,821)	2,994	1,268	4,262	(433)	N/A	2006
Shops at Caguas, Puerto Rico	79,983	15,280	64,370	26,071	15,280	90,441	105,721	(44,623)	1996	2002
South Plainfield (leased through 2039)(3), NJ	—	—	10,044	1,950	—	11,994	11,994	(5,814)	N/A	2007
Staten Island, NY	—	11,446	21,262	6,485	11,446	27,747	39,193	(15,150)	N/A	2004

		Initial cost to company			Gross amount at which carried at close of period
Description	Encumbrances	Land	Building and improvements	Net costs capitalized subsequent to acquisition	Land	Building and improvements	Total(2)	Accumulated depreciation and amortization(1)	Date of construction	Date acquired

Totowa, NJ	50,800	120	11,994	920	86	12,948	13,034	(7,073)	1957/ 1999	1957
Union (Route 22 and Morris Avenue), NJ	—	3,025	7,470	7,851	3,012	15,334	18,346	(8,600)	1962	1962
Walnut Creek (1149 South Main Street), CA	—	2,699	19,930	(1,003)	2,699	18,927	21,626	(6,235)	N/A	2006
Walnut Creek (Mt. Diablo), CA	—	5,909	—	4,074	5,908	4,075	9,983	(425)	N/A	2007
Watchung (Greenbrook Commons), NJ	31,000	4,178	5,463	3,667	4,441	8,867	13,308	(7,286)	1994	1959
Watchung (Heritage Square), NJ	—	7,343	24,643	868	7,343	25,511	32,854	(2,097)	2019	2024
Wheaton (leased through 2060)(3), MD	—	—	5,367	—	—	5,367	5,367	(2,583)	N/A	2006
Wilkes-Barre (461 - 499 Mundy Street), PA	—	6,053	26,646	(11,240)	3,133	18,326	21,459	(2,039)	N/A	2007
Woodbridge (Woodbridge Commons), NJ	22,100	1,509	2,675	6,294	1,539	8,939	10,478	(5,357)	1959	1959
Woodbridge (Plaza at Woodbridge), NJ	—	21,547	75,017	5,926	20,836	81,654	102,490	(18,946)	N/A	2017
Wyomissing (leased through 2065)(3), PA	—	—	2,646	2,181	—	4,827	4,827	(3,228)	N/A	2005
Yonkers, NY	50,000	63,341	110,635	21,994	65,227	130,743	195,970	(30,229)	N/A	2017

TOTAL UE PROPERTIES	$1,619,388	$737,729	$1,964,392	$1,129,909	$669,078	$3,162,953	$3,832,031	$(929,855)

Leasehold Improvements, Equipment and Other	—	—	—	13,059	—	13,059	13,059	(5,693)

TOTAL	$1,619,388	$737,729	$1,964,392	$1,142,968	$669,078	$3,176,012	$3,845,090	$(935,548)
(1)Depreciation of the buildings and improvements are calculated over lives ranging from one to forty years.
(2)Adjusted tax basis for federal income tax purposes was $1.9 billion as of December 31, 2025.
(3)The Company is a lessee under a ground or building lease. The building will revert to the lessor upon lease expiration.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
(Amounts in thousands)

The following is a reconciliation of real estate assets and accumulated depreciation:

	Year Ended December 31,
	2025	2024	2023
Real Estate
Balance at beginning of period	$3,752,279	$3,586,179	$3,326,884
Additions during the period:
Land	26,267	68,378	103,466
Buildings & improvements	35,944	187,951	255,463
Construction in progress	93,772	82,599	83,703
	3,908,262	3,925,107	3,769,516
Less: Impairments, assets sold, written-off or reclassified as held for sale	(63,172)	(172,828)	(183,337)
Balance at end of period	$3,845,090	$3,752,279	$3,586,179
Accumulated Depreciation
Balance at beginning of period	$886,886	$819,243	$791,485
Additions charged to operating expenses	108,371	116,140	91,407
	995,257	935,383	882,892
Less: Accumulated depreciation on assets sold, written-off or reclassified as held for sale	(59,709)	(48,497)	(63,649)
Balance at end of period	$935,548	$886,886	$819,243