Form 10-Q
period 2026-03-31
Urban Edge Properties; Urban Edge Properties LP
filed 2026-04-29
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
As of April 24, 2026, Urban Edge Properties had 126,019,994 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED MARCH 31, 2026

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2026 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of March 31, 2026, UE owned an approximate 94.5% interest in UELP. The remaining approximate 5.5% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Real estate, at cost:
Land	$676,038	$669,078
Buildings and improvements	2,878,759	2,835,540
Construction in progress	358,886	327,413
Furniture, fixtures and equipment	13,485	13,059
Total	3,927,168	3,845,090
Accumulated depreciation and amortization	(956,464)	(935,548)
Real estate, net	2,970,704	2,909,542
Operating lease right-of-use assets	57,225	58,917
Cash and cash equivalents	49,996	48,881
Restricted cash	25,870	29,984
Tenant and other receivables	33,881	26,658
Receivables arising from the straight-lining of rents	64,205	63,842
Identified intangible assets, net of accumulated amortization of $69,080 and $70,514, respectively	91,057	87,591
Deferred leasing costs, net of accumulated amortization of $22,671 and $21,982, respectively	31,193	31,220
Prepaid expenses and other assets	64,830	55,236
Total assets	$3,388,961	$3,311,871

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,665,218	$1,606,774
Unsecured line of credit	30,000	—
Operating lease liabilities	54,710	56,329
Accounts payable, accrued expenses and other liabilities	83,799	97,397
Identified intangible liabilities, net of accumulated amortization of $62,274 and $59,668, respectively	173,780	174,899
Total liabilities	2,007,507	1,935,399
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 125,972,127 and 125,912,647 shares issued and outstanding, respectively	1,258	1,257
Additional paid-in capital	1,165,097	1,163,939
Accumulated other comprehensive income (loss)	299	(703)
Accumulated earnings	120,752	124,566
Noncontrolling interests:
Operating partnership	74,534	69,140
Consolidated subsidiaries	19,514	18,273
Total equity	1,381,454	1,376,472
Total liabilities and equity	$3,388,961	$3,311,871

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2026	2025
REVENUE
Rental revenue	$124,185	$118,092
Other income	8,439	73
Total revenue	132,624	118,165
EXPENSES
Depreciation and amortization	32,312	37,195
Real estate taxes	16,602	16,358
Property operating	28,938	24,059
General and administrative	9,136	9,531
Lease expense	3,173	3,371
Total expenses	90,161	90,514
Interest income	393	607
Interest and debt expense	(18,719)	(19,755)
(Loss) gain on extinguishment of debt	(212)	498
Income before income taxes	23,925	9,001
Income tax expense	(378)	(619)
Net income	23,547	8,382
Less net (income) loss attributable to NCI in:
Operating partnership	(1,177)	(432)
Consolidated subsidiaries	275	248
Net income attributable to common shareholders	$22,645	$8,198

Earnings per common share - Basic:	$0.18	$0.07
Earnings per common share - Diluted:	$0.18	$0.07
Weighted average shares outstanding - Basic	125,879	125,513
Weighted average shares outstanding - Diluted	131,105	125,603

Net income	$23,547	$8,382
Effective portion of change in fair value of derivatives	1,057	(188)
Comprehensive income	24,604	8,194
Less comprehensive (income) loss attributable to NCI in:
Operating partnership	(55)	9
Less net (income) loss attributable to NCI in:
Operating partnership	(1,177)	(432)
Consolidated subsidiaries	275	248
Comprehensive income attributable to common shareholders	$23,647	$8,019

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2024	125,450,684	$1,253	$1,149,981	$177	$126,670	$65,069	$18,574	$1,361,724
Net income attributable to common shareholders	—	—	—	—	8,198	—	—	8,198
Net income (loss) attributable to NCI	—	—	—	—	—	432	(248)	184
Other comprehensive loss	—	—	—	(179)	—	(9)	—	(188)
Limited partnership interests:
Units redeemed for common shares	300,000	3	2,974	—	—	2,977	—	5,954
Reallocation of noncontrolling interests	—	—	(3,060)	—	—	(2,894)	—	(5,954)
Common shares issued, net	10,572	—	5,422	—	(24)	—	—	5,398
Dividends to common shareholders ($0.19 per share)	—	—	—	—	(23,874)	—	—	(23,874)
Distributions to redeemable NCI ($0.19 per unit)	—	—	—	—	—	(1,662)	—	(1,662)
Share-based compensation expense	—	—	51	—	—	2,656	—	2,707
Issuance of LTIP Units	—	—	(315)	—	—	693	—	378
Share-based awards retained for taxes	(11,766)	—	(273)	—	—	—	—	(273)
Balance, March 31, 2025	125,749,490	$1,256	$1,154,780	$(2)	$110,970	$67,262	$18,326	$1,352,592

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss (Income)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2025	125,912,647	$1,257	$1,163,939	$(703)	$124,566	$69,140	$18,273	$1,376,472
Net income attributable to common shareholders	—	—	—	—	22,645	—	—	22,645
Net income (loss) attributable to NCI	—	—	—	—	—	1,177	(275)	902
Other comprehensive income	—	—	—	1,002	—	55	—	1,057
Limited partnership interests:
Units redeemed for common shares	44,000	1	439	—	—	(440)	—	—
Reallocation of noncontrolling interests	—	—	(2,337)	—	—	2,337	—	—
Common shares issued, net	27,000	—	3,792	—	(26)	—	—	3,766
Dividends to common shareholders ($0.21 per share)	—	—	—	—	(26,433)	—	—	(26,433)
Distributions to redeemable NCI ($0.21 per unit)	—	—	—	—	—	(2,180)	—	(2,180)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,516	1,516
Share-based compensation expense	—	—	184	—	—	3,472	—	3,656
Issuance of LTIP Units	—	—	(639)	—	—	973	—	334
Share-based awards retained for taxes	(11,520)	—	(281)	—	—	—	—	(281)
Balance, March 31, 2026	125,972,127	$1,258	$1,165,097	$299	$120,752	$74,534	$19,514	$1,381,454

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,547	$8,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,399	37,339
Loss (gain) on extinguishment of debt	212	(498)
Amortization of deferred financing costs and premiums/discounts on debt obligations	1,516	1,320
Amortization of above and below market leases, net	(2,636)	(2,682)
Amortization of lease incentives	106	97
Noncash lease expense	1,691	1,694
Straight-lining of rent	(362)	(778)
Share-based compensation expense	3,656	2,707
Rental revenue deemed uncollectible	2,773	1,325
Change in operating assets and liabilities:
Tenant and other receivables	(9,996)	(7,587)
Deferred leasing costs	(1,803)	(2,115)
Prepaid expenses and other assets	(2,033)	(3,169)
Lease liabilities	(1,619)	(1,607)
Accounts payable, accrued expenses and other liabilities	(8,326)	(1,846)
Net cash provided by operating activities	39,125	32,582
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(40,542)	(20,730)
Acquisitions of real estate	(54,296)	—
Net cash used in investing activities	(94,838)	(20,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(4,095)	(3,407)
Dividends to common shareholders	(26,433)	(23,874)
Distributions to redeemable noncontrolling interests	(2,180)	(1,662)
Taxes withheld for vested restricted shares	(281)	(273)
Contributions from noncontrolling interests	1,516	—
Borrowings from unsecured line of credit	30,000	25,000
Proceeds from mortgage loan borrowings	62,500	—
Debt issuance costs	(8,186)	(2)
Costs related to the issuance of common shares	(127)	(182)
Net cash provided by (used in) financing activities	52,714	(4,400)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,999)	7,452
Cash and cash equivalents and restricted cash at beginning of period	78,865	90,640
Cash and cash equivalents and restricted cash at end of period	$75,866	$98,092

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $3,710 and $2,802, respectively	$17,050	$18,248
Cash payments for income taxes	9	9
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	23,192	16,220
Write-off of fully depreciated assets	5,727	21,329
Issuance of LTIP Units	3,893	5,580
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$48,881	$41,373
Restricted cash at beginning of period	29,984	49,267
Cash and cash equivalents and restricted cash at beginning of period	$78,865	$90,640

Cash and cash equivalents at end of period	$49,996	$48,049
Restricted cash at end of period	25,870	50,043
Cash and cash equivalents and restricted cash at end of period	$75,866	$98,092

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	March 31,	December 31,
	2026	2025
ASSETS
Real estate, at cost:
Land	$676,038	$669,078
Buildings and improvements	2,878,759	2,835,540
Construction in progress	358,886	327,413
Furniture, fixtures and equipment	13,485	13,059
Total	3,927,168	3,845,090
Accumulated depreciation and amortization	(956,464)	(935,548)
Real estate, net	2,970,704	2,909,542
Operating lease right-of-use assets	57,225	58,917
Cash and cash equivalents	49,996	48,881
Restricted cash	25,870	29,984
Tenant and other receivables	33,881	26,658
Receivables arising from the straight-lining of rents	64,205	63,842
Identified intangible assets, net of accumulated amortization of $69,080 and $70,514, respectively	91,057	87,591
Deferred leasing costs, net of accumulated amortization of $22,671 and $21,982, respectively	31,193	31,220
Prepaid expenses and other assets	64,830	55,236
Total assets	$3,388,961	$3,311,871

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,665,218	$1,606,774
Unsecured line of credit	30,000	—
Operating lease liabilities	54,710	56,329
Accounts payable, accrued expenses and other liabilities	83,799	97,397
Identified intangible liabilities, net of accumulated amortization of $62,274 and $59,668, respectively	173,780	174,899
Total liabilities	2,007,507	1,935,399
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 125,972,127 and 125,912,647 units outstanding, respectively	1,166,355	1,165,196
Limited partners: 7,293,125 and 6,753,481 units outstanding, respectively	70,267	63,925
Accumulated other comprehensive income (loss)	299	(703)
Accumulated earnings	125,019	129,781
Total partners’ capital	1,361,940	1,358,199
Noncontrolling interest in consolidated subsidiaries	19,514	18,273
Total equity	1,381,454	1,376,472
Total liabilities and equity	$3,388,961	$3,311,871

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended March 31,
	2026	2025
REVENUE
Rental revenue	$124,185	$118,092
Other income	8,439	73
Total revenue	132,624	118,165
EXPENSES
Depreciation and amortization	32,312	37,195
Real estate taxes	16,602	16,358
Property operating	28,938	24,059
General and administrative	9,136	9,531
Lease expense	3,173	3,371
Total expenses	90,161	90,514
Interest income	393	607
Interest and debt expense	(18,719)	(19,755)
(Loss) gain on extinguishment of debt	(212)	498
Income before income taxes	23,925	9,001
Income tax expense	(378)	(619)
Net income	23,547	8,382
Less net loss attributable to NCI in consolidated subsidiaries	275	248
Net income attributable to unitholders	$23,822	$8,630

Earnings per unit - Basic:	$0.18	$0.06
Earnings per unit - Diluted:	$0.18	$0.06
Weighted average units outstanding - Basic	130,981	130,119
Weighted average units outstanding - Diluted	131,105	130,209

Net income	$23,547	$8,382
Effective portion of change in fair value of derivatives	1,057	(188)
Comprehensive income	24,604	8,194
Less net loss attributable to NCI in consolidated subsidiaries	275	248
Comprehensive income attributable to unitholders	$24,879	$8,442

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
(1) Limited partners had a 5.0% common limited partnership interest in the Operating Partnership as of March 31, 2025 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Loss (Income)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2025	125,912,647	$1,165,196	6,753,481	$63,925	$(703)	$129,781	$18,273	$1,376,472
Net income attributable to unitholders	—	—	—	—	—	23,822	—	23,822
Net loss attributable to NCI	—	—	—	—	—	—	(275)	(275)
Other comprehensive income	—	—	—	—	1,002	55	—	1,057
Common units issued as a result of common shares issued by Urban Edge, net	27,000	3,792	583,644	—	—	(26)	—	3,766
Equity redemption of OP Units	44,000	440	(44,000)	(440)	—	—	—	—
Reallocation of noncontrolling interests	—	(2,337)	—	2,337	—	—	—	—
Distributions to Partners ($0.21 per unit)	—	—	—	—	—	(28,613)	—	(28,613)
Contributions from noncontrolling interests	—	—	—	—	—	—	1,516	1,516
Share-based compensation expense	—	184	—	3,472	—	—	—	3,656
Issuance of LTIP Units	—	(639)	—	973	—	—	—	334
Share-based awards retained for taxes	(11,520)	(281)	—	—	—	—	—	(281)
Balance, March 31, 2026	125,972,127	$1,166,355	7,293,125	$70,267	$299	$125,019	$19,514	$1,381,454
(2) Limited partners had a 5.5% common limited partnership interest in the Operating Partnership as of March 31, 2026 in the form of OP Units and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$23,547	$8,382
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,399	37,339
Loss (gain) on extinguishment of debt	212	(498)
Amortization of deferred financing costs and premiums/discounts on debt obligations	1,516	1,320
Amortization of above and below market leases, net	(2,636)	(2,682)
Amortization of lease incentives	106	97
Noncash lease expense	1,691	1,694
Straight-lining of rent	(362)	(778)
Share-based compensation expense	3,656	2,707
Rental revenue deemed uncollectible	2,773	1,325
Change in operating assets and liabilities:
Tenant and other receivables	(9,996)	(7,587)
Deferred leasing costs	(1,803)	(2,115)
Prepaid expenses and other assets	(2,033)	(3,169)
Lease liabilities	(1,619)	(1,607)
Accounts payable, accrued expenses and other liabilities	(8,326)	(1,846)
Net cash provided by operating activities	39,125	32,582
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(40,542)	(20,730)
Acquisitions of real estate	(54,296)	—
Net cash used in investing activities	(94,838)	(20,730)
CASH FLOWS FROM FINANCING ACTIVITIES
Debt repayments	(4,095)	(3,407)
Distributions to partners	(28,613)	(25,536)
Taxes withheld for vested restricted units	(281)	(273)
Contributions from noncontrolling interests	1,516	—
Borrowings from unsecured line of credit	30,000	25,000
Proceeds from mortgage loan borrowings	62,500	—
Debt issuance costs	(8,186)	(2)
Costs related to the issuance of common shares	(127)	(182)
Net cash provided by (used in) financing activities	52,714	(4,400)
Net (decrease) increase in cash and cash equivalents and restricted cash	(2,999)	7,452
Cash and cash equivalents and restricted cash at beginning of period	78,865	90,640
Cash and cash equivalents and restricted cash at end of period	$75,866	$98,092

See notes to consolidated financial statements (unaudited).

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $3,710 and $2,802, respectively	$17,050	$18,248
Cash payments for income taxes	9	9
NON-CASH INVESTING AND FINANCING ACTIVITIES
Accrued capital expenditures included in accounts payable and accrued expenses	23,192	16,220
Write-off of fully depreciated assets	5,727	21,329
Issuance of LTIP Units	3,893	5,580
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$48,881	$41,373
Restricted cash at beginning of period	29,984	49,267
Cash and cash equivalents and restricted cash at beginning of period	$78,865	$90,640

Cash and cash equivalents at end of period	$49,996	$48,049
Restricted cash at end of period	25,870	50,043
Cash and cash equivalents and restricted cash at end of period	$75,866	$98,092

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
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership (“OP Units”). As of March 31, 2026, Urban Edge owned approximately 94.5% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of March 31, 2026, our portfolio consisted of 70 shopping centers, two outlet centers and two malls totaling approximately 17.3 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”).
In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.
The consolidated balance sheets as of March 31, 2026 and December 31, 2025 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of March 31, 2026 and December 31, 2025, excluding the Operating Partnership, we consolidated two VIEs with total assets of $43.3 million and $43.5 million, respectively, and total liabilities of $6.9 million and $9.5 million, respectively. The consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025, include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
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
None of our tenants accounted for more than 10% of our total revenues as of March 31, 2026.

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
Our properties and development projects are individually evaluated for impairment quarterly and whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such events and changes include macroeconomic conditions, operating performance, and environmental and regulatory changes, which may result in property operational disruption and could indicate that the carrying amount may not be recoverable. An impairment exists when the carrying amount of an asset exceeds the aggregate projected future cash flows over the anticipated holding period on an undiscounted basis, taking into account the appropriate capitalization rate in determining a future terminal value. An impairment loss is measured based on the excess of the property’s carrying amount over its estimated fair value. Estimated fair value may be based on discounted future cash flows utilizing appropriate discount and capitalization rates, future market rental rates and, in addition to available market information, third-party appraisals, broker selling estimates or sale agreements under negotiation. Impairment assessments are based on our current plans, intended holding periods and available market information at the time the assessments are prepared. If our estimates of the projected future cash flows change based on uncertain market conditions, our evaluation of impairment losses may be different and such differences could be material to our consolidated financial statements.
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

Tenant and Other Receivables and Changes in Collectibility Assessment — Tenant receivables include unpaid amounts billed to tenants, disputed enforceable charges and accrued revenues for future billings to tenants for property expenses. We evaluate the collectibility of amounts due from tenants and disputed enforceable charges on both a lease-by-lease and a portfolio-level, which result from the inability of tenants to make required payments under their operating lease agreements. We recognize changes in the collectibility assessment of these operating leases as adjustments to rental revenue in accordance with ASC 842 Leases. Management exercises judgment in assessing collectibility and considers payment history, current credit status and publicly available information about the financial condition of the tenant, among other factors. Tenant receivables, and receivables arising from the straight-lining of rents are written-off directly when management deems the collectibility of substantially all future lease payments from a specific lease is not probable, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received. This write-off effectively reduces cumulative non-cash rental income recognized from the straight-lining of rents since lease commencement. If the Company subsequently determines that it is probable it will collect substantially all of the lessee’s remaining lease payments under the lease term, the Company will reinstate the receivables balance, including those arising from the straight-lining of rents.

Recently Issued Accounting Literature
The following table provides a brief description of recently issued Accounting Standards Updates (“ASUs”) and the expected impact on the Company’s consolidated financial statements:

Standard	Description	Date of adoption	Effect on the consolidated financial statements or other significant matters
Recently adopted:
ASU 2023-09 Income Tax (Topic 740): Improvements to Income Tax Disclosures	Requires public business entities to provide additional information related to tax rate reconciliations, disaggregation of income taxes paid, and other disclosures.	December 31, 2025	The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements other than additional annual disclosure.
Recently issued:
ASU 2024-03 Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosure (Subtopic 220-40): Disaggregation of Income Statement Expenses	Requires public business entities to provide disaggregation of relevant expense captions if they contain certain natural expense categories including purchases of inventory, employee compensation, depreciation, and intangible asset amortization.	Fiscal years beginning January 1, 2027 and interim periods for fiscal years beginning January 1, 2028
The Company is evaluating the impact of this ASU and will adopt the required disclosures in its Annual Report on Form 10-K for the year ended December 31, 2027. The ASU is to be applied prospectively with a retrospective option. Early adoption is permitted.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements or disclosures.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the three months ended March 31, 2026, the Company closed on the following acquisition:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
March 30, 2026	The Village at Bridgewater Commons	Bridgewater	NJ	92,000	$54,312
(1) The total purchase price for the property acquired during the three months ended March 31, 2026 includes less than $0.1 million of credits, net of transaction costs.

On March 30, 2026, the Company closed on the acquisition of The Village at Bridgewater Commons, located in Bridgewater, NJ, for a purchase price of $54.3 million, including credits net of transaction costs. The center comprises 92,000 sf and was funded with cash on hand.
In connection with the acquisition of The Village at Bridgewater Commons, the Company entered into a reverse like-kind exchange under Section 1031 of the Internal Revenue Code with a third-party intermediary, which allows us, for tax purposes, to defer gains on the sale of other properties sold within 180 days after the acquisition date. In addition to the VIEs mentioned in Note 2, pursuant to the exchange agreement, the property is in possession of an Exchange Accommodation Titleholder (“EAT”) and is classified as a VIE until the earlier of the termination of the agreement or 180 days after the acquisition date. The EAT is the legal owner of the property, however, we control the activities that most significantly impact the entity and retain all of the economic benefits and risks associated with the entity. Accordingly, since the title of the property will be transferred back to the Company and we have determined that we are the primary beneficiary of the VIE, we have consolidated the VIE and its operations as of the acquisition date.
No acquisitions were completed by the Company during the three months ended March 31, 2025.

The aggregate purchase price of the above property acquisition has been allocated as follows:

(amount in thousands) Property Name	Land	Buildings and Improvements	Identified Intangible Assets(1)	Identified Intangible Liabilities(1)	Total Purchase Price
The Village at Bridgewater Commons	$6,859	$43,477	$8,638	$(4,662)	$54,312
(1) As of March 31, 2026, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2026 were 6.9 years and 11.8 years, respectively.

Dispositions
During the three months ended March 31, 2026 and 2025, no dispositions were completed by the Company. As of March 31, 2026, the Company is under contract to sell a parcel of its Sunrise Mall property, located in Massapequa, NY, for a price of $75.9 million. The transaction is subject to certain closing conditions and regulatory approvals.

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our intangible assets and liabilities:

(Amounts in thousands)	March 31, 2026	December 31, 2025
In-place leases	$149,579	$147,827
Accumulated amortization	(64,126)	(65,696)
Above-market leases	10,558	10,278
Accumulated amortization	(4,954)	(4,818)
Identified intangible assets, net of accumulated amortization	91,057	87,591
Below-market leases	236,054	234,567
Accumulated amortization	(62,274)	(59,668)
Identified intangible liabilities, net of accumulated amortization	$173,780	$174,899
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $2.6 million for the three months ended March 31, 2026 and 2025.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $4.6 million and $8.0 million for the three months ended March 31, 2026 and 2025, respectively.
The following table sets forth the estimated annual amortization (expense) and income related to acquired intangible assets and liabilities for the remainder of 2026 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2026(1)	$9,976	$(1,125)	$(14,568)
2027	11,943	(1,292)	(15,481)
2028	11,783	(1,220)	(12,719)
2029	11,456	(1,121)	(10,842)
2030	11,128	(444)	(7,778)
2031	10,946	(181)	(5,926)
(1) Remainder of 2026.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of March 31, 2026 and December 31, 2025.

(Amounts in thousands)	Maturity	Interest Rate at March 31, 2026	March 31, 2026	December 31, 2025
Mortgages secured by:
Town Brook Commons	12/1/2026	3.78%	28,800	28,965
Rockaway River Commons	12/1/2026	3.78%	25,500	25,645
Hanover Commons	12/10/2026	4.03%	58,620	58,935
Tonnelle Commons	4/1/2027	4.18%	92,888	93,377
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	20,879	21,013
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	35,108	35,295
Yonkers Gateway Center	4/10/2029	6.30%	50,000	50,000
Ledgewood Commons	5/5/2029	6.03%	50,000	50,000
The Shops at Riverwood	6/24/2029	4.25%	20,476	20,577
Shops at Bruckner	7/1/2029	6.00%	36,710	36,848
Shoppers World(1)	8/15/2029	5.12%	123,600	123,600
Greenbrook Commons	9/1/2029	6.03%	31,000	31,000
Huntington Commons	12/5/2029	6.29%	43,580	43,704
Bergen Town Center	4/10/2030	6.30%	286,922	287,779
The Outlets at Montehiedra	6/1/2030	5.00%	70,864	71,412
Montclair(2)	8/15/2030	3.15%	7,164	7,201
Garfield Commons	12/1/2030	4.14%	37,941	38,134
Shops at Caguas	1/31/2031	6.15%	79,586	79,983
The Village at Waugh Chapel(3)	12/1/2031	3.76%	55,963	55,784
Brick Commons	12/10/2031	5.20%	50,000	50,000
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Plaza at Woodbridge(4)	3/18/2033	5.03%	62,500	—
Newington Commons	7/1/2033	6.00%	15,450	15,505
Briarcliff Commons	10/1/2034	5.47%	30,000	30,000
Mount Kisco Commons(5)	11/15/2034	6.40%	9,433	9,631
Total mortgages payable			1,677,984	1,619,388
Unamortized debt issuance costs			(12,766)	(12,614)
Total mortgages payable, net			$1,665,218	$1,606,774

(1)Bears interest at SOFR plus 170 bps. The variable component of the debt is hedged with an interest rate swap agreement, fixing the rate at 5.12%, which expires at the maturity of the loan.
(2)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.
(3)The mortgage payable balance includes unamortized debt mark-to-market discount of $4.0 million.
(4)Bears interest at SOFR plus 155 bps. The variable component of the debt is hedged with an interest rate swap agreement, fixing the rate at 5.03%, which expires on March 18, 2031.
(5)The mortgage payable balance includes unamortized debt mark-to-market discount of $0.5 million.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.6 billion as of March 31, 2026. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of March 31, 2026, we were in compliance with all debt covenants.

As of March 31, 2026, the principal repayments of the Company’s total outstanding debt for the remainder of 2026, the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2026(1)	$123,094
2027	272,360
2028	135,165
2029	360,269
2030	378,147
2031	211,530
Thereafter	227,419
(1) Remainder of 2026.

Unsecured Line of Credit
On January 15, 2015, we entered into a $500 million credit agreement for an unsecured line of credit with certain financial institutions. On March 7, 2017, we amended and extended the agreement which increased the credit facility size by $100 million to $600 million and extended the maturity date to March 7, 2021, with two six-month extension options. On July 29, 2019, we entered into a second amendment to the agreement to extend the maturity date to January 29, 2024, with two six-month extension options. On June 3, 2020, we entered into a third amendment to the credit agreement, which included modifications to certain definitions and the measurement period for certain financial covenants to a trailing four-quarter period instead of the most recent quarter period annualized. On August 9, 2022, we amended and restated the credit agreement to increase the facility size by $200 million to $800 million and extend the maturity date to February 9, 2027, with two six-month extension options.
On January 22, 2026, we entered into a second amendment and restatement of the credit agreement for our unsecured line of credit to reduce the facility size by $100 million to $700 million, and extend the maturity date to June 28, 2030, with two six-month extension options. Borrowings under the unsecured line of credit are subject to interest at SOFR plus 1.00% with an annual facility fee of 0.15% based on the Company’s current leverage ratio as defined in the agreement.
The Company has obtained seven letters of credit issued under the unsecured line of credit, aggregating $27.9 million. The letters of credit were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements and have reduced the amount available under the facility commensurate with their face values. As of March 31, 2026, the letters of credit remain undrawn and no separate liability has been recorded in association with them.
As of March 31, 2026, there was $30 million outstanding under the unsecured line of credit which had an available capacity of $642.1 million under the facility, including undrawn letters of credit.

Term Loans
On January 22, 2026, the Company executed agreements for two term loans aggregating $250 million. The term loans are $125 million each consisting of a 5-year maturity and a 7-year maturity, both of which have a 12-month delayed-draw feature, with rates of SOFR plus 1.15% and SOFR plus 1.50%, respectively, and a ticking fee of 0.15% for any amounts undrawn beginning 90 days after closing. The 5-year loan and 7-year loan have maturity dates of June 30, 2031 and January 22, 2033, respectively. As of March 31, 2026, there was no balance outstanding under either the 5-year or 7-year term loans.
Financing costs associated with executing the credit agreement for our unsecured line of credit and the term loan agreements of $8.3 million and $1.8 million as of March 31, 2026 and December 31, 2025, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

Mortgage on Plaza at Woodbridge
On March 18, 2026, the Company obtained a 7-year, $62.5 million interest-only mortgage loan secured by its property, Plaza at Woodbridge, located in Woodbridge, NJ. The loan bears interest at a rate of SOFR plus 1.55%, of which the variable component is hedged with an interest rate swap agreement, fixing the interest rate at 5.03%. The mortgage has a maturity date of March 18, 2033.

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee. The guarantee is reduced commensurate with the loan amortization schedule and will reduce to zero in less than one year. As of March 31, 2026, the remaining exposure under the guarantee is $1.4 million. There was no separate liability recorded related to this guarantee.

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
For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the three months ended March 31, 2026 and 2025, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRSs, which are subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the three months ended March 31, 2026 and 2025, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three months ended March 31, 2026 and 2025, the Puerto Rico income tax expense was $0.3 million and $0.6 million, respectively. The REIT was not subject to any material state and local income tax expense or benefit for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026 and 2025, the Company’s TRSs were subject to federal income tax of $0.1 million. All amounts for the three months ended March 31, 2026 and 2025 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three months ended March 31, 2026 and 2025. The components of rental revenue for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Rental Revenue
Fixed lease revenue	$85,845	$85,262
Variable lease revenue(1)	38,340	32,830
Total rental revenue	$124,185	$118,092
(1) Percentage rents for the three months ended March 31, 2026 and 2025 were $0.8 million and $0.9 million, respectively.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of three interest rate swaps as of March 31, 2026 and two interest rate swaps as of December 31, 2025. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps(1)	$—	$1,486	$—	$1,486

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap(1)	$—	$877	$—	$877
Liabilities:
Interest rate swap(2)	$—	$(448)	$—	$(448)
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.
(2) Included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of March 31, 2026, the Company was a counterparty to three interest rate derivative agreements which have been designated as cash flow hedges.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of March 31, 2026 and December 31, 2025:

(Amounts in thousands)	As of March 31, 2026
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Shoppers World interest rate swap	$417	$123,600	SOFR + 1.70%	5.36%	5.12%	8/15/2029
Montclair interest rate swap	871	7,164	SOFR + 2.57%	6.33%	3.15%	8/15/2030
Plaza at Woodbridge interest rate swap	198	62,500	SOFR + 1.55%	5.27%	5.03%	3/18/2031

	As of December 31, 2025
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Shoppers World interest rate swap	$(448)	$123,600	SOFR + 1.70%	5.36%	5.12%	8/15/2029
Montclair interest rate swap	877	7,201	SOFR + 2.57%	6.39%	3.15%	8/15/2030

The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025:

	Unrealized Gain (Loss) Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended March 31,
Hedged Instrument	2026	2025
Shoppers World interest rate swap	$865	$—
Montclair interest rate swap	(6)	(166)
Plaza at Woodbridge interest rate swap(1)	198	—
Plaza at Woodbridge interest rate cap(2)	—	(22)
Total	$1,057	$(188)
(1) On March 18, 2026, the Company financed the property and obtained an interest rate swap to hedge the variable component of the debt.
(2) The instrument has expired and the corresponding loan was repaid on June 26, 2025.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents, mortgages payable and borrowings under the unsecured line of credit and term loans. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable and borrowings under the unsecured line of credit and term loans are calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable and borrowings under the unsecured line of credit and term loans are classified as Level 3. The table below summarizes the carrying amounts and fair value of our Level 3 financial instruments as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026		As of December 31, 2025
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,677,984	$1,610,229	$1,619,388	$1,546,082
Unsecured line of credit	30,000	27,015	—	—
(1) Carrying amounts exclude unamortized debt issuance costs of $12.8 million and $12.6 million as of March 31, 2026 and December 31, 2025, respectively.

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
No impairment charges were recognized during the three months ended March 31, 2026 or 2025.

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

Redevelopment and Anchor Repositioning
The Company has 19 active development, redevelopment or anchor repositioning projects with total estimated costs of $157.3 million, of which $66.8 million remains to be funded as of March 31, 2026. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

Insurance
On January 1, 2025, the Company established SC Risk Solutions LLC (“the Captive”), a wholly-owned captive insurance company, which provides excess flood and general liability insurance for our properties. The Captive establishes annual premiums based on projections derived from past loss experience, actuarial analysis of future projected claims and market rates. The actuarial analysis is also used to assist in projecting funding requirements for losses. The Company has issued a guaranty of performance and payment related to the general liability policy under the Captive. All operating expenses incurred by the Captive, including estimated insurance losses, both reported and unreported, are included in property operating expenses on the consolidated statements of income and comprehensive income. As of March 31, 2026 and December 31, 2025, the Company has accrued estimated unpaid loss reserves of $5.0 million and $3.9 million, respectively, related to its insurance policies under the Captive which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.
The Company also maintains numerous insurance policies provided by third-parties including for general liability, property, pollution, acts of terrorism, trustees’ and officers’, cyber, workers’ compensation and automobile-related liabilities. However, all such policies are subject to terms, conditions, exclusions, deductibles and sub-limits, amongst other limiting factors.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million on our consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.
During the three months ended March 31, 2026, the Company received a reimbursement of $8.1 million pursuant to the Brownfields Redevelopment Incentive Program. The reimbursement is related to previously incurred environmental remediation costs and is included in other income on the consolidated statements of income and comprehensive income.

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

On April 24, 2026, Wren Kitchens filed for Chapter 7 bankruptcy and subsequently closed all U.S. store locations. The Company had two leases with them aggregating 42,000 sf that generated $1.1 million in annual rental revenue. The lease obligations are subject to a corporate guaranty provided by the tenant’s United Kingdom based parent entity, Wren Kitchens Limited. The Company is evaluating the collectibility of amounts due under the lease and guaranty, however, no assurance can be given regarding the timing or amount of any recovery, if at all.

Letters of Credit
As of March 31, 2026, the Company had seven letters of credit issued under our unsecured line of credit aggregating $27.9 million. These letters were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. If a lender or other entity were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the holder of the letter or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the credit agreement. As of March 31, 2026, the letters of credit remain undrawn and there is no separate liability recorded in connection with their issuance.

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

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2026	December 31, 2025
Deferred tax asset, net	$22,923	$22,486
Other assets	12,431	14,677
Deferred financing costs, net of accumulated amortization of $346 and $12,221, respectively	8,300	1,796
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	6,831	10,738
Insurance	9,444	1,420
Licenses/fees	2,177	1,395
Total prepaid expenses and other assets	$64,830	$55,236

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	March 31, 2026	December 31, 2025
Deferred tenant revenue	$22,493	$29,043
Accrued capital expenditures and leasing costs	24,524	25,187
Accrued interest payable	6,309	6,187
Security deposits	6,360	6,150
Other liabilities and accrued expenses	16,016	16,074
Finance lease liability	3,055	3,054
Accrued payroll expenses	5,042	11,702
Total accounts payable, accrued expenses and other liabilities	$83,799	$97,397

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Interest expense	$17,396	$18,628
Amortization of deferred financing costs	1,323	1,127
Total interest and debt expense	$18,719	$19,755

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
During the three months ended March 31, 2026 and 2025, the Company did not issue any common shares under the current or prior ATM Program, however, we incurred $0.1 million and $0.2 million, respectively of offering expenses related to fees for potential issuance. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the three months ended March 31, 2026 and 2025, no shares were repurchased by the Company. As of March 31, 2026, there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the operating partnership. As of March 31, 2026, Urban Edge owned approximately 94.5% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended March 31, 2026 and 2025, the Company declared distributions on common shares and OP Units of $0.21 and $0.19 per share/unit, respectively.

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
The total of the OP Units and LTIP Units represents a 5.2% weighted-average interest in the Operating Partnership for the three months ended March 31, 2026. Holders of outstanding vested LTIP Units may, from and after two years from the date of issuance, redeem their LTIP Units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP Units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. During the three months ended March 31, 2026 and 2025, 44,000 and 300,000 units, respectively, were redeemed for an equivalent amount of common shares of the Company.

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

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses on our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,692	$1,535
Performance-based LTIP expense(2)	1,780	1,121
Restricted share expense	184	21
Deferred share unit (“DSU”) expense	—	30
Total Share-based compensation expense	$3,656	$2,707
(1) Expense for the three months ended March 31, 2026 includes the 2026, 2025, 2024, 2023, and 2022 LTI Plans.
(2) Expense for the three months ended March 31, 2026 includes the 2026, 2025, 2024, 2023, 2022, and 2021 LTI Plans.

Equity award activity during the three months ended March 31, 2026 included: (i) 731,013 LTIP Units vested, (ii) 524,516 LTIP Units granted, (iii) 360,306 LTIP Units earned upon completion of the 2023 LTI Plan, (iv) 34,470 restricted shares vested, (v) 27,656 restricted shares granted, and (vi) 1,916 restricted shares forfeited.

2026 Long-Term Incentive Plan
On January 27, 2026, the Company established the 2026 Long-Term Incentive Plan (“2026 LTI Plan”) under the 2024 Omnibus Share Plan. The plan is a multi-year, equity compensation program under which participants, including our Chairman and Chief Executive Officer, receive awards in the form of LTIP Units that, with respect to one half of the program, vest based solely on the passage of time. With respect to the other half of the program, the awards are earned and vest if certain relative and absolute total shareholder return (“TSR”) and/or funds from operations (“FFO”) and same-property net operating income (“SP NOI”) growth targets are achieved by the Company over a three-year performance period. As part of the 2026 LTI Plan, participants other than our named executive officers may receive restricted stock awards or LTIP unit awards subject to a three-year vesting period. The total grant date fair value under the 2026 LTI Plan was $9.0 million, comprising both performance-based and time-based awards as described further below:

Performance-based awards
For the performance-based awards under the 2026 LTI Plan, participants have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period beginning on January 27, 2026 and ending on January 26, 2029. Participants also have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s FFO growth component and SP NOI growth component meets certain criteria over the three-year performance measurement period beginning January 1, 2026 and ending on December 31, 2028. The Company granted performance-based awards under the 2026 LTI Plan representing 285,874 units. The fair value of the performance-based award portion of the 2026 LTI Plan on the grant date was $3.9 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise. Assumptions include historical volatility (24.2%), risk-free interest rates (3.7%), and historical daily return as compared to certain peer companies.

Time-based awards
The time-based awards granted under the 2026 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of March 31, 2026, the Company granted time-based awards under the 2026 LTI Plan that represent 259,208 LTIP Units with a grant date fair value of $4.6 million.

Restricted stock awards
The restricted stock awards granted under the 2026 LTI Plan for participants other than our named executive officers vest ratably over three years. As of March 31, 2026, the Company granted restricted stock awards under the 2026 LTI Plan that represent 27,656 restricted units with a grant date fair value of $0.5 million.

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
The computation of diluted EPS reflects potential dilution of securities by adding potential common shares, including stock options and unvested restricted shares, to the weighted average number of common shares outstanding for the period. The effect of the redemption of OP and vested LTIP Units is not reflected in the computation of basic EPS, as they are redeemable for common shares on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. The assumed redemption of OP and vested LTIP Units is included in the determination of diluted earnings per share when they have a dilutive effect on the calculation.

The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended March 31,
(Amounts in thousands, except per share amounts)	2026	2025
Numerator:
Net income attributable to common shareholders	$22,645	$8,198
Less: earnings allocated to unvested participating securities	(13)	(6)
Net income available for common shareholders - basic	$22,632	$8,192
Impact of assumed conversions:
LTIP Units	883	—
Net income available for common shareholders - dilutive	$23,515	$8,192

Denominator:
Weighted average common shares outstanding - basic	125,879	125,513
Effect of dilutive securities(1):
Restricted share awards	73	90
Assumed conversion of LTIP Units	5,153	—
Weighted average common shares outstanding - diluted	131,105	125,603

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.18	$0.07
Earnings per common share - Diluted	$0.18	$0.07
(1) For the three months ended March 31, 2025, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemption has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended March 31,
(Amounts in thousands, except per unit amounts)	2026	2025
Numerator:
Net income attributable to unitholders	$23,822	$8,630
Less: net income attributable to participating securities	(389)	(348)
Net income available for unitholders	$23,433	$8,282

Denominator:
Weighted average units outstanding - basic	130,981	130,119
Effect of dilutive securities issued by Urban Edge	124	90
Weighted average units outstanding - diluted	131,105	130,209

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.18	$0.06
Earnings per unit - Diluted	$0.18	$0.06

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
The following table provides the components of Property NOI related to our single reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
REVENUE
Property rentals	$80,916	$80,094
Tenant expense reimbursements	40,497	34,735
Total property revenues	121,413	114,829
EXPENSES
Real estate taxes	17,066	16,840
Property operating	29,321	24,466
Lease expense	2,075	2,098
Total property operating expenses	48,462	43,404
Property net operating income	$72,951	$71,425
Reconciliation of Property NOI to income before income taxes
Depreciation and amortization	(32,312)	(37,195)
Interest and debt expense	(18,719)	(19,755)
General and administrative expense	(9,136)	(9,531)
(Loss) gain on extinguishment of debt	(212)	498
Interest income	179	406
Straight-line rents, amortization of above and below-market leases, and other	2,819	3,272
Other income and expenses(1)	8,355	(119)
Income before income taxes	$23,925	$9,001
(1) Includes intercompany eliminations, lease termination income and other income and expenses related to corporate activities, including the captive insurance program.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition, business and targeted occupancy may differ materially from those expressed in these forward-looking statements. You can identify many of these statements by words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of forward-looking statements are beyond our ability to control or predict and include, among others: (i) macroeconomic conditions, including geopolitical conditions and instability, and international trade disputes, including any related tariffs, which may lead to rising inflation, adverse impacts to supply chains, and disruption of, or lack of access to, the capital markets, as well as potential volatility in the Company’s share price; (ii) the economic, political and social impact of, and uncertainty relating to, epidemics and pandemics; (iii) the loss or bankruptcy of major tenants; (iv) the ability and willingness of the Company’s tenants to renew their leases with the Company upon expiration and the Company’s ability to re-lease its properties on the same or better terms, or at all, in the event of non-renewal or in the event the Company exercises its right to replace an existing tenant; (v) the impact of e-commerce on our tenants’ business; (vi) the Company’s success in implementing its business strategy and its ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments; (vii) changes in general economic conditions or economic conditions in the markets in which the Company competes, and their effect on the Company’s revenues, earnings and funding sources, and on those of its tenants; (viii) increases in the Company’s borrowing costs as a result of changes in interest rates, rising inflation, and other factors; (ix) the Company’s ability to pay down, refinance, hedge, restructure or extend its indebtedness as it becomes due and potential limitations on the Company’s ability to borrow funds under its existing credit facility as a result of covenants relating to the Company’s financial results; (x) potentially higher costs associated with the Company’s development, redevelopment and anchor repositioning projects, and the Company’s ability to lease the properties at projected rates; (xi) the Company’s liability for environmental matters; (xii) damage to the Company’s properties from catastrophic weather and other natural events, and the physical effects of climate change; (xiii) the Company’s ability and willingness to maintain its qualification as a REIT in light of economic, market, legal, tax and other considerations; (xiv) information technology security breaches; (xv) the loss of key executives; and (xvi) the accuracy of methodologies and estimates regarding our environmental, social and governance (collectively, our Corporate Responsibility or “CR”) metrics, goals and targets, tenant willingness and ability to collaborate towards reporting CR metrics and meeting CR goals and targets, and the impact of governmental regulation on our CR efforts. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”), including the information contained in this Quarterly Report on Form 10-Q.
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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of March 31, 2026, Urban Edge owned approximately 94.5% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of March 31, 2026, our portfolio consisted of 70 shopping centers, two outlet centers and two malls totaling approximately 17.3 million square feet of gross leasable area with a consolidated occupancy of 89.9%.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 contains a description of our critical accounting estimates, including valuing acquired assets and liabilities, and impairments. For the three months ended March 31, 2026, there were no material changes to these estimates.

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
Our primary cash expenditures consist of property operating and capital costs, general and administrative expenses, and interest and debt expense. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance and utilities; general and administrative expenses include payroll, professional fees, information technology, office expenses and other administrative expenses; and interest and debt expense primarily consists of interest on our mortgage debt, unsecured line of credit and term loans. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties. We also capitalize certain expenses, such as taxes, interest and salaries related to properties under development or redevelopment until the property is ready for its intended use.
Our consolidated results of operations often are not comparable from period to period due to the impact of property acquisitions, dispositions, developments, redevelopments and changes in accounting policies. The results of operations of any acquired properties are included in our financial statements as of the date of acquisition. Our results of operations are affected by national, regional and local economic conditions, as well as macroeconomic conditions, which are at times subject to volatility and uncertainty such as the recent market volatility resulting from changes in tariff policies and the geopolitical climate. Increased tariffs on foreign imports and inflationary pressures could have a material impact on the cost of certain raw materials and goods and adversely affect the results of our operations or the operations of our tenants, and could temper consumer spending. While most of our leases require tenants to pay their share of operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing our exposure to increases in costs and operating expenses, there is no guarantee that we will be able to recoup all such amounts, and some larger tenants have capped the amount of these operating expenses they are responsible for under their lease.
We continue to monitor the impacts of inflation, interest rates and broader macroeconomic conditions on our operations. During 2025, inflationary pressures began to moderate and the Federal Reserve lowered its target range for the federal funds rate by an aggregate of 75 bps to a range of 3.50% to 3.75%. In March 2026, inflation increased, driven in part by heightened geopolitical tensions, and remains elevated compared to the Federal Reserve’s long-term target of 2%. We anticipate that inflation could remain at that level in the near-term and long-term. In addition, the increasing geopolitical tensions and related global economic uncertainty have contributed to volatility in financial markets and rising interest rates. These conditions have increased uncertainty with respect to access to capital and pricing dynamics. There can be no assurance that inflationary pressures, interest rates, geopolitical risks, or related market volatility will moderate, and such conditions may persist in the near-term or over a longer period.
We occasionally utilize interest rate derivative agreements to hedge the effect of changing interest rates on our variable rate debt. As of March 31, 2026, all of our outstanding mortgage debt is fixed rate or hedged with interest rate derivative agreements, and our only variable rate exposure is related to our unsecured line of credit which had an outstanding balance of $30 million and is indexed to SOFR plus an applicable margin per the credit agreement. There were no amounts drawn on either of the 5-year or 7-year term loans. As of March 31, 2026, we were counterparty to three interest rate swap agreements, all of which qualify for, and are designated as, hedging instruments to manage our exposure to changes in the interest rate environment. We are actively managing our business to respond to any economic and social impacts from events and circumstances such as those described above, however, the extent and duration of these impacts remain uncertain and could adversely affect our operating results, financial condition and liquidity. See “Risk Factors” in Part I, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Net income	$23,547	$8,382
FFO applicable to diluted common shareholders(1)	55,657	45,458
NOI(1)	73,026	71,572
Same-property NOI(1)	65,259	63,715
(1) Refer to pages 31-32 for a reconciliation to the most directly comparable generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
Net income for the three months ended March 31, 2026 was $23.5 million, compared to net income of $8.4 million for the three months ended March 31, 2025. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended March 31, 2026 as compared to the same period in 2025:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025	$ Change
Total revenue	$132,624	$118,165	$14,459
Depreciation and amortization	32,312	37,195	(4,883)
Real estate taxes	16,602	16,358	244
Property operating expenses	28,938	24,059	4,879
General and administrative expenses	9,136	9,531	(395)
Interest and debt expense	18,719	19,755	(1,036)
(Loss) gain on extinguishment of debt	(212)	498	(710)
Income tax expense	378	619	(241)
Total revenue increased by $14.5 million to $132.6 million in the first quarter of 2026 from $118.2 million in the first quarter of 2025. The increase is primarily attributable to:
•$8.3 million increase in other income related to the reimbursement of environmental remediation costs received in the first quarter of 2026;
•$8.3 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases; and
•$0.3 million increase as a result of property acquisitions net of dispositions since the first quarter of 2025; offset by
•$1.4 million increase in rental revenue deemed uncollectible;
•$0.9 million decrease in non-cash revenues driven by the write-off of lease intangibles related to tenant vacates since the first quarter of 2025; and
•$0.1 million decrease in percentage rent primarily due to timing of recognition as compared to the first quarter of 2025.
Depreciation and amortization decreased by $4.9 million to $32.3 million in the first quarter of 2026 from $37.2 million in the first quarter of 2025. The decrease is primarily attributable to:
•$5.3 million decrease primarily related to accelerated depreciation of in-place leases and tenant improvements since the first quarter of 2025; offset by
•$0.4 million increase as a result of property acquisitions net of dispositions since the first quarter of 2025.
Real estate tax expense increased by $0.2 million to $16.6 million in the first quarter of 2026 from $16.4 million in the first quarter of 2025. The increase is primarily attributable to:
•$0.4 million increase due to higher tax assessments across multiple properties in the first quarter of 2026, partially offset by successful tax appeals and lower assessments; offset by
•$0.2 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects since the first quarter of 2025, offset by project completions.

Property operating expenses increased by $4.9 million to $28.9 million in the first quarter of 2026 from $24.1 million in the first quarter of 2025. The increase is primarily attributable to higher snow removal expenses as compared to the first quarter of 2025.
General and administrative expenses decreased by $0.4 million to $9.1 million in the first quarter of 2026 from $9.5 million in the first quarter of 2025. The decrease is primarily attributable to lower employment expenses.
Interest and debt expense decreased by $1.0 million to $18.7 million in the first quarter of 2026 from $19.8 million in the first quarter of 2025. The decrease is primarily attributable to:
•$0.9 million increase in capitalized interest expense due to the commencement of development, redevelopment, and anchor repositioning projects, offset by project completions; and
•$0.7 million decrease due to a lower average balance and lower interest rate on our unsecured line of credit; offset by
•$0.4 million increase as a result of new financings since the first quarter of 2025, net of loan repayments; and
•$0.2 million increase in amortization of deferred financing costs.
In the first quarter of 2026, we recognized a $0.2 million loss on extinguishment of debt related to the write-off of deferred financing fees for the amendment and restatement of our unsecured line of credit. In the first quarter of 2025, we recognized a $0.5 million gain on extinguishment of debt for the return of escrow funds related to a property foreclosure.
Income tax expense decreased by $0.2 million to $0.4 million in the first quarter of 2026 from $0.6 million in the first quarter of 2025. The decrease is primarily attributable to the tax impact of the Shops at Caguas loan modification completed in the fourth quarter of 2025.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 66 properties for the three months ended March 31, 2026 and 2025. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, or that are in the foreclosure process, and results of our captive insurance program during the periods being compared. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.
Same-property NOI increased by $1.5 million, or 2.4% for the three months ended March 31, 2026, compared to the three months ended March 31, 2025. Same-property NOI, including properties in redevelopment, increased by $2.0 million, or 2.8%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
The following table reconciles net income to NOI, same-property NOI, and same-property NOI including properties in redevelopment for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Net income	$23,547	$8,382
Depreciation and amortization	32,312	37,195
Interest and debt expense	18,719	19,755
General and administrative expense	9,136	9,531
Loss (gain) on extinguishment of debt	212	(498)
Other (income) expense	(8,066)	467
Income tax expense	378	619
Interest income	(393)	(607)
Non-cash revenue and expenses	(2,819)	(3,272)
NOI	73,026	71,572
Adjustments:
Sunrise Mall net operating loss	479	295
Tenant bankruptcy settlement income and lease termination income	—	(61)
Non-same property NOI and other(1)	(8,246)	(8,091)
Same-property NOI	$65,259	$63,715
NOI related to properties being redeveloped	6,583	6,149
Same-property NOI including properties in redevelopment	$71,842	$69,864
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, or that are in the foreclosure process during the periods being compared, and results of the Company’s captive insurance program.

Funds From Operations
FFO applicable to diluted common shareholders was $55.7 million for the three months ended March 31, 2026 compared to $45.5 million for the three months ended March 31, 2025.
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

The following table reflects the reconciliation of net income to FFO for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Net income	$23,547	$8,382
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	275	248
Operating partnership	(1,177)	(432)
Net income attributable to common shareholders	22,645	8,198
Adjustments:
Rental property depreciation and amortization	31,835	36,828
Limited partnership interests in operating partnership(1)	1,177	432
FFO applicable to diluted common shareholders	$55,657	$45,458
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares. LTIP and OP units are excluded for purposes of calculating earnings per diluted share when their effect is anti-dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.21 per common share and OP Unit for the first quarter of 2026, or an annual rate of $0.84. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
On January 22, 2026, we amended and restated the credit agreement for our unsecured line of credit which reduced the facility size by $100 million to $700 million and extended the maturity date to June 28, 2030 with two six-month extension options. In conjunction with the amendment and restatement of the unsecured line of credit we executed agreements for two term loans aggregating $250 million which includes a 5-year maturity and a 7-year maturity of $125 million each, both of which have a 12-month delayed-draw feature (collectively, the “term loans”). As of March 31, 2026, there is $30 million outstanding under the unsecured line of credit bearing interest at SOFR plus an applicable margin per the credit agreement and no amounts drawn on either of the 5-year or 7-year term loans. The Company has obtained seven letters of credit issued under the unsecured line of credit, aggregating $27.9 million. The letters of credit were provided to mortgage lenders and other entities to secure its obligations in relation to certain reserves and capital requirements and have reduced the amount available under the facility commensurate with their face values. As of March 31, 2026, the letters of credit remain undrawn and no separate liability has been recorded in association with them. As of March 31, 2026 we had an available remaining capacity of $642.1 million under the unsecured line of credit, including undrawn letters of credit, and $250 million available under the term loans, aggregating $892.1 million of capacity under the unsecured line of credit and term loans. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the unsecured line of credit and delayed-draw term loans.
In August 2025, in connection with the launch of the ATM Program, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). The ATM Program replaced the Company’s previous at-the-market program established on August 15, 2022. During the three months ended March 31, 2026 and 2025, the Company did not issue any common shares under the current or prior ATM Program. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. As of the date of this filing, we have approximately $205.8 million of debt maturing within the next 12 months related to mortgage loans encumbering four of our properties and are actively exploring our options to repay or refinance the loans.
At March 31, 2026, we had cash and cash equivalents, including restricted cash, of $75.9 million and approximately $892.1 million available under our unsecured line of credit and term loans. The available balance under our unsecured line of credit, term loans and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $75.9 million at March 31, 2026, compared to $78.9 million at December 31, 2025 and $98.1 million at March 31, 2025, a decrease of $3.0 million and $22.2 million, respectively. Our cash flow activities are summarized as follows:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$39,125	$32,582	$6,543
Net cash used in investing activities	(94,838)	(20,730)	(74,108)
Net cash provided by (used in) financing activities	52,714	(4,400)	57,114
Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $39.1 million for the three months ended March 31, 2026 increased by $6.5 million from $32.6 million for the three months ended March 31, 2025. The increase is due to higher rental revenue for tenant rent commencements and the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $94.8 million for the three months ended March 31, 2026 increased by $74.1 million from $20.7 million for the three months ended March 31, 2025. The increase is primarily due to:
•$54.3 million increase in cash used for the acquisition of real estate in the first three months of 2026; and
•$19.8 million increase in cash used for real estate development and capital improvements in the first three months of 2026.
The Company had 19 active development, redevelopment or anchor repositioning projects with total estimated costs of $157.3 million, of which $90.5 million had been incurred and $66.8 million remained to be funded as of March 31, 2026.
The following summarizes capital expenditures presented on a cash basis for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025
Capital expenditures:
Redevelopment and repositioning	$16,056	$9,718
New development and outparcels	17,304	3,350
Maintenance capital expenditures	1,249	3,792
Tenant improvements and leasing landlord work	5,933	3,870
Total capital expenditures	$40,542	$20,730

Financing Activities
Net cash flow provided by or used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash provided by financing activities of $52.7 million for the three months ended March 31, 2026 increased by $57.1 million from cash used in financing activities of $4.4 million for the three months ended March 31, 2025. The increase is primarily due to:
•$66.8 million increase in mortgage proceeds and credit facility borrowings, net of debt repayments; and
•$1.5 million increase in cash contributed by noncontrolling interests; offset by
•$8.2 million increase in debt issuance costs driven by the amendment and extension of our unsecured line of credit and Plaza at Woodbridge mortgage financing in the first three months of 2026; and
•$3.0 million increase in distributions to shareholders and unitholders of the Operating Partnership.

Contractual Obligations
We have contractual obligations related to our mortgage loans, unsecured line of credit and term loans that are both fixed and variable. As of March 31, 2026, our only variable rate exposure was related to our unsecured line of credit that bears interest at a floating rate based on SOFR plus an applicable margin of 1.00%. Further information on our mortgage loans, unsecured line of credit and term loans can be found in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
•Obligations related to employment contracts with certain executive officers which are subject to cancellation by either the Company or the executive without cause upon notice;
•Obligations related to letters of credit issued under our unsecured line of credit; and
•Recorded debt premiums or discounts.
We believe that cash flows from our current operations, cash on hand, unsecured line of credit, term loans, the potential to refinance our loans and our general ability to access the capital markets will be sufficient to finance our operations and fund our obligations in both the short-term and long-term.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of March 31, 2026, our variable rate debt outstanding had rates indexed to SOFR.

	2026					2025
(Amounts in thousands)	March 31, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate debt	$30,000		4.67%	$300		$—		N/A
Fixed rate debt	1,677,984		5.03%	—	(2)	1,619,388		5.03%
	$1,707,984	(1)		$300		$1,619,388	(1)
(1) Excludes unamortized debt issuance costs of $12.8 million and $12.6 million as of March 31, 2026 and December 31, 2025, respectively. Debt issuance costs related to our unsecured line of credit and term loans are included within prepaid expenses and other assets on the consolidated balance sheets. Includes the Shoppers World, Montclair, and Plaza at Woodbridge mortgage loans that are hedged with interest rate swap agreements, fixing the interest rates at 5.12%, 3.15%, and 5.03%, respectively.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $16.8 million based on outstanding balances as of March 31, 2026.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of March 31, 2026, the Company was a counterparty to three interest rate derivative agreements which have been designated as cash flow hedges. These derivative instruments are assessed quarterly and as of March 31, 2026, all meet the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2026, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks
As of March 31, 2026, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at March 31, 2026 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of March 31, 2026, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS
We are party to various legal actions that arise in the ordinary course of business. In our opinion, after consultation with legal counsel, the outcome of such matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A.    RISK FACTORS
Except to the extent additional factual information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters discussed in Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”), there were no material changes to the risk factors disclosed in Part I, “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 11, 2026.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
January 1, 2026 - January 31, 2026	—		$—	—	$145,900,000
February 1, 2026 - February 28, 2026	11,520	(2)	20.45	—	$145,900,000
March 1, 2026 - March 31, 2026	—		—	—	$145,900,000
Total	11,520		$20.45	—
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

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended March 31, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

ITEM 6.    EXHIBITS
The exhibits listed below are included in, or incorporated by reference into, this Quarterly Report on Form 10-Q.

INDEX TO EXHIBITS

The following exhibits are included as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Exhibit Description
10.1
Second Amended and Restated Credit Agreement, by and among Urban Edge Properties LP, as Borrower, the Banks party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, dated as of January 22, 2026 (incorporated by reference to Exhibit 10.2 to Form 10-K filed on February 11, 2026)

10.2
Term Loan Agreement, by and among Urban Edge Properties LP, as Borrower, the Banks party thereto, and PNC Bank, National Association, as Administrative Agent, dated as of January 22, 2026 (incorporated by reference to Exhibit 10.3 to Form 10-K filed on February 11, 2026)

31.1*
Certification by the Chief Executive Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*
Certification by the Chief Financial Officer for Urban Edge Properties pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3*
Certification by the Chief Executive Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4*
Certification by the Chief Financial Officer for Urban Edge Properties LP pursuant to rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
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

Date: April 29, 2026

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: April 29, 2026