Form 10-Q
period 2026-09-30
Urban Edge Properties; Urban Edge Properties LP
filed 2026-10-28
CIK 1611547, 1681169

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 23, 2026, Urban Edge Properties had 126,259,755 common shares outstanding.

URBAN EDGE PROPERTIES AND URBAN EDGE PROPERTIES LP
QUARTERLY REPORT ON FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2026

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2026 of Urban Edge Properties and Urban Edge Properties LP. Unless stated otherwise or the context otherwise requires, references to “UE”, “Urban Edge” and “the REIT” mean Urban Edge Properties, a Maryland real estate investment trust (“REIT”), and references to “UELP” and the “Operating Partnership” mean Urban Edge Properties LP, a Delaware limited partnership. References to the “Company,” “we,” “us” and “our” mean collectively UE, UELP and those entities/subsidiaries consolidated by UE.
UELP is the entity through which we conduct substantially all of our business and own, either directly or through subsidiaries, substantially all of our assets. UE is the sole general partner and also a limited partner of UELP. As the sole general partner of UELP, UE has exclusive control of UELP’s day-to-day management.
As of September 30, 2026, UE owned an approximate 94.7% interest in UELP. The remaining approximate 5.3% interest is owned by other limited partners. The other limited partners of UELP are members of management, our Board of Trustees and contributors of property interests acquired. Under the limited partnership agreement of UELP, unitholders may present their common units of UELP for redemption at any time (subject to restrictions agreed upon at the time of issuance of the units that may restrict such right for a period of time). Upon presentation of a common unit for redemption, UELP must redeem the unit for cash equal to the then value of a share of UE’s common shares, as defined by the limited partnership agreement. In lieu of cash redemption by UELP, however, UE may elect to acquire any common units so tendered by issuing common shares of UE in exchange for the common units. If UE so elects, its common shares will be exchanged for common units on a one-for-one basis. This one-for-one exchange ratio is subject to specified adjustments to prevent dilution. UE generally expects that it will elect to issue its common shares in connection with each such presentation for redemption rather than having UELP pay cash. With each such exchange or redemption, UE’s percentage ownership in UELP will increase. In addition, whenever UE issues common shares other than to acquire common units of UELP, UE must contribute any net proceeds it receives to UELP and UELP must issue to UE an equivalent number of common units of UELP. This structure is commonly referred to as an umbrella partnership REIT, or UPREIT.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
URBAN EDGE PROPERTIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share and per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Real estate, at cost:
Land	$686,497	$669,078
Buildings and improvements	2,905,146	2,835,540
Construction in progress	388,936	327,413
Furniture, fixtures and equipment	14,508	13,059
Total	3,995,087	3,845,090
Accumulated depreciation and amortization	(989,591)	(935,548)
Real estate, net	3,005,496	2,909,542
Operating lease right-of-use assets	56,887	58,917
Cash and cash equivalents	62,644	48,881
Restricted cash	23,531	29,984
Tenant and other receivables	21,873	26,658
Receivables arising from the straight-lining of rents	63,013	63,842
Identified intangible assets, net of accumulated amortization of $74,553 and $70,514, respectively	83,583	87,591
Deferred leasing costs, net of accumulated amortization of $22,940 and $21,982, respectively	29,266	31,220
Prepaid expenses and other assets	76,959	55,236
Total assets	$3,423,252	$3,311,871

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,629,867	$1,606,774
Unsecured line of credit	75,000	—
Operating lease liabilities	54,509	56,329
Accounts payable, accrued expenses and other liabilities	90,644	97,397
Identified intangible liabilities, net of accumulated amortization of $60,593 and $59,668, respectively	161,995	174,899
Total liabilities	2,012,015	1,935,399
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares: $0.01 par value; 500,000,000 shares authorized and 126,259,755 and 125,912,647 shares issued and outstanding, respectively	1,261	1,257
Additional paid-in capital	1,173,491	1,163,939
Accumulated other comprehensive income (loss)	6,830	(703)
Accumulated earnings	137,078	124,566
Noncontrolling interests:
Operating partnership	73,503	69,140
Consolidated subsidiaries	19,074	18,273
Total equity	1,411,237	1,376,472
Total liabilities and equity	$3,423,252	$3,311,871

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Rental revenue	$119,249	$119,196	$366,079	$351,200
Other income	307	930	8,882	1,175
Total revenue	119,556	120,126	374,961	352,375
EXPENSES
Depreciation and amortization	32,906	36,831	100,254	106,628
Real estate taxes	16,011	16,791	49,488	49,731
Property operating	20,612	19,401	68,867	62,334
General and administrative	8,776	8,976	27,592	30,224
Lease expense	3,171	3,320	9,619	9,981
Other expense	—	349	—	349
Total expenses	81,476	85,668	255,820	259,247
Gain on sale of real estate	36,006	233	36,006	49,695
Interest income	549	824	1,541	2,098
Interest and debt expense	(19,962)	(19,374)	(58,482)	(58,666)
(Loss) gain on extinguishment of debt	—	—	(212)	323
Income before income taxes	54,673	16,141	97,994	86,578
Income tax expense	(872)	(600)	(1,999)	(1,862)
Net income	53,801	15,541	95,995	84,716
Less net (income) loss attributable to NCI in:
Operating partnership	(2,596)	(836)	(4,703)	(4,326)
Consolidated subsidiaries	235	230	715	721
Net income attributable to common shareholders	$51,440	$14,935	$92,007	$81,111

Earnings per common share - Basic:	$0.41	$0.12	$0.73	$0.65
Earnings per common share - Diluted:	$0.41	$0.12	$0.73	$0.64
Weighted average shares outstanding - Basic	126,182	125,729	126,044	125,643
Weighted average shares outstanding - Diluted	131,532	125,803	131,436	125,869

Net income	$53,801	$15,541	$95,995	$84,716
Effective portion of change in fair value of derivatives	4,955	(578)	7,956	(964)
Comprehensive income	58,756	14,963	103,951	83,752
Less comprehensive (income) loss attributable to NCI in:
Operating partnership	(261)	30	(423)	49
Less net (income) loss attributable to NCI in:
Operating partnership	(2,596)	(836)	(4,703)	(4,326)
Consolidated subsidiaries	235	230	715	721
Comprehensive income attributable to common shareholders	$56,134	$14,387	$99,540	$80,196

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Unaudited)
(In thousands, except share and per share amounts)

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2025	125,791,099	$1,256	$1,159,588	$(190)	$145,043	$68,620	$18,287	$1,392,604
Net income attributable to common shareholders	—	—	—	—	14,935	—	—	14,935
Net income (loss) attributable to NCI	—	—	—	—	—	836	(230)	606
Other comprehensive loss	—	—	—	(548)	—	(30)	—	(578)
Limited partnership interests:
Units redeemed for common shares	21,418	—	227	—	—	227	—	454
Reallocation of noncontrolling interests	—	—	1,459	—	—	(1,913)	—	(454)
Common shares issued, net	1,157	—	(401)	—	(25)	—	—	(426)
Dividends to common shareholders ($0.19 per share)	—	—	—	—	(23,886)	—	—	(23,886)
Distributions to redeemable NCI ($0.19 per unit)	—	—	—	—	—	(1,229)	—	(1,229)
Contributions from noncontrolling interests	—	—	—	—	—	—	512	512
Share-based compensation expense	—	—	185	—	—	2,541	—	2,726
Issuance of LTIP Units	—	—	(405)	—	—	742	—	337
Balance, September 30, 2025	125,813,674	$1,256	$1,160,653	$(738)	$136,067	$69,794	$18,569	$1,385,601

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, June 30, 2026	126,224,466	$1,261	$1,168,529	$2,136	$112,159	$73,982	$19,309	$1,377,376
Net income attributable to common shareholders	—	—	—	—	51,440	—	—	51,440
Net income (loss) attributable to NCI	—	—	—	—	—	2,596	(235)	2,361
Other comprehensive income	—	—	—	4,694	—	261	—	4,955
Limited partnership interests:
Units redeemed for common shares	34,000	—	351	—	—	(351)	—	—
Reallocation of noncontrolling interests	—	—	5,155	—	—	(5,155)	—	—
Common shares issued, net	1,289	—	(51)	—	(25)	—	—	(76)
Dividends to common shareholders ($0.21 per share)	—	—	—	—	(26,496)	—	—	(26,496)
Distributions to redeemable NCI ($0.21 per unit)	—	—	—	—	—	(1,587)	—	(1,587)
Share-based compensation expense	—	—	237	—	—	2,694	—	2,931
Issuance of LTIP Units	—	—	(730)	—	—	1,063	—	333
Balance, September 30, 2026	126,259,755	$1,261	$1,173,491	$6,830	$137,078	$73,503	$19,074	$1,411,237

See notes to consolidated financial statements (unaudited).

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2024	125,450,684	$1,253	$1,149,981	$177	$126,670	$65,069	$18,574	$1,361,724
Net income attributable to common shareholders	—	—	—	—	81,111	—	—	81,111
Net income (loss) attributable to NCI	—	—	—	—	—	4,326	(721)	3,605
Other comprehensive loss	—	—	—	(915)	—	(49)	—	(964)
Limited partnership interests:
Units redeemed for common shares	352,346	3	3,521	—	—	3,524	—	7,048
Reallocation of noncontrolling interests	—	—	3,688	—	—	(10,736)	—	(7,048)
Common shares issued, net	22,410	—	5,132	—	(73)	—	—	5,059
Dividends to common shareholders ($0.57 per share)	—	—	—	—	(71,641)	—	—	(71,641)
Distributions to redeemable NCI ($0.57 per unit)	—	—	—	—	—	(4,122)	—	(4,122)
Contributions from NCI	—	—	—	—	—	—	716	716
Share-based compensation expense	—	—	423	—	—	8,576	—	8,999
Issuance of LTIP Units	—	—	(1,819)	—	—	3,206	—	1,387
Share-based awards retained for taxes	(11,766)	—	(273)	—	—	—	—	(273)
Balance, September 30, 2025	125,813,674	$1,256	$1,160,653	$(738)	$136,067	$69,794	$18,569	$1,385,601

	Common Shares					Noncontrolling Interests (“NCI”)
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings (Deficit)	Operating Partnership	Consolidated Subsidiaries	Total Equity
Balance, December 31, 2025	125,912,647	$1,257	$1,163,939	$(703)	$124,566	$69,140	$18,273	$1,376,472
Net income attributable to common shareholders	—	—	—	—	92,007	—	—	92,007
Net income (loss) attributable to NCI	—	—	—	—	—	4,703	(715)	3,988
Other comprehensive income	—	—	—	7,533	—	423	—	7,956
Limited partnership interests:
Units redeemed for common shares	313,454	3	3,278	—	—	(3,281)	—	—
Reallocation of noncontrolling interests	—	—	4,204	—	—	(4,204)	—	—
Common shares issued, net	45,174	1	3,817	—	(77)	—	—	3,741
Dividends to common shareholders ($0.63 per share)	—	—	—	—	(79,418)	—	—	(79,418)
Distributions to redeemable NCI ($0.63 per unit)	—	—	—	—	—	(5,237)	—	(5,237)
Contributions from NCI	—	—	—	—	—	—	1,516	1,516
Share-based compensation expense	—	—	633	—	—	8,862	—	9,495
Issuance of LTIP Units	—	—	(2,099)	—	—	3,097	—	998
Share-based awards retained for taxes	(11,520)	—	(281)	—	—	—	—	(281)
Balance, September 30, 2026	126,259,755	$1,261	$1,173,491	$6,830	$137,078	$73,503	$19,074	$1,411,237

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,995	$84,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,341	106,915
Gain on sale of real estate	(36,006)	(49,695)
Loss (gain) on extinguishment of debt	212	(323)
Amortization of deferred financing costs and premiums/discounts on debt obligations	4,601	4,184
Amortization of above and below market leases, net	(9,920)	(12,467)
Amortization of lease incentives	283	294
Noncash lease expense	4,896	5,005
Straight-lining of rent	(863)	(1,870)
Share-based compensation expense	9,495	8,999
Rental revenue deemed uncollectible	3,199	2,027
Change in operating assets and liabilities:
Tenant and other receivables	1,586	(5,581)
Deferred leasing costs	(3,200)	(6,816)
Prepaid expenses and other assets	2,687	902
Lease liabilities	(4,686)	(4,765)
Accounts payable, accrued expenses and other liabilities	2,463	209
Net cash provided by operating activities	171,083	131,734
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(106,986)	(74,122)
Acquisitions of real estate	(105,842)	(1,500)
Acquisitions of leasehold interest	(10,675)	—
Proceeds from sale of real estate	26,416	64,474
Net cash used in investing activities	(197,087)	(11,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage loan borrowings	62,500	123,600
Borrowings from unsecured line of credit	95,000	75,000
Contributions from noncontrolling interests	1,516	716
Costs related to the issuance of common shares	(152)	(410)
Taxes withheld for vested restricted shares	(281)	(273)
Distributions to redeemable noncontrolling interests	(5,237)	(4,122)
Debt issuance costs	(8,208)	(2,776)
Debt repayments	(32,406)	(186,526)
Dividends to common shareholders	(79,418)	(71,641)
Net cash provided by (used in) financing activities	33,314	(66,432)
Net increase in cash and cash equivalents and restricted cash	7,310	54,154
Cash and cash equivalents and restricted cash at beginning of period	78,865	90,640
Cash and cash equivalents and restricted cash at end of period	$86,175	$144,794

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $11,634 and $9,160, respectively	$53,533	$54,441
Cash payments for income taxes	633	731
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt assumed by buyer in connection with disposition of real estate	30,000	—
Accrued capital expenditures included in accounts payable and accrued expenses	18,771	21,559
Write-off of fully depreciated assets	11,778	38,595
Issuance of LTIP Units	3,893	5,470
Issuance of note receivable used as capital contribution from noncontrolling interests	3,791	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$48,881	$41,373
Restricted cash at beginning of period	29,984	49,267
Cash and cash equivalents and restricted cash at beginning of period	$78,865	$90,640

Cash and cash equivalents at end of period	$62,644	$77,796
Restricted cash at end of period	23,531	66,998
Cash and cash equivalents and restricted cash at end of period	$86,175	$144,794

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except unit amounts)

	September 30,	December 31,
	2026	2025
ASSETS
Real estate, at cost:
Land	$686,497	$669,078
Buildings and improvements	2,905,146	2,835,540
Construction in progress	388,936	327,413
Furniture, fixtures and equipment	14,508	13,059
Total	3,995,087	3,845,090
Accumulated depreciation and amortization	(989,591)	(935,548)
Real estate, net	3,005,496	2,909,542
Operating lease right-of-use assets	56,887	58,917
Cash and cash equivalents	62,644	48,881
Restricted cash	23,531	29,984
Tenant and other receivables	21,873	26,658
Receivables arising from the straight-lining of rents	63,013	63,842
Identified intangible assets, net of accumulated amortization of $74,553 and $70,514, respectively	83,583	87,591
Deferred leasing costs, net of accumulated amortization of $22,940 and $21,982, respectively	29,266	31,220
Prepaid expenses and other assets	76,959	55,236
Total assets	$3,423,252	$3,311,871

LIABILITIES AND EQUITY
Liabilities:
Mortgages payable, net	$1,629,867	$1,606,774
Unsecured line of credit	75,000	—
Operating lease liabilities	54,509	56,329
Accounts payable, accrued expenses and other liabilities	90,644	97,397
Identified intangible liabilities, net of accumulated amortization of $60,593 and $59,668, respectively	161,995	174,899
Total liabilities	2,012,015	1,935,399
Commitments and contingencies (Note 10)
Equity:
Partners’ capital:
General partner: 126,259,755 and 125,912,647 units outstanding, respectively	1,174,752	1,165,196
Limited partners: 7,037,824 and 6,753,481 units outstanding, respectively	68,399	63,925
Accumulated other comprehensive income (loss)	6,830	(703)
Accumulated earnings	142,182	129,781
Total partners’ capital	1,392,163	1,358,199
Noncontrolling interest in consolidated subsidiaries	19,074	18,273
Total equity	1,411,237	1,376,472
Total liabilities and equity	$3,423,252	$3,311,871

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except per unit amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Rental revenue	$119,249	$119,196	$366,079	$351,200
Other income	307	930	8,882	1,175
Total revenue	119,556	120,126	374,961	352,375
EXPENSES
Depreciation and amortization	32,906	36,831	100,254	106,628
Real estate taxes	16,011	16,791	49,488	49,731
Property operating	20,612	19,401	68,867	62,334
General and administrative	8,776	8,976	27,592	30,224
Lease expense	3,171	3,320	9,619	9,981
Other expense	—	349	—	349
Total expenses	81,476	85,668	255,820	259,247
Gain on sale of real estate	36,006	233	36,006	49,695
Interest income	549	824	1,541	2,098
Interest and debt expense	(19,962)	(19,374)	(58,482)	(58,666)
(Loss) gain on extinguishment of debt	—	—	(212)	323
Income before income taxes	54,673	16,141	97,994	86,578
Income tax expense	(872)	(600)	(1,999)	(1,862)
Net income	53,801	15,541	95,995	84,716
Less net loss attributable to NCI in consolidated subsidiaries	235	230	715	721
Net income attributable to unitholders	$54,036	$15,771	$96,710	$85,437

Earnings per unit - Basic:	$0.41	$0.12	$0.73	$0.65
Earnings per unit - Diluted:	$0.41	$0.12	$0.73	$0.65
Weighted average units outstanding - Basic	131,428	130,591	131,271	130,396
Weighted average units outstanding - Diluted	131,532	130,665	131,436	130,621

Net income	$53,801	$15,541	$95,995	$84,716
Effective portion of change in fair value of derivatives	4,955	(578)	7,956	(964)
Comprehensive income	58,756	14,963	103,951	83,752
Less net loss attributable to NCI in consolidated subsidiaries	235	230	715	721
Comprehensive income attributable to unitholders	$58,991	$15,193	$104,666	$84,473

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
(1) Limited partners had a 5.1% common limited partnership interest in the Operating Partnership as of September 30, 2025 in the form of Operating Partnership Units (“OP Units”) and Long-Term Incentive Plan Units (“LTIP Units”).

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive Income	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, June 30, 2026	126,224,466	$1,169,790	7,272,372	$70,148	$2,136	$115,993	$19,309	$1,377,376
Net income attributable to unitholders	—	—	—	—	—	54,036	—	54,036
Net loss attributable to NCI	—	—	—	—	—	—	(235)	(235)
Other comprehensive income	—	—	—	—	4,694	261	—	4,955
Common units issued as a result of common shares issued by Urban Edge, net	1,289	(51)	(200,548)	—	—	(25)	—	(76)
Equity redemption of OP Units	34,000	351	(34,000)	(351)	—	—	—	—
Reallocation of noncontrolling interests	—	5,155	—	(5,155)	—	—	—	—
Distributions to Partners ($0.21 per unit)	—	—	—	—	—	(28,083)	—	(28,083)
Share-based compensation expense	—	237	—	2,694	—	—	—	2,931
Issuance of LTIP Units	—	(730)	—	1,063	—	—	—	333
Balance, September 30, 2026	126,259,755	$1,174,752	7,037,824	$68,399	$6,830	$142,182	$19,074	$1,411,237
(2) Limited partners had a 5.3% common limited partnership interest in the Operating Partnership as of September 30, 2026 in the form of OP Units and LTIP Units.

See notes to consolidated financial statements (unaudited).

	Total Shares	General Partner	Total Units	Limited Partners(1)	Accumulated Other Comprehensive Income (Loss)	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2024	125,450,684	$1,151,234	6,386,837	$59,466	$177	$132,273	$18,574	$1,361,724
Net income attributable to unitholders	—	—	—	—	—	85,437	—	85,437
Net loss attributable to NCI	—	—	—	—	—	—	(721)	(721)
Other comprehensive loss	—	—	—	—	(915)	(49)	—	(964)
Common units issued as a result of common shares issued by Urban Edge, net	22,410	5,132	734,493	—	—	(73)	—	5,059
Equity redemption of OP Units	352,346	3,524	(352,346)	3,524	—	—	—	7,048
Reallocation of noncontrolling interests	—	3,688	—	(10,736)	—	—	—	(7,048)
Distributions to Partners ($0.57 per unit)	—	—	—	—	—	(75,763)	—	(75,763)
Contributions from NCI	—	—	—	—	—	—	716	716
Share-based compensation expense	—	423	—	8,576	—	—	—	8,999
Issuance of LTIP Units	—	(1,819)	—	3,206	—	—	—	1,387
Share-based awards retained for taxes	(11,766)	(273)	—	—	—	—	—	(273)
Balance, September 30, 2025	125,813,674	$1,161,909	6,768,984	$64,036	$(738)	$141,825	$18,569	$1,385,601
(1) Limited partners had a 5.1% common limited partnership interest in the Operating Partnership as of September 30, 2025 in the form of OP Units and LTIP Units.

	Total Shares	General Partner	Total Units	Limited Partners(2)	Accumulated Other Comprehensive (Loss) Income	Accumulated Earnings (Deficit)	NCI in Consolidated Subsidiaries	Total Equity
Balance, December 31, 2025	125,912,647	$1,165,196	6,753,481	$63,925	$(703)	$129,781	$18,273	$1,376,472
Net income attributable to unitholders	—	—	—	—	—	96,710	—	96,710
Net loss attributable to NCI	—	—	—	—	—	—	(715)	(715)
Other comprehensive income	—	—	—	—	7,533	423	—	7,956
Common units issued as a result of common shares issued by Urban Edge, net	45,174	3,818	597,797	—	—	(77)	—	3,741
Equity redemption of OP Units	313,454	3,281	(313,454)	(3,281)	—	—	—	—
Reallocation of noncontrolling interests	—	4,204	—	(4,204)	—	—	—	—
Distributions to Partners ($0.63 per unit)	—	—	—	—	—	(84,655)	—	(84,655)
Contributions from NCI	—	—	—	—	—	—	1,516	1,516
Share-based compensation expense	—	633	—	8,862	—	—	—	9,495
Issuance of LTIP Units	—	(2,099)	—	3,097	—	—	—	998
Share-based awards retained for taxes	(11,520)	(281)	—	—	—	—	—	(281)
Balance, September 30, 2026	126,259,755	$1,174,752	7,037,824	$68,399	$6,830	$142,182	$19,074	$1,411,237
(2) Limited partners had a 5.3% common limited partnership interest in the Operating Partnership as of September 30, 2026 in the form of OP Units and LTIP Units.

See notes to consolidated financial statements (unaudited).

URBAN EDGE PROPERTIES LP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$95,995	$84,716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100,341	106,915
Gain on sale of real estate	(36,006)	(49,695)
Loss (gain) on extinguishment of debt	212	(323)
Amortization of deferred financing costs and premiums/discounts on debt obligations	4,601	4,184
Amortization of above and below market leases, net	(9,920)	(12,467)
Amortization of lease incentives	283	294
Noncash lease expense	4,896	5,005
Straight-lining of rent	(863)	(1,870)
Share-based compensation expense	9,495	8,999
Rental revenue deemed uncollectible	3,199	2,027
Change in operating assets and liabilities:
Tenant and other receivables	1,586	(5,581)
Deferred leasing costs	(3,200)	(6,816)
Prepaid expenses and other assets	2,687	902
Lease liabilities	(4,686)	(4,765)
Accounts payable, accrued expenses and other liabilities	2,463	209
Net cash provided by operating activities	171,083	131,734
CASH FLOWS FROM INVESTING ACTIVITIES
Real estate development and capital improvements	(106,986)	(74,122)
Acquisitions of real estate	(105,842)	(1,500)
Acquisitions of leasehold interest	(10,675)	—
Proceeds from sale of real estate	26,416	64,474
Net cash used in investing activities	(197,087)	(11,148)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgage loan borrowings	62,500	123,600
Borrowings from unsecured line of credit	95,000	75,000
Contributions from noncontrolling interests	1,516	716
Costs related to the issuance of common shares	(152)	(410)
Taxes withheld for vested restricted units	(281)	(273)
Debt issuance costs	(8,208)	(2,776)
Debt repayments	(32,406)	(186,526)
Distributions to partners	(84,655)	(75,763)
Net cash provided by (used in) financing activities	33,314	(66,432)
Net increase in cash and cash equivalents and restricted cash	7,310	54,154
Cash and cash equivalents and restricted cash at beginning of period	78,865	90,640
Cash and cash equivalents and restricted cash at end of period	$86,175	$144,794

See notes to consolidated financial statements (unaudited).

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest, net of amounts capitalized of $11,634 and $9,160, respectively	$53,533	$54,441
Cash payments for income taxes	633	731
NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt assumed by buyer in connection with disposition of real estate	30,000	—
Accrued capital expenditures included in accounts payable and accrued expenses	18,771	21,559
Write-off of fully depreciated assets	11,778	38,595
Issuance of LTIP Units	3,893	5,470
Issuance of note receivable used as capital contribution from noncontrolling interests	3,791	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$48,881	$41,373
Restricted cash at beginning of period	29,984	49,267
Cash and cash equivalents and restricted cash at beginning of period	$78,865	$90,640

Cash and cash equivalents at end of period	$62,644	$77,796
Restricted cash at end of period	23,531	66,998
Cash and cash equivalents and restricted cash at end of period	$86,175	$144,794

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
The Operating Partnership’s capital includes general and common limited partnership interests in the Operating Partnership (“OP Units”). As of September 30, 2026, Urban Edge owned approximately 94.7% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a variable interest entity (“VIE”), and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.
As of September 30, 2026, our portfolio consisted of 70 shopping centers, two outlet centers and two malls totaling approximately 16.0 million square feet (“sf”), which is inclusive of a 95% controlling interest in our property in Walnut Creek, CA (Mt. Diablo), and an 82.5% controlling interest in Sunrise Mall, in Massapequa, NY.

2.BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions of Form 10-Q. Certain information and footnote disclosures included in our annual financial statements have been condensed or omitted. In the opinion of management, the consolidated financial statements contain all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company and the Operating Partnership and the results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026. Accordingly, these consolidated financial statements should be read in conjunction with our consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the Securities and Exchange Commission (the “SEC”).
In accordance with ASC 205 Presentation of Financial Statements, certain prior year balances have been reclassified in order to conform to the current period presentation.
The consolidated balance sheets as of September 30, 2026 and December 31, 2025 reflect the consolidation of wholly-owned subsidiaries and those entities in which we have a controlling financial interest. As of September 30, 2026 and December 31, 2025, excluding the Operating Partnership, we consolidated two VIEs with total assets of $48.7 million and $43.5 million, respectively, and total liabilities of $5.6 million and $9.5 million, respectively. The consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026 and 2025, include the consolidated accounts of the Company, the Operating Partnership and the two VIEs. All intercompany transactions have been eliminated in consolidation.
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
None of our tenants accounted for more than 10% of our total revenues as of September 30, 2026.

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
The Company has evaluated the impact of this ASU and we do not expect it to have a material impact on the Company’s consolidated financial statements other than enhanced disclosure. The Company will adopt the required disclosures in its Annual Report on Form 10-K for the year ended December 31, 2027. The ASU is to be applied prospectively with a retrospective option. Early adoption is permitted.

Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they are not relevant to the Company or the Operating Partnership, or they are not expected to have a material impact on our consolidated financial statements or disclosures.

4.     ACQUISITIONS AND DISPOSITIONS

Acquisitions
During the nine months ended September 30, 2026, the Company closed on the following acquisitions:

Date Purchased	Property Name	City	State	Square Feet	Purchase Price(1) (in thousands)
March 30, 2026	The Village at Bridgewater Commons	Bridgewater	NJ	92,000	$54,312
July 17, 2026	The Shops at West Falls Church	Falls Church	VA	85,000	40,530
		2026 Total		177,000	$94,842
(1) The total purchase price for the properties acquired during the nine months ended September 30, 2026 includes $0.1 million of transaction costs, net of credits.

On March 30, 2026, the Company closed on the acquisition of The Village at Bridgewater Commons, located in Bridgewater, NJ, for a purchase price of $54.3 million, including credits net of transaction costs. The center comprises 92,000 sf and the acquisition was funded using cash on hand.
On July 17, 2026, the Company closed on the acquisition of The Shops at West Falls Church, located in Falls Church, VA, for a purchase price of $40.5 million, including transaction costs. The grocery-anchored center comprises 85,000 sf and the acquisition was funded using proceeds from the Company’s unsecured line of credit.
No acquisitions were completed by the Company during the nine months ended September 30, 2025.

The aggregate purchase prices of the above property acquisitions have been allocated as follows:

(amounts in thousands) Property Name	Land	Buildings and Improvements	Identified Intangible Assets(1)	Identified Intangible Liabilities(1)	Total Purchase Price
The Village at Bridgewater Commons	$6,859	$43,477	$8,638	$(4,662)	$54,312
The Shops at West Falls Church	17,305	27,114	3,964	(7,853)	40,530
2026 Total	$24,164	$70,591	$12,602	$(12,515)	$94,842
(1) As of September 30, 2026, the remaining weighted average amortization periods of the identified intangible assets and identified intangible liabilities acquired in 2026 were 5.9 years and 11.4 years, respectively.

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
On October 14, 2026, the Company closed on the acquisition of Regency Court, located in Boca Raton, FL, for a gross purchase price of $90.3 million. The grocery-anchored center comprises 140,000 sf and the acquisition was funded with borrowings from the Company’s unsecured line of credit and mortgage proceeds from a loan modification.

Dispositions
During the nine months ended September 30, 2026, the Company disposed of one property, receiving proceeds of $26.4 million, net of selling costs, resulting in a $36 million gain on sale of real estate.
On September 2, 2026, the Company completed the sale of Briarcliff Commons, located in Morris Plains, NJ, for a gross sales price of $60.5 million and recognized a gain on sale of real estate of $36 million. The outstanding $30 million mortgage encumbering the property was assumed by the buyer at closing. The sale was structured as part of a reverse Section 1031 exchange with the acquisition of The Village at Bridgewater Commons which closed on March 30, 2026 and the purchase of a lessor position at Shoppers World which closed on June 25, 2026, allowing for the deferral of capital gains resulting from the sale for income tax purposes.
As of September 30, 2026, the Company is under contract to sell a parcel of its Sunrise Mall property, located in Massapequa, NY, for a price of $75.9 million. The transaction is subject to certain closing conditions and regulatory approvals. The property does not meet the criteria to be classified as held for sale as of September 30, 2026.
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

5.     IDENTIFIED INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our intangible assets and liabilities:

(Amounts in thousands)	September 30, 2026	December 31, 2025
In-place leases	$148,083	$147,827
Accumulated amortization	(69,347)	(65,696)
Above-market leases	10,053	10,278
Accumulated amortization	(5,206)	(4,818)
Identified intangible assets, net of accumulated amortization	83,583	87,591
Below-market leases	222,588	234,567
Accumulated amortization	(60,593)	(59,668)
Identified intangible liabilities, net of accumulated amortization	$161,995	$174,899
Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $2.6 million and $9.9 million for the three and nine months ended September 30, 2026, respectively, and $7.1 million and $12.2 million for the same periods in 2025.
Amortization of acquired in-place leases inclusive of customer relationships resulted in additional depreciation and amortization expense of $5.2 million and $15.3 million for the three and nine months ended September 30, 2026, respectively, and $7.3 million and $21.2 million for the same periods in 2025.
The following table sets forth the estimated annual amortization (expense) and income related to acquired intangible assets and liabilities for the remainder of 2026 and the five succeeding years:

(Amounts in thousands)	Below-Market	Above-Market	In-Place Lease
Year	Operating Lease Amortization	Operating Lease Amortization	Amortization
2026(1)	$2,981	$(369)	$(5,142)
2027	11,846	(1,292)	(17,155)
2028	11,684	(1,220)	(12,977)
2029	11,366	(1,121)	(10,937)
2030	11,066	(444)	(7,911)
2031	10,916	(181)	(6,086)
(1) Remainder of 2026.

6.     MORTGAGES PAYABLE

The following is a summary of mortgages payable as of September 30, 2026 and December 31, 2025.

(Amounts in thousands)	Maturity	Interest Rate at September 30, 2026	September 30, 2026	December 31, 2025
Mortgages secured by:
Town Brook Commons	12/1/2026	3.78%	$28,468	$28,965
Rockaway River Commons	12/1/2026	3.78%	25,204	25,645
Hanover Commons	12/10/2026	4.03%	57,987	58,935
Tonnelle Commons	4/1/2027	4.18%	91,893	93,377
Manchester Plaza	6/1/2027	4.32%	12,500	12,500
Millburn Gateway Center	6/1/2027	3.97%	20,614	21,013
Totowa Commons	12/1/2027	4.33%	50,800	50,800
Woodbridge Commons	12/1/2027	4.36%	22,100	22,100
Brunswick Commons	12/6/2027	4.38%	63,000	63,000
Rutherford Commons	1/6/2028	4.49%	23,000	23,000
Hackensack Commons	3/1/2028	4.36%	66,400	66,400
Marlton Commons	12/1/2028	3.86%	34,730	35,295
Yonkers Gateway Center	4/10/2029	6.30%	50,000	50,000
Ledgewood Commons	5/5/2029	6.03%	50,000	50,000
The Shops at Riverwood	6/24/2029	4.25%	20,281	20,577
Shops at Bruckner	7/1/2029	6.00%	36,452	36,848
Shoppers World(1)	8/15/2029	5.12%	123,600	123,600
Greenbrook Commons	9/1/2029	6.03%	31,000	31,000
Huntington Commons	12/5/2029	6.29%	43,326	43,704
Bergen Town Center	4/10/2030	6.30%	285,167	287,779
The Outlets at Montehiedra	6/1/2030	5.00%	69,739	71,412
Montclair(2)	8/15/2030	3.15%	7,091	7,201
Garfield Commons	12/1/2030	4.14%	37,548	38,134
Shops at Caguas	1/31/2031	6.15%	78,784	79,983
The Village at Waugh Chapel(3)	12/1/2031	3.76%	56,318	55,784
Brick Commons	12/10/2031	5.20%	50,000	50,000
Woodmore Towne Centre	1/6/2032	3.39%	117,200	117,200
Plaza at Woodbridge(4)	3/18/2033	5.03%	62,500	—
Newington Commons	7/1/2033	6.00%	15,335	15,505
Briarcliff Commons(5)	10/1/2034	—%	—	30,000
Mount Kisco Commons(6)	11/15/2034	6.40%	9,027	9,631
Total mortgages payable			1,640,064	1,619,388
Total unamortized debt issuance costs			(10,197)	(12,614)
Total mortgages payable, net			$1,629,867	$1,606,774

(1)Bears interest at SOFR plus 170 bps. The variable component of the debt is hedged with an interest rate swap agreement, fixing the rate at 5.12%, which expires at the maturity of the loan.
(2)Bears interest at SOFR plus 257 bps. The fixed and variable components of the debt are hedged with an interest rate swap agreement, fixing the rate at 3.15%, which expires at the maturity of the loan.
(3)The mortgage payable balance includes unamortized debt mark-to-market discount of $3.7 million.
(4)Bears interest at SOFR plus 155 bps. The variable component of the debt is hedged with an interest rate swap agreement, fixing the rate at 5.03%, which expires on March 18, 2031.
(5)On September 2, 2026, the Company sold the property and the outstanding $30 million mortgage was assumed by the buyer at closing.
(6)The mortgage payable balance includes unamortized debt mark-to-market discount of $0.5 million.

The net carrying amount of real estate collateralizing the above indebtedness amounted to approximately $1.6 billion as of September 30, 2026. Our mortgage loans contain covenants that limit our ability to incur additional indebtedness on these properties and in certain circumstances require lender approval of tenant leases and/or yield maintenance upon repayment prior to maturity. As of September 30, 2026, we were in compliance with all debt covenants.

As of September 30, 2026, the principal repayments of the Company’s total outstanding debt for the remainder of 2026, the five succeeding years, and thereafter are as follows:

(Amounts in thousands)
Year Ending December 31,
2026(1)	$115,174
2027	272,360
2028	135,165
2029	360,269
2030	378,147
2031	256,530
Thereafter	197,419
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
The Company has obtained seven letters of credit issued under the unsecured line of credit, aggregating $20.5 million. The letters of credit were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements and have reduced the amount available under the facility commensurate with their face values. As of September 30, 2026, the letters of credit remain undrawn and no separate liability has been recorded in association with them.
As of September 30, 2026, there was $75 million outstanding under the unsecured line of credit which had an available capacity of $604.5 million under the facility, net of undrawn letters of credit. On October 9, 2026, the Company borrowed an additional $63 million under its unsecured line of credit, increasing the outstanding balance to $138 million.

Term Loans
On January 22, 2026, the Company executed agreements for two term loans aggregating $250 million. The term loans are $125 million each consisting of a 5-year maturity and a 7-year maturity, both of which have a 12-month delayed-draw feature, with rates of SOFR plus 1.15% and SOFR plus 1.50%, respectively, and a ticking fee of 0.15% for any amounts undrawn beginning 90 days after closing. The 5-year loan and 7-year loan have maturity dates of June 30, 2031 and January 22, 2033, respectively. As of September 30, 2026, there was no balance outstanding under either the 5-year or 7-year term loans.
Financing costs associated with executing the credit agreement for our unsecured line of credit and the term loan agreements of $7.4 million and $1.8 million as of September 30, 2026 and December 31, 2025, respectively, are included in the prepaid expenses and other assets line item of the consolidated balance sheets, as deferred financing costs, net.

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

Mortgage on The Outlets at Montehiedra
In connection with the refinancing of the loan secured by The Outlets at Montehiedra in the second quarter of 2020, the Company provided a $12.5 million limited corporate guarantee which was reduced commensurate with the loan amortization schedule and was terminated as of October 8, 2026.
On October 6, 2026, the Company modified its existing mortgage loan (the “A-note”) to obtain $17 million of additional proceeds through a new interest-only B-note and extend the maturity date from June 2030 to October 2033. The B-note bears interest at a fixed rate of 6.95% through maturity of October 2033. The A-note continues to bear interest at a fixed rate of 5.0% through June 2030, at which time the rate will reset to a fixed rate of the 3-year U.S. Treasury yield plus 250 bps for the remainder of the term. The Company accounted for the transaction as a debt modification in accordance with ASC 470 Debt Modifications and Extinguishments, and capitalized $0.4 million of lender fees which will be amortized to interest expense over the remaining term of the loan.

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
For U.S. federal income tax purposes, the REIT and other minority members are partners in the Operating Partnership. As such, the partners are required to report their share of taxable income on their respective tax returns. However, during the nine months ended September 30, 2026 and 2025, certain non-real estate operating activities that could not be performed by the REIT, occurred through the Company’s TRSs, which are subject to federal, state and local income taxes. These income taxes are included in income tax expense on the consolidated statements of income and comprehensive income.
During the nine months ended September 30, 2026 and 2025, the REIT was subject to Puerto Rico corporate income taxes on its allocable share of Puerto Rico operating activities. The Puerto Rico corporate income tax consists of a flat 18.5% tax rate plus a graduated income surcharge tax for a maximum corporate income tax rate of 37.5%. In addition, the REIT is subject to a 10% branch profits tax on the earnings and profits generated from its allocable share of Puerto Rico operating activities and such tax is included in income tax expense on the consolidated statements of income and comprehensive income.
For the three and nine months ended September 30, 2026, the Puerto Rico income tax expense was $0.8 million and $1.7 million, respectively, and $0.5 million and $1.6 million for the same periods in 2025. The REIT was not subject to any material state and local income tax expense or benefit for the three and nine months ended September 30, 2026 and 2025. For the three and nine months ended September 30, 2026, the Company’s TRSs were subject to federal income tax of $0.1 million and $0.3 million, respectively, and $0.1 million and $0.2 million for the same periods in 2025. All amounts for the three and nine months ended September 30, 2026 and 2025 are included in income tax expense on the consolidated statements of income and comprehensive income.

8.     LEASES

All rental revenue was generated from operating leases for the three and nine months ended September 30, 2026 and 2025. The components of rental revenue for the three and nine months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Rental Revenue
Fixed lease revenue	$90,427	$90,285	$267,887	$260,943
Variable lease revenue(1)	28,822	28,911	98,192	90,257
Total rental revenue	$119,249	$119,196	$366,079	$351,200
(1) Percentage rents for the three and nine months ended September 30, 2026 were $0.8 million and $2.2 million, respectively, and $1.0 million and $2.1 million for the same periods in 2025.

9.     FAIR VALUE MEASUREMENTS

ASC 820 Fair Value Measurement and Disclosures defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels: Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities; Level 2 - observable prices based on inputs not quoted in active markets, but corroborated by market data; and Level 3 - unobservable inputs used when little or no market data is available. The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities that are measured at fair value on our consolidated balance sheets consist of three interest rate swaps as of September 30, 2026 and two interest rate swaps as of December 31, 2025. We rely on third-party valuations that use market observable inputs, such as credit spreads, yield curves and discount rates, to assess the fair value of these instruments. In accordance with the fair value hierarchy established by ASC 820, these financial instruments have been classified as Level 2 as quoted market prices are not readily available for valuing the assets. The tables below summarize the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
(Amounts in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swaps(1)	$—	$8,386	$—	$8,386

	As of December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Interest rate swap(1)	$—	$877	$—	$877
Liabilities:
Interest rate swap(2)	$—	$(448)	$—	$(448)
(1) Included in Prepaid expenses and other assets on the consolidated balance sheets.
(2) Included in Accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

Derivatives and Hedging
When we designate a derivative as a hedge, depending on the nature of the hedge, changes in the fair value of the instrument will be recognized in Other Comprehensive Income (“OCI”) until the gains or losses are reclassified to earnings. Derivatives that are not designated as hedges are adjusted to fair value through earnings. Cash flows from the derivative are included in the prepaid expenses and other assets, or accounts payable, accrued expenses and other liabilities line item in the statement of cash flows, depending on whether the hedged item is recognized as an asset or a liability. As of September 30, 2026, the Company was a counterparty to three interest rate derivative agreements which have been designated as cash flow hedges.
The tables below summarize our derivative instruments, which are used to hedge the corresponding variable rate debt, as of September 30, 2026 and December 31, 2025:

(Amounts in thousands)	As of September 30, 2026
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Shoppers World interest rate swap	$4,260	$123,600	SOFR + 1.70%	5.58%	5.12%	8/15/2029
Montclair interest rate swap	1,038	7,091	SOFR + 2.57%	6.52%	3.15%	8/15/2030
Plaza at Woodbridge interest rate swap	3,088	62,500	SOFR + 1.55%	5.45%	5.03%	3/18/2031

	As of December 31, 2025
Hedged Instrument	Fair Value	Notional Amount	Spread	Interest Rate	Effective Interest Rate	Expiration
Shoppers World interest rate swap	$(448)	$123,600	SOFR + 1.70%	5.36%	5.12%	8/15/2029
Montclair interest rate swap	877	7,201	SOFR + 2.57%	6.39%	3.15%	8/15/2030
The table below summarizes the effect of our derivative instruments on our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026 and 2025:

	Unrealized Gain (Loss) Recognized in OCI on Derivatives
(Amounts in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Hedged Instrument	2026	2025	2026	2025
Shoppers World interest rate swap	$2,636	$(517)	$4,708	$(517)
Montclair interest rate swap	139	(61)	160	(342)
Plaza at Woodbridge interest rate swap(1)	2,180	—	3,088	—
Plaza at Woodbridge interest rate cap(2)	—	—	—	(105)
Total	$4,955	$(578)	$7,956	$(964)
(1) On March 18, 2026, the Company financed the property and obtained an interest rate swap to hedge the variable component of the debt.
(2) The instrument has expired and the corresponding loan was repaid on June 26, 2025.

Financial Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
There were no financial assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025.

Financial Assets and Liabilities not Measured at Fair Value
Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash and cash equivalents, mortgages payable and borrowings under the unsecured line of credit and term loans. Cash and cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable and borrowings under the unsecured line of credit and term loans are calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt, which is provided by a third-party specialist. The fair value of cash and cash equivalents is classified as Level 1 and the fair value of mortgages payable and borrowings under the unsecured line of credit and term loans are classified as Level 3. The table below summarizes the carrying amounts and fair value of our Level 3 financial instruments as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026		As of December 31, 2025
(Amounts in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Mortgages payable(1)	$1,640,064	$1,543,785	$1,619,388	$1,546,082
Unsecured line of credit(2)	75,000	68,387	—	—
(1) Carrying amounts exclude unamortized debt issuance costs of $10.2 million and $12.6 million as of September 30, 2026 and December 31, 2025, respectively.
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
No impairment charges were recognized during the three and nine months ended September 30, 2026 or 2025.

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

Redevelopment and Anchor Repositioning
The Company has 18 active development, redevelopment or anchor repositioning projects with total estimated costs of $151.6 million, of which $56.6 million remains to be funded as of September 30, 2026. We continue to monitor the stabilization dates of these projects, which can be impacted from economic conditions affecting our tenants, vendors and supply chains. We have identified future projects in our development pipeline, but we are under no obligation to execute and fund any of these projects and each of these projects is being further evaluated based on market conditions.

Insurance
On January 1, 2025, the Company established SC Risk Solutions LLC (“the Captive”), a wholly-owned captive insurance company, which provides excess flood and general liability insurance for our properties. The Captive establishes annual premiums based on projections derived from past loss experience, actuarial analysis of future projected claims and market rates. The actuarial analysis is also used to assist in projecting funding requirements for losses. The Company has issued a guaranty of performance and payment related to the general liability policy under the Captive. All operating expenses incurred by the Captive, including estimated insurance losses, both reported and unreported, are included in property operating expenses on the consolidated statements of income and comprehensive income. As of September 30, 2026 and December 31, 2025, the Company has accrued estimated unpaid loss reserves of $7.2 million and $3.9 million, respectively, related to its insurance policies under the Captive which are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.
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

Environmental Matters
Each of our properties has been subjected to varying degrees of environmental assessment at various times. Based on these assessments, we have accrued costs of $1.0 million on our consolidated balance sheets as of September 30, 2026 and December 31, 2025, for remediation costs for environmental contamination at certain properties. While this accrual reflects our best estimates of the potential costs of remediation at these properties, there can be no assurance that the actual costs will not exceed these amounts. Although we are not aware of any other material environmental contamination, there can be no assurance that the identification of new areas of contamination, changes in the extent or known scope of contamination, the discovery of additional sites, or changes in cleanup requirements would not result in significant costs to us.
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

Letters of Credit
As of September 30, 2026, the Company had seven letters of credit issued under our unsecured line of credit aggregating $20.5 million. These letters were provided to mortgage lenders and other entities to secure the Company’s obligations in relation to certain reserves and capital requirements. If a lender or other entity were to draw on a letter of credit, the Company would have the option to pay the capital commitment directly to the holder of the letter or to record the draw as a liability on its unsecured line of credit, bearing interest at SOFR plus an applicable margin per the credit agreement. As of September 30, 2026, the letters of credit remain undrawn and there is no separate liability recorded in connection with their issuance.

Lease Termination
On January 2, 2026, the Company entered into a termination agreement with a tenant to regain possession of a leased premises. Under the terms of the agreement, the Company agreed to pay the tenant a termination fee totaling $25 million, payable in two equal installments of $12.5 million. The first installment was paid on January 7, 2026. On April 30, 2026, the tenant returned possession of the premises and the final installment of $12.5 million was paid on May 4, 2026. The total payment of $25 million is included in construction in progress on the consolidated balance sheets.

11.     PREPAID EXPENSES AND OTHER ASSETS

The following is a summary of the composition of the prepaid expenses and other assets on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2026	December 31, 2025
Deferred tax asset, net	$22,563	$22,486
Deposits for assets under contract	11,000	—
Other assets	10,394	13,800
Derivative instruments	8,386	877
Deferred financing costs, net of accumulated amortization of $1,259 and $12,221, respectively	7,407	1,796
Finance lease right-of-use asset	2,724	2,724
Prepaid expenses:
Real estate taxes	8,581	10,738
Insurance	4,104	1,420
Licenses/fees	1,800	1,395
Total prepaid expenses and other assets	$76,959	$55,236

12.     ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER LIABILITIES

The following is a summary of the composition of accounts payable, accrued expenses and other liabilities on the consolidated balance sheets:

	Balance at
(Amounts in thousands)	September 30, 2026	December 31, 2025
Deferred tenant revenue	$25,868	$29,043
Accrued capital expenditures and leasing costs	20,620	25,187
Accrued interest payable	6,275	6,187
Security deposits	6,779	6,150
Other liabilities and accrued expenses	20,232	16,074
Finance lease liability	3,053	3,054
Accrued payroll expenses	7,817	11,702
Total accounts payable, accrued expenses and other liabilities	$90,644	$97,397

13.     INTEREST AND DEBT EXPENSE

The following table sets forth the details of interest and debt expense on the consolidated statements of income and comprehensive income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Interest expense	$18,623	$18,110	$54,461	$55,062
Amortization of deferred financing costs	1,339	1,264	4,021	3,604
Total interest and debt expense	$19,962	$19,374	$58,482	$58,666

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
During the nine months ended September 30, 2026 and 2025, the Company did not issue any common shares under the current or prior ATM Program, however, we incurred $0.3 million and $0.7 million, respectively, of offering expenses related to fees for potential issuance. Actual future sales will depend on a variety of factors including, but not limited to, market conditions, the trading price of our common shares, and our capital needs. The Company has no obligation to sell any shares under the ATM Program.

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
During the nine months ended September 30, 2026 and 2025, no shares were repurchased by the Company. As of September 30, 2026, there was approximately $145.9 million remaining for share repurchases under this program.

Units of the Operating Partnership
The Operating Partnership’s capital includes general and common limited partnership interests in the Operating Partnership. As of September 30, 2026, Urban Edge owned approximately 94.7% of the outstanding common OP Units with the remaining limited OP Units held by members of management, Urban Edge’s Board of Trustees and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership. The third-party unitholders have limited rights over the Operating Partnership such that they do not have characteristics of a controlling financial interest. As such, the Operating Partnership is considered a VIE, and the Company is the primary beneficiary which consolidates it. The Company’s only investment is the Operating Partnership. The VIE’s assets can be used for purposes other than the settlement of the VIE’s obligations and the Company’s partnership interest is considered a majority voting interest.

Dividends and Distributions
During the three months ended September 30, 2026 and 2025, the Company declared distributions on common shares and OP Units of $0.21 and $0.19 per share/unit, respectively. During the nine months ended September 30, 2026 and 2025, the Company declared distributions on common shares and OP Units of $0.63 and $0.57 per share/unit, respectively.

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
The total of the OP Units and LTIP Units together represent a 5.3% weighted-average interest in the Operating Partnership for each of the three and nine months ended September 30, 2026. Holders of outstanding vested LTIP Units may, from and after two years from the date of issuance, redeem their LTIP Units for cash, or for the Company’s common shares on a one-for-one basis, solely at our election. Holders of outstanding OP Units may redeem their units for cash or the Company’s common shares on a one-for-one basis, solely at our election. During the nine months ended September 30, 2026 and 2025, 313,454 and 352,346 units, respectively, were redeemed for an equivalent amount of common shares of the Company.

Noncontrolling Interests in Consolidated Subsidiaries
The Company’s noncontrolling interests relate to the 5% interest held by others in our property in Walnut Creek, CA (Mt. Diablo) and 17.5% held by others in our property in Massapequa, NY. The net income attributable to noncontrolling interests is presented separately on our consolidated statements of income and comprehensive income.
During the three months ended June 30, 2026, the Company issued a $3.8 million note receivable to a joint venture partner, secured by a 12.5% equity interest in the joint venture, in a non-cash exchange for the Company funding the joint venture partner's portion of required capital contribution in cash. The note receivable was recorded as a reduction to noncontrolling interests in consolidated subsidiaries on the consolidated balance sheets as of September 30, 2026.

15.     SHARE-BASED COMPENSATION

Share-Based Compensation Expense
Share-based compensation expense, which is included in general and administrative expenses on our consolidated statements of income and comprehensive income, is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Share-based compensation expense components:
Time-based LTIP expense(1)	$1,634	$1,533	$4,987	$5,484
Performance-based LTIP expense(2)	1,061	1,009	3,876	3,093
Restricted share expense	174	184	532	380
Deferred share unit (“DSU”) expense	62	—	100	42
Total Share-based compensation expense	$2,931	$2,726	$9,495	$8,999
(1) Expense for the three and nine months ended September 30, 2026 includes the 2026, 2025, 2024, 2023, and 2022 LTI Plans.
(2) Expense for the three and nine months ended September 30, 2026 includes the 2026, 2025, 2024, 2023, 2022, and 2021 LTI Plans.

Equity award activity during the nine months ended September 30, 2026 included: (i) 784,052 LTIP Units vested, (ii) 550,476 LTIP Units granted, (iii) 360,306 LTIP Units earned upon completion of the 2023 LTI Plan, (iv) 41,246 restricted shares vested, (v) 33,366 restricted shares granted, and (vi) 1,916 restricted shares forfeited.

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

Performance-based awards
For the performance-based awards under the 2026 LTI Plan, participants have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s absolute and/or relative TSR meets certain criteria over the three-year performance measurement period beginning on January 27, 2026 and ending on January 26, 2029. Participants also have the opportunity to earn awards in the form of LTIP Units if Urban Edge’s FFO growth component and SP NOI growth component meet certain criteria over the three-year performance measurement period beginning January 1, 2026 and ending on December 31, 2028. The Company granted performance-based awards under the 2026 LTI Plan representing 285,874 units. The fair value of the performance-based award portion of the 2026 LTI Plan on the grant date was $3.9 million using a Monte Carlo simulation to estimate the fair value of the Absolute and Relative components through a risk-neutral premise. Assumptions include historical volatility (24.2%), risk-free interest rates (3.7%), and historical daily return as compared to certain peer companies.

Time-based awards
The time-based awards granted under the 2026 LTI Plan, also granted in the form of LTIP Units, vest ratably over three years except in the case of our Chairman and Chief Executive Officer, where the vesting is ratable over four years. As of September 30, 2026, the Company granted time-based awards under the 2026 LTI Plan that represent 259,208 LTIP Units with a grant date fair value of $4.6 million.

Restricted stock awards
The restricted stock awards granted under the 2026 LTI Plan for participants other than our named executive officers vest ratably over three years. As of September 30, 2026, the Company granted restricted stock awards under the 2026 LTI Plan that represent 27,656 restricted shares with a grant date fair value of $0.5 million.

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
The following table sets forth the computation of our basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to common shareholders	$51,440	$14,935	$92,007	$81,111
Less: earnings allocated to unvested participating securities	(26)	(9)	(48)	(51)
Net income available for common shareholders - basic	$51,414	$14,926	$91,959	$81,060
Impact of assumed conversions:
LTIP Units	1,959	—	3,531	71
Net income available for common shareholders - dilutive	$53,373	$14,926	$95,490	$81,131

Denominator:
Weighted average common shares outstanding - basic	126,182	125,729	126,044	125,643
Effect of dilutive securities(1):
Restricted share awards	64	74	67	81
Assumed conversion of LTIP Units	5,286	—	5,325	145
Weighted average common shares outstanding - diluted	131,532	125,803	131,436	125,869

Earnings per share available to common shareholders:
Earnings per common share - Basic	$0.41	$0.12	$0.73	$0.65
Earnings per common share - Diluted	$0.41	$0.12	$0.73	$0.64
(1) For the three and nine months ended September 30, 2026 and 2025, the effect of the redemption of certain OP and LTIP Units for Urban Edge common shares would have an anti-dilutive effect on the calculation of diluted EPS. Accordingly, the impact of such redemptions has not been included in the determination of diluted EPS for these periods.

Operating Partnership Earnings per Unit
The following table sets forth the computation of basic and diluted earnings per unit:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except per unit amounts)	2026	2025	2026	2025
Numerator:
Net income attributable to unitholders	$54,036	$15,771	$96,710	$85,437
Less: net income attributable to participating securities	(386)	(325)	(1,161)	(1,003)
Net income available for unitholders	$53,650	$15,446	$95,549	$84,434

Denominator:
Weighted average units outstanding - basic	131,428	130,591	131,271	130,396
Effect of dilutive securities issued by Urban Edge	104	74	165	225
Weighted average units outstanding - diluted	131,532	130,665	131,436	130,621

Earnings per unit available to unitholders:
Earnings per unit - Basic	$0.41	$0.12	$0.73	$0.65
Earnings per unit - Diluted	$0.41	$0.12	$0.73	$0.65

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
The following table provides the components of Property NOI related to our single reportable segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
REVENUE
Property rentals	$84,885	$80,516	$249,622	$240,505
Tenant expense reimbursements	31,985	30,899	104,400	97,053
Total property revenues	116,870	111,415	354,022	337,558
EXPENSES
Real estate taxes	16,408	17,270	50,809	51,138
Property operating	21,087	19,848	70,126	63,791
Lease expense	2,078	2,048	6,229	6,193
Total property operating expenses	39,573	39,166	127,164	121,122
Property net operating income	$77,297	$72,249	$226,858	$216,436
Reconciliation of Property NOI to income before income taxes
Depreciation and amortization	(32,906)	(36,831)	(100,254)	(106,628)
Interest and debt expense	(19,962)	(19,374)	(58,482)	(58,666)
General and administrative expense	(8,776)	(8,976)	(27,592)	(30,224)
(Loss) gain on extinguishment of debt	—	—	(212)	323
Interest income	273	538	643	1,390
Straight-line rents, amortization of above and below-market leases, and other	2,692	7,761	10,287	13,795
Gain on sale of real estate	36,006	233	36,006	49,695
Other income and expenses(1)	49	541	10,740	457
Income before income taxes	$54,673	$16,141	$97,994	$86,578
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
The Operating Partnership’s capital includes general and common limited partnership interests (“OP Units”). As of September 30, 2026, Urban Edge owned approximately 94.7% of the outstanding common OP Units with the remaining limited OP Units held by members of management and the Board of Trustees, and contributors of property interests acquired. Urban Edge serves as the sole general partner of the Operating Partnership.

As of September 30, 2026, our portfolio consisted of 70 shopping centers, two outlet centers and two malls totaling approximately 16.0 million square feet of gross leasable area with a consolidated occupancy of 96.4%.

Critical Accounting Estimates
The Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 contains a description of our critical accounting estimates, including valuing acquired assets and liabilities, and impairments. For the nine months ended September 30, 2026, there were no material changes to these estimates.

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
Our results of operations are affected by national, regional and local economic conditions, which are at times subject to volatility and uncertainty. During 2026, these conditions have included evolving U.S. trade policy, including tariffs implemented or modified during the year and the possibility of additional tariffs; geopolitical conflict and resulting elevated energy prices; renewed inflationary pressure; and rising interest rates.
Inflation remained elevated during the three months ended September 30, 2026 and may continue to remain elevated. On September 16, 2026, the Federal Reserve announced that it was increasing its target range for the federal funds rate to 3.75% to 4.00%, its first increase since 2023. Higher interest rates may increase our borrowing costs on our variable-rate debt and upon the refinancing of fixed-rate debt. They may also affect the availability and cost of debt and equity capital and the pricing of real estate transactions, which could adversely affect our acquisition, disposition and redevelopment activity.
These conditions may also impact our results of operations by affecting the financial condition of our tenants, including as a result of tariffs on imported goods and materials or tempering or shifting consumer spending, which may result in bankruptcies, store closures and reduced percentage rent. While most of our leases require tenants to pay their share of operating expenses, including common area maintenance, utilities, real estate taxes and insurance, thereby reducing our exposure to cost increases, there is no guarantee that we will recoup all such amounts, and some larger tenants have capped the amount of these expenses they are responsible for under their leases. Additionally, the costs of our development and redevelopment projects may be materially increased.
We occasionally utilize interest rate derivative agreements to hedge the effect of changing interest rates on our variable rate debt. As of September 30, 2026, all of our outstanding mortgage debt is fixed rate or hedged with interest rate derivative agreements, and our only variable rate exposure is related to our unsecured line of credit which had an outstanding balance of $75 million and is indexed to SOFR plus an applicable margin per the credit agreement. There were no amounts drawn on either of the 5-year or 7-year term loans. As of September 30, 2026, we were counterparty to three interest rate swap agreements, all of which qualify for, and are designated as, hedging instruments to manage our exposure to changes in the interest rate environment.
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

The following provides an overview of our key financial metrics, including non-GAAP measures, based on our consolidated results of operations (refer to Net Operating Income (“NOI”), same-property NOI and Funds From Operations (“FFO”) applicable to diluted common shareholders described later in this section):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income	$53,801	$15,541	$95,995	$84,716
FFO applicable to diluted common shareholders(1)	50,435	51,951	159,487	141,188
NOI(1)	77,464	72,464	229,463	217,067
Same-property NOI(1)	70,879	67,847	197,049	190,374
(1) Refer to pages 35-36 for a reconciliation to the most directly comparable generally accepted accounting principles (“GAAP”) measure.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025
Net income for the three months ended September 30, 2026 was $53.8 million, compared to net income of $15.5 million for the three months ended September 30, 2025. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the three months ended September 30, 2026 as compared to the same period in 2025:

	Three Months Ended September 30,
(Amounts in thousands)	2026	2025	$ Change
Total revenue	$119,556	$120,126	$(570)
Depreciation and amortization	32,906	36,831	(3,925)
Real estate taxes	16,011	16,791	(780)
Property operating expenses	20,612	19,401	1,211
General and administrative expenses	8,776	8,976	(200)
Gain on sale of real estate	36,006	233	35,773
Interest and debt expense	19,962	19,374	588
Income tax expense	872	600	272
Total revenue decreased by $0.6 million to $119.6 million in the third quarter of 2026 from $120.1 million in the third quarter of 2025. The decrease is primarily attributable to:
•$5.9 million decrease in non-cash revenues driven by the accelerated amortization of below-market lease intangibles in the third quarter of 2025;
•$0.7 million decrease in other income and lease termination income; and
•$0.2 million decrease in percentage rent primarily due to the timing of recognition as compared to the third quarter of 2025; offset by
•$3.2 million increase as a result of property acquisitions, net of dispositions since the third quarter of 2025; and
•$3.0 million increase in property rentals and tenant reimbursements due to rent commencements and contractual rent increases.
Depreciation and amortization decreased by $3.9 million to $32.9 million in the third quarter of 2026 from $36.8 million in the third quarter of 2025. The decrease is primarily attributable to:
•$5.6 million decrease primarily related to the accelerated depreciation and write-off of in-place leases and tenant improvements since the third quarter of 2025; offset by
•$1.7 million increase as a result of property acquisitions, net of dispositions since the third quarter of 2025.
Real estate tax expense decreased by $0.8 million to $16.0 million in the third quarter of 2026 from $16.8 million in the third quarter of 2025. The decrease is primarily attributable to:
•$1.0 million decrease as a result of successful tax appeals and lower assessments; and
•$0.1 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects since the third quarter of 2025, net of project completions; offset by
•$0.3 million increase as a result of property acquisitions, net of dispositions since the third quarter of 2025.
Property operating expenses increased by $1.2 million to $20.6 million in the third quarter of 2026 from $19.4 million in the third quarter of 2025. The increase is primarily attributable to:

•$0.9 million increase due to higher insurance premiums, utilities expense and common area maintenance due to the timing of repairs as compared to the third quarter of 2025; and
•$0.3 million increase as a result of property acquisitions, net of dispositions since the third quarter of 2025.
General and administrative expenses decreased by $0.2 million to $8.8 million in the third quarter of 2026 from $9.0 million in the third quarter of 2025. The decrease is primarily attributable to lower professional fees.
We recognized a gain on sale of real estate of $36.0 million in the third quarter of 2026 related to the sale of Briarcliff Commons.
Interest and debt expense increased by $0.6 million to $20.0 million in the third quarter of 2026 from $19.4 million in the third quarter of 2025. The increase is primarily attributable to:
•$0.7 million increase as a result of new financings since the third quarter of 2025, net of loan repayments;
•$0.6 million increase due to a higher average balance on our unsecured line of credit; and
•$0.1 million increase in amortization of deferred financing costs; offset by
•$0.8 million increase in capitalized interest expense due to the commencement of development, redevelopment, and anchor repositioning projects, net of project completions.
Income tax expense increased by $0.3 million to $0.9 million in the third quarter of 2026 from $0.6 million in the third quarter of 2025. The increase is primarily attributable to the performance of the Puerto Rico properties.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025
Net income for the nine months ended September 30, 2026 was $96.0 million, compared to net income of $84.7 million for the nine months ended September 30, 2025. The following table summarizes certain line items from our consolidated statements of income and comprehensive income that we believe are important in understanding our operations and/or those items that significantly changed in the nine months ended September 30, 2026 as compared to the same period in 2025:

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	$ Change
Total revenue	$374,961	$352,375	$22,586
Depreciation and amortization	100,254	106,628	(6,374)
Real estate taxes	49,488	49,731	(243)
Property operating expenses	68,867	62,334	6,533
General and administrative expenses	27,592	30,224	(2,632)
Gain on sale of real estate	36,006	49,695	(13,689)
Interest and debt expense	58,482	58,666	(184)
(Loss) gain on extinguishment of debt	(212)	323	(535)
Income tax expense	1,999	1,862	137
Total revenue increased by $22.6 million to $375.0 million in the nine months ended September 30, 2026 from $352.4 million in the nine months ended September 30, 2025. The increase is primarily attributable to:
•$14.1 million increase in property rentals and tenant reimbursements due to rent commencements, contractual rent increases and higher operating expenses;
•$7.7 million increase in other income primarily related to the reimbursement of environmental remediation costs received in the first quarter of 2026;
•$5.1 million increase as a result of property acquisitions, net of dispositions;
•$2.1 million increase in lease termination income; and
•$0.1 million increase in percentage rent primarily due to the timing of recognition as compared to 2025; offset by
•$5.3 million decrease in non-cash revenues driven by the accelerated amortization of below-market lease intangibles in the third quarter of 2025; and
•$1.2 million increase in rental revenue deemed uncollectible.
Depreciation and amortization decreased by $6.4 million to $100.3 million in the nine months ended September 30, 2026 from $106.6 million in the nine months ended September 30, 2025. The decrease is primarily attributable to:
•$9.8 million decrease primarily related to accelerated depreciation of in-place leases and tenant improvements in the first nine months of 2025, net of accelerated depreciation of tenant improvements in the first nine months of 2026; offset by

•$3.4 million increase as a result of property acquisitions, net of dispositions.
Real estate tax expense decreased by $0.2 million to $49.5 million in the nine months ended September 30, 2026 from $49.7 million in the nine months ended September 30, 2025. The decrease is primarily attributable to:
•$0.1 million increase in capitalized real estate taxes due to the commencement of development, redevelopment, and anchor repositioning projects, offset by project completions; and
•$0.1 million decrease for successful appeals, lower assessments and real estate tax refunds in the first nine months of 2026, net of real estate tax increases.
Property operating expenses increased by $6.5 million to $68.9 million in the nine months ended September 30, 2026 from $62.3 million in the nine months ended September 30, 2025. The increase is primarily attributable to:
•$5.9 million increase in insurance premiums, utilities and common area maintenance expenses, primarily driven by snow removal in the first quarter of 2026; and
•$0.6 million increase as a result of property acquisitions, net of dispositions.
General and administrative expenses decreased by $2.6 million to $27.6 million in the nine months ended September 30, 2026 from $30.2 million in the nine months ended September 30, 2025. The decrease is primarily attributable to severance expenses and professional fees incurred in the first nine months of 2025.
We recognized a $36.0 million gain on sale of real estate during the nine months ended September 30, 2026 related to the sale of Briarcliff Commons. We recognized a $49.7 million gain on sale of real estate during the nine months ended September 30, 2025 related to the sale of two non-core properties and one property parcel.
Interest and debt expense decreased by $0.2 million to $58.5 million in the nine months ended September 30, 2026 from $58.7 million in the nine months ended September 30, 2025. The decrease is primarily attributable to:
•$2.5 million increase in capitalized interest expense due to the commencement of development, redevelopment, and anchor repositioning projects, net of project completions; and
•$0.5 million decrease due to a lower average balance and lower interest rate on our unsecured line of credit; offset by
•$2.4 million increase as a result of new financings and refinancings, net of loan repayments; and
•$0.4 million increase in amortization of deferred financing costs.
We recognized a $0.2 million loss on extinguishment of debt for the nine months ended September 30, 2026 related to the write-off of deferred financing fees for the amendment and restatement of our unsecured line of credit. During the nine months ended September 30, 2025, we recognized a $0.5 million gain on extinguishment of debt for the return of escrow funds related to the Kingswood Center foreclosure, partially offset by a $0.2 million loss on extinguishment of debt related to the prepayment of the mortgage loan secured by the Plaza at Woodbridge.
Income tax expense increased by $0.1 million to $2.0 million in the nine months ended September 30, 2026 from $1.9 million in the nine months ended September 30, 2025. The increase is primarily attributable to the performance of the Puerto Rico properties and higher taxable income on the Company’s taxable REIT subsidiaries.

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
Throughout this section, we have provided certain information on a “same-property” basis which includes the results of operations that were owned and operated for the entirety of the reporting periods being compared, totaling 67 and 65 properties for the three and nine months ended September 30, 2026 and 2025, respectively. Information provided on a same-property basis excludes properties that were under development, redevelopment or that involve anchor repositioning where a substantial portion of the gross leasable area is taken out of service and also excludes properties acquired, sold, held for sale, or that are in the foreclosure process during the periods being compared, and results of our captive insurance program. While there is judgment surrounding changes in designations, a property is removed from the same-property pool when a property is considered to be a redevelopment property because it is undergoing significant renovation or retenanting pursuant to a formal plan and is expected to have a significant impact on property operating income based on the retenanting that is occurring. A development or redevelopment property is moved back to the same-property pool once a substantial portion of the NOI growth expected from the development or redevelopment is reflected in both the current and comparable prior year period, generally one year after at least 80% of the expected NOI from the project is realized on a cash basis. Acquisitions are moved into the same-property pool once we have owned the property for the entirety of the comparable periods and the property is not under significant development or redevelopment.
Same-property NOI increased by $3.0 million, or 4.5%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and increased by $6.7 million, or 3.5%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025. Same-property NOI including properties in redevelopment increased by $3.3 million, or 4.6%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 and increased by $7.5 million, or 3.6%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
The following table reconciles net income to NOI, same-property NOI, and same-property NOI including properties in redevelopment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income	$53,801	$15,541	$95,995	$84,716
Depreciation and amortization	32,906	36,831	100,254	106,628
Interest and debt expense	19,962	19,374	58,482	58,666
General and administrative expense	8,776	8,976	27,592	30,224
Gain on sale of real estate	(36,006)	(233)	(36,006)	(49,695)
Loss (gain) on extinguishment of debt	—	—	212	(323)
Other expense (income)	394	(40)	(7,237)	882
Income tax expense	872	600	1,999	1,862
Interest income	(549)	(824)	(1,541)	(2,098)
Non-cash revenue and expenses	(2,692)	(7,761)	(10,287)	(13,795)
NOI	77,464	72,464	229,463	217,067
Adjustments:
Sunrise Mall net operating loss	165	134	689	769
Tenant bankruptcy settlement income and lease termination income	—	(98)	(2,315)	(167)
Non-same property NOI and other(1)	(6,750)	(4,653)	(30,788)	(27,295)
Same-property NOI	$70,879	$67,847	$197,049	$190,374
NOI related to properties being redeveloped	3,736	3,507	20,180	19,317
Same-property NOI including properties in redevelopment	$74,615	$71,354	$217,229	$209,691
(1) Non-same property NOI includes NOI related to properties being redeveloped and properties acquired, disposed, held for sale, or that are in the foreclosure process during the periods being compared, and results of the Company’s captive insurance program.

Funds From Operations
FFO applicable to diluted common shareholders was $50.4 million for the three months ended September 30, 2026 compared to $52.0 million for the three months ended September 30, 2025, and $159.5 million for the nine months ended September 30, 2026 compared to $141.2 million for the nine months ended September 30, 2025.
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

The following table reflects the reconciliation of net income to FFO for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025
Net income	$53,801	$15,541	$95,995	$84,716
Less net (income) loss attributable to noncontrolling interests in:
Consolidated subsidiaries	235	230	715	721
Operating partnership	(2,596)	(836)	(4,703)	(4,326)
Net income attributable to common shareholders	51,440	14,935	92,007	81,111
Adjustments:
Rental property depreciation and amortization	32,405	36,413	98,783	105,446
Limited partnership interests in operating partnership(1)	2,596	836	4,703	4,326
Gain on sale of real estate	(36,006)	(233)	(36,006)	(49,695)
FFO applicable to diluted common shareholders	$50,435	$51,951	$159,487	$141,188
(1) Represents earnings allocated to LTIP and OP unitholders for unissued common shares. LTIP and OP Units are excluded for purposes of calculating earnings per diluted share when their effect is anti-dilutive.

Liquidity and Capital Resources
Due to the nature of our business, the cash generated from operations is primarily paid to our shareholders and unitholders of the Operating Partnership in the form of distributions. Our status as a REIT requires that we generally distribute at least 90% of our REIT’s ordinary taxable income each year. Our Board of Trustees declared a quarterly dividend of $0.21 per common share and OP Unit for the first three quarters of 2026, or an annual rate of $0.84. Historically, we have paid regular cash dividends; however, the timing, declaration, amount and payment of distributions to shareholders and unitholders of the Operating Partnership fall within the discretion of our Board of Trustees. Our Board of Trustees’ decisions regarding the payment of dividends depend on many factors, such as maintaining our REIT status, our financial condition, earnings, capital requirements, debt service obligations, limitations under our financing arrangements, industry practice, legal requirements, regulatory constraints, and other factors.
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
On January 22, 2026, we amended and restated the credit agreement for our unsecured line of credit which reduced the facility size by $100 million to $700 million and extended the maturity date to June 28, 2030, with two six-month extension options. In conjunction with the amendment and restatement of the unsecured line of credit we executed agreements for two term loans aggregating $250 million which includes a 5-year maturity and a 7-year maturity of $125 million each, both of which have a 12-month delayed-draw feature (collectively, the “term loans”). As of September 30, 2026, there was $75 million outstanding under the unsecured line of credit bearing interest at SOFR plus an applicable margin per the credit agreement and no amounts drawn on either of the 5-year or 7-year term loans. The Company has obtained seven letters of credit issued under the unsecured line of credit, aggregating $20.5 million. The letters of credit were provided to mortgage lenders and other entities to secure its obligations in relation to certain reserves and capital requirements and have reduced the amount available under the facility commensurate with their face values. As of September 30, 2026, the letters of credit remain undrawn and no separate liability has been recorded in association with them. As of September 30, 2026, we had an available remaining capacity of $604.5 million under the unsecured line of credit, net of undrawn letters of credit, and $250 million available under the term loans, aggregating $854.5 million of capacity under the unsecured line of credit and term loans. See Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the unsecured line of credit and delayed-draw term loans.
In August 2025, in connection with the launch of the ATM Program, the Company entered into an equity distribution agreement with various financial institutions acting as agents, forward sellers, and forward purchasers (the “Equity Distribution Agreement”). Pursuant to the Equity Distribution Agreement, the Company may from time to time offer and sell, through the agents and forward sellers, the Company’s common shares, par value $0.01 per share, having an aggregate offering price of up to $250 million (the “ATM Program”). The ATM Program replaced the Company’s previous at-the-market program established on August 15, 2022. During the nine months ended September 30, 2026 and 2025, the Company did not issue any common shares under the current or prior ATM Program. See Note 14, Equity and Noncontrolling Interest in Part I, Item 1 of this Quarterly Report on Form 10-Q for more information regarding the ATM Program.
Our short-term cash requirements consist of normal recurring operating expenses, lease obligations, regular debt service requirements, general and administrative expenses, expenditures related to leasing activity and distributions to shareholders and unitholders of the Operating Partnership. Our long-term capital requirements consist primarily of maturities under our long-term debt agreements, development and redevelopment costs and potential acquisitions. As of the date of this filing, we have approximately $236.7 million of debt maturing within the next 12 months related to mortgage loans encumbering six of our properties and are actively exploring our options to repay or refinance the loans.
At September 30, 2026, we had cash and cash equivalents, including restricted cash, of $86.2 million and approximately $854.5 million available under our unsecured line of credit and term loans. The available balance under our unsecured line of credit, term loans and cash on hand are readily available to fund the debt obligations discussed above which are coming due within the next year.

Summary of Cash Flows
Cash and cash equivalents, including restricted cash, was $86.2 million at September 30, 2026, compared to $78.9 million at December 31, 2025 and $144.8 million at September 30, 2025, an increase of $7.3 million and a decrease of $58.6 million, respectively. Our cash flow activities are summarized as follows:

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	$ Change
Net cash provided by operating activities	$171,083	$131,734	$39,349
Net cash used in investing activities	(197,087)	(11,148)	(185,939)
Net cash provided by (used in) financing activities	33,314	(66,432)	99,746

Operating Activities
Net cash flow provided by operating activities primarily consists of cash inflows from rental revenue and cash outflows for property operating expenses, general and administrative expenses and interest and debt expense.
Net cash provided by operating activities of $171.1 million for the nine months ended September 30, 2026 increased by $39.3 million from $131.7 million for the nine months ended September 30, 2025. The increase is due to higher rental revenues for tenant rent commencements, reimbursement for previously incurred environmental remediation costs, lease termination income, real estate tax refunds received during 2026, and the timing of cash receipts and payments related to tenant collections and operating expenses.

Investing Activities
Net cash flow used in investing activities is impacted by the timing and extent of our real estate development, capital improvements, and acquisition and disposition activities during the period.
Net cash used in investing activities of $197.1 million for the nine months ended September 30, 2026 increased by $185.9 million from cash used in investing activities of $11.1 million for the nine months ended September 30, 2025. The change in investing activity cash flows is primarily due to:
•$115.0 million increase in cash used for the acquisition of real estate and the purchase of a leasehold interest in the first nine months of 2026;
•$38.0 million decrease in cash provided by the sale of real estate driven by dispositions in the second quarter of 2025, partially offset by a disposition in the third quarter of 2026; and
•$32.9 million increase in cash used for real estate development and capital improvements in the first nine months of 2026.
The Company had 18 active development, redevelopment or anchor repositioning projects with total estimated costs of $151.6 million, of which $95.0 million had been incurred and $56.6 million remained to be funded as of September 30, 2026.
The following summarizes capital expenditures presented on a cash basis for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
(Amounts in thousands)	2026	2025
Capital expenditures:
Redevelopment and repositioning	$41,905	$34,843
New development and outparcels	44,724	11,350
Maintenance capital expenditures	6,065	13,736
Tenant improvements and leasing landlord work	14,292	14,194
Total capital expenditures	$106,986	$74,123

Financing Activities
Net cash flow provided by or used in financing activities is impacted by the timing and extent of issuances of debt and equity securities, distributions paid to common shareholders and unitholders of the Operating Partnership, as well as principal and other payments associated with our outstanding indebtedness.
Net cash provided by financing activities of $33.3 million for the nine months ended September 30, 2026 increased by $99.7 million from cash used in financing activities of $66.4 million for the nine months ended September 30, 2025. The change in financing activity cash flows is primarily due to:
•$154.1 million decrease in debt repayments;
•$0.8 million increase in cash contributed by noncontrolling interests; and
•$0.2 million decrease in costs for the potential issuance of common shares; offset by

•$41.1 million decrease in mortgage proceeds, net of credit facility borrowings;
•$8.9 million increase in distributions to shareholders and unitholders of the Operating Partnership; and
•$5.4 million increase in debt issuance costs driven by the amendment and extension of our unsecured line of credit and the Plaza at Woodbridge mortgage financing in the first nine months of 2026.

Contractual Obligations
We have contractual obligations related to our mortgage loans, unsecured line of credit and term loans that are both fixed and variable. As of September 30, 2026, our only variable rate exposure was related to our unsecured line of credit that bears interest at a floating rate based on SOFR plus an applicable margin of 1.00%. Further information on our mortgage loans, unsecured line of credit and term loans can be found in Note 6 to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
We have exposure to fluctuations in interest rates, which are sensitive to many factors that are beyond our control. The following table discusses our exposure to hypothetical changes in market rates of interest on interest expense for our variable rate debt and fixed rate debt. This analysis does not take into account all of the factors that may affect our debt, such as the effect that a changing interest rate environment could have on the overall level of economic activity or the action that our management might take to reduce our exposure to the change. This analysis assumes no change in our financial structure. As of September 30, 2026, our variable rate debt outstanding had rates indexed to SOFR.

	2026					2025
(Amounts in thousands)	September 30, Balance		Weighted Average Interest Rate	Effect of 1% Change in Base Rates		December 31, Balance		Weighted Average Interest Rate

Variable rate debt	$75,000		4.88%	$750		$—		N/A
Fixed rate debt	1,640,064	(3)	5.02%	—	(2)	1,619,388		5.03%
	$1,715,064	(1)		$750		$1,619,388	(1)
(1) Excludes unamortized debt issuance costs of $10.2 million and $12.6 million as of September 30, 2026 and December 31, 2025, respectively. Debt issuance costs related to our unsecured line of credit and term loans are included within prepaid expenses and other assets on the consolidated balance sheets.
(2) If the weighted average interest rate of our fixed rate debt increased by 1% (i.e. due to refinancing at higher rates), annualized interest expense would have increased by approximately $16.4 million based on outstanding balances as of September 30, 2026.
(3) Includes the Shoppers World, Montclair, and Plaza at Woodbridge mortgage loans that are hedged with interest rate swap agreements, fixing the interest rates at 5.12%, 3.15%, and 5.03%, respectively.

We may utilize various financial instruments to mitigate the impact of interest rate fluctuations on our cash flows and earnings, including hedging strategies, depending on our analysis of the interest rate environment and the costs and risks of such strategies. We do not enter into any financial instrument agreements, such as derivative agreements, for speculation or trading purposes. As of September 30, 2026, the Company was a counterparty to three interest rate derivative agreements which have been designated as cash flow hedges. These derivative instruments are assessed quarterly and as of September 30, 2026, all meet the criteria of an effective hedge.

Fair Value of Debt
The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2026, the estimated fair value of our consolidated debt was $1.6 billion.

Other Market Risks
As of September 30, 2026, we had no material exposure to any other market risks (including foreign currency exchange risk or commodity price risk).
In making this determination and for purposes of the SEC’s market risk disclosure requirements, we have estimated the fair value of our financial instruments at September 30, 2026 based on pertinent information available to management as of that date. Although management is not aware of any factors that would significantly affect the estimated amounts as of September 30, 2026, future estimates of fair value and the amounts which may be paid or realized in the future may differ significantly from amounts presented.

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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There have not been any changes in our internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Urban Edge Properties
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Plans or Programs(1)
July 1, 2026 - July 31, 2026	—	$—	—	$145,900,000
August 1, 2026 - August 31, 2026	—	—	—	$145,900,000
September 1, 2026 - September 30, 2026	—	—	—	$145,900,000
Total	—	$—	—
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

Urban Edge Properties LP
(a) Recent Sales of Unregistered Securities: Not applicable.
(b) Use of Proceeds from Sales of Registered Securities: Not applicable.
(c) Issuer Purchases of Equity Securities: Not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.     OTHER INFORMATION
During the three months ended September 30, 2026, none of the Company’s trustees or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Date: October 28, 2026

URBAN EDGE PROPERTIES LP
By: Urban Edge Properties, General Partner

/s/ Mark Langer
Mark Langer, Chief Financial Officer

Date: October 28, 2026